Form 10-Q
period 2015-09-26
Performance Food Group Co
filed 2015-11-04
CIK 1618673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-37578

Performance Food Group Company

(Exact name of registrant as specified in its charter)

Delaware	43-1983182
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)

12500 West Creek Parkway Richmond, Virginia	23238
(Address of principal executive offices)	(Zip Code)

(804) 484-7700

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☒ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

102,583,161 shares of common stock were outstanding as of October 27, 2015.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q (this “Form 10-Q”) may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. All statements, other than statements of historical facts included in this Form 10-Q, including statements concerning our plans, objectives, goals, beliefs, business strategies, future events, business conditions, our results of operations, financial position and our business outlook, business trends and other information, may be forward-looking statements. Words such as “estimates,” “expects,” “contemplates,” “will,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts,” “may,” “should” and variations of such words or similar expressions are intended to identify forward-looking statements. The forward-looking statements are not historical facts, and are based upon our current expectations, beliefs, estimates and projections, and various assumptions, many of which, by their nature, are inherently uncertain and beyond our control. Our expectations, beliefs, estimates and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs, estimates and projections will result or be achieved and actual results may vary materially from what is expressed in or indicated by the forward-looking statements.

There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. Such risks, uncertainties and other important factors that could cause actual results to differ include, among others, the risks, uncertainties and factors set forth under “Risk Factors” in the Company’s prospectus dated October 1, 2015 (the “Prospectus”), filed with the Securities and Exchange Commission (the “SEC”) on October 2, 2015 pursuant to Rule 424(b)(4) under the Securities Act, and in this report, as such risk factors may be updated from time to time in our periodic filings with the SEC, and are accessible on the SEC’s website at www.sec.gov, and also include the following:

•	we operate in a low margin industry, which could increase the volatility of our results of operations;

•	we may not realize anticipated benefits from our operating cost reduction and productivity improvement efforts, including Winning Together;

•	our profitability is directly affected by cost inflation or deflation and other factors;

•	lack of long-term contracts with certain of our customers;

•	group purchasing organizations may become more active in our industry and increase their efforts to add our customers as members of these organizations;

•	changes in eating habits of consumers;

•	extreme weather conditions;

•	our reliance on third-party suppliers and purchasing cooperatives;

•	labor risks and availability of qualified labor;

•	volatility of fuel costs;

•	changes in pricing practices of our suppliers;

•	inability to adjust cost structure where one or more of our competitors successfully implement lower costs;

•	risks relating to any future acquisitions;

•	environmental, health, and safety costs;

•	reliance on technology and risks associated with disruption or delay in implementation of new technology;

•	difficult economic conditions affecting consumer confidence;

•	product liability claims relating to the products we distribute and other litigation;

•	negative media exposure and other events that damage our reputation;

•	anticipated multiemployer pension related liabilities and contributions to our multiemployer pension plan;

•	impact of uncollectibility of accounts receivable; and

•	departure of key members of senior management.

We caution you that the risks, uncertainties and other factors referenced above may not contain all of the risks, uncertainties and other factors that are important to you. In addition, we cannot assure you that we will realize the results, benefits or developments that we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our business in the way expected. There can be no assurance that (i) we have correctly measured or identified all of the factors affecting our business or the extent of these factors’ likely impact, (ii) the available information with respect to these factors on which such analysis is based is complete or accurate, (iii) such analysis is correct or (iv) our strategy, which is based in part on this analysis, will be successful. All foward-looking statements in this report apply only as of the date of this report or as the date they were made and, except as required by applicable law, we undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

Unless this Form 10-Q indicates otherwise or the context otherwise requires, the terms “we,” “our,” “us,” “the Company,” or “PFG” as used in this Form 10-Q refer to Performance Food Group Company and its consolidated subsidiaries.

Part I – FINANCIAL INFORMATION

Item 1.	Financial Statements

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

($ in millions, except share and per share data)	As of September 26, 2015	As of June 27, 2015
ASSETS
Current assets:
Cash	$11.5	$9.2
Accounts receivable, less allowances of $18.5 and $16.0	942.6	964.6
Inventories, net	916.3	882.6
Prepaid expenses and other current assets	30.6	26.4
Deferred income tax asset, net	17.4	17.5

Total current assets	1,918.4	1,900.3
Goodwill	668.3	664.0
Other intangible assets, net	179.8	186.9
Property, plant and equipment, net	593.3	594.7
Restricted cash	20.2	20.2
Other assets	24.7	24.8

Total assets	$3,404.7	$3,390.9

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Outstanding checks in excess of deposits	$138.8	$126.3
Trade accounts payable	855.9	895.9
Accrued expenses	206.9	234.1
Long-term debt—current installments	9.4	9.4
Capital and finance lease obligations—current installments	3.0	3.5
Derivative liabilities	9.0	7.8

Total current liabilities	1,223.0	1,277.0
Long-term debt	1,451.6	1,395.8
Deferred income tax liability, net	97.7	100.3
Long-term derivative liabilities	3.0	1.3
Capital and finance lease obligations, excluding current installments	33.2	33.8
Other long-term liabilities	90.7	89.7

Total liabilities	2,899.2	2,897.9

Commitments and contingencies (Note 9)
Shareholders’ equity:
Common Stock
Class A: $0.01 par value per share, none authorized, issued, or outstanding as of September 26, 2015; 250,000,000 shares authorized; 86,860,562 shares issued and outstanding as of June 27, 2015	—	0.9
Class B: $0.01 par value per share, none authorized, issued, or outstanding as of September 26, 2015; 25,000,000 shares authorized; 18,388 shares issued and outstanding as of June 27, 2015	—	—
Common Stock: $0.01 par value per share, 1,000,000,000 shares authorized, 86,888,617 shares issued and outstanding as of September 26, 2015; none authorized, issued and outstanding as of June 27, 2015	0.9	—
Additional paid-in capital	595.3	594.1
Accumulated other comprehensive loss, net of tax benefit of $3.8 and $2.9	(5.4)	(4.5)
Accumulated deficit	(85.3)	(97.5)

Total shareholders’ equity	505.5	493.0

Total liabilities and shareholders’ equity	$3,404.7	$3,390.9

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

($ in millions, except share and per share data)	Three months ended September 26, 2015	Three months ended September 27, 2014
Net sales	$3,928.9	$3,697.6
Cost of goods sold	3,447.8	3,248.2

Gross profit	481.1	449.4
Operating expenses	437.1	416.7

Operating profit	44.0	32.7

Other expense:
Interest expense, net (includes $2.0 and $2.0 for the three-months ended of reclassification adjustments for interest rate swaps)	21.0	21.2
Other, net	2.2	0.2

Other expense, net	23.2	21.4

Income before taxes	20.8	11.3
Income tax expense (includes $2.3 and $0.8 tax benefit for the three-months ended from reclassification adjustments)	8.6	4.7

Net income	$12.2	$6.6

Weighted-average common shares outstanding:
Basic	86,885,548	86,874,101
Diluted	87,653,160	87,600,174
Earnings per common share:
Basic	$0.14	$0.08
Diluted	$0.14	$0.08

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

($ in millions)	Three months ended September 26, 2015	Three months ended September 27, 2014
Net income	$12.2	$6.6
Other comprehensive (loss) income, net of tax:
Interest rate swaps:
Change in fair value, net of tax benefit (expense) of $1.7 and $(0.6) for the three-months ended	(2.1)	0.9
Reclassification adjustment, net of tax expense of $0.8 and $0.8 for the three-months ended	1.2	1.2

Other comprehensive (loss) income	(0.9)	2.1

Total comprehensive income	$11.3	$8.7

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock						Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
($ in millions, except share data)	Class A		Class B		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount

Balance as of June 28, 2014	86,860,562	$0.9	13,538	$—	—	$—	$592.9	$(5.7)	$(154.0)	$434.1
Net income	—	—	—	—	—	—	—	—	6.6	6.6
Interest rate swaps	—	—	—	—	—	—	—	2.1	—	2.1
Stock compensation expense	—	—	—	—	—	—	0.2	—	—	0.2

Balance as of September 27, 2014	86,860,562	$0.9	13,538	$—	—	$—	$593.1	$(3.6)	$(147.4)	$443.0

Balance as of June 27, 2015	86,860,562	$0.9	18,388	$—	—	$—	$594.1	$(4.5)	$(97.5)	$493.0
Issuance of common stock under 2007 Option Plan	—	—	9,700	—	—	—	0.1	—	—	0.1
Repurchase of incremental shares of common stock	(31)	—	(2)	—	—	—	—	—	—	—
Reclassification of Class A and Class B common stock into a single class	(86,860,531)	(0.9)	(28,086)	—	86,888,617	0.9	—	—	—	—
Net income	—	—	—	—	—	—	—	—	12.2	12.2
Interest rate swaps	—	—	—	—	—	—	—	(0.9)	—	(0.9)
Stock compensation expense	—	—	—	—	—	—	1.1	—	—	1.1

Balance as of September 26, 2015	—	$—	—	$—	86,888,617	$0.9	$595.3	$(5.4)	$(85.3)	$505.5

See accompanying notes, which are an integral part of these unaudited consolidated financial statements

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

($ in millions)	Three months ended September 26, 2015	Three months ended September 27, 2014
Cash flows from operating activities:
Net income	$12.2	$6.6
Adjustments to reconcile net income to net cash used in operating activities
Depreciation	18.9	18.6
Amortization of intangible assets	9.3	11.6
Amortization of deferred financing costs and other	2.6	2.6
Provision for losses on accounts receivables	2.9	2.1
Stock compensation expense	1.1	0.2
Deferred income tax benefit	(1.7)	(2.3)
Change in fair value of derivative assets and liabilities	1.2	0.2
Gain on assets held for sale	—	(0.9)
Other	—	(0.1)
Changes in operating assets and liabilities, net:
Accounts receivable	20.3	(84.3)
Inventories	(32.7)	(43.6)
Prepaid expenses and other assets	(4.2)	(2.6)
Trade accounts payable	(40.8)	24.1
Outstanding checks in excess of deposits	12.5	(3.6)
Accrued expenses and other liabilities	(27.5)	(11.3)

Net cash used in operating activities	(25.9)	(82.7)

Cash flows from investing activities:
Purchases of property, plant and equipment	(17.7)	(17.3)
Net cash paid for acquisition	(8.9)	—
Increase in restricted cash	—	(5.1)
Proceeds from sale of property, plant and equipment	0.2	0.2
Proceeds from sale of assets held for sale	—	1.9

Net cash used in investing activities	(26.4)	(20.3)

Cash flows from financing activities:
Net borrowings under ABL Facility	57.5	104.6
Payments on Term Facility	(1.9)	(1.9)
Proceeds from sale-leaseback transaction	—	3.4
Proceeds from exercised stock options	0.1	—
Cash paid for acquisitions	—	(0.1)
Payments under capital and finance lease obligations	(1.1)	(0.7)

Net cash provided by financing activities	54.6	105.3

Net increase in cash	2.3	2.3
Cash, beginning of period	9.2	5.3

Cash, end of period	$11.5	$7.6

Supplemental disclosures of cash flow information:

(In millions)	Three months ended September 26, 2015	Three months ended September 27, 2014
Cash paid during the year for:
Interest	$18.2	$18.0
Income taxes, net of refunds	4.2	0.4

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Summary of Business Activities

Business Overview

Performance Food Group Company, through its subsidiaries, markets and distributes national and company-branded food and food-related products to customer locations across the United States. The Company serves both of the major customer types in the restaurant industry: (i) independent, or “Street” customers, and (ii) multi-unit, or “Chain” customers, which include regional and national family and casual dining restaurants chains, fast casual chains, and quick-service restaurants. The Company also serves schools, healthcare facilities, business and industry locations, and other institutional customers.

Reverse stock split

On August 28, 2015, the Company effected a 0.485 for one reverse stock split of its Class A and Class B common stock and a reclassification of its Class A common stock and its Class B common stock into a single class. The Company retained the par value of $0.01 per share for all shares of common stock. All references to numbers of common shares and per-share data in the accompanying financial statements have been adjusted to reflect the stock split on a retroactive basis. Shareholders’ equity reflects the stock split by reclassifying from Common stock to Additional paid-in capital an amount equal to the par value of the reduction in shares arising from the reverse stock split.

Initial public offering

On October 6, 2015, the Company completed an initial public offering (“IPO”) in which it sold 12,777,325 newly issued shares of common stock and selling stockholders of the Company sold 3,897,675 shares of existing common stock at a public offering price of $19.00 per share. The Company’s common stock began trading publicly on the New York Stock Exchange (NYSE), under the ticker symbol “PFGC”, on October 1, 2015. See Note 15, Subsequent Events, for further discussion.

2.	Basis of Presentation

The consolidated financial statements have been prepared by the Company, without audit, with the exception of the June 27, 2015 consolidated balance sheet, which was derived from the audited consolidated financial statements included in the Company’s Registration Statement on Form S-1 (File No. 333-198654), as amended (the “Registration Statement”). The financial statements include consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive income, consolidated statements of shareholders’ equity, and consolidated statements of cash flows. In the opinion of management, all adjustments, which consist of normal recurring adjustments, except as otherwise disclosed, necessary to present fairly the financial position, results of operations, comprehensive income, shareholders’ equity, and cash flows for all periods presented have been made.

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. The most significant estimates used by management are related to the accounting for the allowance for doubtful accounts, reserve for inventories, impairment testing of goodwill and other intangible assets, acquisition accounting, reserves for claims and recoveries under insurance programs, vendor rebates and other promotional incentives, bonus accruals, depreciation, amortization, determination of useful lives of tangible and intangible assets, and income taxes. Actual results could differ from these estimates.

These financial statements should be read in conjunction with the audited financial statements and notes thereto included the Registration Statement. Certain footnote disclosures included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to applicable rules and regulations for interim financial statements.

3.	Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers. This Update is a comprehensive new revenue recognition model that requires a company to recognize revenue that represents the transfer of promised goods or services to a customer in an amount that reflects the consideration it expects to receive in exchange for those goods or services. Companies may use either a full retrospective or modified retrospective approach for adoption of this Update. This Update, as amended with Accounting Standards Update (ASU) 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date, is effective for public entities for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company has not yet evaluated which transition approach to use or the impact this Update will have on its future financial statements.

In July 2015, the FASB issued Accounting Standards Update (ASU) 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. This Update requires an entity to measure most inventory at the lower of cost and net realizable value. When evidence exists that the net realizable value of inventory is lower than its cost, the difference shall be recognized as a loss in earnings in the period in which it occurs. This Update is effective for public companies prospectively for fiscal years beginning after December 15, 2016, including interim within those fiscal years. The Company has not yet evaluated the impact this Update will have on its future financial statements.

In August 2015, the FASB issued Accounting Standards Update (ASU) 2015-15, Interest — Imputation of Interest. This Update clarifies the guidance set forth in FASB ASU 2015-03, which required that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the debt liability rather than as an asset. This Update clarifies that debt issuance costs related to line-of-credit arrangements could continue to be presented as an asset and be subsequently amortized over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the arrangement. For public entities, this Update is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company has not fully evaluated the impact this update will have on its future financial statements.

4.	Business Combinations

During the first quarter of fiscal 2016, the Company paid cash of $8.9 million for an acquisition which increased goodwill by $4.3 million. This acquisition was immaterial to the consolidated financial statements.

5.	Debt

The Company is a holding company and conducts its operations through its subsidiaries, which have incurred or guaranteed indebtedness as described below.

Debt consisted of the following:

(In millions)	As of September 26, 2015	As of June 27, 2015

ABL	$723.2	$665.7
Term Facility	732.6	734.4
Promissory Note	5.2	5.1

Long-term debt	1,461.0	1,405.2
Capital and finance lease obligations	36.2	37.3

Total debt	1,497.2	1,442.5
Less: current installments	(12.4)	(12.9)

Total debt, excluding current installments	$1,484.8	$1,429.6

ABL Facility

PFGC, Inc. (“PFGC”), a wholly-owned subsidiary of the Company, entered into an Asset Based Revolving Loan Credit Agreement (the “ABL Facility”) on May 23, 2008 that was amended and restated on May 8, 2012 and further amended on May 6, 2013 and February 18, 2015. The ABL Facility is secured by the majority of the tangible assets of PFGC and its subsidiaries. Performance Food Group, Inc., a wholly-owned subsidiary of PFGC, is the lead borrower under the ABL Facility, which is jointly and severally guaranteed by PFGC and all material domestic direct and indirect wholly-owned subsidiaries of PFGC (other than captive insurance subsidiaries and other excluded subsidiaries). Availability for loans and letters of credit under the ABL Facility is governed by a borrowing base, determined by the application of specified advance rates against eligible assets, including trade accounts receivable, inventory, owned real properties, and owned transportation equipment. The borrowing base is reduced quarterly by a cumulative fraction of the real properties and transportation equipment values. Advances on accounts receivable and inventory are subject to change based on periodic commercial finance examinations and appraisals, and the real property and transportation equipment values included in the borrowing base are subject to change based on periodic appraisals. Audits and appraisals are conducted at the direction of the administrative agent for the benefit and on behalf of all lenders.

The amendment in May 2012 increased the size of the ABL Facility from $1.1 billion to $1.4 billion, lowered the interest rate grid for the LIBOR-based pricing option discussed below, and extended the maturity from May 2014 to May 2017. Borrowings under the ABL Facility bear interest, at Performance Food Group, Inc.’s option, at (a) the Base Rate (defined as the greater of (i) the Federal Funds Rate in effect on such date plus 0.5%, (ii) the Prime Rate on such day, or (iii) one month LIBOR plus 1.0%) plus a spread or (b) LIBOR plus a spread. The ABL Facility also provides for an unused commitment fee ranging from 0.25% to 0.375%.

As of September 26, 2015, aggregate borrowings outstanding were $723.2 million. There were also $97.9 million in letters of credit outstanding under the facility, and excess availability was $578.9 million, net of $23.4 million of lenders’ reserves and subject to compliance with customary borrowing conditions. The average interest rate for the ABL facility was 1.86% at September 26, 2015. As of June 27, 2015, aggregate borrowings outstanding were $665.7 million. There were also $102.5 million in letters of credit outstanding under the facility, and excess availability was $631.8 million, net of $19.7 million of lenders’ reserves and subject to compliance with customary borrowing conditions.

The ABL Facility contains covenants requiring the maintenance of a minimum consolidated fixed charge coverage ratio if excess availability falls below (a) the greater of (i) $130.0 million and (ii) 10% of the lesser of the borrowing base and the revolving credit facility amount for five consecutive business days or (b) 7.5% of the revolving credit facility amount at any time. The ABL Facility also contains customary restrictive covenants that include, but are not limited to, restrictions on PFGC’s ability to incur additional indebtedness, pay dividends, create liens, make investments or specified payments, and dispose of assets. The ABL Facility provides for customary events of default, including payment defaults and cross-defaults on other material indebtedness. If an event of default occurs and is continuing, amounts due under such agreement may be accelerated and the rights and remedies of the lenders under such agreement available under the ABL Facility may be exercised, including rights with respect to the collateral securing the obligations under such agreement.

Term Loan Facility

Performance Food Group, Inc. entered into a Credit Agreement providing for a term loan facility (the “Term Facility”) on May 14, 2013. Performance Food Group, Inc. borrowed an aggregate principal amount of $750.0 million under the Term Facility that is jointly and severally guaranteed by PFGC and all domestic direct and indirect wholly-owned subsidiaries of PFGC (other than Captive Insurance subsidiaries and other excluded subsidiaries) Net proceeds to Performance Food Group, Inc. were $746.3 million. The proceeds from the Term Facility were used to redeem the Company’s then outstanding senior notes in full; to pay the fees, premiums, expenses, and other transaction costs incurred in connection with the Term Facility and the ABL Facility amendment discussed above; and to pay a $220 million dividend to the Company’s stockholders. A portion of the Term Facility was considered a modification of such senior notes.

The Term Facility matures in November 2019 and bears interest, at Performance Food Group, Inc.’s option, at a rate equal to a margin over either (a) a Base Rate determined by reference to the higher of (1) the rate of interest published by Credit Suisse (AG), Cayman Islands Branch, as its “prime lending rate,” (2) the federal funds rate plus 0.50%, and (3) one-month LIBOR rate plus 1.00% or (b) a LIBOR rate determined by reference to the service selected by Credit Suisse (AG), Cayman Islands Branch that has been nominated by the British Bankers’ Association (or any successor thereto). The applicable margin for the term loans under the Term Facility may be reduced subject to attaining a certain total net leverage ratio. The applicable margin for borrowings will be 5.25% for loans based on a LIBOR rate and 4.25% for loans based on the Base Rate, as of September 26, 2015. If the Total Net Leverage ratio is lower than 4.25x, the applicable margin for the Term Facility will decrease by 0.25%. The LIBOR rate for term loans is subject to a 1.00% floor and the Base Rate for term loans is subject to a floor of 2.00%. Interest is payable quarterly in arrears in the case of Base Rate loans, and at the end of the applicable interest period (but no less frequently than quarterly) in the case of the LIBOR loans. Performance Food Group, Inc. can incur additional loans under the Term Facility with the aggregate amount of the incremental loans not exceeding the sum of (i) $140.0 million plus (ii) additional amounts so long as the Consolidated Secured Net Leverage Ratio (as defined in the credit agreement governing the Term Facility) does not exceed 5.90:1.00 and so long as the proceeds are not used to finance restricted payments that include any dividend or distribution payments. PFGC is required to repay an aggregate principal amount equal to 0.25% of the aggregate principal amount of $750 million on the last business day of each calendar quarter, beginning September 30, 2013. The Term Facility is prepayable at par. As of September 26, 2015, aggregate borrowings outstanding were $735.0 million with unamortized original issue discount of $2.4 million. Original issue discount is being amortized as additional interest expense on a straight-line basis over the life of the Term Facility, which approximates the effective yield method. For the first quarter of fiscal 2016 and 2015, interest expense included $0.1 million related to the amortization of original issue discount.

On October 6, 2015, the Company completed its IPO and used the net proceeds therefrom to repay $223.0 million aggregate principal amount of indebtedness under the Term Facility. See Note 15, Subsequent Events, for further discussion of the IPO.

The ABL Facility and the Term Facility contain customary restrictive covenants under which all of the net assets of PFGC and its subsidiaries were restricted from distribution to Performance Food Group Company, except for approximately $115.0 million of restricted payment capacity available under such debt agreements, as of September 26, 2015.

Unsecured Subordinated Promissory Note

In connection with an acquisition, Performance Food Group, Inc. issued a $6.0 million interest only, unsecured subordinated promissory note on December 21, 2012, bearing an interest rate of 3.5%. Interest is payable quarterly in arrears. The $6.0 million principal is due in a lump sum in December 2017. All amounts outstanding under this promissory note become immediately due and payable upon the occurrence of a change in control of the Company or PFGC, which includes the sale, lease, or transfer of all or substantially all of the assets of PFGC. This promissory note was initially recorded at its fair value of $4.2 million. The difference between the principal and the initial fair value of the promissory note is being amortized as additional interest expense on a straight-line basis over the life of the promissory note, which approximates the effective yield method. For the first quarter of fiscal 2016 and 2015, interest expense included $0.1 million related to this amortization. As of September 26, 2015, the carrying value of the promissory note was $5.2 million.

6.	Derivatives and Hedging Activities

Risk Management Objective of Using Derivatives

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates and diesel fuel costs. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and payments related to the Company’s investments, borrowings, and diesel fuel purchases.

The effective portion of changes in the fair value of derivatives that are both designated and qualify as cash flow hedges is recorded in other comprehensive income and subsequently reclassified into earnings in the period that the hedged transaction occurs. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.

Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. Since the Company has a substantial portion of its debt in variable-rate instruments, it accomplishes this objective with interest rate swaps. These swaps are designated as cash flow hedges and involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. All of the Company’s interest rate swaps are designated and qualify as cash flow hedges.

Amounts reported in other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the twelve months ending October 1, 2016, the Company estimates that an additional $6.4 million will be reclassified to earnings as an increase to interest expense.

As of September 26, 2015, Performance Food Group, Inc. had five interest rate swaps with a combined $750 million notional amount that were designated as cash flow hedges of interest rate risk. The following table summarizes the outstanding Swap Agreements as of September 26, 2015 (in millions):

Effective Date	Maturity Date	Notional Amount	Fixed Rate Swapped

June 30, 2014	June 30, 2017	200.0	1.52%
June 30, 2014	June 30, 2017	100.0	1.52%
August 9, 2013	August 9, 2018	200.0	1.51%
June 30, 2014	June 30, 2016	150.0	1.47%
June 30, 2014	June 30, 2016	100.0	1.47%

Hedges of Forecasted Diesel Fuel Purchases

From time to time, Performance Food Group, Inc. enters into costless collar arrangements to hedge its exposure to variability in cash flows expected to be paid for its forecasted purchases of diesel fuel. As of September 26, 2015, Performance Food Group, Inc. was a party to five such arrangements, with an aggregate 13.2 million gallon original notional amount in total and an aggregate 7.8 million gallon notional amount remaining. The remaining 7.8 million gallon forecasted purchases of diesel fuel are expected to be made between October 1, 2015 and December 31, 2016.

The fuel collar instruments do not qualify for hedge accounting. Accordingly, the derivative instruments are recorded as an asset or liability on the balance sheet at fair value and any changes in fair value are recorded in the period of change as unrealized gains or losses on fuel hedging instruments and included in Other, net in the accompanying consolidated statement of operations. The Company recorded $1.2 million in unrealized losses and $1.0 million in expense for cash settlements related to these fuel collars for the three-month period ended September 26, 2015, compared to $0.2 million in unrealized losses and no cash settlements related to these fuel collars for the three-month period ended September 27, 2014.

The Company does not currently have a payable or receivable related to cash collateral for its derivatives, and therefore it has not established an accounting policy for offsetting the fair value of its derivatives against such balances. The table below presents the fair value of the derivative financial instruments as well as their classification on the balance sheet as of September 26, 2015 and June 27, 2015:

Fair Value of Derivative Instruments
(in millions)
	Asset Derivatives				Liability Derivatives
	As of September 26, 2015		As of June 27, 2015		As of September 26, 2015		As of June 27, 2015
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments under ASC 815-20:
Interest rate swaps	Prepaid expenses and other current assets	$—	Prepaid expenses and other current assets	$—	Current derivative liabilities	$6.2	Current derivative liabilities	$6.1
Interest rate swaps	Other assets	—	Other assets	0.2	Long- term derivative liabilities	2.9	Long- term derivative liabilities	1.3

Total		$—		$0.2		$9.1		$7.4

Derivatives not designated as hedging instruments under ASC 815-20:
Diesel fuel collars	Prepaid expenses and other current assets	$—	Prepaid expenses and other current assets	$—	Current derivative liabilities	$2.8	Current derivative liabilities	$1.7
Diesel fuel collars	Other assets	—	Other assets	—	Long- term derivative liabilities	0.1	Long- term derivative liabilities	—

Total		$—		$—		$2.9		$1.7

All of the Company’s derivative contracts are subject to a master netting arrangement with the respective counterparties that provide for the net settlement of all derivative contracts in the event of default or upon the occurrence of certain termination events. Upon exercise of termination rights by the non-defaulting party (i) all transactions are terminated, (ii) all transactions are valued and the positive value or “in the money” transactions are netted against the negative value or “out of the money” transactions, and (iii) the only remaining payment obligation is of one of the parties to pay the netted termination amount.

The Company has elected to present the derivative assets and derivative liabilities on the balance sheet on a gross basis for periods ended September 26, 2015 and June 27, 2015. The tables below present the derivative assets and liability balance by type of financial instrument, before and after the effects of offsetting, as of September 26, 2015 and June 27, 2015:

As of September 26, 2015
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
(In millions)				Financial Instruments	Cash Collateral Pledged	Net Amounts

Interest rate swaps:	$—	$—	$—	$—	$—	$—
Diesel fuel collars:	—	—	—	—	—	—

Total derivatives, subject to a master netting arrangement	—	—	—	—	—	—

	As of September 26, 2015
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
(In millions)				Financial Instruments	Cash Collateral Pledged	Net Amounts

Interest rate swaps:	$9.1	$—	$9.1	$—	$—	$9.1
Diesel fuel collars:	2.9	—	2.9	—	—	2.9

Total derivatives, subject to a master netting arrangement	12.0	—	12.0	—	—	12.0

	As of June 27, 2015
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
(In millions)				Financial Instruments	Cash Collateral Pledged	Net Amounts

Interest rate swaps:	$0.2	$—	$0.2	$0.2	$—	$—
Diesel fuel collars:	—	—	—	—	—	—

Total derivatives, subject to a master netting arrangement	0.2	—	0.2	0.2	—	—

	As of June 27, 2015
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
(In millions)				Financial Instruments	Cash Collateral Pledged	Net Amounts

Interest rate swaps:	$7.4	$—	$7.4	$0.2	$—	$7.2
Diesel fuel collars:	1.7	—	1.7	—	—	1.7

Total derivatives, subject to a master netting arrangement	9.1	—	9.1	0.2	—	8.9

The tables below present the effect of the derivative financial instruments designated in hedging relationships on the consolidated statement of operations for the three-month periods ended September 26, 2015 and September 27, 2014:

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statement of Operations for the Three Month Period Ended September 26, 2015 (in millions)
Derivatives in FASB ASC 815-20 Cash Flow Hedging Relationships	Amount of (Gain) Loss Recognized in OCI on Derivative (Effective Portion), including all tax effects	Location of Loss Reclassified from OCI into Income (Effective Portion)	Amount of (Loss) Gain Reclassified from OCI into Income (Effective Portion)	Location of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivatives (Cumulative Ineffective Portion and Amount Excluded from Effectiveness Testing)

Interest Rate Swaps	$2.9	Interest expense	$(2.0)	Other, net	$—

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statement of Operations for the Three Month Period Ended September 27, 2014 (in millions)
Derivatives in FASB ASC 815-20 Cash Flow Hedging Relationships	Amount of (Gain) Loss Recognized in OCI on Derivative (Effective Portion), including all tax effects	Location of Loss Reclassified from OCI into Income (Effective Portion)	Amount of (Loss) Gain Reclassified from OCI into Income (Effective Portion)	Location of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivatives (Cumulative Ineffective Portion and Amount Excluded from Effectiveness Testing)

Interest Rate Swaps	$(0.1)	Interest expense	$(2.0)	Other, net	$—

The derivative instruments are the only assets or liabilities that are recorded at fair value on a recurring basis. The fuel collars are exchange-traded commodities and their fair value is derived from valuation models based on certain assumptions regarding market conditions, some of which may be unobservable. Based on the lack of significance of these unobservable inputs, the Company has concluded that these instruments represent Level 2 on the hierarchy. The fair values of the Company’s interest rate swap agreements are determined using a valuation model with several inputs and assumptions, some of which may be unobservable. A specific unobservable input used by the Company in determining the fair value of its interest rate swaps is an estimation of both the unsecured borrowing spread to LIBOR for the Company as well as that of the derivative counterparties. Based on the lack of significance of this estimated spread component to the overall value of the Company’s interest rate swaps, the Company has concluded that these swaps represent Level 2 on the hierarchy.

There have been no transfers between levels in the hierarchy from June 27, 2015 to September 26, 2015.

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that provide that if the Company either defaults or is capable of being declared in default on any of its indebtedness, the Company can also be declared in default on its derivative obligations.

As of September 26, 2015, and June 27, 2015, the aggregate fair value amount of derivative instruments that contain contingent features was $12.0 million and $8.9 million, respectively. As of September 26, 2015, the Company has not been required to post any collateral related to these agreements. If the Company breached any of these provisions, it would be required to settle its obligations under the agreements at their termination value of $12.0 million.

7.	Fair Value Measurement

Fair value is defined as an exit price, representing the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The accounting guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The three levels of the fair value hierarchy are as follows:

•	Level 1—Observable inputs such as quoted prices for identical assets or liabilities in active markets;

•	Level 2—Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly for substantially the full term of the asset or liability; and

•	Level 3—Unobservable inputs in which there are little or no market data, which include management’s own assumption about the risk assumptions market participants would use in pricing an asset or liability.

The carrying values of cash, accounts receivable, outstanding checks in excess of deposits, trade accounts payable, and accrued expenses approximate their fair values because of the relatively short maturities of those instruments. The derivative liabilities are recorded at fair value on the balance sheet. The fair value of long-term debt, which has a carrying value of $1,461.0 million and $1,405.2 million, is $1,462.7 million and $1,406.0 million at September 26, 2015 and June 27, 2015, respectively, and is determined by reviewing current market pricing related to comparable debt issued at the time of the balance sheet date, and is considered a Level 2 measurement.

The Company is required by its insurers to collateralize a part of the deductibles for its workers’ compensation and liability claims. The Company has chosen to satisfy these collateral requirements by depositing funds in insurance trusts or by issuing letters of credit. All amounts in restricted cash at September 26, 2015 and June 27, 2015 represent funds deposited in insurance trusts, and $10.2 million and $10.2 million, respectively, represent Level 1 fair value measurements.

8.	Income Taxes

The determination of the Company’s overall effective tax rate requires significant judgment, the use of estimates and the interpretation and application of complex tax laws. The effective tax rate reflects the income earned and taxed in various United States federal and state jurisdictions. Tax law changes, increases and decreases in temporary and permanent differences between book and tax items, tax credits, and the Company’s change in income in each jurisdiction all affect the overall effective tax rate.

The Company’s effective tax rate was 41.3% for the three months ended September 26, 2015 and 41.4% for the three months ended September 27, 2014. The effective tax rate varied from the 35% statutory rate primarily due to state taxes, federal credits, and non-deductible expenses.

As of September 26, 2015 and June 27, 2015, the Company had net deferred tax assets of $37.7 million and $36.8 million, respectively, and deferred tax liabilities of $118.0 million and $119.6 million, respectively. The Company believes that it is more likely than not that the remaining deferred tax assets will be realized.

The Company records a liability for Uncertain Tax Positions in accordance with FASB ASC 740-10-25, Income Taxes—General—Recognition. As of September 26, 2015 and September 27, 2014, the Company had approximately $0.9 million and $0.7 million of unrecognized tax benefits, respectively. It is reasonably possible that a decrease of approximately $0.3 million in the balance of unrecognized tax benefits may occur within the next twelve months because of statute of limitations expirations, that, if recognized, would affect the effective tax rate.

It is the Company’s practice to recognize interest and penalties related to uncertain tax positions in income tax expense. Less than $0.1 million (less than $0.1 million net of federal tax benefit) was accrued for interest related to uncertain tax positions as of September 26, 2015 and September 27, 2014, respectively. Net interest expense of less than $0.1 million (less than $0.1 million net of federal tax benefit) was recognized in tax expense for the quarters ended September 26, 2015 and September 27, 2014.

9.	Commitments and Contingencies

Purchase Obligations

The Company had outstanding contracts and purchase orders for capital projects totaling $13.7 million at September 26, 2015. Amounts due under these contracts were not included on the Company’s consolidated balance sheet as of September 26, 2015.

Withdrawn Multiemployer Pension Plans

Until May 2013, Performance Food Group, Inc. participated in the Central States Southeast and Southwest Areas Pension Fund (“Central States Pension Fund”), a multiemployer pension plan administered by the Teamsters Union, pursuant to which Performance Food Group, Inc. was required to make contributions on behalf of certain union employees. The Central States Pension Fund is underfunded and is in critical status. In connection with the recent renegotiation of the collective bargaining agreement that had previously required the Company’s participation in the Central States Pension Fund, the Company negotiated the termination of its participation in the Central States Pension Fund and the Company has withdrawn. The withdrawal liability was increased by $2.8 million during the second quarter of fiscal 2015 to the Company’s total estimated withdrawal liability of $6.9 million. The Company has made total payments for voluntary withdrawal of this plan in the amount of $0.8 million. As of September 26, 2015, the estimated outstanding withdrawal liability totaled $6.1 million.

Guarantees

Subsidiaries of the Company have entered into numerous operating leases, including leases of buildings, equipment, tractors, and trailers. Certain of the leases for tractors, trailers, and other vehicles and equipment provide for residual value guarantees to the lessors. Circumstances that would require the subsidiary to perform under the guarantees include either (1) default on the leases with the leased assets being sold for less than the specified residual values in the lease agreements, or (2) decisions not to purchase the assets at the end of the lease terms combined with the sale of the assets, with sales proceeds less than the residual value of the leased assets specified in the lease agreements. Residual value guarantees under these operating lease agreements typically range between 5% and 25% of the value of the leased assets at inception of the lease. These leases have original terms ranging from 5 to 7 years and expiration dates ranging from 2015 to 2022. As of September 26, 2015, the undiscounted maximum amount of potential future payments for lease guarantees totaled $21.2 million, which would be mitigated by the fair value of the leased assets at lease expiration. The assessment as to whether it is probable that subsidiaries of the Company will be required to make payments under the terms of the guarantees is based upon their actual and expected loss experience. Consistent with the requirements of FASB ASC 460-10-50, Guarantees-Overall-Disclosure, the Company has recorded $0.2 million of the potential future guarantee payments on its consolidated balance sheet as of September 26, 2015.

In addition, the Company from time to time enters into certain types of contracts that contingently require it to indemnify various parties against claims from third parties. These contracts primarily relate to: (i) certain real estate leases under which subsidiaries of the Company may be required to indemnify property owners for environmental and other liabilities and other claims arising from their use of the applicable premises; (ii) certain agreements with the Company’s officers, directors, and employees under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship; and (iii) customer agreements under which the Company may be required to indemnify customers for certain claims brought against them with respect to the supplied products.

Generally, a maximum obligation under these contracts is not explicitly stated. Because the obligated amounts associated with these types of agreements are not explicitly stated, the overall maximum amount of the obligation cannot be reasonably estimated. Historically, the Company has not been required to make payments under these obligations and, therefore, no liabilities have been recorded for these obligations in the Company’s consolidated balance sheets.

Litigation

The Company is engaged in various legal proceedings that have arisen, but have not been fully adjudicated. The likelihood of loss for these legal proceedings, based on definitions within contingency accounting literature, ranges from remote to reasonably possible to probable. When probable and reasonably estimable, the losses have been accrued. Based on estimates of the range of potential losses associated with these matters, management does not believe that the ultimate resolution of these proceedings, either individually or in the aggregate, will have a material adverse effect upon the consolidated financial position or results of operations of the Company. However, the final results of legal proceedings cannot be predicted with certainty and, if the Company failed to prevail in one or more of these legal matters, and the associated realized losses were to exceed the Company’s current estimates of the range of potential losses, the Company’s consolidated financial position or results of operations could be materially adversely affected in future periods.

Sales Tax Liabilities

The Company’s sales and use tax filings are subject to customary audits by authorities in the jurisdictions where it conducts business in the United States, which may result in assessments of additional taxes.

10.	Related-Party Transactions

Transaction and Advisory Fee Agreement

The Company is a party to an advisory fee agreement pursuant to which affiliates of The Blackstone Group and Wellspring Capital Management provide certain strategic and structuring advice to the Company and certain monitoring, advising, and consulting services. The advisory fee agreement generally provides for the payment by the Company of certain fees, and the reimbursement of out of pocket expenses. The annual advisory fee is the greater of $2.5 million or 1.5% of the Company’s consolidated EBITDA (as defined in the advisory fee agreement) for the immediately preceding fiscal year. For the three-month periods ended September 26, 2015 and September 27, 2014, the annual payment and reimbursements to affiliates of Blackstone and Wellspring totaled $5.0 million and $4.4 million, respectively.

Subsequent to September 26, 2015, the agreement was amended to provide that the advisory agreement will terminate no later than the second anniversary of the initial closing date of the IPO.

Other

The Company leases a distribution facility from an entity owned by an officer of the Company. The lease generally provides that the Company will bear the cost of property taxes. Total rent and taxes paid to the officer’s company totaled $0.1 million for the three-month period ended September 26, 2015, compared to $0.1 million for the three-month period ended September 27, 2014.

The Company does business with certain other affiliates of The Blackstone Group. In the three-month period ended September 26, 2015, the Company recorded sales of $6.7 million to certain of these affiliate companies. In the three-month period ended September 26, 2015, the Company recorded no purchases from affiliate companies. In the three-month period ended September 27, 2014, the Company recorded sales of $7.2 million to certain of these affiliate companies. In the three-month period ended September 27, 2014, the Company recorded purchases of $0.7 million from certain of these affiliate companies. The Company does not conduct a material amount of business with affiliates of Wellspring Capital Management.

As of September 26, 2015, an affiliate of The Blackstone Group held $18.1 million of the outstanding $735.0 million Term Facility. The Company paid approximately $0.3 million in interest related to the three-month period ended September 26, 2015, to this affiliate pursuant to the terms of the Term Facility. The Company paid approximately $0.5 million in interest related to the three-month period ended September 27, 2014, to this affiliate pursuant to the terms of the Term Facility. See Note 5, Debt, for a discussion of the Term Facility.

11.	Earnings Per Share

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is calculated using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased with the proceeds from the exercise of stock options under the treasury stock method.

For the three months ended September 27, 2014, the Company’s calculation of weighted-average number of common shares includes Class A and Class B common stock. All shares of Class A and Class B common stock entitle the holders thereof to the same rights, preferences, and privileges in respect of dividends.

A reconciliation of the numerators and denominators for the basic and diluted EPS computations is as follows:

($ in millions, except share and per share amounts)	Three months ended September 26, 2015	Three months ended September 27, 2014

Numerator:
Net income	$12.2	$6.6

Denominator:
Weighted-average common shares outstanding	86,885,548	86,874,101
Dilutive effect of share-based awards	767,612	726,073

Weighted-average dilutive shares outstanding	87,653,160	87,600,174

Basic earnings per share	$0.14	$0.08

Diluted earnings per share	$0.14	$0.08

12.	Stock Compensation

Performance Food Group Company provides compensation benefits to employees and non-employee directors under several share based payment arrangements.

The Performance Food Group Company 2007 Management Option Plan (the “2007 Option Plan”)

The 2007 Option Plan allows for the granting of awards to current and future employees, officers, directors, consultants, and advisors of the Company or its affiliates in the form of nonqualified options. The 2007 Option Plan is designed to promote the long-term growth and profitability of the Company by providing employees and consultants who are or will be involved in the Company’s growth with an opportunity to acquire an ownership interest in the Company, thereby encouraging them to contribute to and participate in the success of the Company. The terms and conditions of awards granted under the 2007 Option Plan are determined by the Board of Directors. There are 6,445,982 shares of common stock reserved for issuances under the 2007 Option Plan. All current awards have a contractual term of ten years.

Each of the employee awards under the 2007 Option Plan is divided into three equal portions. Tranche I options are subject to time vesting. Tranche II and Tranche III options are subject to both time and performance vesting, including performance criteria based on the internal rate of return and sponsor cash inflows as outlined in the 2007 Option Plan. Prior to the amendment discussed below, the Company’s assessment of the performance criteria indicated that satisfaction of the performance criteria was not probable and therefore, no compensation expense had been recognized to date on Tranche II and Tranche III options.

The Tranche I compensation cost that has been charged against income for the Company’s 2007 Option Plan was $0.3 million for the quarter ended September 26, 2015 and $0.2 million for the quarter ended September 27, 2014 and is included within operating expenses in the consolidated statement of operations. These costs relate to the service condition component of the awards and are being recognized on a straight-line basis. The Company recorded no tax benefit nor incurred an impact on its cash flows related to compensation cost on share-based payment arrangements for the period. The total remaining unrecognized compensation cost for Tranche I was $4.6 million as of September 26, 2015.

The 2007 Option Plan has repurchase rights that generally allow the Company to repurchase shares, at the current fair value following a participant’s retirement or a participant’s termination of employment by the Company other than for “cause” and at the lower of the original exercise price or current fair value following any termination of employment by the Company for “cause,” resignation of the participant, or in the event a participant resigns due to retirement and subsequently breaches the non-competition or non-solicitation covenant within one year of such participant’s termination. Because of the existence of the repurchase rights, the weighted average service period has exceeded the contractual term of the options. However, the repurchase option feature of this plan terminated upon the date of an Initial Public Offering. As a result, the Company’s management determined that the requisite service period should be reduced from 10.7 to the 5 year service vesting period and estimates compensation costs of $3.8 million will be recorded in the second quarter.

On July 30, 2015, the Company approved amendments to the 2007 Option Plan to modify the vesting terms of all of the Tranche II and Tranche III options granted pursuant to the 2007 Option Plan. These time and performance vesting options will continue to vest based on a combination of time and performance vesting conditions. The time-based vesting condition did not change and will continue to be satisfied with respect to 20% of the shares underlying these options annually, based on the participant’s continued employment with the Company. The performance-based vesting condition was reduced to reflect changes in the food industry environment since the plan was adopted.

In addition, as part of the amendments to the 2007 Option Plan, the Company further evaluated its outstanding options and in light of the fact that certain grants of options (Tranche II and III options) have performance targets that may not be met before the expiration of such options, individuals holding these unvested time and performance-vesting options were allowed the right to exercise such options into restricted shares of the Company’s common stock and to receive a new grant of time and performance-vesting options to purchase shares of our common stock. On September 30, 2015, 3.73 million options were exchanged for 2.27 million restricted shares and 1.46 million new options. There were no new awards during the quarter. Subsequent to the quarter, the Company issued approximately 120,000 new option awards under the 2007 Option Plan. These awards are comprised of three equal portions exercisable for one-third of the grant with vesting consistent with past grants.

Based on management’s assessment of probability associated with the underlying conditions of the amended Tranche II and II awards, the Company believes that, following the amendments, there is a reasonable possibility that the performance targets could be met. Therefore, the Company engaged an unrelated specialist to assist in the process of determining the fair value based measure of the modified award. Based on management’s initial evaluation, the preliminary estimate of the possible future compensation expense is approximately $40 million. The expense will be recognized in the next four years when the Company concludes that it is probable that the performance metrics will be met.

The Performance Food Group Company 2015 Omnibus Incentive Plan (“the 2015 Incentive Plan”)

In July 2015, the Company approved the 2015 Incentive Plan. The 2015 Incentive Plan allows for the granting of awards to current employees, officers, directors, consultants, and advisors of the Company. Similar to the 2007 Option Plan, the 2015 Incentive Plan is designed to promote the long-term growth and profitability of the Company by providing employees and consultants who are or will be involved in the Company’s growth with an opportunity to acquire an ownership interest in the Company, thereby encouraging them to contribute to and participate in the success of the Company. The terms and conditions of awards granted under the 2015 Option Plan are determined by the Board of Directors.

There are 4,850,000 shares of common stock reserved for issuance under the 2015 Incentive Plan including non-qualified stock options and incentive stock options, stock appreciation rights, restricted shares, and other equity based or cash-based awards. In connection with the IPO, the Company granted approximately 144,000 options, 525,000 shares of time-vesting restricted stock, and 144,000 performance-vesting restricted stock to employees. In addition, the Company granted restricted stock units to certain directors. The compensation cost that has been charged against income for the Company’s 2015 Incentive Plan was $0.8 million for the quarter ended September 26, 2015 and is included within operating expenses in the consolidated statement of operations. Total unrecognized compensation cost for time vesting awards is estimated to be $14.3 million as of September 26, 2015.

Management is in the process of valuing and assessing the probability associated with the underlying conditions of the performance stock awards and in the process of determining the fair value based measure of the award. Depending on the terms of the awards, the expense will either be recognized over the respective service periods or be based on the timing of when the Company concludes that it is probable that the performance metrics will be met.

13.	Other, net

Other, net on the consolidated statement of operations primarily includes the change in fair value gains or loss and cash settlements pertaining to our derivatives on forecasted diesel fuel purchases along with other non-operating income or expense items. Other, net consisted of the following:

(In millions)	For the three months ended September 26, 2015	For the three months ended September 27, 2014

Change in fair value loss on derivatives for forecasted diesel fuel purchased	$1.2	$0.2
Cash settlements on derivatives for forecasted diesel fuel purchases	1.0	—

Other, net	$2.2	$0.2

14.	Segment Information

The Company has three reportable segments, as defined by ASC 280 Segment Reporting, related to disclosures about segments of an enterprise. The Performance Foodservice segment markets and distributes food and food-related products to Street restaurants, Chain restaurants, and other institutional “food-away-from-home” locations. The PFG Customized segment principally serves the family and casual dining channel but also serves fine dining, fast casual, and quick serve restaurant chains. The Vistar segment distributes candy, snack, beverage, and other products to customers in the vending, office coffee services, theater, retail, and other channels. Intersegment sales represent sales between the segments and are eliminated in consolidation. Management evaluates the performance of each operating segment based on various operating and financial metrics, including total sales and EBITDA. For PFG Customized, EBITDA includes certain allocated corporate charges that are included in operating expenses. The allocated corporate charges are determined based on a percentage of total sales. This percentage is reviewed on a periodic basis to ensure that the segment is allocated a reasonable rate of corporate expenses based on its use of corporate services.

Corporate & All Other is comprised of corporate overhead and certain operations that are not considered separate reportable segments based on their size. This includes the operations of the Company’s internal logistics unit responsible for managing and allocating inbound logistics revenue and expense.

(In millions)	Performance Foodservice	PFG Customized	Vistar	Corporate & All Other	Eliminations	Consolidated
For the three months ended September 26, 2015
Net external sales	$2,366.7	$927.0	$631.5	$3.7	$—	$3,928.9
Inter-segment sales	1.7	0.1	0.7	49.6	(52.1)	—

Total sales	2,368.4	927.1	632.2	53.3	(52.1)	3,928.9
EBITDA	70.5	7.3	22.4	(30.2)	—	70.0
Depreciation and amortization	15.2	3.8	4.2	5.0	—	28.2
Capital expenditures	8.5	1.2	0.4	7.6	—	17.7

For the three months ended September 27, 2014
Net external sales	$2,249.9	$868.8	$575.0	$3.9	$—	$3,697.6
Inter-segment sales	1.5	0.1	0.7	42.3	(44.6)	—

Total sales	2,251.4	868.9	575.7	46.2	(44.6)	3,697.6
EBITDA	55.5	7.6	24.0	(24.4)	—	62.7
Depreciation and amortization	16.5	3.9	3.7	6.1	—	30.2
Capital expenditures	6.8	1.7	1.2	7.6	—	17.3

Total assets by reportable segment, excluding intercompany receivables between segments, are as follows:

(In millions)	As of September 26, 2015	As of June 27, 2015
Performance Foodservice	$1,968.8	$1,915.7
PFG Customized	637.3	649.8
Vistar	541.9	539.2
Corporate & All Other	256.7	286.2

Total assets	$3,404.7	$3,390.9

15.	Subsequent Events

On October 6, 2015, the Company completed its IPO of 16,675,000 shares of common stock for cash consideration of $19.00 per share ($17.955 per share net of underwriting discounts), including the exercise in full by the underwriters of their option to purchase additional shares. The Company sold an aggregate of 12,777,325 shares of such common stock for an aggregate offering price of the amount sold of $242.8 million, and certain selling stockholders sold 3,897,675 shares. In connection with the offering the Company paid the underwriters a discount of $1.045 per share, for a total underwriting discount of approximately $13.4 million. In addition, the Company incurred other expenses estimated at $5.7 million in connection with the offering. This offering generated aggregate net proceeds to the Company of approximately $223.7 million, net of underwriting discounts and commissions and direct offering expenses. Using the net proceeds from the IPO, the Company repaid $223.0 million aggregate principal amount of indebtedness under the Term Facility.

Management has evaluated subsequent events through November 4, 2015, the date that the financial statements were available to be issued. Any items noted have been properly reflected or disclosed in the consolidated financial statements and accompanying notes above.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with “Summary—Summary Historical Consolidated Financial Data,” “Selected Historical Consolidated Financial Data,” and our historical consolidated financial statements and the notes thereto included in the Prospectus and the unaudited financial statements and Notes thereto included elsewhere in this Form 10-Q. In addition to historical consolidated financial information, this discussion contains forward-looking statements that reflect our plans, estimates, and beliefs and involve numerous risks and uncertainties, including but not limited to those described in the “Risk Factors” section of the Prospectus. Actual results may differ materially from those contained in any forward-looking statements. You should carefully read “Special Note Regarding Forward-Looking Statements” in this Form 10-Q.”

Our Company

We market and distribute approximately 150,000 food and food-related products to customers across the United States from 68 distribution facilities to over 150,000 customer locations in the “food-away-from-home” industry. We offer our customers a broad assortment of products including our proprietary-branded products, nationally-branded products, and products bearing our customers’ brands. Our product assortment ranges from “center-of-the-plate” items (such as beef, pork, poultry, and seafood), frozen foods, and groceries to candy, snacks, and beverages. We also sell disposables, cleaning and kitchen supplies, and related products used by our customers. In addition to the products we offer to our customers, we provide value-added services by allowing our customers to benefit from our industry knowledge, scale, and expertise in the areas of product selection and procurement, menu development, and operational strategy.

We have three reportable segments: Performance Foodservice, PFG Customized, and Vistar. Our Performance Foodservice segment distributes a broad line of national brands, customer brands, and our proprietary-branded food and food-related products, or “Performance Brands.” Performance Foodservice sells to independent, or “Street,” and multi-unit, or “Chain,” restaurants and other institutions such as schools, healthcare facilities, and business and industry locations. Our PFG Customized segment has provided longstanding service to some of the most recognizable family and casual dining restaurant chains and recently expanded service to fast casual and quick service restaurant chains. Our Vistar segment specializes in distributing candy, snacks, beverages, and other items nationally to the vending, office coffee service, theater, retail, hospitality, and other channels. We believe that there are substantial synergies across our segments. Cross-segment synergies include procurement, operational best practices such as the use of new productivity technologies, and supply chain and network optimization, as well as shared corporate functions such as accounting, treasury, tax, legal, information systems, and human resources.

Recent Trends and Initiatives

Our case volume grew in each quarter over the comparable prior fiscal year, starting in the second quarter of fiscal 2010 and continuing through the most recent quarter. We believe that we gained industry share during the first quarter of fiscal 2016 given that we have grown our sales more rapidly than forecast by Technomic, a research and consulting firm servicing the food and food related industry. Our Adjusted EBITDA grew 14.1% from the first quarter of fiscal 2015 to the first quarter of fiscal 2016, driven by case growth of 5.1% and improved profit per case. Gross margin dollars rose 7.1% versus the comparable prior year period, faster than case growth, primarily as a result of shifting our channel mix toward higher gross margin customers and shifting our product mix toward sales of Performance Brands. Our operating expenses compared to the first quarter of fiscal 2015 rose 4.9%, slower than case growth, as a result of initiatives undertaken to reduce operating expenses and lower fuel prices.

We have established a program called Winning Together, which complements our sales focus with specific initiatives to take advantage of our scale and to drive productivity in non-customer facing areas on an ongoing basis. Winning Together is led by teams whose primary responsibility is to improve our business processes, capture best practices, and maintain a continuous improvement culture in our procurement and operations functions.

Key Factors Affecting Our Business

We believe that our performance is principally affected by the following key factors:

•	Changing demographic and macroeconomic trends. The share of consumer spending captured by the food-away-from-home industry increased steadily for several decades and paused during the recession that began in 2008. Following the recession, the share has again increased as a result of increasing employment, rising disposable income, increases in the number of restaurants, and favorable demographic trends, such as smaller household sizes, an increasing number of dual income households, and an aging population base that spends more per capita at foodservice establishments. The foodservice distribution industry is also sensitive to national and regional economic conditions, such as changes in consumer spending, changes in consumer confidence, and changes in the prices of certain goods.

•	Food distribution market structure. We are the third largest foodservice distributer by revenue in the United States behind Sysco and US Foods, which are both national broadline distributors. The balance of the market consists of a wide spectrum of companies ranging from businesses selling a single category of product (e.g., produce) to large regional broadline distributors with many distribution centers and thousands of products across all categories. We believe our scale enables us to invest in our Performance Brands, to benefit from economies of scale in purchasing and procurement, and to drive supply chain efficiencies that enhance our customers’ satisfaction and profitability. We believe that the relative growth of larger foodservice distributors will continue to outpace that of smaller, independent players in our industry.

•	Our ability to successfully execute our segment strategies and implement our initiatives. Our performance will continue to depend on our ability to successfully execute our segment strategies and to implement our current and future initiatives, including our Winning Together program. The key strategies include focusing on Street sales and Performance Brands, pursuing new customers for all three of our business segments, utilizing our infrastructure to gain further operating and purchasing efficiencies, and making strategic acquisitions.

How We Assess the Performance of Our Business

In assessing the performance of our business, we consider a variety of performance and financial measures. The key measures used by our management are discussed below. The percentages on the results presented below are calculated based on the rounded numbers.

Net Sales

Net sales is equal to gross sales minus sales returns as well as any sales incentives that we offer to our customers, such as rebates and discounts that are offsets to gross sales, and certain other adjustments. Our net sales are driven by changes in case volumes, product inflation prior to pricing of our products, and mix of products sold.

Gross Profit

Gross profit is equal to our net sales minus our cost of goods sold. Cost of goods sold primarily includes inventory costs (net of supplier consideration) and inbound freight. Cost of goods sold generally changes as we incur higher or lower costs from our suppliers and as our customer and product mix changes.

EBITDA and Adjusted EBITDA

Management measures operating performance based on our EBITDA, defined as net income (loss) before interest expense (net of interest income), income taxes, and depreciation and amortization. EBITDA is not defined under U.S. GAAP and is not a measure of operating income, operating performance, or liquidity presented in accordance with U.S. GAAP and is subject to important limitations. Our definition of EBITDA may not be the same as similarly titled measures used by other companies.

We believe that the presentation of EBITDA enhances an investor’s understanding of our performance. We believe this measure is a useful metric to assess our operating performance from period to period by excluding certain items that we believe are not representative of our core business. We use this measure to evaluate the performance of our segments and for business planning purposes. We believe that EBITDA will provide investors with a useful tool for assessing the comparability between periods of our ability to generate cash from operations sufficient to pay taxes, to service debt, and to undertake capital expenditures because it eliminates depreciation and amortization expense. We present EBITDA in order to provide supplemental information that we consider relevant for the readers of our consolidated financial statements included elsewhere in this Form 10-Q, and such information is not meant to replace or supersede U.S. GAAP measures.

In addition, management uses Adjusted EBITDA, defined as net income (loss) before interest expense (net of interest income), income and franchise taxes, and depreciation and amortization, further adjusted to exclude certain unusual, non-cash, non-recurring, cost reduction, and other adjustment items permitted in calculating covenant compliance under our credit agreements (other than certain pro forma adjustments permitted under our credit agreements relating to the Adjusted EBITDA contribution of acquired entities or businesses prior to the acquisition date). Under our credit agreements, our ability to engage in certain activities such as incurring certain additional indebtedness, making certain investments, and making restricted payments is tied to ratios based on Adjusted EBITDA (as defined in the credit agreements). Our definition of Adjusted EBITDA may not be the same as similarly titled measures used by other companies.

Adjusted EBITDA is not defined under U.S. GAAP and is subject to important limitations. We believe that the presentation of Adjusted EBITDA is useful to investors because it is frequently used by securities analysts, investors, and other interested parties in their evaluation of the operating performance of companies in industries similar to ours. In addition, targets based on Adjusted EBITDA are among the measures we use to evaluate our management’s performance for purposes of determining their compensation under our incentive plans.

EBITDA and Adjusted EBITDA have important limitations as analytical tools and you should not consider them in isolation or as substitutes for analysis of our results as reported under U.S. GAAP. For example, EBITDA and Adjusted EBITDA:

•	exclude certain tax payments that may represent a reduction in cash available to us;

•	do not reflect any cash capital expenditure requirements for the assets being depreciated and amortized that may have to be replaced in the future;

•	do not reflect changes in, or cash requirements for, our working capital needs; and

•	do not reflect the significant interest expense, or the cash requirements, necessary to service our debt.

In calculating Adjusted EBITDA, we add back certain non-cash, non-recurring, and other items that are included in EBITDA and net income as permitted or required by our credit agreements. Adjusted EBITDA among other things:

•	does not include non-cash stock-based employee compensation expense and certain other non-cash charges;

•	does not include cash and non-cash restructuring, severance, and relocation costs incurred to realize future cost savings and enhance our operations; and

•	does not reflect management fees paid to Blackstone and Wellspring Capital Management, our Sponsors.

Results of Operations, EBITDA, and Adjusted EBITDA

The following table sets forth a summary of our results of operations, EBITDA, and Adjusted EBITDA for the periods indicated (dollars in millions, except per share data):

	Three Months Ended
	September 26, 2015	September 27, 2014	Change	%
Net sales	$3,928.9	$3,697.6	$231.3	6.3
Cost of goods sold	3,447.8	3,248.2	199.6	6.1

Gross profit	481.1	449.4	31.7	7.1
Operating expenses	437.1	416.7	20.4	4.9

Operating profit	44.0	32.7	11.3	34.6
Other expense
Interest expense, net	21.0	21.2	(0.2)	(0.9)
Other, net	2.2	0.2	2.0	1,000.0

Other expense, net	23.2	21.4	1.8	8.4
Income before income taxes	20.8	11.3	9.5	84.1
Income tax expense	8.6	4.7	3.9	83.0

Net income	$12.2	$6.6	$5.6	84.8

EBITDA	$70.0	$62.7	$7.3	11.6
Adjusted EBTIDA	$80.1	$70.2	$9.9	14.1

Weighted-average common shares outstanding:
Basic	86,885,548	86,874,101
Diluted	87,653,160	87,600,174
Earnings per common share:
Basic	$0.14	$0.08
Diluted	$0.14	$0.08

Share and per share amounts have been retroactively adjusted to reflect a reverse stock split of our common stock.

We believe that the most directly comparable GAAP measure to EBITDA and Adjusted EBITDA is net income (loss). The following table reconciles EBITDA and Adjusted EBITDA to net income for the periods presented:

	Three Months Ended
	September 26, 2015	September 27, 2014
	(dollars in millions)

Net income	$12.2	$6.6
Interest expense, net	21.0	21.2
Income tax expense	8.6	4.7
Depreciation	18.9	18.6
Amortization of intangible assets	9.3	11.6

EBITDA	70.0	62.7
Non-cash items(1)	0.8	1.3
Acquisition, integration and reorganization charges(2)	2.8	2.0
Non-recurring items(3)	2.6	—
Productivity initiatives(4)	2.3	3.5
Other adjustment items(5)	1.6	0.7

Adjusted EBITDA	$80.1	$70.2

(1)	Includes adjustments for interest rate swap hedge ineffectiveness, adjustments to reflect certain assets held for sale to their net realizable value, non-cash charges arising from employee stock options, and changes in fair value of fuel collar instruments. In addition, this includes a decrease of LIFO reserve of $1.7 million for first quarter of fiscal 2016 and an increase of LIFO reserve of $1.8 million for the first quarter of fiscal 2015.
(2)	Includes professional fees and other costs related to completed and abandoned acquisitions, costs of integrating certain of our facilities, facility closing costs, and advisory fees paid to the Sponsors.
(3)	Consists of a withdrawal expense from a purchasing cooperative of which we are a member and pre-acquisition worker’s compensation claims related to an insurance company that went into liquidation.
(4)	Consists primarily of professional fees and related expenses associated with the Winning Together program and other productivity initiatives.
(5)	Consists primarily of costs related to certain financing transactions, lease amendments, and franchise tax expense and other adjustments permitted under our credit agreements.

Consolidated Results of Operations

Three months ended September 26, 2015 compared to three months ended September 27, 2014

Net Sales

Net sales increased $231.3 million, or 6.3%, for the first three months of fiscal 2016 compared to the first three months of fiscal 2015. This increase is primarily the result of balanced growth between Street customers and Chain customers within Performance Foodservice and sales growth in Vistar’s theater, retail, and hospitality channels. We grew case volume by 5.1% in the first three months of fiscal 2016, which contributed to the increase in net sales. Inflation during the first three months of fiscal 2016 increased at an estimated annual rate of 0.1% compared to an estimated annual rate of 3.2% during the first three months of fiscal 2015. As we enter our second quarter, we are witnessing food deflation, especially in dairy, beef, and seafood. We calculate inflation and deflation by reference to the weighted average of changes in prices experienced by our product classes over the same relevant periods. Net sales growth is a function of case growth, product inflation, and a changing mix of customers, channels, and product categories sold.

Gross Profit

Gross profit increased $31.7 million, or 7.1%, for the first three months of fiscal 2016 compared to the first three months of fiscal 2015. This increase in gross profit was the result of growth in cases sold and a higher gross profit per case, which in turn was the result of selling an improved mix of channels and products. Within Performance Foodservice, case growth to Street customers positively affected gross profit per case. Street customers typically receive more services from us, cost more to serve, and pay a higher gross profit per case than other customers. Also, within Performance Foodservice, we were able to grow our Performance Brand sales, which have higher gross profit per case compared to the other brands we sell, from the first three months of fiscal 2015 to the first three months of fiscal 2016. See “—Segment Results—Performance Foodservice” below for additional discussion.

Operating Expenses

Operating expenses increased $20.4 million, or 4.9%, for the first three months of fiscal 2016 compared to the first three months of fiscal 2015. The increase in operating expenses was primarily caused by the increase in case volume, an increased investment in our Street sales force, an increase in bonus expense, and an increase in insurance expense related to workers compensation, auto, and general liability, as discussed in the segment results below. These increases were partially offset by leverage of our fixed costs, improved productivity in our warehouse and transportation operations, and a decrease in fuel expense and amortization. All of these factors resulted in a net increase in operating expenses for the first three months of fiscal 2016 compared to the first three months of fiscal 2015.

Depreciation and amortization of intangible assets decreased from $30.2 million in the first three months of fiscal 2015 to $28.2 million in the first three months of fiscal 2016, a decrease of 6.6%. Decrease in amortization of intangible assets, as certain intangibles are now fully amortized compared to the prior year, more than offset the increases in depreciation in fixed assets resulting from larger capital outlays to support our growth.

Net Income

Net income increased to $12.2 million for the first three months of fiscal 2016 compared to a net income of $6.6 million for the first three months of fiscal 2015. This increase in net income was attributable to an $11.3 million increase in operating profit, partially offset by a $1.8 million increase in other expense and a $3.9 million increase in income tax expense. The increase in operating profit was a result of the increase in gross profit discussed above, partially offset by the increase in operating expenses. The increase in other expense, net related primarily to $1.0 million increase in non-cash expense related to the change in fair value of our derivatives for the first three months of fiscal 2016 compared to the first three months of fiscal 2015 and to $1.0 million of expense during the first three months of fiscal 2016 related to settlements on our derivatives. These were partially offset by lower interest expense in the amount of $0.2 million for the first three months of fiscal 2016. The decrease in interest expense was primarily a result of lower average borrowings, partially offset by an increase in average interest rate during the first three months of fiscal 2016 compared to the first three months of fiscal 2015. The increase in income tax expense was primarily a result of the increase in income before taxes. Our effective tax rate in the first three months of fiscal 2016 was 41.3%, compared to 41.4% in the first three months of fiscal 2015.

Segment Results

We have three segments as described above—Performance Foodservice, PFG Customized, and Vistar. Management evaluates the performance of these segments based on their respective sales growth and EBITDA. For PFG Customized, EBITDA includes certain allocated corporate expenses that are included in operating expenses. The allocated corporate expenses are determined based on a percentage of total sales. This percentage is reviewed on a periodic basis to ensure that the allocation reflects a reasonable rate of corporate expenses based on their use of corporate services.

Corporate & All Other is comprised of corporate overhead and certain operations that are not considered separate reportable segments based on their size. This includes the operations of our internal logistics unit responsible for managing and allocating inbound logistics revenue and expense.

The following tables set forth net sales and EBITDA by segment for the periods indicated (dollars in millions):

Net Sales

	Three Months Ended
	September 26, 2015	September 27, 2014	Change	%
Performance Foodservice	$2,368.4	$2,251.4	$117.0	5.2
PFG Customized	927.1	868.9	58.2	6.7
Vistar	632.2	575.7	56.5	9.8
Corporate & All Other	53.3	46.2	7.1	15.4
Intersegment Eliminations	(52.1)	(44.6)	(7.5)	(16.8)

Total net sales	$3,928.9	$3,697.6	$231.3	6.3

EBITDA

	Three Months Ended
	September 26, 2015	September 27, 2014	Change	%
Performance Foodservice	$70.5	$55.5	$15.0	27.0
PFG Customized	7.3	7.6	(0.3)	(3.9)
Vistar	22.4	24.0	(1.6)	(6.7)
Corporate & All Other	(30.2)	(24.4)	(5.8)	(23.8)

Total EBITDA	$70.0	$62.7	$7.3	11.6

Segment Results—Performance Foodservice

Three months ended September 26, 2015 compared to three months ended September 27, 2014

Net Sales

Net sales for Performance Foodservice increased 5.2%, or $117.0 million, to $2.4 billion from the first three months of fiscal 2015 to the first three months of fiscal 2016. This increase in net sales was attributable primarily to growth in cases sold, which in turn was driven by securing new Street and Chain customers and further penetrating existing customers. Securing new and expanded business with Street customers resulted in Street sales growth of approximately 6% for the first three months of fiscal 2016 compared to the first three months of fiscal 2015.

EBITDA

EBITDA for Performance Foodservice increased $15.0 million, or 27.0%, from the first three months of fiscal 2015 to the first three months of fiscal 2016. This increase was the result of an increase in gross profit, partially offset by an increase in operating expenses excluding depreciation and amortization. The increase in gross profit dollars of $30.0 million, or 9.8%, is a result of an increase in cases sold as well as by an increase in the gross profit per case. The increase in gross profit per case was driven by a favorable shift in the mix of cases sold toward Street customers and Performance Brands, as well as by an increase in purchasing efficiency from our Winning Together program.

Operating expenses excluding depreciation and amortization for Performance Foodservice increased by $15.0 million, or 6.0%, from the first three months of fiscal 2015 to the first three months of fiscal 2016. Operating expenses increased as a result of an increase in case volume and the resulting impact on variable costs, cost of living and other increases in compensation and benefits, and an increase in bonus expense and increased investment in our Street sales force. These increases were partially offset by leverage on our fixed costs, improved productivity in our warehouse and transportation operations, and a decrease in fuel expense.

Depreciation and amortization of intangible assets recorded in this segment decreased from $16.5 million in the first three months of fiscal 2015 to $15.2 million in the first three months of fiscal 2016, a decrease of 7.9%. This reduction was a result in a decrease in amortization of intangible assets, which accounted for substantially all of this decrease, since certain intangibles are now fully amortized.

Segment Results—PFG Customized

Three months ended September 26, 2015 compared to three months ended September 27, 2014

Net Sales

Net sales for PFG Customized increased $58.2 million, or 6.7%, from the first three months of fiscal 2015 to the first three months of fiscal 2016. The increase in net sales over this period was the result of an amendment to an agreement with an existing customer and inflation partially offset by a decrease in case volume.

Based on the amendment to the agreement relating to a certain product that became effective during the first quarter of fiscal 2015, we now recognize the revenue for this product on a gross basis because we now serve as the principal. Under the amended agreement, we will purchase the product and resell it to our customer. Previously, the Company was only responsible for delivering the product that the customer had ordered from its vendor. This factor accounted for approximately 96.0% of the total sales increase for the first three months of fiscal 2016. The amended agreement with the customer is not expected to have an effect on net sales for the remainder of the fiscal year.

EBITDA

EBITDA for PFG Customized decreased $0.3 million, or 3.9%, from $7.6 million in the first three months of fiscal 2015 to $7.3 million in the first three months of fiscal 2016. This decrease was primarily attributable to a decrease in gross profit of $0.8 million, or 1.3%, partially offset by a decrease in operating expenses excluding depreciation and amortization of $0.5 million, or 1.1%. Gross profit for PFG Customized decreased from the first three months of fiscal 2015 to the first three months of fiscal 2016, primarily as a result of a decrease in case volume.

Operating expenses, excluding depreciation and amortization, decreased by 1.1% in the first three months of fiscal 2016, compared to the prior year primarily because of lower case sales and productivity improvement and a decrease in fuel expense, partially offset by an increase in transportation wages and an increase in insurance expense related to general and auto liability.

Depreciation and amortization of intangible assets recorded in this segment decreased from $3.9 million for the first three months of fiscal 2015 to $3.8 million for the first three months of fiscal 2016, a decrease of 2.6%. Decreases in amortization of intangible assets were partially offset by increases of depreciation in fixed assets.

Segment Results—Vistar

Three months ended September 26, 2015 compared to three months ended September 27, 2014

Net Sales

Net sales for Vistar increased 9.8%, or $56.5 million, from the first three months of fiscal 2015 to the first three months of fiscal 2016. This increase in sales was primarily driven by case sales growth in the segment’s theater, retail, and hospitality channels.

EBITDA

EBITDA for Vistar decreased $1.6 million, or 6.7%, for the first three months of fiscal 2016 compared to the first three months of fiscal 2015. This decrease in EBITDA was the result of operating expense dollar growth, excluding depreciation and amortization, increasing faster than gross profit dollar growth.

Operating expense dollar growth, excluding depreciation and amortization, of $4.2 million, or 7.7%, was driven primarily by an increase in the number of cases sold, investments in additional sales force capacity, and transaction expenses related to an acquisition, partially offset by the benefits of our Winning Together program and reduced fuel expenditures.

Gross profit dollar growth of $2.6 million, or 3.3%, was driven primarily by an increase in the number of cases sold, an improvement in gross margin per case driven by favorable shift in the mix of cases sold toward higher gross margin per case channels than the prior year, and the benefits of our Winning Together program, partially offset by inflation based inventory gains in the prior year.

Depreciation and amortization of intangible assets recorded in this segment increased from $3.7 million for the first three months of fiscal 2015 to $4.2 million for the first three months of fiscal 2016, an increase of 13.5%. Depreciation of fixed assets increased primarily from larger capital outlays to support our growth.

Segment Results—Corporate & All Other

Three months ended September 26, 2015 compared to three months ended September 27, 2014

Net Sales

Net sales for Corporate & All Other increased $7.1 million for the first three months of fiscal 2016 compared to the first three months of fiscal 2015. The increase in sales was primarily attributable to an increase in logistics services provided to our other segments.

EBITDA

EBITDA for Corporate & All Other decreased from a negative $24.4 million for the first three months of fiscal 2015 to a negative $30.2 million for the first three months of fiscal 2016. The decreased EBITDA was primarily driven by an increase in bonus expense, stock compensation expense, and insurance expense related to workers compensation liability along with higher corporate overhead associated with personnel costs related to benefits.

Depreciation and amortization of intangible assets recorded in this segment decreased from $6.1 million in the first three months of fiscal 2015 to $5.0 million in the first three months of fiscal 2016. This decrease was a result in a decrease in amortization of intangible assets, which accounted for substantially all of this decrease, since certain intangibles are now fully amortized.

Liquidity and Capital Resources

We have historically financed our operations and growth primarily with cash flows from operations, borrowings under our credit facilities, operating and capital leases, and normal trade credit terms. We have typically funded our acquisitions with additional borrowings under our credit facilities. Our working capital and borrowing levels are subject to seasonal fluctuations, typically with the lowest borrowing levels in the third and fourth fiscal quarters and the highest borrowing levels occurring in the first and second fiscal quarters. We believe that our cash flows from operations and available borrowing capacity will be sufficient both to meet our anticipated cash requirements over at least the next twelve months and to maintain sufficient liquidity for normal operating purposes.

At September 26, 2015, our cash balances totaled $11.5 million, while our cash balance totaled $9.2 million at June 27, 2015. This increase in cash during the first three months of fiscal 2016 was attributable to net cash provided by financing activities of $54.6 million, partially offset by net cash used in operating activities and investing activities of $25.9 million and $26.4 million, respectively. We borrow under our ABL facility or pay it down regularly based on our cash flows from operating and investing activities. Our practice is to minimize interest expense while maintaining reasonable liquidity.

As market conditions warrant, we and our major stockholders, including our Sponsors, may from time to time, depending upon market conditions, seek to repurchase our securities or loans in privately negotiated or open market transactions, by tender offer or otherwise.

On October 6, 2015, the Company completed our IPO of 16,675,000 shares of common stock for cash consideration of $19.00 per share ($17.955 per share net of underwriting discounts), including the exercise in full by the underwriters of their option to purchase additional shares. We sold an aggregate of 12,777,325 shares of such common stock and certain selling stockholders sold 3,897,675 shares. In connection with the offering, the Company and the selling stockholders paid the underwriters a discount of $1.045 per share, for a total underwriting discount of approximately $13.4 million. In addition, we incurred other expenses estimated at $5.7 million in connection with the offering. This offering generated aggregate net proceeds to the Company of approximately $223.7 million, net of underwriting discounts and commissions and direct offering expenses. Using the net proceeds from the IPO, we repaid $223.0 million aggregate principal amount of indebtedness under the Term Facility.

Operating Activities

Three months ended September 26, 2015 compared to three months ended September 27, 2014

During the first three months of fiscal 2016, our operating activities used cash flow of $25.9 million, while during the first three months of fiscal 2015 our operating activities used cash flow of $82.7 million, a decrease of $56.8 million, or 68.7%.

The decrease in cash flows used in operating activities in the first three months of fiscal 2016 compared to the first three months of fiscal 2015 was largely driven by changes in our net working capital investment from the prior period, partially offset by an increase in cash used in accrued expenses and other liabilities that was primarily associated with higher bonus payments made during fiscal 2016, which were associated with the results for fiscal 2015 .

Investing Activities

Cash used in investing activities totaled $26.4 million in the first three months of fiscal 2016 compared to $20.3 million in the first three months of fiscal 2015. These investments consisted primarily of capital purchases of property, plant, and equipment of $17.7 million and $17.3 million for the first three months of fiscal 2016 and the first three months of fiscal 2015, respectively, and a new business acquisition of $8.9 million for the first three months of fiscal 2016. For the first three months of fiscal 2016, purchases of property, plant, and equipment primarily consisted of transportation and information technology, equipment, as well as the outlays for warehouse expansions and improvements. The following table presents the capital purchases of property, plant, and equipment by segment:

(Dollars in millions)	Three Months Ended
	September 26, 2015	September 27, 2014
Performance Foodservice	$8.5	$6.8
PFG Customized	1.2	1.7
Vistar	0.4	1.2
Corporate & All Other	7.6	7.6

Total capital purchases of property, plant and equipment	$17.7	$17.3

Financing Activities

During the first three months of fiscal 2016, our financing activities provided cash flow of $54.6 million, which consisted primarily of $57.5 million in net proceeds under our ABL facility, partially offset by payments of $1.9 million on our term loan facility.

During the first three months of fiscal 2015, our financing activities provided cash flow of $105.3 million, which consisted primarily of $104.6 million in net proceeds related to our ABL facility and $3.4 million in proceeds from our sale-leaseback transaction, partially offset by payments of $1.9 million on our term loan facility.

The following describes our financing arrangements as of September 26, 2015:

ABL Facility. PFGC, Inc. (“PFGC”), a wholly-owned subsidiary of the Company, entered into an Asset Based Revolving Loan Credit Agreement (the “ABL facility”) on May 23, 2008 that was amended and restated on May 8, 2012 and further amended on May 6, 2013 and February 18, 2015. The ABL facility is secured by the majority of the tangible assets of PFGC and its subsidiaries. Performance Food Group, Inc., a wholly-owned subsidiary of PFGC, is the lead borrower under the ABL facility, which is jointly and severally guaranteed by PFGC and all material domestic direct and indirect wholly-owned subsidiaries of PFGC (other than captive insurance subsidiaries and other excluded subsidiaries). Availability for loans and letters of credit under the ABL facility is governed by a borrowing base, determined by the application of specified advance rates against eligible assets, including trade accounts receivable, inventory, owned real properties, and owned transportation equipment. The borrowing base is reduced quarterly by a cumulative fraction of the real properties and transportation equipment values. Advances on accounts receivable and inventory are subject to change based on periodic commercial finance examinations and appraisals, and the real property and transportation equipment values included in the borrowing base are subject to change based on periodic appraisals. Audits and appraisals are conducted at the direction of the administrative agent for the benefit and on behalf of all lenders.

The amendment in May 2012 increased the size of the ABL facility from $1.1 billion to $1.4 billion, lowered the interest rate grid for the LIBOR-based pricing option discussed below, and extended the maturity from May 2014 to May 2017. Borrowings under the ABL facility bear interest, at Performance Food Group, Inc.’s option, at (a) the Base Rate (defined as the greater of (i) the Federal Funds Rate in effect on such date plus 0.5%, (ii) the Prime Rate on such day, or (iii) one month LIBOR plus 1.0%) plus a spread or (b) LIBOR plus a spread. The ABL facility also provides for an unused commitment fee ranging from 0.25% to 0.375%.

As of September 26, 2015, aggregate borrowings outstanding were $723.2 million. There were also $97.9 million in letters of credit outstanding under the facility, and excess availability was $578.9 million, net of $23.4 million of lenders’ reserves and subject to compliance with customary borrowing conditions. The average interest rate for the ABL facility was 1.86% at September 26, 2015. As of June 27, 2015, aggregate borrowings outstanding were $665.7 million. There were also $102.5 million in letters of credit outstanding under the facility, and excess availability was $631.8 million, net of $19.7 million of lenders’ reserves and subject to compliance with customary borrowing conditions.

The ABL facility contains covenants requiring the maintenance of a minimum consolidated fixed charge coverage ratio if excess availability falls below (a) the greater of (i) $130.0 million and (ii) 10% of the lesser of the borrowing base and the revolving credit facility amount for five consecutive business days or (b) 7.5% of the revolving credit facility amount at any time. The ABL facility also contains customary restrictive covenants that include, but are not limited to, restrictions on PFGC’s ability to incur additional indebtedness, pay dividends, create liens, make investments or specified payments, and dispose of assets. The ABL facility provides for customary events of default, including payment defaults and cross-defaults on other material indebtedness. If an event of default occurs and is continuing, amounts due under such agreement may be accelerated and the rights and remedies of the lenders under such agreement available under the ABL facility may be exercised, including rights with respect to the collateral securing the obligations under such agreement.

Term Loan Facility. Performance Food Group, Inc. entered into a credit agreement providing for a term loan facility (the “Term Facility”) on May 14, 2013. Performance Food Group, Inc. borrowed an aggregate principal amount of $750.0 million under the Term Facility that is jointly and severally guaranteed by PFGC and all domestic direct and indirect wholly-owned subsidiaries of PFGC (other than captive insurance subsidiaries and other excluded subsidiaries). Net proceeds to Performance Food Group, Inc. were $746.3 million. The proceeds from the Term Facility were used to redeem the then outstanding senior notes in full; to pay the fees, premiums, expenses, and other transaction costs incurred in connection with the Term Facility and the ABL Facility amendment discussed above; and to pay the $220 million dividend. A portion of the Term Facility was considered a modification of the senior notes.

The Term Facility matures in November 2019 and bears interest, at Performance Food Group, Inc.’s option, at a rate equal to a margin over either (a) a Base Rate determined by reference to the higher of (1) the rate of interest published by Credit Suisse (AG), Cayman Islands Branch, as its “prime lending rate,” (2) the federal funds rate plus 0.50%, and (3) one-month LIBOR rate plus 1.00% or (b) a LIBOR rate determined by reference to the service selected by Credit Suisse (AG), Cayman Islands Branch that has been nominated by the British Bankers’ Association (or any successor thereto). The applicable margin for the term loans under the Term Facility may be reduced subject to attaining a certain total net leverage ratio. The applicable margin for borrowings will be 5.25% for loans based on a LIBOR rate and 4.25% for loans based on the Base Rate, as of September 26, 2015. If the Total Net Leverage ratio is lower than 4.25x, the applicable margin for the Term Facility will decrease by 0.25%. The LIBOR rate for term loans is subject to a 1.00% floor and the Base Rate for term loans is subject to a floor of 2.00%. Interest is payable quarterly in arrears in the case of Base Rate loans, and at the end of the applicable interest period (but no less frequently than quarterly) in the case of the LIBOR loans. Performance Food Group, Inc. can incur additional loans under the Term Facility with the aggregate amount of the incremental loans not exceeding the sum of (i) $140.0 million plus (ii) additional amounts so long as the Consolidated Secured Net Leverage Ratio (as defined in the credit agreement governing the Term Facility) does not exceed 5.90:1.00 and so long as the proceeds are not used to finance restricted payments that include any dividend or distribution payments. PFGC is required to repay an aggregate principal amount equal to 0.25% of the aggregate principal amount of $750 million on the last business day of each calendar quarter, beginning September 30, 2013. The term facility is prepayable at par. As of September 26, 2015, aggregate borrowings outstanding were $735.0 million with unamortized original issue discount of $2.4 million. Original issue discount is being amortized as additional interest expense on a straight-line basis over the life of the term facility, which approximates the effective yield method. For the first quarter of fiscal 2016 and 2015, interest expense included $0.1 million related to the amortization of original issue discount.

The ABL Facility and the term facility contain customary restrictive covenants under which all of the net assets of PFGC and its subsidiaries were restricted from distribution to Performance Food Group Company, except for approximately $115.0 million of restricted payment capacity available under such debt agreements, as of September 26, 2015.

As of September 26, 2015, we were in compliance with all of the covenants under the term facility and the ABL Facility.

Unsecured Subordinated Promissory Note. In connection with an acquisition, Performance Food Group, Inc. issued a $6.0 million interest only, unsecured subordinated promissory note on December 21, 2012, bearing an interest rate of 3.5%. Interest is payable quarterly in arrears. The $6.0 million principal is due in a lump sum in December 2017. All amounts outstanding under this promissory note become immediately due and payable upon the occurrence of a change in control of the Company or PFGC, which includes the sale, lease, or transfer of all or substantially all of the assets of PFGC. This promissory note was initially recorded at its fair value of $4.2 million. The difference between the principal and the initial fair value of the promissory note is being amortized as additional interest expense on a straight-line basis over the life of the promissory note, which approximates the effective yield method. For the first quarter of fiscal 2016 and 2015, interest expense included $0.1 million related to this amortization. As of September 26, 2015, the carrying value of the promissory note was $5.2 million.

Contractual Obligations

Refer to the “Contractual Cash Obligations” section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Prospectus for details on our contractual obligations and commitments to make specified contractual future cash payments as of June 27, 2015. There have been no material changes to our specified contractual obligations through September 26, 2015.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Total Assets by Segment

Total assets by segment discussed below exclude intercompany receivables between segments.

Total assets for Performance Foodservice increased $32.7 million from $1,936.1 million as of September 27, 2014 to $1,968.8 million as of September 26, 2015. Total assets for Performance Foodservice increased $53.1 million from $1,915.7 million as of June 27, 2015 to $1,968.8 million as of September 26, 2015. During both time periods, this segment increased its inventory, accounts receivable, and property, plant, and equipment, which was partially offset by a decline in intangible assets.

Total assets for PFG Customized decreased $9.4 million from $646.7 million at September 27, 2014 to $637.3 million at September 26, 2015. Total assets for PFG Customized decreased $12.5 million from $649.8 million at June 27, 2015 to $637.3 million at September 26, 2015. During both time periods, this segment decreased its accounts receivable, intangible assets, and property, plant, and equipment, which was partially offset by increases in inventory.

Total assets for Vistar increased $18.1 million from $523.8 million as of September 27, 2014 to $541.9 million as of September 26, 2015. During this time period, this segment increased its accounts receivable, property, plant, and equipment, and goodwill, which was partially offset by a decline in inventory and intangible assets. Total assets for Vistar increased $2.7 million from $539.2 million as of June 27, 2015 to $541.9 million as of September 26, 2015. During this time period, this segment increased its goodwill and intangible assets, which was partially offset by a decline in accounts receivable, inventory, and property, plant, and equipment.

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are those that are most important to portraying our financial position and results of operations. These policies require our most subjective or complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. Our most critical accounting policies and estimates include those that pertain to the allowance for doubtful accounts receivable, inventory valuation, insurance programs, income taxes, vendor rebates and promotional incentives, and goodwill and other intangible assets, which are described in the Prospectus. There have been no material changes to our critical accounting policies and estimates as compared to our critical accounting policies and estimates described in the Prospectus.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate risk related to changes in interest rates for borrowings under our ABL and term loan facilities. Although we hedge a portion of our interest rate risk through interest rate swaps, any borrowings under our credit facilities in excess of the notional amount of the swaps will be subject to floating interest rates.

As of September 26, 2015, our subsidiary, Performance Food Group, Inc., had five interest rate swaps with a combined value of $750 million notional amount that were designated as cash flow hedges of interest rate risk. See Note 6, Derivative and Hedging Activities, to our unaudited consolidated financial statements included elsewhere in this Form 10-Q.

Performance Food Group, Inc. enters into costless collar arrangements to hedge its exposure to variability in cash flows expected to be paid for forecasted purchases of diesel fuel. As of September 26, 2015, Performance Food Group, Inc. was a party to five such arrangements, with a combined 7.8 million gallon notional amount, to hedge its exposure to variability in cash flows expected to be paid for forecasted purchases of diesel fuel. See Note 6, Derivative and Hedging Activities, to our unaudited consolidated financial statements included elsewhere in this Form 10-Q.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Regulations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), require public companies, including us, to maintain “disclosure controls and procedures,” which are defined in Rule 13a-15(e) and Rule 15d-15(e) to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required or necessary disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Our principal executive officer and principal financial officer have concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q, that our disclosure controls and procedures were effective to accomplish their objectives at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) under the Exchange Act), that occurred during the quarter ended September 26, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to various allegations, claims, and legal actions arising in the ordinary course of business.

While it is impossible to determine with certainty the ultimate outcome of any of these proceedings, lawsuits, and claims, management believes that adequate provisions have been made or insurance secured for all currently pending proceedings so that the ultimate outcomes will not have a material adverse effect on our financial position.

Item 1A.	Risk Factors

There have been no material changes to our principal risks that we believe are material to our business, results of operations, and financial condition from the risk factors previously disclosed in the Prospectus, which is accessible on the SEC’s website at www.sec.gov.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

On October 6, 2015, we completed our initial public offering of 16,675,000 shares of common stock for cash consideration of $19.00 per share ($17.955 per share net of underwriting discounts), including the exercise in full by the underwriters of their option to purchase additional shares, to a syndicate of underwriters led by joint-book running managers Credit Suisse Securities (USA) LLC, Barclays Capital Inc., Wells Fargo Securities, LLC and Morgan Stanley & Co. LLC. Blackstone Capital Markets, BB&T Capital Markets, Guggenheim Securities and Macquarie Capital acted as co-managers for the initial public offering. We sold 12,777,325 shares of such common stock and certain selling stockholders sold 3,897,675 shares (including the shares sold pursuant to the underwriters’ option to purchase additional shares). The offering was registered under the Securities Act of 1933, as amended, on a registration statement on Form S-1 (Registration No. 333-198654). The registration statement was declared effective by the Securities and Exchange Commission on September 30, 2015. Our common stock is listed on the New York Stock Exchange under the symbol “PFGC.”

We sold an aggregate of 12,777,325 shares of our common stock in connection with the initial public offering, for an aggregate offering price of $242.8 million. In connection with the offering we paid the underwriters a discount of $1.045 per share, for a total underwriting discount of approximately $13.4 million. In addition, we incurred other expenses in connection with the offering of $5.7 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates), persons owning 10 percent or more of our common stock or any other affiliates.

Net offering proceeds to us after deducting the underwriting discount and our estimated offering expenses were approximately $223.7 million, of which $223.0 million was used to repay $223.0 million aggregate principal amount of indebtedness under the Term Facility on October 6, 2015, and the remainder of which was used for general corporate purposes.

Item 3:	Defaults Upon Senior Securities

None

Item 4:	Mine Safety Disclosures

Not applicable

Item 5:	Other Information

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRSHRA”), which added Section 13(r) of the Exchange Act, we hereby incorporate by reference herein Exhibit 99.1 of this report, which includes disclosures publicly filed and/or provided to Blackstone by Travelport Worldwide Limited and Hilton Worldwide Holdings Inc., which may be considered our affiliates.

Item 6:	Exhibits

See the Exhibit Index immediately following the signature page hereto, which Exhibit Index is incorporated by reference as if fully set forth herein.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PERFORMANCE FOOD GROUP COMPANY (Registrant)

Dated: November 4, 2015	By:	/s/ Robert D. Evans
	Name:	Robert D. Evans
	Title:	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Performance Food Group Company, effective as of October 6, 2015 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 6, 2015).

3.2	Amended and Restated By-Laws of Performance Food Group Company (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on October 6, 2015).

10.1	Amended and Restated Stockholders’ Agreement, dated as of October 6, 2015, among Performance Food Group Company and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 6, 2015).

10.2	Amended and Restated Registration Rights Agreement, dated as of October 6, 2015, by and among Performance Food Group Company a and the other parties thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 6, 2015).

10.3	Amended and Restated Advisory Fee Agreement, dated as of October 6, 2015, by and among Performance Food Group Company, Blackstone Management Partners LLC, and Wellspring Capital Management, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 6, 2015).

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Section 13(r) Disclosure

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.