Form 10-Q
period 2015-12-26
Performance Food Group Co
filed 2016-02-03
CIK 1618673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 26, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☒ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

102,594,003 shares of common stock were outstanding as of January 26, 2016.

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

There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. Such risks, uncertainties and other important factors that could cause actual results to differ include, among others, the risks, uncertainties and factors set forth under “Risk Factors” in the Company’s prospectus dated October 1, 2015 (the “Prospectus”), filed with the Securities and Exchange Commission (the “SEC”) on October 2, 2015 pursuant to Rule 424(b)(4) under the Securities Act, and in this report, as such risk factors may be updated from time to time in our periodic filings with the SEC, and are accessible on the SEC’s website at www.sec.gov, and also include the following:

•	competition in our industry is intense, and we may not be able to compete successfully;

•	we operate in a low margin industry, which could increase the volatility of our results of operations;

•	we may not realize anticipated benefits from our operating cost reduction and productivity improvement efforts, including Winning Together;

•	our profitability is directly affected by cost inflation or deflation and other factors;

•	lack of long-term contracts with certain of our customers;

•	group purchasing organizations may become more active in our industry and increase their efforts to add our customers as members of these organizations;

•	changes in eating habits of consumers;

•	extreme weather conditions;

•	our reliance on third-party suppliers and purchasing cooperatives;

•	labor risks and availability of qualified labor;

•	volatility of fuel costs;

•	changes in pricing practices of our suppliers;

•	inability to adjust cost structure where one or more of our competitors successfully implement lower costs;

•	risks relating to any future acquisitions;

•	environmental, health, and safety costs;

•	reliance on technology and risks associated with disruption or delay in implementation of new technology;

•	difficult economic conditions affecting consumer confidence;

•	product liability claims relating to the products we distribute and other litigation;

•	negative media exposure and other events that damage our reputation;

•	anticipated multiemployer pension related liabilities and contributions to our multiemployer pension plan;

•	impact of uncollectibility of accounts receivable; and

•	departure of key members of senior management.

We caution you that the risks, uncertainties and other factors referenced above may not contain all of the risks, uncertainties and other factors that are important to you. In addition, we cannot assure you that we will realize the results, benefits or developments that we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our business in the way expected. There can be no assurance that (i) we have correctly measured or identified all of the factors affecting our business or the extent of these factors’ likely impact, (ii) the available information with respect to these factors on which such analysis is based is complete or accurate, (iii) such analysis is correct or (iv) our strategy, which is based in part on this analysis, will be successful. All forward-looking statements in this report apply only as of the date of this report or as the date they were made and, except as required by applicable law, we undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

Unless this Form 10-Q indicates otherwise or the context otherwise requires, the terms “we,” “our,” “us,” “the Company,” or “PFG” as used in this Form 10-Q refer to Performance Food Group Company and its consolidated subsidiaries.

Part I – FINANCIAL INFORMATION

Item 1.	Financial Statements

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

($ in millions, except share and per share data)	As of December 26, 2015	As of June 27, 2015
ASSETS
Current assets:
Cash	$9.0	$9.2
Accounts receivable, less allowances of $20.3 and $16.0	963.9	964.6
Inventories, net	911.6	882.6
Prepaid expenses and other current assets	33.9	26.4
Deferred income tax asset, net	17.3	17.5

Total current assets	1,935.7	1,900.3
Goodwill	668.6	664.0
Other intangible assets, net	163.5	186.9
Property, plant and equipment, net	597.7	594.7
Restricted cash	20.2	20.2
Other assets	26.6	24.8

Total assets	$3,412.3	$3,390.9

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Outstanding checks in excess of deposits	$146.6	$126.3
Trade accounts payable	829.3	895.9
Accrued expenses	217.9	234.1
Long-term debt—current installments	9.4	9.4
Capital and finance lease obligations—current installments	2.6	3.5
Derivative liabilities	7.8	7.8

Total current liabilities	1,213.6	1,277.0
Long-term debt	1,212.7	1,395.8
Deferred income tax liability, net	100.8	100.3
Long-term derivative liabilities	1.2	1.3
Capital and finance lease obligations, excluding current installments	32.7	33.8
Other long-term liabilities	95.2	89.7

Total liabilities	2,656.2	2,897.9

Commitments and contingencies (Note 9)
Shareholders’ equity:
Common Stock
Class A: $0.01 par value per share, none authorized, issued, or outstanding as of December 26, 2015; 250,000,000 shares authorized; 86,860,562 shares issued and outstanding as of June 27, 2015	—	0.9
Class B: $0.01 par value per share, none authorized, issued, or outstanding as of December 26, 2015; 25,000,000 shares authorized; 18,388 shares issued and outstanding as of June 27, 2015	—	—
Common Stock: $0.01 par value per share, 1,000,000,000 shares authorized, 99,670,914 shares issued and outstanding as of December 26, 2015; none authorized, issued and outstanding as of June 27, 2015	1.0	—
Additional paid-in capital	826.6	594.1
Accumulated other comprehensive loss, net of tax benefit of $2.4 and $2.9	(3.7)	(4.5)
Accumulated deficit	(67.8)	(97.5)

Total shareholders’ equity	756.1	493.0

Total liabilities and shareholders’ equity	$3,412.3	$3,390.9

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

($ in millions, except share and per share data)	Three months ended December 26, 2015	Three months ended December 27, 2014	Six months ended December 26, 2015	Six months ended December 27, 2014
Net sales	$3,893.9	$3,792.5	$7,822.8	$7,490.1
Cost of goods sold	3,407.1	3,335.2	6,854.9	6,583.4

Gross profit	486.8	457.3	967.9	906.7
Operating expenses	433.0	410.2	870.1	826.9

Operating profit	53.8	47.1	97.8	79.8

Other expense:
Interest expense, net (includes $1.9 and $2.0 for the three-months ended and $3.9 and $4.0 for the six-months ended of reclassification adjustments for interest rate swaps)	23.3	21.8	44.3	43.0
Other, net	1.0	2.7	3.2	2.9

Other expense, net	24.3	24.5	47.5	45.9

Income before taxes	29.5	22.6	50.3	33.9
Income tax expense (includes $0.8 and $0.8 tax benefit for the three-months ended and $1.6 and $1.6 tax benefit for the six-months ended from reclassification adjustments)	12.0	9.8	20.6	14.5

Net income	$17.5	$12.8	$29.7	$19.4

Weighted-average common shares outstanding:
Basic	99,107,828	86,874,101	92,996,688	86,874,101
Diluted	100,367,528	87,637,135	94,081,176	87,623,368
Earnings per common share:
Basic	$0.18	$0.15	$0.32	$0.22
Diluted	$0.17	$0.15	$0.32	$0.22

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

($ in millions)	Three months ended December 26, 2015	Three months ended December 27, 2014	Six months ended December 26, 2015	Six months ended December 27, 2014
Net income	$17.5	$12.8	$29.7	$19.4
Other comprehensive income (loss), net of tax:
Interest rate swaps:
Change in fair value, net of tax benefit (expense) of $(0.7) and $1.0 for the three-months ended and $1.0 and $0.4 for the six-months ended	0.6	(1.5)	(1.5)	(0.6)
Reclassification adjustment, net of tax expense of $0.8 and $0.8 for the three-months ended and $1.6 and $1.6 for the six-months ended	1.1	1.2	2.3	2.4

Other comprehensive income (loss)	1.7	(0.3)	0.8	1.8

Total comprehensive income	$19.2	$12.5	$30.5	$21.2

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock						Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
($ in millions, except share data)	Class A		Class B		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount

Balance as of June 28, 2014	86,860,562	$0.9	13,538	$—	—	$—	$592.9	$(5.7)	$(154.0)	$434.1
Net income	—	—	—	—	—	—	—	—	19.4	19.4
Interest rate swaps	—	—	—	—	—	—	—	1.8	—	1.8
Stock compensation expense	—	—	—	—	—	—	0.5	—	—	0.5

Balance as of December 27, 2014	86,860,562	$0.9	13,538	$—	—	$—	$593.4	$(3.9)	$(134.6)	$455.8

Balance as of June 27, 2015	86,860,562	$0.9	18,388	$—	—	$—	$594.1	$(4.5)	$(97.5)	$493.0
Issuance of common stock under 2007 Option Plan	—	—	9,700	—	—	—	0.1	—	—	0.1
Repurchase of incremental shares of common stock	(31)	—	(2)	—	—	—	—	—	—	—
Reclassification of Class A and Class B common stock into a single class	(86,860,531)	(0.9)	(28,086)	—	86,888,617	0.9	—	—	—	—
Issuance of common stock in initial public offering, net of underwriter commissions and offering costs	—	—	—	—	12,777,325	0.1	223.6	—	—	223.7
Common stock issued for cashless options under 2007 Option Plan	—	—	—	—	4,972	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	29.7	29.7
Interest rate swaps	—	—	—	—	—	—	—	0.8	—	0.8
Stock compensation expense	—	—	—	—	—	—	8.8	—	—	8.8

Balance as of December 26, 2015	—	$—	—	$—	99,670,914	$1.0	$826.6	$(3.7)	$(67.8)	$756.1

See accompanying notes, which are an integral part of these unaudited consolidated financial statements

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

($ in millions)	Six months ended December 26, 2015	Six months ended December 27, 2014
Cash flows from operating activities:
Net income	$29.7	$19.4
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	38.2	37.8
Amortization of intangible assets	18.6	23.2
Amortization of deferred financing costs and other	10.3	5.1
Provision for losses on accounts receivables	6.2	4.7
Stock compensation expense	8.8	0.5
Deferred income tax benefit	(6.0)	(6.8)
Change in fair value of derivative assets and liabilities	1.4	3.0
Gain on assets held for sale	—	(0.9)
Other	1.1	(0.3)
Changes in operating assets and liabilities, net:
Accounts receivable	(4.4)	(98.2)
Inventories	(28.0)	(37.9)
Prepaid expenses and other assets	(12.2)	(8.1)
Trade accounts payable	(67.4)	(9.6)
Outstanding checks in excess of deposits	20.3	18.5
Accrued expenses and other liabilities	(5.9)	0.1

Net cash provided by (used in) operating activities	10.7	(49.5)

Cash flows from investing activities:
Purchases of property, plant and equipment	(42.9)	(38.9)
Net cash paid for acquisition	(9.2)	(0.4)
Increase in restricted cash	—	(5.1)
Proceeds from sale of property, plant and equipment	0.6	0.6
Proceeds from sale of assets held for sale	—	1.9

Net cash used in investing activities	(51.5)	(41.9)

Cash flows from financing activities:
Net borrowings under ABL Facility	42.7	95.2
Payments on Term Facility	(226.8)	(3.8)
Proceeds from sale-leaseback transaction	—	3.5
Payment on financed property, plant and equipment	—	(1.6)
Net proceeds from initial public offering	226.8	—
Proceeds from exercised stock options	0.1	—
Cash paid for acquisitions	—	(0.1)
Payments under capital and finance lease obligations	(2.2)	(1.6)

Net cash provided by financing activities	40.6	91.6

Net (decrease) increase in cash	(0.2)	0.2
Cash, beginning of period	9.2	5.3

Cash, end of period	$9.0	$5.5

Supplemental disclosures of non-cash transactions are as follows:

(In millions)	Six months ended December 26, 2015	Six months ended December 27, 2014
Debt assumed through new capital lease obligations	$0.1	$0.1

Supplemental disclosures of cash flow information:

(In millions)	Six months ended December 26, 2015	Six months ended December 27, 2014
Cash paid during the year for:
Interest	$39.7	$32.9
Income taxes, net of refunds	29.4	21.4

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

Initial Public Offering

On October 6, 2015, the Company completed an initial public offering (“IPO”) of 16,675,000 shares of common stock for a cash offering price of $19.00 per share ($17.955 per share net of underwriting discounts), including the exercise in full by underwriters of their option to purchase additional shares. The Company sold an aggregate of 12,777,325 shares of such common stock and certain selling stockholders sold 3,897,675 shares (including the shares sold pursuant to the underwriters’ option to purchase additional shares). The offering was registered under the Securities Act of 1933, as amended, on a registration statement on Form S-1 (Registration No. 333-198654). Our common stock is listed on the New York Stock Exchange under the ticker symbol “PFGC.”

The aggregate offering price of the amount of newly issued common stock sold was $242.8 million. In connection with the offering, we paid the underwriters a discount of $1.045 per share, for a total underwriting discount of $13.4 million. In addition, the Company incurred direct offering expenses consisting of legal, accounting, and printing costs of $5.7 million in connection with the IPO, of which $2.6 million was paid during the six months ended December 26, 2015.

We used the net offering proceeds to us, after deducting the underwriting discount and our direct offering expenses, to repay $223.0 million aggregate principal amount of indebtedness under the Term Facility (see Note 5, Debt). We used the remainder of the net proceeds for general corporate purposes.

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

The results of operations are not necessarily indicative of the results to be expected for the full fiscal year. Therefore these financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Registration Statement. Certain footnote disclosures included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to applicable rules and regulations for interim financial statements.

3.	Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers. This Update is a comprehensive new revenue recognition model that requires a company to recognize revenue that represents the transfer of promised goods or services to a customer in an amount that reflects the consideration it expects to receive in exchange for those goods or services. Companies may use either a full retrospective or modified retrospective approach for adoption of this Update. This Update, as amended with ASU 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date, is effective for public entities for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company has not yet evaluated which transition approach to use or the impact this Update will have on its future financial statements.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. This update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. For public entities, this Update is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. This Update is to be applied on a retrospective basis and represents a change in accounting principle. The Company plans to early adopt this Update during the fourth quarter of fiscal 2016 and does not believe it will have a material impact on its financial statements at the date of adoption.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. This Update requires an entity to measure most inventory at the lower of cost and net realizable value. When evidence exists that the net realizable value of inventory is lower than its cost, the difference shall be recognized as a loss in earnings in the period in which it occurs. This Update is effective for public companies prospectively for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company has not yet evaluated the impact this Update will have on its future financial statements.

In August 2015, the FASB issued ASU 2015-15, Interest — Imputation of Interest. This Update clarifies the guidance set forth in FASB ASU 2015-03, which required that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the debt liability rather than as an asset. This Update clarifies that debt issuance costs related to line-of-credit arrangements could continue to be presented as an asset and be subsequently amortized over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the arrangement. For public entities, this Update is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company plans to early adopt this Update during the fourth quarter of fiscal 2016 and does not believe this Update will have an impact on its future financial statements.

In September 2015, the FASB issued ASU 2015-16, Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments. This Update requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, including the cumulative effect of the change in provisional amount as if the accounting had been completed at the acquisition date. This Update requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. For public entities, this Update is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The Company does not believe this Update will have a material impact on its future financial statements at the date of adoption.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This Update requires a company to classify deferred tax liabilities and assets as noncurrent in a classified statement of financial position. For public entities, this Update is effective for financial statements issued for annual periods beginning after December 15, 2016 and for interim periods within those annual periods. The Company plans to early adopt this Update during the fourth quarter of fiscal 2016 and is in the process of evaluating the impact this Update will have on its future financial statements.

4.	Business Combinations

During the first six months of fiscal 2016, the Company paid cash of $9.2 million for an acquisition which increased goodwill by $4.6 million. During the second quarter of fiscal 2015, the Company paid cash of $0.4 million for an acquisition. These acquisitions were immaterial to the consolidated financial statements.

5.	Debt

The Company is a holding company and conducts its operations through its subsidiaries, which have incurred or guaranteed indebtedness as described below.

Debt consisted of the following:

(In millions)	As of December 26, 2015	As of June 27, 2015

ABL	$708.4	$665.7
Term Facility	508.4	734.4
Promissory Note	5.3	5.1

Long-term debt	1,222.1	1,405.2
Capital and finance lease obligations	35.3	37.3

Total debt	1,257.4	1,442.5
Less: current installments	(12.0)	(12.9)

Total debt, excluding current installments	$1,245.4	$1,429.6

ABL Facility

PFGC, Inc. (“PFGC”), a wholly-owned subsidiary of the Company, is a party to the Amended and Restated Credit Agreement (the “ABL Facility”) dated May 8, 2012, as amended. The ABL Facility is secured by the majority of the tangible assets of PFGC and its subsidiaries. Performance Food Group, Inc., a wholly-owned subsidiary of PFGC, is the lead borrower under the ABL Facility, which is jointly and severally guaranteed by PFGC and all material domestic direct and indirect wholly-owned subsidiaries of PFGC (other than captive insurance subsidiaries and other excluded subsidiaries). Availability for loans and letters of credit under the ABL Facility is governed by a borrowing base, determined by the application of specified advance rates against eligible assets, including trade accounts receivable, inventory, owned real properties, and owned transportation equipment. The borrowing base is reduced quarterly by a cumulative fraction of the real properties and transportation equipment values. Advances on accounts receivable and inventory are subject to change based on periodic commercial finance examinations and appraisals, and the real property and transportation equipment values included in the borrowing base are subject to change based on periodic appraisals. Audits and appraisals are conducted at the direction of the administrative agent for the benefit and on behalf of all lenders.

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

The following table summarizes outstanding borrowings, availability, and the average interest rate under the ABL Facility:

(Dollars in millions)	As of December 26, 2015	As of June 27, 2015

Aggregate borrowings	$708.4	$665.7
Letters of credit	98.3	102.5
Excess availability, net of lenders’ reserves of $21.2 and $19.7	593.3	631.8
Average interest rate	2.07%	1.94%

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

On February 1, 2016, PFGC amended and restated the ABL Facility to increase the borrowing capacity from $1.4 billion to $1.6 billion, lower interest rates for LIBOR based loans, extend the maturity from May 2017 to February 2021, and modify triggers and provisions related to certain reporting, financial, and negative covenants. The total size of the facility immediately increased the effective borrowing capacity under the ABL Facility since borrowing base assets exceeded the facility size prior to the amendment. The Company estimates that approximately $6.6 million of fees and expenses will be incurred for the amendment, which will be included as deferred financing costs and amortized over the remaining term of the ABL Facility. In connection with the closing of this amendment, PFGC is borrowing $200.0 million under the ABL Facility and using the proceeds to repay $200.0 million aggregate principal amount of loans under the Term Facility.

Term Loan Facility

Performance Food Group, Inc. entered into a Credit Agreement providing for a term loan facility (the “Term Facility”) on May 14, 2013. Performance Food Group, Inc. borrowed an aggregate principal amount of $750.0 million under the Term Facility that is jointly and severally guaranteed by PFGC and all domestic direct and indirect wholly-owned subsidiaries of PFGC (other than captive insurance subsidiaries and other excluded subsidiaries). Net proceeds to Performance Food Group, Inc. were $746.3 million. The proceeds from the Term Facility were used to redeem the Company’s then outstanding senior notes in full; to pay the fees, premiums, expenses, and other transaction costs incurred in connection with the Term Facility and a previous ABL Facility amendment; and to pay a $220 million dividend to the Company’s stockholders. A portion of the Term Facility was considered a modification of the senior notes.

The Term Facility matures in November 2019 and bears interest, at Performance Food Group, Inc.’s option, at a rate equal to a margin over either (a) a Base Rate determined by reference to the higher of (1) the rate of interest published by Credit Suisse (AG), Cayman Islands Branch, as its “prime lending rate,” (2) the federal funds rate plus 0.50%, and (3) one-month LIBOR rate plus 1.00% or (b) a LIBOR rate determined by reference to the service selected by Credit Suisse (AG), Cayman Islands Branch that has been nominated by the British Bankers’ Association (or any successor thereto). The applicable margin for the term loans under the Term Facility may be reduced subject to attaining a certain total net leverage ratio. The applicable margin for borrowings will be 5.25% for loans based on a LIBOR rate and 4.25% for loans based on the Base Rate, as of December 26, 2015. If the Total Net Leverage ratio is lower than 4.25x, the applicable margin for the Term Facility will decrease to 5.0%. The LIBOR rate for term loans is subject to a 1.00% floor and the Base Rate for term loans is subject to a floor of 2.00%. Interest is payable quarterly in arrears in the case of Base Rate loans, and at the end of the applicable interest period (but no less frequently than quarterly) in the case of the LIBOR loans. Performance Food Group, Inc. can incur additional loans under the Term Facility with the aggregate amount of the incremental loans not exceeding the sum of (i) $140.0 million plus (ii) additional amounts so long as the Consolidated Secured Net Leverage Ratio (as defined in the credit agreement governing the Term Facility) does not exceed 5.90:1.00 and so long as the proceeds are not used to finance restricted payments that include any dividend or distribution payments. PFGC is required to repay an aggregate principal amount equal to 0.25% of the aggregate principal amount of $750 million on the last business day of each calendar quarter, beginning September 30, 2013, which amounted to $3.8 million in both the six months ended December 26, 2015 and December 27, 2014. The Term Facility is prepayable at par. On October 6, 2015, the Company completed its IPO and used the net proceeds therefrom to repay $223.0 million aggregate principal amount of indebtedness under the Term Facility bringing the total payment amount to $226.8 million during the six months ended December 26, 2015.

As of December 26, 2015, aggregate borrowings outstanding were $510.1 million with unamortized original issue discount of $1.7 million. Original issue discount is being amortized as additional interest expense. Deferred financing costs on the Term Facility, which is included in Other intangible assets, net, is also being amortized as additional interest expense. During the second quarter of fiscal 2016, the Company accelerated the amortization of original issue discount and deferred financing costs $5.5 million because of the repayment of $223.0 million aggregate principal amount of indebtedness mentioned above. Interest expense related to the amortization of deferred financing costs and original issue discount for the Term Facility was as follows:

(In millions)	Three months ended December 26, 2015	Three months ended December 27, 2014	Six months ended December 26, 2015	Six months ended December 27, 2014
Deferred financing costs amortization	$5.7	$1.2	$6.8	$2.3
Original issue discount amortization	0.8	0.2	0.9	0.3

Total amortization included in interest expense	$6.5	$1.4	$7.7	$2.6

On February 1, 2016, PFGC amended and restated the ABL Facility as described above. In connection with the closing of this amendment, PFGC is borrowing $200.0 million under the ABL Facility and using the proceeds to repay $200.0 million aggregate principal amount of loans under the Term Facility. The Company estimates a $5.8 million loss on extinguishment, related to the write-off of unamortized original issue discount and deferred financing costs on the Term Facility, will be recognized during the third quarter as a result of this repayment.

The ABL Facility and the Term Facility contain customary restrictive covenants under which all of the net assets of PFGC and its subsidiaries were restricted from distribution to Performance Food Group Company, except for approximately $114.9 million of restricted payment capacity available under such debt agreements, as of December 26, 2015.

Unsecured Subordinated Promissory Note

In connection with an acquisition, Performance Food Group, Inc. issued a $6.0 million interest only, unsecured subordinated promissory note on December 21, 2012, bearing an interest rate of 3.5%. Interest is payable quarterly in arrears. The $6.0 million principal is due in a lump sum in December 2017. All amounts outstanding under this promissory note become immediately due and payable upon the occurrence of a change in control of the Company or PFGC, which includes the sale, lease, or transfer of all or substantially all of the assets of PFGC. This promissory note was initially recorded at its fair value of $4.2 million. The difference between the principal and the initial fair value of the promissory note is being amortized as additional interest expense on a straight-line basis over the life of the promissory note, which approximates the effective yield method. For the second quarter of fiscal 2016 and 2015, interest expense included $0.1 million related to this amortization. For the first six months of fiscal 2016 and 2015, interest expense included $0.2 million related to this amortization. As of December 26, 2015, the carrying value of the promissory note was $5.3 million.

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

The tables below present the effect of the interest rate swaps designated in hedging relationships on the consolidated statement of operations for the three and six-month periods ended December 26, 2015 and December 27, 2014:

The Effect of Derivative Instruments on the Consolidated Statement of Operations
(in millions)	Amount of (Gain) Loss Recognized in OCI on Derivative (Effective Portion), including all tax effects	Amount of (Loss) Gain Reclassified from OCI into Income (Effective Portion)

Three months ended December 26, 2015	$0.2	$(1.9)
Three months ended December 27, 2014	$2.3	$(2.0)

Six months ended December 26, 2015	$3.1	$(3.9)
Six months ended December 27, 2014	$2.2	$(4.0)

The location of loss reclassified from other comprehensive income into income, as interest payments are made on the Company’s variable-rate debt, is interest expense. The Company recorded no ineffectiveness on interest rate swaps during the three and six months ended December 26, 2015 and December 27, 2014. During the twelve months ending December 31, 2016, the Company estimates that an additional $4.9 million will be reclassified to earnings as an increase to interest expense.

As of December 26, 2015, Performance Food Group, Inc. had five interest rate swaps with a combined $750 million notional amount that were designated as cash flow hedges of interest rate risk. The following table summarizes the outstanding Swap Agreements as of December 26, 2015 (in millions):

Effective Date	Maturity Date	Notional Amount	Fixed Rate Swapped

June 30, 2014	June 30, 2017	200.0	1.52%
June 30, 2014	June 30, 2017	100.0	1.52%
August 9, 2013	August 9, 2018	200.0	1.51%
June 30, 2014	June 30, 2016	150.0	1.47%
June 30, 2014	June 30, 2016	100.0	1.47%

Hedges of Forecasted Diesel Fuel Purchases

From time to time, Performance Food Group, Inc. enters into costless collar arrangements to hedge its exposure to variability in cash flows expected to be paid for its forecasted purchases of diesel fuel. As of December 26, 2015, Performance Food Group, Inc. was a party to four such arrangements, with an aggregate 7.5 million gallon original notional amount, of which an aggregate 7.5 million gallon notional amount was remaining. The entire 7.5 million gallon forecasted purchases of diesel fuel are expected to be made between January 1, 2016 and December 31, 2016.

The fuel collar instruments do not qualify for hedge accounting. Accordingly, the derivative instruments are recorded as an asset or liability on the balance sheet at fair value and any changes in fair value are recorded in the period of change as unrealized gains or losses on fuel hedging instruments and included in Other, net in the accompanying consolidated statement of operations. The Company recorded $0.2 million in unrealized losses and $0.9 million in expense for cash settlements related to these fuel collars for the three-month period ended December 26, 2015, compared to $2.8 million in unrealized losses and no cash settlements related to these fuel collars for the three-month period ended December 27, 2014. The Company recorded $1.4 million in unrealized losses and $1.9 million in expense for cash settlements related to these fuel collars for the six-month period ending December 26, 2015, compared to $3.0 million in unrealized losses and no cash settlements related to these fuel collars for the six-month period ending December 27, 2014.

The Company does not currently have a payable or receivable related to cash collateral for its derivatives, and therefore it has not established an accounting policy for offsetting the fair value of its derivatives against such balances. The table below presents the fair value of the derivative financial instruments as well as their classification on the balance sheet as of December 26, 2015 and June 27, 2015:

(in millions)	Balance Sheet Location	Fair Value as of December 26, 2015	Fair Value as of June 27, 2015

Assets
Derivatives designated as hedges:
Interest rate swaps	Other assets	$—	$0.2

Total assets		—	0.2
Liabilities
Derivatives designated as hedges:
Interest rate swaps	Current derivative liabilities	$4.7	$6.1
Interest rate swaps	Long-term derivative liabilities	1.2	1.3
Derivatives not designated as hedges:
Diesel fuel collars	Current derivative liabilities	3.1	1.7

Total liabilities		$9.0	$9.1

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

The Company has elected to present the derivative assets and derivative liabilities on the balance sheet on a gross basis for periods ended December 26, 2015 and June 27, 2015. The tables below present the derivative assets and liability balance, before and after the effects of offsetting, as of December 26, 2015 and June 27, 2015:

	December 26, 2015			June 27, 2015
(In millions)	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amounts	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amounts

Total asset derivatives:	$—	$—	$—	$0.2	$0.2	$—
Total liability derivatives:	9.0	—	9.0	9.1	0.2	8.9

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

There have been no transfers between levels in the hierarchy from June 27, 2015 to December 26, 2015.

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that provide that if the Company either defaults or is capable of being declared in default on any of its indebtedness, the Company can also be declared in default on its derivative obligations.

As of December 26, 2015, and June 27, 2015, the aggregate fair value amount of derivative instruments that contain contingent features was $9.0 million and $8.9 million, respectively. As of December 26, 2015, the Company has not been required to post any collateral related to these agreements. If the Company breached any of these provisions, it would be required to settle its obligations under the agreements at their termination value of $9.0 million.

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

The carrying values of cash, accounts receivable, outstanding checks in excess of deposits, trade accounts payable, and accrued expenses approximate their fair values because of the relatively short maturities of those instruments. The derivative liabilities are recorded at fair value on the balance sheet. The fair value of long-term debt, which has a carrying value of $1,222.1 million and $1,405.2 million, is $1,224.4 million and $1,406.0 million at December 26, 2015 and June 27, 2015, respectively, and is determined by reviewing current market pricing related to comparable debt issued at the time of the balance sheet date, and is considered a Level 2 measurement.

The Company is required by its insurers to collateralize a part of the deductibles for its workers’ compensation and liability claims. The Company has chosen to satisfy these collateral requirements by depositing funds in insurance trusts or by issuing letters of credit. All amounts in restricted cash at December 26, 2015 and June 27, 2015 represent funds deposited in insurance trusts, and $10.2 million and $10.2 million, respectively, represent Level 1 fair value measurements.

8.	Income Taxes

The determination of the Company’s overall effective tax rate requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. The effective tax rate reflects the income earned and taxed in various United States federal and state jurisdictions. Tax law changes, increases and decreases in temporary and permanent differences between book and tax items, tax credits, and the Company’s change in income in each jurisdiction all affect the overall effective tax rate.

The Company’s effective tax rate was 41.0% for the six months ending December 26, 2015 and 42.7% for the six months ending December 27, 2014. The effective tax rate for the quarters ending December 26, 2015 and December 27, 2014 was 40.7% and 43.4%, respectively. The effective tax rate varied from the 35% statutory rate primarily because of state taxes, federal credits, and non-deductible expenses.

As of December 26, 2015 and June 27, 2015, the Company had net deferred tax assets of $36.8 million and $36.8 million, respectively, and deferred tax liabilities of $120.3 million and $119.6 million, respectively. The Company believes that it is more likely than not that the remaining deferred tax assets will be realized.

The Company records a liability for Uncertain Tax Positions in accordance with FASB ASC 740-10-25, Income Taxes – General - Recognition. As of December 26, 2015 and June 27, 2015, the Company had approximately $0.8 million and $0.9 million of unrecognized tax benefits, respectively. It is reasonably possible that a decrease of approximately $0.3 million in the balance of unrecognized tax benefits may occur within the next twelve months because of statute of limitations expirations, that, if recognized, would affect the effective tax rate.

It is the Company’s practice to recognize interest and penalties related to uncertain tax positions in income tax expense. Less than $0.1 million (less than $0.1 million net of federal tax benefit) was accrued for interest related to uncertain tax positions as of December 26, 2015 and December 27, 2014. Net interest expense of less than $0.1 million (less than $0.1 million net of federal tax benefit) was recognized in tax expense for both the quarters and six months ended December 26, 2015 and December 27, 2014.

9.	Commitments and Contingencies

Purchase Obligations

The Company had outstanding contracts and purchase orders for capital projects totaling $9.6 million at December 26, 2015. Amounts due under these contracts were not included on the Company’s consolidated balance sheet as of December 26, 2015. Subsequent to December 26, 2015, the Company entered into additional contracts totaling $1.9 million.

Withdrawn Multiemployer Pension Plans

Until May 2013, Performance Food Group, Inc. participated in the Central States Southeast and Southwest Areas Pension Fund (“Central States Pension Fund”), a multiemployer pension plan administered by the Teamsters Union, pursuant to which Performance Food Group, Inc. was required to make contributions on behalf of certain union employees. The Central States Pension Fund is underfunded and is in critical status. In connection with the recent renegotiation of the collective bargaining agreement that had previously required the Company’s participation in the Central States Pension Fund, the Company negotiated the termination of its participation in the Central States Pension Fund and the Company has withdrawn. The withdrawal liability was increased by $2.8 million during the second quarter of fiscal 2015 to the Company’s total estimated withdrawal liability of $6.9 million. The Company has made total payments for voluntary withdrawal of this plan in the amount of $0.9 million. As of December 26, 2015, the estimated outstanding withdrawal liability totaled $6.0 million.

Guarantees

Subsidiaries of the Company have entered into numerous operating leases, including leases of buildings, equipment, tractors, and trailers. Certain of the leases for tractors, trailers, and other vehicles and equipment provide for residual value guarantees to the lessors. Circumstances that would require the subsidiary to perform under the guarantees include either (1) default on the leases with the leased assets being sold for less than the specified residual values in the lease agreements, or (2) decisions not to purchase the assets at the end of the lease terms combined with the sale of the assets, with sales proceeds less than the residual value of the leased assets specified in the lease agreements. Residual value guarantees under these operating lease agreements typically range between 5% and 25% of the value of the leased assets at inception of the lease. These leases have original terms ranging from 5 to 7 years and expiration dates ranging from 2016 to 2023. As of December 26, 2015, the undiscounted maximum amount of potential future payments for lease guarantees totaled $22.1 million, which would be mitigated by the fair value of the leased assets at lease expiration. The assessment as to whether it is probable that subsidiaries of the Company will be required to make payments under the terms of the guarantees is based upon their actual and expected loss experience. Consistent with the requirements of FASB ASC 460-10-50, Guarantees-Overall-Disclosure, the Company has recorded $0.2 million of the potential future guarantee payments on its consolidated balance sheet as of December 26, 2015.

The Company participates in a purchasing alliance that was formed to obtain better pricing, to expand product options, to reduce internal costs, and to achieve greater inventory turnover. The Company is also currently a member of a purchasing cooperative through which we currently coordinate a portion of our supplies and logistics contracts. The Company has agreed to terminate its membership in the purchasing cooperative on February 29, 2016. The Company has entered into several agreements to guarantee a portion of the trade payables for such purchasing alliance and purchasing cooperative to their various suppliers as an inducement for these suppliers to extend additional trade credit to the purchasing alliance and purchasing cooperative. In the event of default by the purchasing alliance or purchasing cooperative of their respective trade payables obligations, these suppliers may proceed directly against the Company to collect their trade payables. The terms of these guarantees have expiration dates throughout 2016. As of December 26, 2015, the undiscounted maximum amount of potential future payments under these guarantees totaled $19.6 million. The Company believes that the likelihood of payment under these guarantees is remote and that any fair value attributable to these guarantees is immaterial; therefore, no liability has been recorded for these obligations in the Company’s consolidated balance sheets.

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

Litigation

The Company is engaged in various legal proceedings that have arisen but have not been fully adjudicated. The likelihood of loss for these legal proceedings, based on definitions within contingency accounting literature, ranges from remote to reasonably possible to probable. When losses are probable and reasonably estimable, they have been accrued. Based on estimates of the range of potential losses associated with these matters, management does not believe that the ultimate resolution of these proceedings, either individually or in the aggregate, will have a material adverse effect upon the consolidated financial position or results of operations of the Company. However, the final results of legal proceedings cannot be predicted with certainty and, if the Company failed to prevail in one or more of these legal matters, and the associated realized losses were to exceed the Company’s current estimates of the range of potential losses, the Company’s consolidated financial position or results of operations could be materially adversely affected in future periods.

Sales Tax Liabilities

The Company’s sales and use tax filings are subject to customary audits by authorities in the jurisdictions where it conducts business in the United States, which may result in assessments of additional taxes.

10.	Related-Party Transactions

Transaction and Advisory Fee Agreement

The Company is a party to an advisory fee agreement pursuant to which affiliates of The Blackstone Group and Wellspring Capital Management provide certain strategic and structuring advice and certain monitoring, advising, and consulting services to the Company. The advisory fee agreement provides for the payment by the Company of certain fees and the reimbursement of out of pocket expenses. The annual advisory fee is the greater of $2.5 million or 1.5% of the Company’s consolidated EBITDA (as defined in the advisory fee agreement) for the immediately preceding fiscal year. The payments under this agreement totaled less than 0.1 million and none for the three-month period ended December 26, 2015 and December 27, 2014, respectively, and $5.0 million and $4.4 million, for the six-month periods ended December 26, 2015 and December 27, 2014, respectively.

Under its terms, this agreement will terminate no later than the second anniversary of the closing date of the IPO, which was October 6, 2015.

Other

The Company leases a distribution facility from an entity owned by an officer of the Company. The lease generally provides that the Company will bear the cost of property taxes. Total rent and taxes paid to the officer’s company totaled $0.1 million for both the three-month period ended December 26, 2015 and the three-month period ended December 27, 2014. Total rent and taxes paid to the officer’s company totaled $0.2 million for both the six-month period ended December 26, 2015 and the six-month period ended December 27, 2014.

The Company does business with certain other affiliates of The Blackstone Group. In the three-month and six-month periods ended December 26, 2015, the Company recorded sales of $12.5 million and $19.2 million, respectively, to certain of these affiliate companies. In the three-month and six-month periods ended December 26, 2015, the Company recorded no purchases from affiliate companies. In the three-month and six-month periods ended December 27, 2014, the Company recorded sales of $12.0 million and $19.2 million, respectively, to certain of these affiliate companies. In the three-month and six-month periods ended December 27, 2014, the Company recorded purchases of $0.6 million and $1.3 million, respectively, from certain of these affiliate companies. The Company does not conduct a material amount of business with affiliates of Wellspring Capital Management.

As of December 26, 2015, an affiliate of The Blackstone Group held $16.0 million of the outstanding $510.1 million Term Facility. The Company paid approximately $0.2 million and $0.5 million, respectively, in interest related to the three-month and six-month periods ended December 26, 2015 to this affiliate pursuant to the terms of the Term Facility. The Company paid approximately $0.4 million and $0.9 million, respectively, in interest related to the three-month and six-month periods ended December 27, 2014 to this affiliate pursuant to the terms of the Term Facility. See Note 5, Debt, for a discussion of the Term Facility.

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

For the three-month and six-month periods ended December 27, 2014, the Company’s calculation of weighted-average number of common shares includes Class A and Class B common stock. All shares of Class A and Class B common stock entitle the holders thereof to the same rights, preferences, and privileges in respect to dividends.

For the three-month and six-month periods ended December 26, 2015 and December 27, 2014, a reconciliation of the numerators and denominators for the basic and diluted EPS computations is as follows:

($ in millions, except share and per share amounts)	Three months ended December 26, 2015	Three months ended December 27, 2014	Six months ended December 26, 2015	Six months ended December 27, 2014

Numerator:
Net income	$17.5	$12.8	$29.7	$19.4

Denominator:
Weighted-average common shares outstanding	99,107,828	86,874,101	92,996,688	86,874,101
Dilutive effect of share-based awards	1,259,700	763,034	1,084,488	749,267

Weighted-average dilutive shares outstanding	100,367,528	87,637,135	94,081,176	87,623,368

Basic earnings per share	$0.18	$0.15	$0.32	$0.22

Diluted earnings per share	$0.17	$0.15	$0.32	$0.22

12.	Stock Compensation

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

Each of the employee awards under the 2007 Option Plan is divided into three equal portions. Tranche I options are subject to time vesting. Tranche II and Tranche III options are subject to both time and performance vesting, including performance criteria based on the internal rate of return and sponsor cash inflows as outlined in the 2007 Option Plan. Prior to the amendment discussed below, the Company’s assessment of the performance criteria indicated that satisfaction of the performance criteria was not probable and therefore, no compensation expense had been recognized on Tranche II and Tranche III options.

The 2007 Option Plan had repurchase rights that generally allowed the Company to repurchase shares, at the current fair value following a participant’s retirement or a participant’s termination of employment by the Company other than for “cause” and at the lower of the original exercise price or current fair value following any termination of employment by the Company for “cause,” resignation of the participant, or in the event a participant resigns because of retirement and subsequently breaches the non-competition or non-solicitation covenant within one year of such participant’s termination. Because of the existence of the repurchase rights, the weighted average service period had exceeded the contractual term of the options until the IPO. However, the repurchase option feature of this plan terminated upon the date of our IPO. As a result, the Company’s management determined that the requisite service period should be reduced from 10.7 years to the 5 year service vesting period. As a result, compensation costs of $3.8 million were recorded in the second quarter related to this change for Tranche I awards.

In total, Tranche I compensation cost that has been charged against income for the Company’s 2007 Option Plan was $3.8 million for the three-month period ended December 26, 2015 and $4.1 million for the six-month period ended December 26, 2015, and it is included within operating expenses in the consolidated statement of operations. The Tranche I compensation cost that has been charged against income for the Company’s 2007 Option Plan was $0.3 million for the three-month period ended December 27, 2014 and $0.5 million for the six-month period ended December 27, 2014, and it is included within operating expenses in the consolidated statement of operations. These costs relate to the service condition component of the awards and are being recognized on a straight-line basis. The Company recorded no tax benefit nor incurred an impact on its cash flows related to compensation cost on share-based payment arrangements for the period. The total remaining unrecognized compensation cost for Tranche I was $0.5 million as of December 26, 2015.

On July 30, 2015, the Company approved amendments to the 2007 Option Plan to modify the vesting terms of all of the Tranche II and Tranche III options granted pursuant to the 2007 Option Plan. These options will continue to vest based on a combination of time and performance vesting conditions. The time-based vesting condition did not change and will continue to be satisfied with respect to 20% of the shares underlying these options annually, based on the participant’s continued employment with the Company. The performance-based vesting condition was reduced to reflect changes in the macro-economic conditions following the 2008 recession.

In addition, as part of the amendments to the 2007 Option Plan, the Company further evaluated its outstanding options, and in light of the concern that the Tranche II and III options had performance targets that may not be met before the expiration of such options, individuals holding these unvested time and performance-vesting options were allowed the right to exercise such options into restricted shares of the Company’s common stock and to receive a new grant of time and performance-vesting options. On September 30, 2015, 3.73 million options were exchanged for 2.27 million restricted shares and 1.46 million new options. During the quarter, the Company separately issued approximately 134,000 new option awards.

Based on management’s assessment of the probability associated with the underlying conditions of the amended Tranche II and III awards, the Company believes that, following the amendments, there is a reasonable possibility that the performance targets could be met. Therefore, the Company engaged an unrelated specialist to assist in the process of determining the fair value based measure of the modified award. Based on management’s evaluation, the estimate of the possible future compensation expense is approximately $40 million of which approximately $25 million is being recognized over the next four years. The remaining $15 million of compensation expense will be recognized when the Company concludes that it is probable that certain performance conditions will be met.

The Performance Food Group Company 2015 Omnibus Incentive Plan (the “2015 Incentive Plan”)

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

There are 4,850,000 shares of common stock reserved for issuance under the 2015 Incentive Plan, including non-qualified stock options and incentive stock options, stock appreciation rights, restricted shares, and other equity based or cash-based awards. In connection with the IPO, the Company granted approximately 144,000 time-vesting options, 525,000 shares of time-vesting restricted stock, and 144,000 shares of performance-vesting restricted stock to employees. In addition, the Company granted approximately 20,000 restricted stock units to certain directors. There are also approximately 268,000 restricted stock units outstanding under the 2015 Plan granted to another executive. The compensation cost that has been charged against income for the Company’s 2015 Incentive Plan was $1.0 million and $1.8 million, respectively, for the three-month and six-month periods ended December 26, 2015, and it is included within operating expenses in the consolidated statement of operations. Total unrecognized compensation cost for time vesting awards is estimated to be $13.7 million as of December 26, 2015.

Management is in the process of valuing and assessing the probability associated with the underlying conditions of the performance stock awards and in the process of determining the fair value based measure of the award. Depending on the terms of the awards, the expense will either be recognized over the respective service periods or be based on the timing of when the Company concludes that it is probable that the performance conditions will be met.

13.	Other, net

Other, net on the consolidated statement of operations primarily includes the change in fair value gains or loss and cash settlements pertaining to our derivatives on forecasted diesel fuel purchases, along with other non-operating income or expense items. Other, net consisted of the following:

(In millions)	For the three months ended December 26, 2015	For the three months ended December 27, 2014	For the six months ended December 26, 2015	For the six months ended December 27, 2014

Change in fair value loss on derivatives for forecasted diesel fuel purchased	$0.2	$2.8	$1.4	$3.0

Cash settlements on derivatives for forecasted diesel fuel purchases	0.9	—	1.9	—

Other income	(0.1)	(0.1)	(0.1)	(0.1)

Other, net	$1.0	$2.7	$3.2	$2.9

14.	Segment Information

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

(In millions)	Performance Foodservice	PFG Customized	Vistar	Corporate & All Other	Eliminations	Consolidated
For the three months ended December 26, 2015
Net external sales	$2,314.5	$915.0	$660.5	$3.9	$—	$3,893.9
Inter-segment sales	1.8	0.1	0.7	48.5	(51.1)	—

Total sales	2,316.3	915.1	661.2	52.4	(51.1)	3,893.9
EBITDA	73.4	9.2	34.6	(35.8)	—	81.4
Depreciation and amortization	15.4	3.7	4.3	5.2	—	28.6
Capital expenditures	10.4	1.5	5.0	8.3	—	25.2

For the three months ended December 27, 2014
Net external sales	$2,248.2	$925.5	$614.4	$4.4	$—	$3,792.5
Inter-segment sales	1.5	0.3	0.6	42.2	(44.6)	—

Total sales	2,249.7	925.8	615.0	46.6	(44.6)	3,792.5
EBITDA	64.3	8.4	29.7	(27.2)	—	75.2
Depreciation and amortization	16.3	3.9	4.3	6.3	—	30.8
Capital expenditures	10.0	2.6	1.2	7.8	—	21.6

(In millions)	Performance Foodservice	PFG Customized	Vistar	Corporate & All Other	Eliminations	Consolidated
For the six months ended December 26, 2015
Net external sales	$4,681.2	$1,842.0	$1,292.0	$7.6	$—	$7,822.8
Inter-segment sales	3.5	0.2	1.4	98.1	(103.2)	—

Total sales	4,684.7	1,842.2	1,293.4	105.7	(103.2)	7,822.8
EBITDA	143.9	16.5	57.0	(66.0)	—	151.4
Depreciation and amortization	30.6	7.5	8.5	10.2	—	56.8
Capital expenditures	18.9	2.7	5.4	15.9	—	42.9
For the six months ended December 27, 2014
Net external sales	$4,498.1	$1,794.3	$1,189.4	$8.3	$—	$7,490.1
Inter-segment sales	3.0	0.4	1.3	84.5	(89.2)	—

Total sales	4,501.1	1,794.7	1,190.7	92.8	(89.2)	7,490.1
EBITDA	119.8	16.0	53.7	(51.6)	—	137.9
Depreciation and amortization	32.8	7.8	8.0	12.4	—	61.0
Capital expenditures	16.8	4.3	2.4	15.4	—	38.9

Total assets by reportable segment, excluding intercompany receivables between segments, are as follows:

(In millions)	As of December 26, 2015	As of June 27, 2015
Performance Foodservice	$1,942.2	$1,915.7
PFG Customized	646.2	649.8
Vistar	567.7	539.2
Corporate & All Other	256.2	286.2

Total assets	$3,412.3	$3,390.9

15.	Subsequent Events

Management has evaluated subsequent events through February 3, 2016, the date that the financial statements were available to be issued. Any items noted have been properly reflected or disclosed in the consolidated financial statements and accompanying notes above.

On February 1, 2016, PFGC amended and restated the ABL facility as discussed in Note 5, Debt.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with “Summary—Summary Historical Consolidated Financial Data,” “Selected Historical Consolidated Financial Data,” and our historical consolidated financial statements and the notes thereto included in the Prospectus and the unaudited financial statements and Notes thereto included elsewhere in this Form 10-Q. In addition to historical consolidated financial information, this discussion contains forward-looking statements that reflect our plans, estimates, and beliefs and involve numerous risks and uncertainties, including but not limited to those described in the “Risk Factors” section of the Prospectus. Actual results may differ materially from those contained in any forward-looking statements. You should carefully read “Special Note Regarding Forward-Looking Statements” in this Form 10-Q.

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

We have three reportable segments: Performance Foodservice, PFG Customized, and Vistar. Our Performance Foodservice segment distributes a broad line of national brands, customer brands, and our proprietary-branded food and food-related products, or “Performance Brands.” Performance Foodservice sells to independent, or “Street,” and multi-unit, or “Chain,” restaurants and other institutions such as schools, healthcare facilities, and business and industry locations. Our PFG Customized segment has provided longstanding service to some of the most recognizable family and casual dining restaurant chains and recently expanded service into fast casual and quick service restaurant chains. Our Vistar segment specializes in distributing candy, snacks, beverages, and other items nationally to the vending, office coffee service, theater, retail, hospitality, and other channels. We believe that there are substantial synergies across our segments. Cross-segment synergies include procurement, operational best practices such as the use of new productivity technologies, and supply chain and network optimization, as well as shared corporate functions such as accounting, treasury, tax, legal, information systems, and human resources.

Recent Trends and Initiatives

Our case volume has grown in each quarter over the comparable prior fiscal year, starting in the second quarter of fiscal 2010 and continuing through the most recent quarter. We believe that we gained industry share during the first six months of fiscal 2016 given that we have grown our sales more rapidly than the industry growth rate forecasted by Technomic, a research and consulting firm serving the food and food related industry. Our Adjusted EBITDA grew 10.2% from the second quarter of fiscal 2015 to the second quarter of fiscal 2016, and 11.9% from the first six months of fiscal 2015 to the first six months of fiscal 2016, driven by case growth of 4.2% and 4.7%, respectively, and improved profit per case. Gross margin dollars rose 6.5% for the second quarter of fiscal 2016 and 6.7% for the first six months of fiscal 2016 versus the comparable prior year period, which was faster than case growth, primarily as a result of shifting our channel mix toward higher gross margin customers and shifting our product mix toward sales of Performance Brands. Our operating expenses compared to the second quarter of fiscal 2015 and the first six months of fiscal 2015 rose 5.6% and 5.2%, respectively, which was slower than gross margin growth, as a result of initiatives undertaken to reduce operating expenses and from lower fuel prices.

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

How We Assess the Performance of Our Business

In assessing the performance of our business, we consider a variety of performance and financial measures. The key measures used by our management are discussed below. The percentages on the results presented below are calculated based on rounded numbers.

Net Sales

Net sales is equal to gross sales minus sales returns; sales incentives that we offer to our customers, such as rebates and discounts that are offsets to gross sales; and certain other adjustments. Our net sales are driven by changes in case volumes, product inflation that is reflected in the pricing of our products, and mix of products sold.

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

Adjusted EBITDA is not defined under U.S. GAAP and is subject to important limitations. We believe that the presentation of Adjusted EBITDA is useful to investors because it is frequently used by securities analysts, investors, and other interested parties in their evaluation of the operating performance of companies in industries similar to ours. In addition, targets based on Adjusted EBITDA are among the measures we use to evaluate our management’s performance for purposes of determining compensation under our incentive plans.

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

In calculating Adjusted EBITDA, we add back certain non-cash, non-recurring, and other items that are included in EBITDA and net income as permitted or required by our credit agreements. Adjusted EBITDA among other things:

•	does not include non-cash stock-based employee compensation expense and certain other non-cash charges;

•	does not include cash and non-cash restructuring, severance, and relocation costs incurred to realize future cost savings and enhance our operations; and

•	does not reflect management fees paid to Blackstone and Wellspring Capital Management, our “Sponsors”.

Results of Operations, EBITDA, and Adjusted EBITDA

The following table sets forth a summary of our results of operations, EBITDA, and Adjusted EBITDA for the periods indicated (dollars in millions, except per share data):

	Three Months Ended
	December 26, 2015	December 27, 2014	Change	%
Net sales	$3,893.9	$3,792.5	$101.4	2.7
Cost of goods sold	3,407.1	3,335.2	71.9	2.2

Gross profit	486.8	457.3	29.5	6.5
Operating expenses	433.0	410.2	22.8	5.6

Operating profit	53.8	47.1	6.7	14.2
Other expense
Interest expense, net	23.3	21.8	1.5	6.9
Other, net	1.0	2.7	(1.7)	(63.0)

Other expense, net	24.3	24.5	(0.2)	(0.8)
Income before income taxes	29.5	22.6	6.9	30.5
Income tax expense	12.0	9.8	2.2	22.4

Net income	$17.5	$12.8	$4.7	36.7

EBITDA	$81.4	$75.2	$6.2	8.2
Adjusted EBTIDA	$95.4	$86.6	$8.8	10.2

Weighted-average common shares outstanding:
Basic	99,107,828	86,874,101	12,233,727	14.1
Diluted	100,367,528	87,637,135	12,730,393	14.5
Earnings per common share:
Basic	$0.18	$0.15	$0.03	20.0
Diluted	$0.17	$0.15	$0.02	13.3

	Six Months Ended
	December 26, 2015	December 27, 2014	Change	%
Net sales	$7,822.8	$7,490.1	$332.7	4.4
Cost of goods sold	6,854.9	6,583.4	271.5	4.1

Gross profit	967.9	906.7	61.2	6.7
Operating expenses	870.1	826.9	43.2	5.2

Operating profit	97.8	79.8	18.0	22.6
Other expense
Interest expense, net	44.3	43.0	1.3	3.0
Other, net	3.2	2.9	0.3	10.3

Other expense, net	47.5	45.9	1.6	3.5
Income before income taxes	50.3	33.9	16.4	48.4
Income tax expense	20.6	14.5	6.1	42.1

Net income	$29.7	$19.4	$10.3	53.1

EBITDA	$151.4	$137.9	$13.5	9.8
Adjusted EBTIDA	$175.5	$156.8	$18.7	11.9

Weighted-average common shares outstanding:
Basic	92,996,688	86,874,101	6,122,587	7.0
Diluted	94,081,176	87,623,368	6,457,808	7.4
Earnings per common share:
Basic	$0.32	$0.22	$0.10	45.5
Diluted	$0.32	$0.22	$0.10	45.5

We believe that the most directly comparable GAAP measure to EBITDA and Adjusted EBITDA is net income (loss). The following table reconciles EBITDA and Adjusted EBITDA to net income for the periods presented:

	Three Months Ended		Six Months Ended
	December 26, 2015	December 27, 2014	December 26, 2015	December 27, 2014
	(dollars in millions)		(dollars in millions)
Net income	$17.5	$12.8	$29.7	$19.4
Interest expense, net	23.3	21.8	44.3	43.0
Income tax expense	12.0	9.8	20.6	14.5
Depreciation	19.3	19.2	38.2	37.8
Amortization of intangible assets	9.3	11.6	18.6	23.2

EBITDA	81.4	75.2	151.4	137.9
Non-cash items(1)	9.6	1.1	10.4	2.4
Acquisition, integration and reorganization charges(2)	1.3	4.6	4.1	6.6
Non-recurring items(3)	(0.9)	—	1.7	—
Productivity initiatives(4)	2.5	2.3	4.8	5.8
Multiemployer plan withdrawal(5)	—	2.8	—	2.8
Other adjustment items(6)	1.5	0.6	3.1	1.3

Adjusted EBITDA	$95.4	$86.6	$175.5	$156.8

(1)	Includes adjustments for non-cash charges arising from employee stock options, changes in fair value of fuel collar instruments, and gain/loss on disposal of assets. In addition, this includes an increase in the LIFO reserve of $0.5 million and a decrease of $1.2 million for the second quarter and the first six months of fiscal 2016, respectively, and a decrease in the LIFO reserve of $1.9 million and $0.1 million for the second quarter and first six months of fiscal 2015, respectively.
(2)	Includes professional fees and other costs related to completed and abandoned acquisitions, costs of integrating certain of our facilities, facility closing costs, and advisory fees paid to the Sponsors.
(3)	Consists of an expense related to our expected withdrawal from a purchasing cooperative, pre-PFG acquisition worker’s compensation claims related to an insurance company that went into liquidation, and amounts received from business interruption insurance because of weather related or other one-time events.
(4)	Consists primarily of professional fees and related expenses associated with the Winning Together program and other productivity initiatives.
(5)	Includes amounts related to the withdrawal from multiemployer pension plans. For the second quarter and first six months of fiscal 2015, this amount includes $2.8 million for the expense related to the withdrawal from the Central States Southeast and Southwest Areas Pension Fund. See Note 9, Commitments and Contingencies, to the consolidated financial statements.
(6)	Consists primarily of costs related to settlements on our fuel collar derivatives, certain financing transactions, lease amendments, and franchise tax expense and other adjustments permitted under our credit agreements.

Consolidated Results of Operations

Three and six months ended December 26, 2015 compared to three and six months ended December 27, 2014

Net Sales

Net sales increased $101.4 million, or 2.7%, for the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015 and increased $332.7 million, or 4.4%, for the first six months of fiscal 2016 compared to the first six months of fiscal 2015. These increases were primarily the result of case growth in Performance Foodservice, particularly in the street channel, which was partially offset by deflation, and sales growth in Vistar, particularly their retail, theater, vending, and hospitality channels. We grew case volume by 4.2% and 4.7% in the second quarter and first six months of fiscal 2016, respectively, which contributed to the increase in net sales. Deflation during the second quarter of fiscal 2016 was an estimated annual rate of 1.3% compared to inflation at an estimated annual rate of 3.9% during the second quarter of fiscal 2015. Deflation during the first six months of fiscal 2016 was an estimated annual rate of 0.6% compared to inflation at an estimated annual rate of 3.6% during the first six months of fiscal 2015. During the second quarter of fiscal 2016, we witnessed food deflation, especially in dairy, beef, and seafood. We calculate inflation and deflation by reference to the weighted average of changes in prices experienced by our product classes over the same relevant periods. Net sales growth is a function of case growth, product inflation, and a changing mix of customers, channels, and product categories sold.

Gross Profit

Gross profit increased $29.5 million, or 6.5%, for the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015 and increased $61.2 million, or 6.7%, for the first six months of fiscal 2016 compared to the first six months of fiscal 2015. These increases in gross profit were the result of growth in cases sold and a higher gross profit per case, which in turn was the result of selling an improved mix of channels and products. Within Performance Foodservice, case growth to Street customers positively affected gross profit per case. Street customers typically receive more services from us, cost more to serve, and pay a higher gross profit per case than other customers. Also, within Performance Foodservice, we were able to grow our Performance Brand sales, which have higher gross profit per case compared to the other brands we sell, from the second quarter of fiscal 2015 to the second quarter of fiscal 2016 and from the first six months of fiscal 2015 to the first six months of fiscal 2016. See “—Segment Results—Performance Foodservice” below for additional discussion.

Operating Expenses

Operating expenses increased $22.8 million, or 5.6%, for the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015 and increased $43.2 million, or 5.2%, for the first six months of fiscal 2016 compared to the first six months of fiscal 2015. The increases in operating expenses were primarily caused by the increase in case volume, an increased investment in our sales force, an increase in bonus expense, and an increase in insurance expense related to workers compensation, auto, and general liability, as discussed in the segment results below. These increases were partially offset by leverage of our fixed costs, improved productivity in our warehouse and transportation operations, and a decrease in fuel expense and amortization. All of these factors resulted in a net increase in operating expenses for the second quarter of fiscal 2016 and the first six months of fiscal 2016 compared to the second quarter 2015 and the first six months of fiscal 2015.

Depreciation and amortization of intangible assets decreased from $30.8 million in the second quarter of fiscal 2015 to $28.6 million in the second quarter of fiscal 2016, a decrease of 7.1%. Depreciation and amortization of intangible assets decreased from $61.0 million in the first six months of fiscal 2015 to $56.8 million in the first six months of fiscal 2016, a decrease of 6.9%. Decreases in amortization of intangible assets, since certain intangibles are now fully amortized compared to the prior year, more than offset the increases in depreciation in fixed assets resulting from larger capital outlays to support our growth.

Net Income

Net income increased to $17.5 million for the second quarter of fiscal 2016 compared to a net income of $12.8 million for the second quarter of fiscal 2015. This increase in net income was attributable to a $6.7 million increase in operating profit and a $0.2 million decrease in other expense, net, partially offset by a $2.2 million increase in income tax expense. The increase in operating profit was a result of the increase in gross profit discussed above, partially offset by the increase in operating expenses. The $0.2 million decrease in other expense, net related primarily to $2.6 million decrease in non-cash expense related to the change in fair value of our derivatives for the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015, partially offset by $0.9 million of expense related to settlements on our derivatives and higher interest expense in the amount of $1.5 million for the second quarter of fiscal 2016. The increase in interest expense was primarily a result of the acceleration of amortization of original issue discount and deferred financing cost of $5.5 million related to the repayment of $223.0 million aggregate principal amount of indebtedness using the proceeds from the IPO and an increase in average interest rate, partially offset by lower average borrowings during the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015. The increase in income tax expense was primarily a result of the increase in income before taxes. Our effective tax rate in the second quarter of fiscal 2016 was 40.7%, compared to 43.4% in the second quarter of fiscal 2015.

Net income increased to $29.7 million for the first six months of fiscal 2016 compared to a net income of $19.4 million for the first six months of fiscal 2015. This increase in net income was attributable to an $18.0 million increase in operating profit, partially offset by a $1.6 million increase in other expense, net and a $6.1 million increase in income tax expense. The increase in operating profit was a result of the increase in gross profit discussed above, partially offset by the increase in operating expenses. The $1.6 million increase in other expense, net related primarily to $1.9 million of expense during the first six months of fiscal 2016 related to settlements on our derivatives and by higher interest expense in the amount of $1.3 million for the first six months of fiscal 2016 compared to the first six months of fiscal 2015. The increase in interest expense was primarily a result of the acceleration of amortization of original issue discount and deferred financing cost of $5.5 million related to the repayment of $223.0 million aggregate principal amount of indebtedness using the proceeds from the IPO and an increase in average interest rate, partially offset by lower average borrowings during the first six months of fiscal 2016 compared to the first six months of fiscal 2015. These were partially offset by a $1.6 million decrease in non-cash expense related to the change in fair value of our derivatives for the first six months of fiscal 2016. The increase in income tax expense was primarily a result of the increase in income before taxes. Our effective tax rate in the first six months of fiscal 2016 was 41.0% compared to 42.7% in the first six months of fiscal 2015.

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

The following tables set forth net sales and EBITDA by segment for the periods indicated (dollars in millions):

Net Sales

	Three Months Ended
	December 26, 2015	December 27, 2014	Change	%
Performance Foodservice	$2,316.3	$2,249.7	$66.6	3.0
PFG Customized	915.1	925.8	(10.7)	(1.2)
Vistar	661.2	615.0	46.2	7.5
Corporate & All Other	52.4	46.6	5.8	12.4
Intersegment Eliminations	(51.1)	(44.6)	(6.5)	(14.6)

Total net sales	$3,893.9	$3,792.5	$101.4	2.7

	Six Months Ended
	December 26, 2015	December 27, 2014	Change	%
Performance Foodservice	$4,684.7	$4,501.1	$183.6	4.1
PFG Customized	1,842.2	1,794.7	47.5	2.6
Vistar	1,293.4	1,190.7	102.7	8.6
Corporate & All Other	105.7	92.8	12.9	13.9
Intersegment Eliminations	(103.2)	(89.2)	(14.0)	(15.7)

Total net sales	$7,822.8	$7,490.1	$332.7	4.4

EBITDA

	Three Months Ended
	December 26, 2015	December 27, 2014	Change	%
Performance Foodservice	$73.4	$64.3	$9.1	14.2
PFG Customized	9.2	8.4	0.8	9.5
Vistar	34.6	29.7	4.9	16.5
Corporate & All Other	(35.8)	(27.2)	(8.6)	(31.6)

Total EBITDA	$81.4	$75.2	$6.2	8.2

	Six Months Ended
	December 26, 2015	December 27, 2014	Change	%
Performance Foodservice	$143.9	$119.8	$24.1	20.1
PFG Customized	16.5	16.0	0.5	3.1
Vistar	57.0	53.7	3.3	6.1
Corporate & All Other	(66.0)	(51.6)	(14.4)	(27.9)

Total EBITDA	$151.4	$137.9	$13.5	9.8

Segment Results—Performance Foodservice

Three and six months ended December 26, 2015 compared to three and six months ended December 27, 2014

Net Sales

Net sales for Performance Foodservice increased 3.0%, or $66.6 million, to $2.3 billion from the second quarter of fiscal 2015 to the second quarter of fiscal 2016 and increased 4.1%, or $183.6 million, to $4.7 billion from the first six months of fiscal 2015 to the first six months of fiscal 2016. This increase in net sales was attributable primarily to growth in cases sold, which in turn was driven by securing new Street and Chain customers and further penetrating existing customers. Securing new and expanded business with Street customers resulted in Street sales growth of approximately 5% for both the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015 and the first six months of fiscal 2016 compared to the first six months of fiscal 2015. For the quarter, street sales as a percentage of total sales were up 69 basis points to 43.3%.

EBITDA

EBITDA for Performance Foodservice increased $9.1 million, or 14.2%, from the second quarter of fiscal 2015 to the second quarter of fiscal 2016 and increased $24.1 million, or 20.1%, from the first six months of fiscal 2015 to the first six months of fiscal 2016. These increases were the result of an increase in gross profit, partially offset by an increase in operating expenses excluding depreciation and amortization. Gross profit increased by 7.2% in the second quarter of fiscal 2016 and 8.5% in the first six months of fiscal 2016, compared to the prior fiscal year, as a result of an increase in cases sold as well as by an increase in the gross profit per case. The increase in gross profit per case was driven by a favorable shift in the mix of cases sold toward Street customers and Performance Brands, as well as by an increase in procurement efficiencies from our Winning Together program.

Operating expenses excluding depreciation and amortization for Performance Foodservice increased by $13.2 million, or 5.4%, from the second quarter of fiscal 2015 to the second quarter of fiscal 2016 and increased by $28.2 million, or 5.7%, from the first six months of fiscal 2015 to the first six months of fiscal 2016. Operating expenses increased as a result of an increase in case volume and the resulting impact on variable costs, cost of living and other increases in compensation, an increase in bonus expense, and an increased investment in our Street sales force. These increases were partially offset by leverage on our fixed costs, improved productivity in our warehouse and transportation operations from our Winning Together program, and a decrease in fuel expense. In addition, our estimated withdrawal liability was increased by $2.8 million during the second quarter of fiscal 2015 related to a multiemployer pension plan that we had withdrawn from during fiscal 2013.

Depreciation and amortization of intangible assets recorded in this segment decreased from $16.3 million in the second quarter of fiscal 2015 to $15.4 million in the second quarter of fiscal 2016, a decrease of 5.5%, and decreased from $32.8 million in the first six months of fiscal 2015 to $30.6 million in the first six months of fiscal 2016, a decrease of 6.7%. This reduction was a result of a decrease in amortization of intangible assets since certain intangibles are now fully amortized, partially offset by increases of depreciation in fixed assets.

Segment Results—PFG Customized

Three and six months ended December 26, 2015 compared to three and six months ended December 27, 2014

Net Sales

Net sales for PFG Customized decreased $10.7 million, or 1.2%, from the second quarter of fiscal 2015 to the second quarter of fiscal 2016 and increased $47.5 million, or 2.6%, from the first six months of fiscal 2015 to the first six months of fiscal 2016. The decrease in net sales in the second quarter was primarily a result of a decrease in case volume, which reflected trends among some customers in the casual dining channel. The increase in net sales over the six month periods was the result of an amendment to an agreement with an existing customer partially offset by a decrease in case volume.

Based on the amendment to the agreement relating to a certain product that became effective during the first quarter of fiscal 2015, we now recognize the revenue for this product on a gross basis because we now serve as the principal. Under the amended agreement, we will purchase the product and resell it to our customer. Previously, the Company was only responsible for delivering the product that the customer had ordered from its vendor. This factor accounted for approximately 96% of the total sales increase for the first quarter of fiscal 2016 and had no impact on the second quarter of fiscal 2016. The amended agreement with the customer is not expected to have an effect on net sales for the remainder of the fiscal year.

EBITDA

EBITDA for PFG Customized increased $0.8 million, or 9.5%, from $8.4 million in the second quarter of fiscal 2015 to $9.2 million in the second quarter of fiscal 2016, and increased $0.5 million, or 3.1%, from $16.0 million in the first six months of fiscal 2015 to $16.5 million in the first six months of fiscal 2016. The increase in the second quarter was primarily attributable to a decrease in operating expenses excluding depreciation and amortization of $1.7 million, or 3.4%, partially offset by a decrease in gross profit of $0.9 million, or 1.6%. The increase in the first six months was primarily attributable to a decrease in operating expenses excluding depreciation and amortization of $2.3 million, or 2.3%, partially offset by a decrease in gross profit of $1.7 million, or 1.5%. Gross profit for PFG Customized decreased from the second quarter and first six months of fiscal 2015 to the second quarter and first six months of fiscal 2016, primarily as a result of a decrease in case volume.

Operating expenses, excluding depreciation and amortization, decreased by 3.4% in the second quarter of fiscal 2016, compared to the prior year, and decreased by 2.3% in the first six months of fiscal 2016, compared to the prior year primarily because of lower case sales, productivity improvement, and a decrease in fuel expense, partially offset by an increase in transportation wages and an increase in insurance expense related to general and auto liability.

Depreciation and amortization of intangible assets recorded in this segment decreased from $3.9 million for the second quarter of fiscal 2015 to $3.7 million for the second quarter of fiscal 2016, a decrease of 5.1%, and decreased from $7.8 million for the first six months of fiscal 2015 to $7.5 million for the first six months of fiscal 2016, a decrease of 3.8%. Decreases in amortization of intangible assets were partially offset by increases of depreciation in fixed assets.

Segment Results—Vistar

Three and six months ended December 26, 2015 compared to three and six months ended December 27, 2014

Net Sales

Net sales for Vistar increased 7.5%, or $46.2 million, from the second quarter of fiscal 2015 to the second quarter of fiscal 2016, and increased 8.6%, or $102.7 million, from the first six months of fiscal 2015 to the first six months of fiscal 2016. This increase in sales was primarily driven by case sales growth in the segment’s retail, theater, vending, and hospitality channels.

EBITDA

EBITDA for Vistar increased $4.9 million, or 16.5%, for the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015 and increased $3.3 million, or 6.1%, for the first six months of fiscal 2016 compared to the first six months of fiscal 2015. This increase in EBITDA was the result of gross profit dollar growth increasing faster than operating expense dollar growth, excluding depreciation and amortization.

Operating expense dollar growth, excluding depreciation and amortization, increased $3.3 million, or 6.1% for the second quarter of fiscal 2016 and $7.5 million, or 6.9% for the first six months of fiscal 2016, and was driven primarily by an increase in the number of cases sold and investments in additional sales force capacity, partially offset by the benefits of our Winning Together program and reduced fuel expenditures.

Gross profit dollar growth of $8.2 million, or 9.8% for the second quarter of fiscal 2016 and $10.7 million, or 6.6% for the first six months of fiscal 2016, was driven primarily by an increase in the number of cases sold, a favorable shift in the mix of cases sold toward higher gross margin per case channels than the prior year, and the benefits of our operational improvements from our Winning Together program, partially offset by a shift toward higher cost to serve customers and by inflation-based inventory gains in the prior year.

Depreciation and amortization of intangible assets recorded in this segment remained consistent at $4.3 million for the second quarter of fiscal 2015 and the second quarter of fiscal 2016 and increased from $8.0 million for the first six months of fiscal 2015 to $8.5 million for the first six months of fiscal 2016, an increase of 6.3%. Depreciation of fixed assets increased primarily from capital outlays to support our growth.

Segment Results—Corporate & All Other

Three and six months ended December 26, 2015 compared to three and six months ended December 27, 2014

Net Sales

Net sales for Corporate & All Other increased $5.8 million for the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015 and increased $12.9 million for the first six months of fiscal 2016 compared to the first six months of fiscal 2015. The increase in sales was primarily attributable to an increase in logistics services provided to our other segments.

EBITDA

EBITDA for Corporate & All Other decreased from a negative $27.2 million for the second quarter of fiscal 2015 to a negative $35.8 million for the second quarter of fiscal 2016 and decreased from a negative $51.6 million for the first six months of fiscal 2015 to a negative $66.0 million for the first six months of fiscal 2016. The decrease in EBITDA was primarily driven by an increase in bonus expense, stock compensation expense, and insurance expense related to workers compensation liability, along with higher corporate overhead associated with personnel costs related to benefits.

Depreciation and amortization of intangible assets recorded in this segment decreased from $6.3 million in the second quarter of fiscal 2015 to $5.2 million in the second quarter of fiscal 2016 and decreased from $12.4 million in the first six months of fiscal 2015 to $10.2 million in the first six months of fiscal 2016. This decrease was primarily a result of a decrease in amortization of intangible assets, which accounted for substantially all of this decrease, since certain intangibles are now fully amortized.

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

At December 26, 2015, our cash balances totaled $9.0 million, while our cash balance totaled $9.2 million at June 27, 2015. This decrease in cash during the first six months of fiscal 2016 was attributable to net cash used in investing activities of $51.5 million, partially offset by net cash provided by operating activities and financing activities of $10.7 million and $40.6 million, respectively. We borrow under our ABL facility or pay it down regularly based on our cash flows from operating and investing activities. Our practice is to minimize interest expense while maintaining reasonable liquidity.

As market conditions warrant, we and our major stockholders, including our Sponsors, may from time to time, depending upon market conditions, seek to repurchase our securities or loans in privately negotiated or open market transactions, by tender offer or otherwise.

On October 6, 2015, we completed our IPO of 16,675,000 shares of common stock for an offering price of $19.00 per share ($17.955 per share net of underwriting discounts), including the exercise in full by the underwriters of their option to purchase additional shares. We sold an aggregate of 12,777,325 shares of such common stock and certain selling stockholders sold 3,897,675 shares. The aggregate offering price of the amount of newly issued common stock was $242.8 million. In connection with the offering, we paid the underwriters a discount of $1.045 per share, for a total underwriting discount of $13.4 million. In addition, we incurred direct offering expenses consisting of legal, accounting, and printing costs of $5.7 million in connection with the IPO, of which $2.6 million was paid during the six months ended December 26, 2015. We used the the net offering proceeds to us after deducting the underwriting discount and our direct offering expenses to repay $223.0 million aggregate principal amount of indebtedness under the Term Facility. We used the remainder of the net proceeds for general corporate purposes.

On February 1, 2016, PFGC amended and restated the ABL Facility to increase the borrowing capacity from $1.4 billion to $1.6 billion, lower interest rates for LIBOR based loans, extend the maturity from May 2017 to February 2021, and modify triggers and provisions related to certain reporting, financial, and negative covenants. The total size of the facility immediately increased the effective borrowing capacity under the ABL Facility since borrowing base assets exceeded the facility size prior to the amendment. The Company estimates that approximately $6.6 million of fees and expenses will be incurred for the amendment, which will be included as deferred financing costs and amortized over the remaining term of the ABL Facility. In connection with the closing of this amendment, PFGC is borrowing $200.0 million under the ABL Facility and using the proceeds to repay $200.0 million aggregate principal amount of loans under the Term Facility.

Operating Activities

Six months ended December 26, 2015 compared to six months ended December 27, 2014

During the first six months of fiscal 2016, our operating activities provided cash flow of $10.7 million, while during the first six months of fiscal 2015 our operating activities used cash flow of $49.5 million.

The decrease in cash flows used in operating activities in the first six months of fiscal 2016 compared to the first six months of fiscal 2015 was largely driven by changes in our net working capital investment from the prior period, partially offset by an increase in cash used in accrued expenses and other liabilities that was primarily associated with higher bonus payments made during fiscal 2016, which were associated with the results for fiscal 2015.

Investing Activities

Cash used in investing activities totaled $51.5 million in the first six months of fiscal 2016 compared to $41.9 million in the first six months of fiscal 2015. These investments consisted primarily of capital purchases of property, plant, and equipment of $42.9 million and $38.9 million for the first six months of fiscal 2016 and the first six months of fiscal 2015, respectively, and a new business acquisition of $9.2 million for the first six months of fiscal 2016. For the first six months of fiscal 2016, purchases of property, plant, and equipment primarily consisted of transportation and information technology equipment, as well as outlays for warehouse expansions and improvements. The following table presents the capital purchases of property, plant, and equipment by segment:

(Dollars in millions)	Six Months Ended
	December 26, 2015	December 27, 2014
Performance Foodservice	$18.9	$16.8
PFG Customized	2.7	4.3
Vistar	5.4	2.4
Corporate & All Other	15.9	15.4

Total capital purchases of property, plant and equipment	$42.9	$38.9

Financing Activities

During the first six months of fiscal 2016, our financing activities provided cash flow of $40.6 million, which consisted primarily of $226.8 in net proceeds from our initial public offering and $42.7 million in net proceeds under our ABL facility, partially offset by payments of $226.8 million on our term loan facility.

During the first six months of fiscal 2015, our financing activities provided cash flow of $91.6 million, which consisted primarily of $95.2 million in net proceeds related to our ABL facility and $3.5 million in proceeds from our sale-leaseback transaction, partially offset by payments of $3.8 million on our term loan facility.

The following describes our financing arrangements as of December 26, 2015:

ABL Facility. PFGC, Inc. (“PFGC”), a wholly-owned subsidiary of the Company, is a party to the Amended and Restated Credit Agreement (the “ABL Facility”) dated May 8, 2012, as amended. The ABL Facility is secured by the majority of the tangible assets of PFGC and its subsidiaries. Performance Food Group, Inc., a wholly-owned subsidiary of PFGC, is the lead borrower under the ABL Facility, which is jointly and severally guaranteed by PFGC and all material domestic direct and indirect wholly-owned subsidiaries of PFGC (other than captive insurance subsidiaries and other excluded subsidiaries). Availability for loans and letters of credit under the ABL Facility is governed by a borrowing base, determined by the application of specified advance rates against eligible assets, including trade accounts receivable, inventory, owned real properties, and owned transportation equipment. The borrowing base is reduced quarterly by a cumulative fraction of the real properties and transportation equipment values. Advances on accounts receivable and inventory are subject to change based on periodic commercial finance examinations and appraisals, and the real property and transportation equipment values included in the borrowing base are subject to change based on periodic appraisals. Audits and appraisals are conducted at the direction of the administrative agent for the benefit and on behalf of all lenders.

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

The following table summarized outstanding borrowings, availability, and the average interest rate under the ABL Facility:

(Dollars in millions)	As of December 26, 2015	As of June 27, 2015

Aggregate borrowings	$708.4	$665.7
Letters of credit	98.3	102.5
Excess availability, net of lenders’ reserves of $21.2 and $19.7	593.3	631.8
Average interest rate	2.07%	1.94%

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

On February 1, 2016, PFGC amended and restated the ABL Facility to increase the borrowing capacity from $1.4 billion to $1.6 billion, lower interest rates for LIBOR based loans, extend the maturity from May 2017 to February 2021, and modify triggers and provisions related to certain reporting, financial, and negative covenants. The total size of the facility immediately increased the effective borrowing capacity under the ABL Facility since borrowing base assets exceeded the facility size prior to the amendment. The Company estimates that approximately $6.6 million of fees and expenses will be incurred for the amendment, which will be included as deferred financing costs and amortized over the remaining term of the ABL Facility. In connection with the closing of this amendment, PFGC is borrowing $200.0 million under the ABL Facility and using the proceeds to repay $200.0 million aggregate principal amount of loans under the Term Facility.

Term Loan Facility. Performance Food Group, Inc. entered into a Credit Agreement providing for a term loan facility (the “Term Facility”) on May 14, 2013. Performance Food Group, Inc. borrowed an aggregate principal amount of $750.0 million under the Term Facility that is jointly and severally guaranteed by PFGC and all domestic direct and indirect wholly-owned subsidiaries of PFGC (other than captive insurance subsidiaries and other excluded subsidiaries) Net proceeds to Performance Food Group, Inc. were $746.3 million. The proceeds from the Term Facility were used to redeem the Company’s then outstanding senior notes in full; to pay the fees, premiums, expenses, and other transaction costs incurred in connection with the Term Facility and a previous ABL Facility amendment; and to pay a $220 million dividend to the Company’s stockholders. A portion of the Term Facility was considered a modification of the senior notes.

The Term Facility matures in November 2019 and bears interest, at Performance Food Group, Inc.’s option, at a rate equal to a margin over either (a) a Base Rate determined by reference to the higher of (1) the rate of interest published by Credit Suisse (AG), Cayman Islands Branch, as its “prime lending rate,” (2) the federal funds rate plus 0.50%, and (3) one-month LIBOR rate plus 1.00% or (b) a LIBOR rate determined by reference to the service selected by Credit Suisse (AG), Cayman Islands Branch that has been nominated by the British Bankers’ Association (or any successor thereto). The applicable margin for the term loans under the Term Facility may be reduced subject to attaining a certain total net leverage ratio. The applicable margin for borrowings will be 5.25% for loans based on a LIBOR rate and 4.25% for loans based on the Base Rate, as of December 26, 2015. If the Total Net Leverage ratio is lower than 4.25x, the applicable margin for the Term Facility will decrease to 5.0%. The LIBOR rate for term loans is subject to a 1.00% floor and the Base Rate for term loans is subject to a floor of 2.00%. Interest is payable quarterly in arrears in the case of Base Rate loans, and at the end of the applicable interest period (but no less frequently than quarterly) in the case of the LIBOR loans. Performance Food Group, Inc. can incur additional loans under the Term Facility with the aggregate amount of the incremental loans not exceeding the sum of (i) $140.0 million plus (ii) additional amounts so long as the Consolidated Secured Net Leverage Ratio (as defined in the credit agreement governing the Term Facility) does not exceed 5.90:1.00 and so long as the proceeds are not used to finance restricted payments that include any dividend or distribution payments. PFGC is required to repay an aggregate principal amount equal to 0.25% of the aggregate principal amount of $750 million on the last business day of each calendar quarter, beginning September 30, 2013, which amounted to $3.8 million in both the six months ended December 26, 2015 and December 27, 2014. The Term Facility is prepayable at par. On October 6, 2015, the Company completed its IPO and used the net proceeds therefrom to repay $223.0 million aggregate principal amount of indebtedness under the Term Facility bringing the total payment amount to $226.8 million during the six months ended December 26, 2015.

As of December 26, 2015, aggregate borrowings outstanding were $510.1 million with unamortized original issue discount of $1.7 million. Original issue discount is being amortized as additional interest expense. Deferred financing costs on the Term Facility, which is included in Other intangible assets, net, is also being amortized as additional interest expense. During the second quarter of fiscal 2016, the Company accelerated the amortization of original issue discount and deferred financing costs $5.5 million because of the repayment of $223.0 million aggregate principal amount of indebtedness mentioned above. Interest expense related to the amortization of deferred financing costs and original issue discount for the Term Facility was as follows:

(In millions)	Three months ended December 26, 2015	Three months ended December 27, 2014	Six months ended December 26, 2015	Six months ended December 27, 2014
Deferred financing costs amortization	$5.7	$1.2	$6.8	$2.3
Original issue discount amortization	0.8	0.2	0.9	0.3

Total amortization included in interest expense	$6.5	$1.4	$7.7	$2.6

On February 1, 2016, PFGC amended and restated the ABL Facility as described above. In connection with the closing of this amendment, PFGC is borrowing $200.0 million under the ABL Facility and using the proceeds to repay $200.0 million aggregate principal amount of loans under the Term Facility. The Company estimates a $5.8 million loss on extinguishment related to the write-off of unamortized original issue discount and deferred financing costs on the Term Facility will be recognized during the third quarter as a result of this repayment.

The ABL Facility and the Term Facility contain customary restrictive covenants under which all of the net assets of PFGC and its subsidiaries were restricted from distribution to Performance Food Group Company, except for approximately $114.9 million of restricted payment capacity available under such debt agreements, as of December 26, 2015.

As of December 26, 2015, we were in compliance with all of the covenants under the term facility and the ABL Facility.

Unsecured Subordinated Promissory Note. In connection with an acquisition, Performance Food Group, Inc. issued a $6.0 million interest only, unsecured subordinated promissory note on December 21, 2012, bearing an interest rate of 3.5%. Interest is payable quarterly in arrears. The $6.0 million principal is due in a lump sum in December 2017. All amounts outstanding under this promissory note become immediately due and payable upon the occurrence of a change in control of the Company or PFGC, which includes the sale, lease, or transfer of all or substantially all of the assets of PFGC. This promissory note was initially recorded at its fair value of $4.2 million. The difference between the principal and the initial fair value of the promissory note is being amortized as additional interest expense on a straight-line basis over the life of the promissory note, which approximates the effective yield method. For the second quarter of fiscal 2016 and 2015, interest expense included $0.1 million related to this amortization. For the first six months of fiscal 2016 and 2015, interest expense included $0.2 million related to this amortization. As of December 26, 2015, the carrying value of the promissory note was $5.3 million.

Contractual Obligations

Refer to the “Contractual Cash Obligations” section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Prospectus for details on our contractual obligations and commitments to make specified contractual future cash payments as of June 27, 2015. There have been no material changes to our specified contractual obligations through December 26, 2015, except for the repayment of $223.0 million aggregate principal amount of indebtedness under the Term Facility with the proceeds form the IPO and associated changes in interest payments.

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

Total assets for Performance Foodservice increased $51.4 million from $1,890.8 million as of December 27, 2014 to $1,942.2 million as of December 26, 2015. Total assets for Performance Foodservice increased $26.5 million from $1,915.7 million as of June 27, 2015 to $1,942.2 million as of December 26, 2015. During both time periods, this segment increased its accounts receivable, inventory, and property, plant, and equipment, which was partially offset by a decline in intangible assets.

Total assets for PFG Customized decreased $14.4 million from $660.6 million at December 27, 2014 to $646.2 million at December 26, 2015. Total assets for PFG Customized decreased $3.6 million from $649.8 million at June 27, 2015 to $646.2 million at December 26, 2015. During both time periods, this segment decreased its accounts receivable, property, plant, and equipment, and intangible assets, which was partially offset by increases in inventory.

Total assets for Vistar increased $22.3 million from $545.4 million as of December 27, 2014 to $567.7 million as of December 26, 2015. During this time period, this segment increased its accounts receivable, property, plant, and equipment, and goodwill, which was partially offset by a decline in inventory and intangible assets. Total assets for Vistar increased $28.5 million from $539.2 million as of June 27, 2015 to $567.7 million as of December 26, 2015. During this time period, this segment increased its inventory, accounts receivable, goodwill and intangible assets.

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

As of December 26, 2015, our subsidiary, Performance Food Group, Inc., had five interest rate swaps with a combined value of $750.0 million notional amount that were designated as cash flow hedges of interest rate risk. See Note 6, Derivative and Hedging Activities, to our unaudited consolidated financial statements included elsewhere in this Form 10-Q.

Performance Food Group, Inc. enters into costless collar arrangements to hedge its exposure to variability in cash flows expected to be paid for forecasted purchases of diesel fuel. As of December 26, 2015, Performance Food Group, Inc. was a party to four such arrangements, with a combined 7.5 million gallon notional amount, to hedge its exposure to variability in cash flows expected to be paid for forecasted purchases of diesel fuel. See Note 6, Derivative and Hedging Activities, to our unaudited consolidated financial statements included elsewhere in this Form 10-Q.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) under the Exchange Act), that occurred during the quarter ended December 26, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to various allegations, claims, and legal actions arising in the ordinary course of business.

While it is impossible to determine with certainty the ultimate outcome of any of these proceedings, lawsuits, and claims, management believes that adequate provisions have been made or insurance secured for all currently pending proceedings so that the ultimate outcomes will not have a material adverse effect on our financial position. During the three months ended December 26, 2015, there have been no material changes to legal proceedings from those discussed in the Prospectus.

Item 1A.	Risk Factors

There have been no material changes to our principal risks that we believe are material to our business, results of operations, and financial condition from the risk factors previously disclosed in the Prospectus, which is accessible on the SEC’s website at www.sec.gov.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3:	Defaults Upon Senior Securities

None

Item 4:	Mine Safety Disclosures

Not applicable

Item 5:	Other Information

On February 1, 2016, PFGC, Inc. and Performance Food Group, Inc., each a wholly-owned subsidiary of the Company, entered into the Second Amended and Restated Credit Agreement (the “Second Amendment and Restatement”), dated as of February 1, 2016, with Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent, and the other lenders party thereto. The Second Amendment and Restatement amended and restated the Amended and Restated Credit Agreement (the “ABL Facility”) dated May 8, 2012, as amended, by, among other things, increasing the ABL Facility from $1.4 billion to $1.6 billion, lowering the interest rate grid for LIBOR based loans, extending the maturity to February 2021, and modifying triggers and provisions related to certain reporting, financial, and negative covenants. In connection with the closing of the Second Amendment and Restatement, Performance Food Group, Inc. is borrowing $200.0 million under the ABL Facility and using the proceeds to repay $200.0 million under Performance Food Group, Inc.’s second lien term loan facility. The Company estimates a $5.8 million loss on extinguishment related to the write-off of unamortized original issue discount and deferred financing costs on Performance Food Group, Inc.’s second lien term loan facility will be recognized during the third quarter as a result of this repayment.

Borrowings under the ABL Facility, as amended by the Second Amendment and Restatement, bear interest, at Performance Food Group, Inc.’s option, at (a) the Base Rate (defined as the greater of (i) the Federal Funds Rate in effect on such date plus 0.5%, (ii) the Prime Rate on such day, or (iii) one month LIBOR plus 1.0%) plus a spread or (b) LIBOR plus a spread. The ABL Facility, as amended by the Second Amendment and Restatement, also provides for an unused commitment fee ranging from 0.25% to 0.375%. The ABL Facility, as amended by the Second Amendment and Restatement, contains covenants requiring the maintenance of a minimum consolidated fixed charge coverage ratio if excess availability falls below the greater of (i) $130.0 million and (ii) 10% of the lesser of the borrowing base and the revolving credit facility amount for five consecutive business days. The ABL Facility, as amended by the Second Amendment and Restatement, also contains customary restrictive covenants that include, but are not limited to, restrictions on PFGC’s ability to incur additional indebtedness, pay dividends, create liens, make investments or specified payments, and dispose of assets. The ABL Facility, as amended by the Second Amendment and Restatement, provides for customary events of default, including payment defaults and cross-defaults on other material indebtedness. If an event of default occurs and is continuing, amounts due under such agreement may be accelerated and the rights and remedies of the lenders under such agreement available under the ABL Facility, as amended by the Second Amendment and Restatement, may be exercised, including rights with respect to the collateral securing the obligations under such agreement.

Item 6:	Exhibits

See the Exhibit Index immediately following the signature page hereto, which Exhibit Index is incorporated by reference as if fully set forth herein.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PERFORMANCE FOOD GROUP COMPANY (Registrant)

Dated: February 3, 2016	By:	/s/ Robert D. Evans
	Name:	Robert D. Evans
	Title:	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Performance Food Group Company, effective as of October 6, 2015 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 6, 2015).

3.2	Amended and Restated By-Laws of Performance Food Group Company (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on October 6, 2015).

10.1	Amended and Restated Stockholders’ Agreement, dated as of October 6, 2015, among Performance Food Group Company and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 6, 2015).

10.2	Amended and Restated Registration Rights Agreement, dated as of October 6, 2015, by and among Performance Food Group Company and the other parties thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 6, 2015).

10.3	Amended and Restated Advisory Fee Agreement, dated as of October 6, 2015, by and among Performance Food Group Company, Blackstone Management Partners LLC, and Wellspring Capital Management, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on October 6, 2015).

10.4	Second Amended and Restated Credit Agreement, dated as of February 1, 2016, by and among Performance Food Group, Inc., PFGC, Inc. and Wells Fargo, National Association as administrative agent and collateral agent, and the other agents and lenders parties thereto.

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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