Form 10-Q
period 2016-03-26
Performance Food Group Co
filed 2016-05-04
CIK 1618673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2016

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

102,614,707 shares of common stock were outstanding as of April 26, 2016.

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

There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. Such risks, uncertainties and other important factors that could cause actual results to differ include, among others, the risks, uncertainties and factors set forth under “Risk Factors” in the Company’s prospectus dated October 1, 2015 (the “Prospectus”), filed with the Securities and Exchange Commission (the “SEC”) on October 2, 2015 pursuant to Rule 424(b)(4) under the Securities Act, as such risk factors may be updated from time to time in our periodic filings with the SEC, and are accessible on the SEC’s website at www.sec.gov, and also include the following:

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

We caution you that the risks, uncertainties and other factors referenced above may not contain all of the risks, uncertainties and other factors that are important to you. In addition, we cannot assure you that we will realize the results, benefits or developments that we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our business in the way expected. There can be no assurance that (i) we have correctly measured or identified all of the factors affecting our business or the extent of these factors’ likely impact, (ii) the available information with respect to these factors on which such analysis is based is complete or accurate, (iii) such analysis is correct or (iv) our strategy, which is based in part on this analysis, will be successful. All forward-looking statements in this report apply only as of the date of this report or as of the date they were made and, except as required by applicable law, we undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

Unless this Form 10-Q indicates otherwise or the context otherwise requires, the terms “we,” “our,” “us,” “the Company,” or “PFG” as used in this Form 10-Q refer to Performance Food Group Company and its consolidated subsidiaries.

Part I – FINANCIAL INFORMATION

Item 1.	Financial Statements

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

($ in millions, except share and per share data)	As of March 26, 2016	As of June 27, 2015
ASSETS
Current assets:
Cash	$10.7	$9.2
Accounts receivable, less allowances of $20.6 and $16.0	979.1	964.6
Inventories, net	899.1	882.6
Prepaid expenses and other current assets	39.1	26.4
Deferred income tax asset, net	17.1	17.5

Total current assets	1,945.1	1,900.3
Goodwill	676.2	664.0
Other intangible assets, net	167.4	186.9
Property, plant and equipment, net	604.3	594.7
Restricted cash	20.2	20.2
Other assets	26.9	24.8

Total assets	$3,440.1	$3,390.9

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Outstanding checks in excess of deposits	$103.7	$126.3
Trade accounts payable	931.0	895.9
Accrued expenses	216.9	234.1
Long-term debt—current installments	9.4	9.4
Capital and finance lease obligations—current installments	2.4	3.5
Derivative liabilities	6.6	7.8

Total current liabilities	1,270.0	1,277.0
Long-term debt	1,170.2	1,395.8
Deferred income tax liability, net	98.8	100.3
Long-term derivative liabilities	2.0	1.3
Capital and finance lease obligations, excluding current installments	32.1	33.8
Other long-term liabilities	97.2	89.7

Total liabilities	2,670.3	2,897.9

Commitments and contingencies (Note 9)
Shareholders’ equity:
Common Stock
Class A: $0.01 par value per share, none authorized, issued, or outstanding as of March 26, 2016; 250,000,000 shares authorized; 86,860,562 shares issued and outstanding as of June 27, 2015	—	0.9
Class B: $0.01 par value per share, none authorized, issued, or outstanding as of March 26, 2016; 25,000,000 shares authorized; 18,388 shares issued and outstanding as of June 27, 2015	—	—
Common Stock: $0.01 par value per share, 1,000,000,000 shares authorized, 99,731,319 shares issued and outstanding as of March 26, 2016; none authorized, issued and outstanding as of June 27, 2015	1.0	—
Additional paid-in capital	831.2	594.1
Accumulated other comprehensive loss, net of tax benefit of $2.6 and $2.9	(4.0)	(4.5)
Accumulated deficit	(58.4)	(97.5)

Total shareholders’ equity	769.8	493.0

Total liabilities and shareholders’ equity	$3,440.1	$3,390.9

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

($ in millions, except share and per share data)	Three months ended March 26, 2016	Three months ended March 28, 2015	Nine months ended March 26, 2016	Nine months ended March 28, 2015
Net sales	$3,909.1	$3,795.5	$11,731.9	$11,285.6
Cost of goods sold	3,428.3	3,343.9	10,283.2	9,927.3

Gross profit	480.8	451.6	1,448.7	1,358.3
Operating expenses	443.2	424.5	1,313.3	1,251.4

Operating profit	37.6	27.1	135.4	106.9

Other expense, net:
Interest expense, net	21.6	21.6	65.9	64.6
Other, net	0.5	0.3	3.7	3.2

Other expense, net	22.1	21.9	69.6	67.8

Income before taxes	15.5	5.2	65.8	39.1
Income tax expense	6.1	2.3	26.7	16.8

Net income	$9.4	$2.9	$39.1	$22.3

Weighted-average common shares outstanding:
Basic	99,698,267	86,874,101	95,230,548	86,874,101
Diluted	101,360,286	87,706,396	96,750,311	87,664,715
Earnings per common share:
Basic	$0.09	$0.03	$0.41	$0.26
Diluted	$0.09	$0.03	$0.40	$0.25

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

($ in millions)	Three months ended March 26, 2016	Three months ended March 28, 2015	Nine months ended March 26, 2016	Nine months ended March 28, 2015
Net income	$9.4	$2.9	$39.1	$22.3
Other comprehensive (loss) income, net of tax:
Interest rate swaps:
Change in fair value, net of tax	(1.4)	(2.9)	(2.9)	(3.5)
Reclassification adjustment, net of tax	1.1	1.2	3.4	3.6

Other comprehensive (loss) income	(0.3)	(1.7)	0.5	0.1

Total comprehensive income	$9.1	$1.2	$39.6	$22.4

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock						Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
($ in millions, except share data)	Class A		Class B		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of June 28, 2014	86,860,562	$0.9	13,538	$—	—	$—	$592.9	$(5.7)	$(154.0)	$434.1
Net income	—	—	—	—	—	—	—	—	22.3	22.3
Interest rate swaps	—	—	—	—	—	—	—	0.1	—	0.1
Stock compensation expense	—	—	—	—	—	—	0.9	—	—	0.9

Balance as of March 28, 2015	86,860,562	$0.9	13,538	$—	—	$—	$593.8	$(5.6)	$(131.7)	$457.4

Balance as of June 27, 2015	86,860,562	$0.9	18,388	$—	—	$—	$594.1	$(4.5)	$(97.5)	$493.0
Issuance of common stock under 2007 Option Plan	—	—	9,700	—	—	—	0.1	—	—	0.1
Repurchase of incremental shares of common stock	(31)	—	(2)	—	—	—	—	—	—	—
Reclassification of Class A and Class B common stock into a single class	(86,860,531)	(0.9)	(28,086)	—	86,888,617	0.9	—	—	—	—
Issuance of common stock in initial public offering, net of underwriter commissions and offering costs	—	—	—	—	12,777,325	0.1	223.5	—	—	223.6
Common stock issued for cashless options under 2007 Option Plan	—	—	—	—	65,377	—	(0.8)	—	—	(0.8)
Tax benefit from exercise of stock options	—	—	—	—	—	—	0.7	—	—	0.7
Net income	—	—	—	—	—	—	—	—	39.1	39.1
Interest rate swaps	—	—	—	—	—	—	—	0.5	—	0.5
Stock compensation expense	—	—	—	—	—	—	13.6	—	—	13.6

Balance as of March 26, 2016	—	$—	—	$—	99,731,319	$1.0	$831.2	$(4.0)	$(58.4)	$769.8

See accompanying notes, which are an integral part of these unaudited consolidated financial statements

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

($ in millions)	Nine months ended March 26, 2016	Nine months ended March 28, 2015
Cash flows from operating activities:
Net income	$39.1	$22.3
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	58.3	57.1
Amortization of intangible assets	27.9	34.6
Amortization of deferred financing costs and other	17.8	7.7
Provision for losses on accounts receivables	8.0	6.3
Stock compensation expense	13.6	0.9
Deferred income tax benefit	(1.4)	(2.6)
Change in fair value of derivative assets and liabilities	0.5	2.9
Gain on assets held for sale	—	(0.9)
Other	1.2	(0.4)
Changes in operating assets and liabilities, net:
Accounts receivable	(12.1)	(125.1)
Inventories	(8.3)	(32.3)
Prepaid expenses and other assets	(17.4)	(15.9)
Trade accounts payable	29.7	51.8
Outstanding checks in excess of deposits	(25.0)	25.9
Accrued expenses and other liabilities	(14.3)	(3.9)

Net cash provided by operating activities	117.6	28.4

Cash flows from investing activities:
Purchases of property, plant and equipment	(68.0)	(63.7)
Net cash paid for acquisition	(40.2)	(0.4)
Increase in restricted cash	—	(5.1)
Proceeds from sale of property, plant and equipment	0.7	1.0
Proceeds from sale of assets held for sale	—	1.9

Net cash used in investing activities	(107.5)	(66.3)

Cash flows from financing activities:
Net borrowings under ABL Facility	201.2	45.7
Payments on Term Facility	(428.6)	(5.6)
Proceeds from sale-leaseback transaction	—	3.5
Payment on financed property, plant and equipment	—	(1.6)
Net proceeds from initial public offering	226.4	—
Proceeds from exercised stock options	0.1	—
Tax benefit from exercise of equity awards	0.7	—
Cash paid for debt modification	(5.6)	—
Cash paid for acquisitions	—	(0.2)
Payments under capital and finance lease obligations	(2.8)	(2.4)

Net cash (used in) provided by financing activities	(8.6)	39.4

Net increase in cash	1.5	1.5
Cash, beginning of period	9.2	5.3

Cash, end of period	$10.7	$6.8

Supplemental disclosures of non-cash transactions are as follows:

(In millions)	Nine months ended March 26, 2016	Nine months ended March 28, 2015
Debt assumed through new capital lease obligations	$0.1	$0.1
Purchases of property, plant and equipment, financed	1.0	—

Supplemental disclosures of cash flow information:

(In millions)	Nine months ended March 26, 2016	Nine months ended March 28, 2015
Cash paid during the year for:
Interest	$54.0	$60.0
Income taxes, net of refunds	39.1	26.0

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

Reverse Stock Split

On August 28, 2015, the Company effected a 0.485 for one reverse stock split of its Class A and Class B common stock and a reclassification of its Class A common stock and its Class B common stock into a single class. The Company retained the par value of $0.01 per share for all shares of common stock. All references to numbers of common shares and per-share data in the accompanying financial statements have been adjusted to reflect the reverse stock split on a retroactive basis. Shareholders’ equity reflects the reverse stock split by reclassifying from Common stock to Additional paid-in capital an amount equal to the par value of the reduction in shares arising from the reverse stock split.

Initial Public Offering

On October 6, 2015, the Company completed a registered initial public offering (“IPO”) of 16,675,000 shares of common stock for a cash offering price of $19.00 per share ($17.955 per share net of underwriting discounts), including the exercise in full by underwriters of their option to purchase additional shares. The Company sold an aggregate of 12,777,325 shares of such common stock and certain selling stockholders sold 3,897,675 shares (including the shares sold pursuant to the underwriters’ option to purchase additional shares). The Company’s common stock is listed on the New York Stock Exchange under the ticker symbol “PFGC.”

The aggregate offering price of the amount of newly issued common stock sold was $242.8 million. In connection with the offering, the Company paid the underwriters a discount of $1.045 per share, for a total underwriting discount of $13.4 million. In addition, the Company incurred direct offering expenses consisting of legal, accounting, and printing costs of $5.8 million in connection with the IPO, of which $3.0 million was paid during the nine months ended March 26, 2016.

The Company used the net offering proceeds to it, after deducting the underwriting discount and its direct offering expenses, to repay $223.0 million aggregate principal amount of indebtedness under the Term Facility (see Note 5, Debt). The Company used the remainder of the net proceeds for general corporate purposes.

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

3.	Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606). This Update is a comprehensive new revenue recognition model that requires a company to recognize revenue that represents the transfer of promised goods or services to a customer in an amount that reflects the consideration it expects to receive in exchange for those goods or services. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The amendments to Topic 606 in ASU 2016-08 are intended to improve the operability and understandability of the implementation guidance on principle versus agent considerations.

Companies may use either a full retrospective or modified retrospective approach for adoption of Topic 606. Topic 606, as amended by ASU 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date, is effective for public entities for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company is in the process of evaluating the impact the new standard will have on its future financial statements, but does not believe the impact will be material. The Company plans to implement the new standard using the modified retrospective approach.

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

In August 2015, the FASB issued ASU 2015-15, Interest — Imputation of Interest. This Update clarifies the guidance set forth in FASB ASU 2015-03, which required that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the debt liability rather than as an asset. This Update clarifies that debt issuance costs related to line-of-credit arrangements could continue to be presented as an asset and be subsequently amortized over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the arrangement. For public entities, this Update is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company plans to early adopt this Update during the fourth quarter of fiscal 2016 and does not believe this Update will have an impact on its financial statements at the date of adoption.

In September 2015, the FASB issued ASU 2015-16, Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments. This Update requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, including the cumulative effect of the change in provisional amount as if the accounting had been completed at the acquisition date. This Update requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. For public entities, this Update is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. This Update is to be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not yet been made available for issuance. The Company does not believe this Update will have a material impact on its future financial statements at the date of adoption.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The ASU is a comprehensive new lease accounting model that requires companies to recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. For public entities, the ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. Companies are required to recognize and measure leases at the beginning of the earliest period presented in its financial statements using a modified retrospective approach. The Company is in the process of evaluating the impact of this ASU on its future financial statements and believes that it will have a material impact on its future financial statements.

In March 2016, the FASB issued ASU 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships. The amendments in this Update clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815 does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. The amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. An entity has an option to apply the amendments in this Update on either a prospective basis or a modified retrospective basis. The Company does not believe this Update will have a material impact on its future financial statements at the date of adoption.

In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (Topic 815):Contingent Put and Call Options in Debt Instruments. The amendments in this Update clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment under the amendments in this Update is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence. The amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity should apply the amendments in this Update on a modified retrospective basis to existing debt instruments as of the beginning of the fiscal year for which the amendments are effective. The Company does not believe this Update will have a material impact on its future financial statements at the date of adoption.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The Update includes provisions intended to simplify several aspects of how share-based payments are accounted for and presented in the financial statements. Such provisions include recognizing income tax effects of awards in the income statement when the awards vest or are settled, allowing an employer to withhold shares in an amount up to the employee’s maximum individual tax rate without resulting in liability classification of the award, allowing entities to make a policy election to account for forfeitures as they occur, and changes to the classification of tax-related cash flows resulting from share-based payments and cash payments made to taxing authorities on the employee’s behalf on the statement of cash flows. The amendments to this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company is in the process of evaluating the impact this Update will have on its future financial statements.

4.	Business Combinations

During the first nine months of fiscal 2016, the Company paid cash of $40.2 million for two acquisitions which increased goodwill by $12.2 million. During the first nine months of fiscal 2015, the Company paid cash of $0.4 million for an acquisition. These acquisitions did not have a material effect on the Company’s consolidated financial statements.

5.	Debt

The Company is a holding company and conducts its operations through its subsidiaries, which have incurred or guaranteed indebtedness as described below.

Debt consisted of the following:

(In millions)	As of March 26, 2016	As of June 27, 2015
ABL	$866.9	$665.7
Term Facility	307.3	734.4
Promissory Note	5.4	5.1

Long-term debt	1,179.6	1,405.2
Capital and finance lease obligations	34.5	37.3

Total debt	1,214.1	1,442.5
Less: current installments	(11.8)	(12.9)

Total debt, excluding current installments	$1,202.3	$1,429.6

ABL Facility

PFGC, Inc. (“PFGC”), a wholly-owned subsidiary of the Company, is a party to the Second Amended and Restated Credit Agreement (the “ABL Facility”) dated February 1, 2016. The ABL Facility is secured by the majority of the tangible assets of PFGC and its subsidiaries. Performance Food Group, Inc., a wholly-owned subsidiary of PFGC, is the lead borrower under the ABL Facility, which is jointly and severally guaranteed by PFGC and all material domestic direct and indirect wholly-owned subsidiaries of PFGC (other than captive insurance subsidiaries and other excluded subsidiaries). Availability for loans and letters of credit under the ABL Facility is governed by a borrowing base, determined by the application of specified advance rates against eligible assets, including trade accounts receivable, inventory, owned real properties, and owned transportation equipment. The borrowing base is reduced quarterly by a cumulative fraction of the real properties and transportation equipment values. Advances on accounts receivable and inventory are subject to change based on periodic commercial finance examinations and appraisals, and the real property and transportation equipment values included in the borrowing base are subject to change based on periodic appraisals. Audits and appraisals are conducted at the direction of the administrative agent for the benefit and on behalf of all lenders.

On February 1, 2016, Performance Food Group, Inc. amended and restated the ABL Facility to increase the borrowing capacity from $1.4 billion to $1.6 billion, lower interest rates for LIBOR based loans, extend the maturity from May 2017 to February 2021, and modify triggers and provisions related to certain reporting, financial, and negative covenants. The total size of the facility immediately increased the effective borrowing capacity under the ABL Facility since borrowing base assets exceeded the facility size prior to the amendment. The Company estimates that approximately $6.6 million of fees and expenses have been incurred for the amendment, which were included as deferred financing costs and will be amortized over the remaining term of the ABL Facility. Of this amount $5.6 million was paid during the nine months ended March 26, 2016. In connection with the closing of this amendment, Performance Food Group, Inc. borrowed $200.0 million under the ABL Facility and used the proceeds to repay $200.0 million aggregate principal amount of loans under the Term Facility.

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

The following table summarizes outstanding borrowings, availability, and the average interest rate under the ABL Facility:

(Dollars in millions)	As of March 26, 2016	As of June 27, 2015
Aggregate borrowings	$866.9	$665.7
Letters of credit	97.7	102.5
Excess availability, net of lenders’ reserves of $19.0 and $19.7	615.1	631.8
Average interest rate	2.06%	1.94%

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

The Term Facility matures in November 2019 and bears interest, at Performance Food Group, Inc.’s option, at a rate equal to a margin over either (a) a Base Rate determined by reference to the higher of (1) the rate of interest published by Credit Suisse (AG), Cayman Islands Branch, as its “prime lending rate,” (2) the federal funds rate plus 0.50%, and (3) one-month LIBOR rate plus 1.00% or (b) a LIBOR rate determined by reference to the service selected by Credit Suisse (AG), Cayman Islands Branch that has been nominated by the British Bankers’ Association (or any successor thereto). The applicable margin for loans under the Term Facility may be reduced subject to attaining a Total Net Leverage ratio below 4.25x. The applicable margin for borrowings was 5.0% for loans based on a LIBOR rate and 4.0% for loans based on the Base Rate, as of March 26, 2016, reflecting the 25 basis point reduction for Total Net Leverage below 4.25x. The LIBOR rate for term loans is subject to a 1.00% floor and the Base Rate for term loans is subject to a floor of 2.00%. Interest is payable quarterly in arrears in the case of Base Rate loans, and at the end of the applicable interest period (but no less frequently than quarterly) in the case of the LIBOR loans. Performance Food Group, Inc. can incur additional loans under the Term Facility with the aggregate amount of the incremental loans not exceeding the sum of (i) $140.0 million plus (ii) additional amounts so long as the Consolidated Secured Net Leverage Ratio (as defined in the credit agreement governing the Term Facility) does not exceed 5.90:1.00 and so long as the proceeds are not used to finance restricted payments that include any dividend or distribution payments.

PFGC is required to repay an aggregate principal amount equal to 0.25% of the aggregate principal amount of $750 million on the last business day of each calendar quarter, beginning September 30, 2013, which amounted to $5.6 million in both the nine months ended March 26, 2016 and March 28, 2015. The Term Facility is prepayable at par. On October 6, 2015, the Company completed its IPO and used the net proceeds therefrom to repay $223.0 million aggregate principal amount of indebtedness under the Term Facility. On February 1, 2016, Performance Food Group, Inc. amended and restated the ABL Facility as described above. In connection with the closing of this amendment, Performance Food Group, Inc. borrowed $200.0 million under the ABL Facility and used the proceeds to repay $200.0 million aggregate principal amount of loans under the Term Facility, bringing the total payment amount to $428.6 million during the nine months ended March 26, 2016.

As of March 26, 2016, aggregate borrowings outstanding were $308.3 million with unamortized original issue discount of $1.0 million. Original issue discount is being amortized as additional interest expense. Deferred financing costs on the Term Facility, which is included in Other intangible assets, net, is also being amortized as additional interest expense. The nine months ended March 26, 2016 includes $5.5 million of accelerated amortization of original issue discount and deferred financing costs because of the repayment of $223.0 million aggregate principal amount of indebtedness mentioned above. Additionally, the Company recognized a $5.8 million loss on extinguishment within interest expense during the third quarter of fiscal 2016, related to the write-off of unamortized original issue discount and deferred financing costs on the Term Facility, because of the repayment of $200.0 million aggregate principal amount of indebtedness mentioned above.

Interest expense related to the amortization of deferred financing costs and original issue discount for the Term Facility was as follows:

(In millions)	Three months ended March 26, 2016	Three months ended March 28, 2015	Nine months ended March 26, 2016	Nine months ended March 28, 2015
Deferred financing costs amortization	$5.7	$1.1	$12.5	$3.4
Original issue discount amortization	0.8	0.1	1.7	0.4

Total amortization included in interest expense	$6.5	$1.2	$14.2	$3.8

The ABL Facility and the Term Facility contain customary restrictive covenants under which all of the net assets of PFGC and its subsidiaries were restricted from distribution to Performance Food Group Company, except for approximately $153.2 million of restricted payment capacity available under such debt agreements, as of March 26, 2016.

Unsecured Subordinated Promissory Note

In connection with an acquisition, Performance Food Group, Inc. issued a $6.0 million interest only, unsecured subordinated promissory note on December 21, 2012, bearing an interest rate of 3.5%. Interest is payable quarterly in arrears. The $6.0 million principal is due in a lump sum in December 2017. All amounts outstanding under this promissory note become immediately due and payable upon the occurrence of a change in control of the Company or PFGC, which includes the sale, lease, or transfer of all or substantially all of the assets of PFGC. This promissory note was initially recorded at its fair value of $4.2 million. The difference between the principal and the initial fair value of the promissory note is being amortized as additional interest expense on a straight-line basis over the life of the promissory note, which approximates the effective yield method. For the third quarter of fiscal 2016 and 2015, interest expense included $0.1 million related to this amortization. For the nine months ended March 26, 2016 and March 28, 2015, interest expense included $0.3 million related to this amortization. As of March 26, 2016, the carrying value of the promissory note was $5.4 million.

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

Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. Since the Company has a substantial portion of its debt in variable-rate instruments, it accomplishes this objective with interest rate swaps. These swaps are designated as cash flow hedges and involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. All of the Company’s interest rate swaps were initially designated as cash flow hedges. During the third quarter of fiscal 2016, the Company changed its selected interest rate for the Term Facility from the LIBOR option to the Base Rate option. The forecasted transactions in the Company’s interest rate swap hedging relationships for the Term Facility were designated as the future interest payments at the LIBOR option rate. Given the change in the selected rate for the Term Facility, the Company determined that the forecasted LIBOR interest payments were no longer probable of occurring and dedesignated two of its interest rate swaps.

As of March 26, 2016, Performance Food Group, Inc. had five interest rate swaps with a combined $750 million notional amount. The following table summarizes the outstanding Swap Agreements as of March 26, 2016 (in millions):

Effective Date	Maturity Date	Notional Amount	Fixed Rate Swapped
Designated as hedging instruments
June 30, 2014	June 30, 2017	200.0	1.52%
June 30, 2014	June 30, 2017	100.0	1.52%
August 9, 2013	August 9, 2018	200.0	1.51%
Not designated as hedging instruments
June 30, 2014	June 30, 2016	150.0	1.47%
June 30, 2014	June 30, 2016	100.0	1.47%

The tables below present the effect of the interest rate swaps designated in hedging relationships on the consolidated statement of operations for the three and nine-month periods ended March 26, 2016 and March 28, 2015:

(in millions)	Three months ended March 26, 2016	Three months ended March 28, 2015	Nine months ended March 26, 2016	Nine months ended March 28, 2015
Amount of (gain) loss recognized in OCI, pre-tax	$2.3	$4.7	$4.8	$5.7
Tax expense (benefit)	(0.9)	(1.8)	(1.9)	(2.2)

Amount of (gain) loss recognized in OCI, after-tax	$1.4	$2.9	$2.9	$3.5

Amount of (loss) gain reclassified from OCI into income, pre-tax	$(1.7)	$(2.0)	$(5.6)	$(6.0)
Tax (expense) benefit	0.6	0.8	2.2	2.4

Amount of (loss) gain reclassified from OCI into income, after-tax	$(1.1)	$(1.2)	$(3.4)	$(3.6)

The location of loss reclassified from other comprehensive income into income, as interest payments are made on the Company’s variable-rate debt, is interest expense. The Company recorded no ineffectiveness on interest rate swaps during the three and nine months ended March 26, 2016 and March 28, 2015. During the twelve months ending March 31, 2017, the Company estimates that an additional $4.4 million will be reclassified to earnings as an increase to interest expense.

Hedges of Forecasted Diesel Fuel Purchases

From time to time, Performance Food Group, Inc. enters into costless collar arrangements to hedge its exposure to variability in cash flows expected to be paid for its forecasted purchases of diesel fuel. As of March 26, 2016, Performance Food Group, Inc. was a party to seven such arrangements, with an aggregate 12.0 million gallon original notional amount, of which an aggregate 9.8 million gallon notional amount was remaining. The remaining 9.8 million gallon forecasted purchases of diesel fuel are expected to be made between April 1, 2016 and December 31, 2017.

The fuel collar instruments do not qualify for hedge accounting. Accordingly, the derivative instruments are recorded as an asset or liability on the balance sheet at fair value and any changes in fair value are recorded in the period of change as unrealized gains or losses on fuel hedging instruments and included in Other, net in the accompanying consolidated statement of operations. The Company recorded $0.9 million in unrealized gains and $1.5 million in expense for cash settlements related to these fuel collars for the three-month period ended March 26, 2016, compared to $0.1 million in unrealized gains and $0.5 million in expense for cash settlements related to these fuel collars for the three-month period ended March 28, 2015. The Company recorded $0.5 million in unrealized losses and $3.4 million in expense for cash settlements related to these fuel collars for the nine-month period ending March 26, 2016, compared to $2.9 million in unrealized losses and $0.5 million in expense for cash settlements related to these fuel collars for the nine-month period ending March 28, 2015.

The Company does not currently have a payable or receivable related to cash collateral for its derivatives, and therefore it has not established an accounting policy for offsetting the fair value of its derivatives against such balances. The table below presents the fair value of the derivative financial instruments as well as their classification on the balance sheet as of March 26, 2016 and June 27, 2015:

(in millions)	Balance Sheet Location	Fair Value as of March 26, 2016	Fair Value as of June 27, 2015
Assets
Derivatives designated as hedges:
Interest rate swaps	Other assets	$—	$0.2

Total assets		—	0.2
Liabilities
Derivatives designated as hedges:
Interest rate swaps	Current derivative liabilities	$4.1	$6.1
Interest rate swaps	Long-term derivative liabilities	2.0	1.3
Derivatives not designated as hedges:
Interest rate swaps	Current derivative liabilities	$0.3	$—
Diesel fuel collars	Current derivative liabilities	2.2	1.7

Total liabilities		$8.6	$9.1

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

The Company has elected to present the derivative assets and derivative liabilities on the balance sheet on a gross basis for periods ended March 26, 2016 and June 27, 2015. The tables below present the derivative assets and liability balance, before and after the effects of offsetting, as of March 26, 2016 and June 27, 2015:

	March 26, 2016			June 27, 2015
(In millions)	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amounts	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amounts
Total asset derivatives:	$—	$—	$—	$0.2	$0.2	$—
Total liability derivatives:	8.6	—	8.6	9.1	0.2	8.9

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

There have been no transfers between levels in the hierarchy from June 27, 2015 to March 26, 2016.

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that provide that if the Company either defaults or is capable of being declared in default on any of its indebtedness, the Company can also be declared in default on its derivative obligations.

As of March 26, 2016, and June 27, 2015, the aggregate fair value amount of derivative instruments that contain contingent features was $8.6 million and $8.9 million, respectively. As of March 26, 2016, the Company has not been required to post any collateral related to these agreements. If the Company breached any of these provisions, it would be required to settle its obligations under the agreements at their termination value of $8.6 million.

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

The carrying values of cash, accounts receivable, outstanding checks in excess of deposits, trade accounts payable, and accrued expenses approximate their fair values because of the relatively short maturities of those instruments. The derivative liabilities are recorded at fair value on the balance sheet. The fair value of long-term debt, which has a carrying value of $1,179.6 million and $1,405.2 million, is $1,181.1 million and $1,406.0 million at March 26, 2016 and June 27, 2015, respectively, and is determined by reviewing current market pricing related to comparable debt issued at the time of the balance sheet date, and is considered a Level 2 measurement.

The Company is required by its insurers to collateralize a part of the deductibles for its workers’ compensation and liability claims. The Company has chosen to satisfy these collateral requirements by depositing funds in insurance trusts or by issuing letters of credit. All amounts in restricted cash at March 26, 2016 and June 27, 2015 represent funds deposited in insurance trusts, and $10.2 million and $10.2 million, respectively, represent Level 1 fair value measurements.

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

The Company’s effective tax rate was 40.6% for the nine months ending March 26, 2016 and 43.1% for the nine months ending March 28, 2015. The effective tax rate for the quarters ending March 26, 2016 and March 28, 2015 was 39.4% and 45.7%, respectively. The effective tax rate varied from the 35% statutory rate primarily because of state taxes, federal credits, and non-deductible expenses.

As of March 26, 2016 and June 27, 2015, the Company had net deferred tax assets of $36.2 million and $36.8 million, respectively, and deferred tax liabilities of $117.9 million and $119.6 million, respectively. The Company believes that it is more likely than not that the remaining deferred tax assets will be realized.

The Company records a liability for Uncertain Tax Positions in accordance with FASB ASC 740-10-25, Income Taxes – General—Recognition. As of March 26, 2016 and June 27, 2015, the Company had approximately $0.8 million and $0.9 million of unrecognized tax benefits, respectively. It is reasonably possible that a decrease of approximately $0.3 million in the balance of unrecognized tax benefits may occur within the next twelve months because of statute of limitations expirations, that, if recognized, would affect the effective tax rate.

It is the Company’s practice to recognize interest and penalties related to uncertain tax positions in income tax expense. Less than $0.1 million (less than $0.1 million net of federal tax benefit) was accrued for interest related to uncertain tax positions as of March 26, 2016 and March 28, 2015. Net interest expense of less than $0.1 million (less than $0.1 million net of federal tax benefit) was recognized in tax expense for both the quarters and nine months ended March 26, 2016 and March 28, 2015.

9.	Commitments and Contingencies

Purchase Obligations

The Company had outstanding contracts and purchase orders for capital projects totaling $10.7 million at March 26, 2016. Amounts due under these contracts were not included on the Company’s consolidated balance sheet as of March 26, 2016.

Withdrawn Multiemployer Pension Plans

Until May 2013, Performance Food Group, Inc. participated in the Central States Southeast and Southwest Areas Pension Fund (“Central States Pension Fund”), a multiemployer pension plan administered by the Teamsters Union, pursuant to which Performance Food Group, Inc. was required to make contributions on behalf of certain union employees. The Central States Pension Fund is underfunded and is in critical status as determined by the Pension Benefit Guaranty Corporation. In connection with the recent renegotiation of the collective bargaining agreement that had previously required the Company’s participation in the Central States Pension Fund, the Company negotiated the termination of its participation in the Central States Pension Fund and the Company has withdrawn. The withdrawal liability was increased by $2.8 million during the second quarter of fiscal 2015 to the Company’s total estimated withdrawal liability of $6.9 million. The Company has made total payments for voluntary withdrawal of this plan in the amount of $1.0 million. As of March 26, 2016, the estimated outstanding withdrawal liability totaled $5.9 million.

Guarantees

Subsidiaries of the Company have entered into numerous operating leases, including leases of buildings, equipment, tractors, and trailers. Certain of the leases for tractors, trailers, and other vehicles and equipment provide for residual value guarantees to the lessors. Circumstances that would require the subsidiary to perform under the guarantees include either (1) default on the leases with the leased assets being sold for less than the specified residual values in the lease agreements, or (2) decisions not to purchase the assets at the end of the lease terms combined with the sale of the assets, with sales proceeds less than the residual value of the leased assets specified in the lease agreements. Residual value guarantees under these operating lease agreements typically range between 5% and 25% of the value of the leased assets at inception of the lease. These leases have original terms ranging from 5 to 7 years and expiration dates ranging from 2016 to 2023. As of March 26, 2016, the undiscounted maximum amount of potential future payments for lease guarantees totaled $22.3 million, which would be mitigated by the fair value of the leased assets at lease expiration. The assessment as to whether it is probable that subsidiaries of the Company will be required to make payments under the terms of the guarantees is based upon their actual and expected loss experience. Consistent with the requirements of FASB ASC 460-10-50, Guarantees-Overall-Disclosure, the Company has recorded $0.2 million of the potential future guarantee payments on its consolidated balance sheet as of March 26, 2016.

The Company participates in a purchasing alliance that was formed to obtain better pricing, to expand product options, to reduce internal costs, and to achieve greater inventory turnover. The Company has entered into several agreements to guarantee a portion of the trade payables for such purchasing alliance to their various suppliers as an inducement for these suppliers to extend additional trade credit to the purchasing alliance. In the event of default by the purchasing alliance of their respective trade payables obligations, these suppliers may proceed directly against the Company to collect their trade payables. The terms of these guarantees have expiration dates throughout 2016. As of March 26, 2016, the undiscounted maximum amount of potential payments covered by these guarantees totaled $24.6 million. The Company believes that the likelihood of payment under these guarantees is remote and that any fair value attributable to these guarantees is immaterial; therefore, no liability has been recorded for these obligations in the Company’s consolidated balance sheets.

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

10.	Related Party Transactions

Transaction and Advisory Fee Agreement

The Company is a party to an advisory fee agreement pursuant to which affiliates of The Blackstone Group and Wellspring Capital Management provide certain strategic and structuring advice and certain monitoring, advising, and consulting services to the Company. The advisory fee agreement provides for the payment by the Company of certain fees and the reimbursement of out of pocket expenses. The annual advisory fee is the greater of $2.5 million or 1.5% of the Company’s consolidated EBITDA (as defined in the advisory fee agreement) for the immediately preceding fiscal year. The payments under this agreement totaled less than $0.1 million and $0.2 million for the three-month periods ended March 26, 2016 and March 28, 2015, respectively, and $5.0 million and $4.6 million, for the nine-month periods ended March 26, 2016 and March 28, 2015, respectively.

Under its terms, this agreement will terminate no later than the second anniversary of the closing date of the IPO, which was October 6, 2015.

Other

The Company leases a distribution facility from an entity owned by an officer of a subsidiary of the Company. The lease generally provides that the Company will bear the cost of property taxes. Total rent and taxes paid to the officer’s company totaled $0.2 million and $0.1 million, respectively, for the three-month periods ended March 26, 2016 and March 28, 2015. Total rent and taxes paid to the officer’s company totaled $0.4 million and $0.3 million, respectively, for the nine-month periods ended March 26, 2016 and March 28, 2015.

The Company does business with certain other affiliates of The Blackstone Group. In the three-month and nine-month periods ended March 26, 2016, the Company recorded sales of $6.8 million and $26.0 million, respectively, to certain of these affiliate companies. In the three-month and nine-month periods ended March 26, 2016, the Company recorded no purchases from affiliate companies. In the three-month and nine-month periods ended March 28, 2015, the Company recorded sales of $8.3 million and $27.5 million, respectively, to certain of these affiliate companies. In the three-month and nine-month periods ended March 28, 2015, the Company recorded purchases of $0.7 million and $2.0 million, respectively, from certain of these affiliate companies. The Company does not conduct a material amount of business with affiliates of Wellspring Capital Management.

As of March 26, 2016, an affiliate of The Blackstone Group held $16.8 million of the outstanding $308.3 million Term Facility. The Company paid approximately $0.3 million and $0.8 million, respectively, in interest related to the three-month and nine-month periods ended March 26, 2016 to this affiliate pursuant to the terms of the Term Facility. The Company paid approximately $0.3 million and $1.2 million, respectively, in interest related to the three-month and nine-month periods ended March 28, 2015 to this affiliate pursuant to the terms of the Term Facility. See Note 5, Debt, for a discussion of the Term Facility.

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

For the three-month and nine-month periods ended March 28, 2015, the Company’s calculation of weighted-average number of common shares includes Class A and Class B common stock. All shares of Class A and Class B common stock entitle the holders thereof to the same rights, preferences, and privileges in respect to dividends.

For the three-month and nine-month periods ended March 26, 2016 and March 28, 2015, a reconciliation of the numerators and denominators for the basic and diluted EPS computations is as follows:

($ in millions, except share and per share amounts)	Three months ended March 26, 2016	Three months ended March 28, 2015	Nine months ended March 26, 2016	Nine months ended March 28, 2015
Numerator:
Net income	$9.4	$2.9	$39.1	$22.3

Denominator:
Weighted-average common shares outstanding	99,698,267	86,874,101	95,230,548	86,874,101
Dilutive effect of share-based awards	1,662,019	832,295	1,519,763	790,614

Weighted-average dilutive shares outstanding	101,360,286	87,706,396	96,750,311	87,664,715

Basic earnings per share	$0.09	$0.03	$0.41	$0.26

Diluted earnings per share	$0.09	$0.03	$0.40	$0.25

12.	Stock Compensation

Performance Food Group Company provides compensation benefits to employees and non-employee directors not employed by our Sponsors under several share based payment arrangements.

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

The 2007 Option Plan had repurchase rights that generally allowed the Company to repurchase shares, at the current fair value following a participant’s retirement or a participant’s termination of employment by the Company other than for “cause” and at the lower of the original exercise price or current fair value following any termination of employment by the Company for “cause,” resignation of the participant, or in the event a participant resigns because of retirement and subsequently breaches the non-competition or non-solicitation covenant within one year of such participant’s termination. Because of the existence of the repurchase rights, the weighted average service period had exceeded the contractual term of the options. However, the repurchase option feature of this plan terminated upon the date of our IPO. Therefore, the Company’s management determined that the requisite service period should be reduced from 10.7 years to the 5 year service vesting period. As a result, compensation costs of $3.8 million were recorded in the nine-month period of fiscal 2016 related to this change for Tranche I awards.

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

In addition, as part of the amendments to the 2007 Option Plan, the Company further evaluated its outstanding options, and in light of the concern that the Tranche II and III options had performance targets that may not be met before the expiration of such options, individuals holding these unvested time and performance-vesting options were allowed the right to exercise such options into restricted shares of the Company’s common stock and to receive a new grant of time and performance-vesting options. On September 30, 2015, 3.73 million options were exchanged for 2.27 million restricted shares and 1.46 million new options. In the second quarter of fiscal 2016, the Company separately granted approximately 134,000 new option awards under the 2007 Option Plan.

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

In total, compensation cost that has been charged against income for the Company’s 2007 Option Plan was $3.8 million for the three-month period ended March 26, 2016 and $11.0 million for the nine-month period ended March 26, 2016, and it is included within operating expenses in the consolidated statement of operations. The total compensation cost that has been charged against income for the Company’s 2007 Option Plan was $0.4 million for the three-month period ended March 28, 2015 and $0.9 million for the nine-month period ended March 28, 2015, and it is included within operating expenses in the consolidated statement of operations. The total unrecognized compensation cost the Company has concluded that is probable under the 2007 Option Plan is $20.8 million as of March 26, 2016.

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

There are 4,850,000 shares of common stock reserved for issuance under the 2015 Incentive Plan, including non-qualified stock options and incentive stock options, stock appreciation rights, restricted shares, and other equity based or cash-based awards. In connection with the IPO, the Company granted approximately 144,000 time-vesting options, 525,000 shares of time-vesting restricted stock, and 144,000 shares of performance-vesting restricted stock to employees. In addition, the Company granted approximately 20,000 restricted stock units to certain directors. There are also approximately 268,000 restricted stock units outstanding under the 2015 Plan granted to another executive. The compensation cost that has been charged against income for the Company’s 2015 Incentive Plan was $1.0 million and $2.6 million, respectively, for the three-month and nine-month periods ended March 26, 2016, and it is included within operating expenses in the consolidated statement of operations. Total unrecognized compensation cost for all awards under the 2015 Incentive Plan is $14.7 million as of March 26, 2016.

13.	Other, net

Other, net on the consolidated statement of operations primarily includes the change in fair value gains or loss and cash settlements pertaining to our derivatives on forecasted diesel fuel purchases, along with other non-operating income or expense items. Other, net consisted of the following:

(In millions)	For the three months ended March 26, 2016	For the three months ended March 28, 2015	For the nine months ended March 26, 2016	For the nine months ended March 28, 2015
Change in fair value loss on derivatives for forecasted diesel fuel purchased	$(0.9)	$(0.1)	$0.5	$2.9
Cash settlements on derivatives for forecasted diesel fuel purchases	1.5	0.5	3.4	0.5
Other income	(0.1)	(0.1)	(0.2)	(0.2)

Other, net	$0.5	$0.3	$3.7	$3.2

14.	Segment Information

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

(In millions)	Performance Foodservice	PFG Customized	Vistar	Corporate & All Other	Eliminations	Consolidated
For the three months ended March 26, 2016
Net external sales	$2,296.7	$957.7	$650.6	$4.1	$—	$3,909.1
Inter-segment sales	2.0	0.2	0.6	49.0	(51.8)	—

Total sales	2,298.7	957.9	651.2	53.1	(51.8)	3,909.1
EBITDA	63.0	9.7	26.7	(32.9)	—	66.5
Depreciation and amortization	15.6	4.0	4.3	5.5	—	29.4
Capital expenditures	12.0	2.8	3.7	6.6	—	25.1
For the three months ended March 28, 2015
Net external sales	$2,206.1	$989.0	$596.9	$3.5	$—	$3,795.5
Inter-segment sales	1.7	0.2	0.7	43.5	(46.1)	—

Total sales	2,207.8	989.2	597.6	47.0	(46.1)	3,795.5
EBITDA	52.8	9.6	25.5	(30.4)	—	57.5
Depreciation and amortization	16.9	3.9	4.2	5.7	—	30.7
Capital expenditures	9.7	2.0	4.3	8.8	—	24.8

(In millions)	Performance Foodservice	PFG Customized	Vistar	Corporate & All Other	Eliminations	Consolidated
For the nine months ended March 26, 2016
Net external sales	$6,977.9	$2,799.7	$1,942.6	$11.7	$—	$11,731.9
Inter-segment sales	5.5	0.4	2.0	147.1	(155.0)	—

Total sales	6,983.4	2,800.1	1,944.6	158.8	(155.0)	11,731.9
EBITDA	206.9	26.2	83.7	(98.9)	—	217.9
Depreciation and amortization	46.2	11.5	12.8	15.7	—	86.2
Capital expenditures	30.9	5.5	9.1	22.5	—	68.0
For the nine months ended March 28, 2015
Net external sales	$6,704.2	$2,783.3	$1,786.3	$11.8	$—	$11,285.6
Inter-segment sales	4.7	0.6	2.0	128.0	(135.3)	—

Total sales	6,708.9	2,783.9	1,788.3	139.8	(135.3)	11,285.6
EBITDA	172.6	25.6	79.2	(82.0)	—	195.4
Depreciation and amortization	49.7	11.7	12.2	18.1	—	91.7
Capital expenditures	26.5	6.3	6.7	24.2	—	63.7

Total assets by reportable segment, excluding intercompany receivables between segments, are as follows:

(In millions)	As of March 26, 2016	As of June 27, 2015
Performance Foodservice	$1,945.2	$1,915.7
PFG Customized	649.5	649.8
Vistar	600.0	539.2
Corporate & All Other	245.4	286.2

Total assets	$3,440.1	$3,390.9

15.	Subsequent Events

Management has evaluated subsequent events through May 4, 2016, the date that the financial statements were available to be issued. Any items noted have been properly reflected or disclosed in the consolidated financial statements and accompanying notes above.

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

Our Company

We market and distribute approximately 150,000 food and food-related products to customers across the United States from 69 distribution facilities to over 150,000 customer locations in the “food-away-from-home” industry. We offer our customers a broad assortment of products including our proprietary-branded products, nationally-branded products, and products bearing our customers’ brands. Our product assortment ranges from “center-of-the-plate” items (such as beef, pork, poultry, and seafood), frozen foods, and groceries to candy, snacks, and beverages. We also sell disposables, cleaning and kitchen supplies, and related products used by our customers. In addition to the products we offer to our customers, we provide value-added services by allowing our customers to benefit from our industry knowledge, scale, and expertise in the areas of product selection and procurement, menu development, and operational strategy.

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

Recent Trends and Initiatives

Our case volume has grown in each quarter over the comparable prior fiscal year, starting in the second quarter of fiscal 2010 and continuing through the most recent quarter. We believe that we have gained industry share during the nine month period of fiscal 2016 given that we have grown our sales more rapidly than the industry growth rate forecasted by Technomic, a research and consulting firm serving the food and food related industry. Our Adjusted EBITDA grew 10.2% from the third quarter of fiscal 2015 to the third quarter of fiscal 2016, and 11.4% from the nine month period of fiscal 2015 to the nine month period of fiscal 2016, driven by case growth of 4.1% and 4.5%, respectively, and improved profit per case. Gross margin dollars rose 6.5% for the third quarter of fiscal 2016 and 6.7% for the nine month period of fiscal 2016 versus the comparable prior year period, which was faster than case growth, primarily as a result of shifting our channel mix toward higher gross margin customers and shifting our product mix toward sales of Performance Brands. Our operating expenses compared to the third quarter of fiscal 2015 and the nine month period of fiscal 2015 rose 4.4% and 4.9%, respectively, which was slower than gross margin growth, as a result of initiatives undertaken to reduce operating expenses and from lower fuel prices.

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

Results of Operations, EBITDA, and Adjusted EBITDA

The following table sets forth a summary of our results of operations, EBITDA, and Adjusted EBITDA for the periods indicated (dollars in millions, except per share data):

	Three Months Ended
	March 26, 2016	March 28, 2015	Change	%
Net sales	$3,909.1	$3,795.5	$113.6	3.0
Cost of goods sold	3,428.3	3,343.9	84.4	2.5

Gross profit	480.8	451.6	29.2	6.5
Operating expenses	443.2	424.5	18.7	4.4

Operating profit	37.6	27.1	10.5	38.7
Other expense, net
Interest expense	21.6	21.6	—	N/A
Other, net	0.5	0.3	0.2	66.7

Other expense, net	22.1	21.9	0.2	0.9
Income before income taxes	15.5	5.2	10.3	198.1
Income tax expense	6.1	2.3	3.8	165.2

Net income	$9.4	$2.9	$6.5	224.1

EBITDA	$66.5	$57.5	$9.0	15.7
Adjusted EBITDA	$76.4	$69.3	$7.1	10.2
Weighted-average common shares outstanding:
Basic	99,698,267	86,874,101	12,824,166	14.8
Diluted	101,360,286	87,706,396	13,653,890	15.6
Earnings per common share:
Basic	$0.09	$0.03	$0.06	200.0
Diluted	$0.09	$0.03	$0.06	200.0

	Nine Months Ended
	March 26, 2016	March 28, 2015	Change	%
Net sales	$11,731.9	$11,285.6	$446.3	4.0
Cost of goods sold	10,283.2	9,927.3	355.9	3.6

Gross profit	1,448.7	1,358.3	90.4	6.7
Operating expenses	1,313.3	1,251.4	61.9	4.9

Operating profit	135.4	106.9	28.5	26.7
Other expense
Interest expense, net	65.9	64.6	1.3	2.0
Other, net	3.7	3.2	0.5	15.6

Other expense, net	69.6	67.8	1.8	2.7
Income before income taxes	65.8	39.1	26.7	68.3
Income tax expense	26.7	16.8	9.9	58.9

Net income	$39.1	$22.3	$16.8	75.3

EBITDA	$217.9	$195.4	$22.5	11.5
Adjusted EBITDA	$251.9	$226.1	$25.8	11.4
Weighted-average common shares outstanding:
Basic	95,230,548	86,874,101	8,356,447	9.6
Diluted	96,750,311	87,664,715	9,085,596	10.4
Earnings per common share:
Basic	$0.41	$0.26	$0.15	57.7
Diluted	$0.40	$0.25	$0.15	60.0

We believe that the most directly comparable GAAP measure to EBITDA and Adjusted EBITDA is net income (loss). The following table reconciles EBITDA and Adjusted EBITDA to net income for the periods presented:

	Three Months Ended		Nine Months Ended
	March 26, 2016	March 28, 2015	March 26, 2016	March 28, 2015
	(dollars in millions)		(dollars in millions)
Net income	$9.4	$2.9	$39.1	$22.3
Interest expense, net*	21.6	21.6	65.9	64.6
Income tax expense	6.1	2.3	26.7	16.8
Depreciation	20.1	19.3	58.3	57.1
Amortization of intangible assets	9.3	11.4	27.9	34.6

EBITDA	66.5	57.5	217.9	195.4
Non-cash items(1)	2.8	(0.1)	13.2	2.3
Acquisition, integration and reorganization charges(2)	1.8	9.5	5.9	16.1
Non-recurring items(3)	—	—	1.7	—
Productivity initiatives(4)	2.9	1.1	7.7	6.9
Multiemployer plan withdrawal(5)	—	—	—	2.8
Other adjustment items(6)	2.4	1.3	5.5	2.6

Adjusted EBITDA	$76.4	$69.3	$251.9	$226.1

*	Includes a $5.8 million loss on extinguishment during the three and nine months ended March 26, 2016 and $5.5 million of accelerated amortization of original issuance discount and deferred financing costs during the nine months ended March 26, 2016.
(1)	Includes adjustments for non-cash charges arising from employee stock compensation, changes in fair value of fuel collar instruments, and gain/loss on disposal of assets. Stock compensation cost was $4.8 million and $13.6 million for the three and nine months ended March 26, 2016, respectively, and $0.4 million and $0.9 million for the three and nine months ended March 28, 2015. In addition, this includes a decrease in the LIFO reserve of $1.3 million and $2.5 million for the three and nine months ended March 26, 2016, respectively, and a decrease in the LIFO reserve of $0.3 million and $0.4 million for the three and nine months ended March 28, 2015, respectively.
(2)	Includes professional fees and other costs related to completed and abandoned acquisitions, costs of integrating certain of our facilities, facility closing costs, and advisory fees paid to the Sponsors.
(3)	Consists of an expense related to our withdrawal from a purchasing cooperative, pre-PFG acquisition worker’s compensation claims related to an insurance company that went into liquidation, and amounts received from business interruption insurance because of weather related or other one-time events.
(4)	Consists primarily of professional fees and related expenses associated with the Winning Together program and other productivity initiatives.
(5)	Includes amounts related to the withdrawal from the Central States Southeast and Southwest Areas Pension Fund. See Note 9, Commitments and Contingencies, to the consolidated financial statements.
(6)	Includes costs related to settlements on our fuel collar derivatives, certain financing transactions, lease amendments, franchise tax expense, and other adjustments permitted under our credit agreements.

Consolidated Results of Operations

Three and nine months ended March 26, 2016 compared to three and nine months ended March 28, 2015

Net Sales

Net sales growth is a function of case growth, pricing— which is primarily based on product inflation/deflation, and a changing mix of customers, channels, and product categories sold. Net sales increased $113.6 million, or 3.0%, for the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015 and increased $446.3 million, or 4.0%, for the nine month period of fiscal 2016 compared to the nine month period of fiscal 2015. These increases were primarily the result of case growth in Performance Foodservice, particularly in the Street channel, and sales growth in Vistar, particularly their retail, theater, vending, and hospitality channels. Net sales growth was driven by case volume growth of 4.1% and 4.5% in the third quarter and nine month period of fiscal 2016, respectively, compared to the fiscal 2015 periods. This increase was partially offset by a 1.1% and 0.5% decrease in selling price per case for the three and nine months ended March 26, 2016, primarily as a result of deflation and mix. During the three and nine month periods of fiscal 2016 the Company witnessed deflation in its cheese, beef, and seafood categories.

Gross Profit

Gross profit increased $29.2 million, or 6.5%, for the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015 and increased $90.4 million, or 6.7%, for the nine month period of fiscal 2016 compared to the nine month period of fiscal 2015. These increases in gross profit were the result of growth in cases sold and a higher gross profit per case, which in turn was the result of selling an improved mix of channels and products. Within Performance Foodservice, case growth to Street customers positively affected gross profit per case. Street customers typically receive more services from us, cost more to serve, and pay a higher gross profit per case than other customers. Also, in both the third quarter and nine month period of fiscal 2016 Performance Foodservice, grew our Performance Brand sales, which have higher gross profit per case compared to the other brands we sell. See “—Segment Results—Performance Foodservice” below for additional discussion.

Operating Expenses

Operating expenses increased $18.7 million, or 4.4%, for the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015 and increased $61.9 million, or 4.9%, for the nine month period of fiscal 2016 compared to the nine month period of fiscal 2015. The increases in operating expenses were primarily caused by the increase in case volume, an increased investment in our sales force, and increases in stock compensation, bonus, and workers’ compensation, auto and general liability insurance expenses, as discussed in the segment results below. These increases were partially offset by leverage of our fixed costs, improved productivity in our warehouse and transportation operations, and a decrease in fuel expense and amortization.

Depreciation and amortization of intangible assets decreased from $30.7 million in the third quarter of fiscal 2015 to $29.4 million in the third quarter of fiscal 2016, a decrease of 4.2%. Depreciation and amortization of intangible assets decreased from $91.7 million for the nine month period of fiscal 2015 to $86.2 million for the nine month period of fiscal 2016, a decrease of 6.0%. Decreases in amortization of intangible assets, since certain intangibles are now fully amortized compared to the prior year, more than offset the increases in depreciation in fixed assets resulting from larger capital outlays to support our growth.

Net Income

Net income increased to $9.4 million for the third quarter of fiscal 2016 compared to a net income of $2.9 million for the third quarter of fiscal 2015. This increase in net income was attributable to a $10.5 million increase in operating profit, partially offset by a $0.2 million increase in other expense, net and a $3.8 million increase in income tax expense. The increase in operating profit was a result of the increase in gross profit discussed above, partially offset by the increase in operating expenses. The $0.2 million increase in other expense, net related primarily to a $5.8 million loss on extinguishment of debt and a $1.0 million increase of expense related to settlements on our derivatives, partially offset by a $5.8 million decrease in interest expense and a $0.8 million increase in non-cash income primarily related to the change in fair value of our derivatives for the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015. During the third quarter of fiscal 2016, Performance Food Group, Inc. borrowed $200.0 million under the ABL Facility and used the proceeds to repay $200.0 million aggregate principal amount of loans under the Term Facility. We recognized a $5.8 million loss on extinguishment within interest expense related to the write-off of unamortized original issue discount and deferred financing costs on the Term Facility during the third quarter as a result of this repayment. The decrease in interest expense is primarily a result of lower average borrowings during the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015. The increase in income tax expense was primarily a result of the increase in income before taxes, partially offset by a decrease in the effective tax rate. Our effective tax rate in the third quarter of fiscal 2016 was 39.4%, compared to 45.7% in the third quarter of fiscal 2015. The decrease in the effective tax rate was a result of the reduction of non-deductible expenses and state income tax as a percentage of income before taxes. Since non-deductible expenses tend to be relatively constant, there is a favorable rate impact as income before taxes increases.

Net income increased to $39.1 million for the nine month period of fiscal 2016 compared to net income of $22.3 million for the nine month period of fiscal 2015. This increase in net income was attributable to a $28.5 million increase in operating profit, partially offset by a $1.8 million increase in other expense, net and a $9.9 million increase in income tax expense. The increase in operating profit was a result of the increase in gross profit discussed above, partially offset by the increase in operating expenses. The $1.8 million increase in other expense, net related primarily to a $5.8 million loss on extinguishment of debt and a $2.9 million increase in expense related to settlements on our derivatives, partially offset by a decrease in interest expense in the amount of $4.5 million and a $2.4 million decrease in non-cash expense primarily related to the change in fair value of our derivatives for the nine month period of fiscal 2016 compared to the nine month period of fiscal 2015. During the third quarter of fiscal 2016, Performance Food Group, Inc. borrowed $200.0 million under the ABL Facility and used the proceeds to repay $200.0 million aggregate principal amount of loans under the Term Facility. The Company recognized a $5.8 million loss on extinguishment within interest expense related to the write-off of unamortized original issue discount and deferred financing costs on the Term Facility during the third quarter as a result of this repayment. The decrease in interest expense is primarily a result of lower average borrowings during the nine month period of fiscal 2016 compared to the nine month period of fiscal 2015, partially offset by an acceleration of amortization of original issue discount and deferred financing costs of $5.5 million related to the repayment of $223.0 million aggregate principal amount of indebtedness under the Term Facility using the proceeds from the IPO. The increase in income tax expense was primarily a result of the increase in income before taxes, partially offset by a decrease in the effective tax rate. Our effective tax rate in the nine month period of fiscal 2016 was 40.6% compared to 43.1% in the nine month period of fiscal 2015. The decrease in the effective tax rate was a result of the reduction of non-deductible expenses and state income tax as a percentage of income before taxes. Since non-deductible expenses tend to be relatively constant, there is a favorable rate impact as income before taxes increases.

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

The following tables set forth net sales and EBITDA by segment for the periods indicated (dollars in millions):

Net Sales

	Three Months Ended
	March 26, 2016	March 28, 2015	Change	%
Performance Foodservice	$2,298.7	$2,207.8	$90.9	4.1
PFG Customized	957.9	989.2	(31.3)	(3.2)
Vistar	651.2	597.6	53.6	9.0
Corporate & All Other	53.1	47.0	6.1	13.0
Intersegment Eliminations	(51.8)	(46.1)	(5.7)	(12.4)

Total net sales	$3,909.1	$3,795.5	$113.6	3.0

	Nine Months Ended
	March 26, 2016	March 28, 2015	Change	%
Performance Foodservice	$6,983.4	$6,708.9	$274.5	4.1
PFG Customized	2,800.1	2,783.9	16.2	0.6
Vistar	1,944.6	1,788.3	156.3	8.7
Corporate & All Other	158.8	139.8	19.0	13.6
Intersegment Eliminations	(155.0)	(135.3)	(19.7)	(14.6)

Total net sales	$11,731.9	$11,285.6	$446.3	4.0

EBITDA

	Three Months Ended
	March 26, 2016	March 28, 2015	Change	%
Performance Foodservice	$63.0	$52.8	$10.2	19.3
PFG Customized	9.7	9.6	0.1	1.0
Vistar	26.7	25.5	1.2	4.7
Corporate & All Other	(32.9)	(30.4)	(2.5)	(8.2)

Total EBITDA	$66.5	$57.5	$9.0	15.7

	Nine Months Ended
	March 26, 2016	March 28, 2015	Change	%
Performance Foodservice	$206.9	$172.6	$34.3	19.9
PFG Customized	26.2	25.6	0.6	2.3
Vistar	83.7	79.2	4.5	5.7
Corporate & All Other	(98.9)	(82.0)	(16.9)	(20.6)

Total EBITDA	$217.9	$195.4	$22.5	11.5

Segment Results—Performance Foodservice

Three and nine months ended March 26, 2016 compared to three and nine months ended March 28, 2015

Net Sales

Net sales for Performance Foodservice increased 4.1%, or $90.9 million, from the third quarter of fiscal 2015 to the third quarter of fiscal 2016 and increased 4.1%, or $274.5 million, from the nine month period of fiscal 2015 to the nine month period of fiscal 2016. These increases in net sales were attributable primarily to growth in cases sold, which in turn was driven by securing new Street customers and further penetrating existing customers. Securing new and expanded business with Street customers resulted in Street sales growth of approximately 7% in the third quarter of fiscal 2016 and 6% in the nine month period of fiscal 2016. For the quarter, street sales as a percentage of total segment sales were up 130 basis points to 43.2%.

EBITDA

EBITDA for Performance Foodservice increased $10.2 million, or 19.3%, from the third quarter of fiscal 2015 to the third quarter of fiscal 2016 and increased $34.3 million, or 19.9%, from the nine month period of fiscal 2015 to the nine month period of fiscal 2016. These increases were the result of an increase in gross profit, partially offset by an increase in operating expenses excluding depreciation and amortization. Gross profit increased by 8.5% in both the third quarter of fiscal 2016 and the nine month period of fiscal 2016, compared to the prior fiscal year, as a result of an increase in cases sold, as well as an increase in the gross profit per case. The increase in gross profit per case was driven by a favorable shift in the mix of cases sold toward Street customers and Performance Brands, as well as by an increase in procurement gains from our Winning Together program.

Operating expenses excluding depreciation and amortization for Performance Foodservice increased by $15.6 million, or 6.2%, from the third quarter of fiscal 2015 to the third quarter of fiscal 2016 and increased by $43.8 million, or 5.8%, from the nine month period of fiscal 2015 to the nine month period of fiscal 2016. Operating expenses increased as a result of an increase in case volume and the resulting impact on variable operational and selling expenses, as well as cost of living and other increases in compensation. These increases were partially offset by leverage on our fixed costs, improved productivity in our warehouse and transportation operations from our Winning Together program, and a decrease in fuel expense.

Depreciation and amortization of intangible assets recorded in this segment decreased from $16.9 million in the third quarter of fiscal 2015 to $15.6 million in the third quarter of fiscal 2016, a decrease of 7.7%, and decreased from $49.7 million for the nine month period of fiscal 2015 to $46.2 million for the nine month period of fiscal 2016, a decrease of 7.0%. This reduction was a result of a decrease in amortization of intangible assets since certain intangibles are now fully amortized.

Segment Results—PFG Customized

Three and nine months ended March 26, 2016 compared to three and nine months ended March 28, 2015

Net Sales

Net sales for PFG Customized decreased $31.3 million, or 3.2%, from the third quarter of fiscal 2015 to the third quarter of fiscal 2016 and increased $16.2 million, or 0.6%, from the nine month period of fiscal 2015 to the nine month period of fiscal 2016. The decrease in net sales in the third quarter was primarily a result of a decrease in case volume, which reflected trends among some customers in the casual dining channel. The increase in net sales over the nine month period was the result of the effect of an amendment to an agreement with an existing customer partially offset by a decrease in case volume.

Based on the amendment to the agreement relating to a certain product that became effective during the first quarter of fiscal 2015, we now recognize the revenue for this product on a gross basis because we now serve as the principal. Under the amended agreement, we will purchase the product and resell it to our customer. Previously, the Company was only responsible for delivering the product that the customer had ordered from its vendor. This factor accounted for approximately 96% of the total sales increase for the first quarter of fiscal 2016 and had no impact on the third quarter of fiscal 2016. The amended agreement with the customer is not expected to have an effect on net sales for the remainder of the fiscal year.

EBITDA

EBITDA for PFG Customized increased $0.1 million, or 1.0%, from $9.6 million for the third quarter of fiscal 2015 to $9.7 million for the third quarter of fiscal 2016, and increased $0.6 million, or 2.3%, from $25.6 million for the nine month period of fiscal 2015 to $26.2 million for the nine month period of fiscal 2016. EBITDA increased in the third quarter as a result of a decrease in operating expenses excluding depreciation and amortization of $1.0 million, or 1.9%, partially offset by a decrease in gross profit of $0.9 million, or 1.4%. The increase for the nine month period ended was primarily attributable to a decrease in operating expenses excluding depreciation and amortization of $3.2 million, or 2.1%, partially offset by a decrease in gross profit of $2.6 million, or 1.4%. Gross profit for PFG Customized decreased from the three and nine month periods of fiscal 2015 to the three and nine month periods of fiscal 2016, primarily as a result of a decrease in case volume.

Operating expenses, excluding depreciation and amortization, decreased by 1.6% in the third quarter of fiscal 2016, compared to the prior year, and decreased by 2.0% for the nine month period of fiscal 2016, compared to the prior year primarily because of lower case sales, productivity improvement, and a decrease in fuel expense, partially offset by an increase in transportation wages, an increase in costs associated with upgrading a portion of the segment’s fleet, and an increase in insurance expense related to general and auto liability.

Depreciation and amortization of intangible assets recorded in this segment increased from $3.9 million for the third quarter of fiscal 2015 to $4.0 million for the third quarter of fiscal 2016, an increase of 2.6%, and decreased from $11.7 million for the nine month period of fiscal 2015 to $11.5 million for the nine month period of fiscal 2016, a decrease of 1.7%. Depreciation increased in the third quarter of fiscal 2016 as a result of capital outlays, partially offset by a decrease in amortization of intangible assets since certain intangibles are now fully amortized. The decrease in the nine month period is primarily a result of a decrease in amortization of intangible assets, partially offset by increases of depreciation in fixed assets.

Segment Results—Vistar

Three and nine months ended March 26, 2016 compared to three and nine months ended March 28, 2015

Net Sales

Net sales for Vistar increased 9.0%, or $53.6 million, from the third quarter of fiscal 2015 to the third quarter of fiscal 2016, and increased 8.7%, or $156.3 million, from the nine month period of fiscal 2015 to the nine month period of fiscal 2016. This increase in sales was primarily driven by case sales growth in the segment’s retail, theater, vending, and hospitality channels along with recent acquisitions.

EBITDA

EBITDA for Vistar increased $1.2 million, or 4.7%, for the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015 and increased $4.5 million, or 5.7%, for the nine month period of fiscal 2016 compared to the nine month period of fiscal 2015. This increase in EBITDA was the result of gross profit dollar growth increasing faster than operating expense dollar growth, excluding depreciation and amortization.

Operating expense dollar growth, excluding depreciation and amortization, increased $2.4 million, or 4.3% for the third quarter of fiscal 2016 and $9.9 million, or 6.0% for the nine month period of fiscal 2016, and was driven primarily by an increase in the number of cases sold and investments in additional sales force capacity, partially offset by the benefits of our Winning Together program and reduced fuel expenditures.

Gross profit dollar growth of $3.6 million, or 4.4% for the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015 and $14.4 million, or 5.9% for the nine month period of fiscal 2016 compared to the nine month period of fiscal 2015, was driven primarily by an increase in the number of cases sold, a favorable shift in the mix of cases sold toward higher gross margin per case channels than the prior year, and the benefits of our operational improvements from our Winning Together program, partially offset by a shift toward higher cost to serve customers and by inflation-based inventory gains in the prior year.

Depreciation and amortization of intangible assets recorded in this segment increased from $4.2 million for the third quarter of fiscal 2015 to $4.3 million for the third quarter of fiscal 2016, an increase of 2.4%, and increased from $12.2 million for the nine month period of fiscal 2015 to $12.8 million for the nine month period of fiscal 2016, an increase of 4.9%. Depreciation of fixed assets increased as a result of capital outlays to support our growth.

Segment Results—Corporate & All Other

Three and nine months ended March 26, 2016 compared to three and nine months ended March 28, 2015

Net Sales

Net sales for Corporate & All Other increased $6.1 million for the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015 and increased $19.0 million for the nine month period of fiscal 2016 compared to the nine month period of fiscal 2015. The increase in net sales was primarily attributable to an increase in logistics services provided to our other segments.

EBITDA

EBITDA for Corporate & All Other decreased from a negative $30.4 million for the third quarter of fiscal 2015 to a negative $32.9 million for the third quarter of fiscal 2016 and decreased from a negative $82.0 million for the nine month period of fiscal 2015 to a negative $98.9 million for the nine month period of fiscal 2016. The decrease in EBITDA was primarily driven by an increase in stock compensation expense, bonus expense and insurance expense related to workers compensation liability, along with higher corporate overhead associated with personnel costs related to benefits.

Depreciation and amortization of intangible assets recorded in this segment decreased from $5.7 million in the third quarter of fiscal 2015 to $5.5 million in the third quarter of fiscal 2016 and decreased from $18.1 million in the nine month period of fiscal 2015 to $15.7 million in the nine month period of fiscal 2016. This decrease was primarily a result of a decrease in amortization of intangible assets, which accounted for substantially all of this decrease, since certain intangibles are now fully amortized.

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

At March 26, 2016, our cash balance totaled $10.7 million, while our cash balance totaled $9.2 million at June 27, 2015. This increase in cash during the nine months ended March 26, 2016 was attributable to net cash provided by operating activities of $117.6 million, partially offset by net cash used in investing activities of $107.5 million and financing activities of $8.6 million. We borrow under our ABL facility or pay it down regularly based on our cash flows from operating and investing activities. Our practice is to minimize interest expense while maintaining reasonable liquidity.

As market conditions warrant, we and our major stockholders, including our Sponsors, may from time to time, depending upon market conditions, seek to repurchase our securities or loans in privately negotiated or open market transactions, by tender offer or otherwise.

On October 6, 2015, we completed our IPO of 16,675,000 shares of common stock for an offering price of $19.00 per share ($17.955 per share net of underwriting discounts), including the exercise in full by the underwriters of their option to purchase additional shares. We sold an aggregate of 12,777,325 shares of such common stock and certain selling stockholders sold 3,897,675 shares. The aggregate offering price of the amount of newly issued common stock was $242.8 million. In connection with the offering, we paid the underwriters a discount of $1.045 per share, for a total underwriting discount of $13.4 million. In addition, we incurred direct offering expenses consisting of legal, accounting, and printing costs of $5.8 million in connection with the IPO, of which $3.0 million was paid during the nine months ended March 26, 2016. We used the net offering proceeds to us after deducting the underwriting discount and our direct offering expenses to repay $223.0 million aggregate principal amount of indebtedness under the Term Facility. We used the remainder of the net proceeds for general corporate purposes.

On February 1, 2016, Performance Food Group, Inc. amended and restated the ABL Facility to increase the borrowing capacity from $1.4 billion to $1.6 billion, lower interest rates for LIBOR based loans, extend the maturity from May 2017 to February 2021, and modify triggers and provisions related to certain reporting, financial, and negative covenants. The total size of the facility immediately increased the effective borrowing capacity under the ABL Facility since borrowing base assets exceeded the facility size prior to the amendment. The Company estimates that approximately $6.6 million of fees and expenses have been incurred for the amendment, which is included as deferred financing costs and will be amortized over the remaining term of the ABL Facility. Of this amount, $5.6 million was paid during the nine months ended March 26, 2016. In connection with the closing of this amendment, Performance Food Group, Inc. borrowed $200.0 million under the ABL Facility and used the proceeds to repay $200.0 million aggregate principal amount of loans under the Term Facility.

Operating Activities

Nine months ended March 26, 2016 compared to nine months ended March 28, 2015

During the nine months ended March 26, 2016 and March 28, 2015, our operating activities provided cash flow of $117.6 million and $28.4 million, respectively.

The increase in cash flows provided by operating activities for the nine months ended March 26, 2016 compared to the nine months ended March 28, 2015 was largely driven by changes in our net working capital investment from the prior period, partially offset by an increase in cash used in accrued expenses and other liabilities that was primarily associated with higher bonus payments made during fiscal 2016, which were associated with the results for fiscal 2015.

Investing Activities

Cash used in investing activities totaled $107.5 million for the nine months ended March 26, 2016 compared to $66.3 million for the nine months ended March 28, 2015. These investments consisted primarily of capital purchases of property, plant, and equipment of $68.0 million and $63.7 million for the nine months ended March 26, 2016 and March 28, 2015, respectively, and cash paid for business acquisitions of $40.2 million for the nine months ended March 26, 2016. For the nine months ended March 26, 2016, purchases of property, plant, and equipment primarily consisted of transportation and information technology equipment, as well as outlays for warehouse expansions and improvements. The following table presents the capital purchases of property, plant, and equipment by segment:

(Dollars in millions)	Nine Months Ended
	March 26, 2016	March 28, 2015
Performance Foodservice	$30.9	$26.5
PFG Customized	5.5	6.3
Vistar	9.1	6.7
Corporate & All Other	22.5	24.2

Total capital purchases of property, plant and equipment	$68.0	$63.7

Financing Activities

During the nine months ended March 26, 2016, net cash used in financing activities was $8.6 million, which consisted primarily of payments of $428.6 million on our term loan facility, partially offset by $226.4 in net proceeds from our initial public offering and $201.2 million in net proceeds under our ABL facility .

During the nine months ended March 28, 2015, our financing activities provided cash flow of $39.4 million, which consisted primarily of $45.7 million in net proceeds related to our ABL facility and $3.5 million in proceeds from our sale-leaseback transaction, partially offset by payments of $5.6 million on our term loan facility.

The following describes our financing arrangements as of March 26, 2016:

ABL Facility. PFGC, Inc. (“PFGC”), a wholly-owned subsidiary of the Company, is a party to the Second Amended and Restated Credit Agreement (the “ABL Facility”) dated February 1, 2016. The ABL Facility is secured by the majority of the tangible assets of PFGC and its subsidiaries. Performance Food Group, Inc., a wholly-owned subsidiary of PFGC, is the lead borrower under the ABL Facility, which is jointly and severally guaranteed by PFGC and all material domestic direct and indirect wholly-owned subsidiaries of PFGC (other than captive insurance subsidiaries and other excluded subsidiaries). Availability for loans and letters of credit under the ABL Facility is governed by a borrowing base, determined by the application of specified advance rates against eligible assets, including trade accounts receivable, inventory, owned real properties, and owned transportation equipment. The borrowing base is reduced quarterly by a cumulative fraction of the real properties and transportation equipment values. Advances on accounts receivable and inventory are subject to change based on periodic commercial finance examinations and appraisals, and the real property and transportation equipment values included in the borrowing base are subject to change based on periodic appraisals. Audits and appraisals are conducted at the direction of the administrative agent for the benefit and on behalf of all lenders.

On February 1, 2016, Performance Food Group, Inc. amended and restated the ABL Facility to increase the borrowing capacity from $1.4 billion to $1.6 billion, lower interest rates for LIBOR based loans, extend the maturity from May 2017 to February 2021, and modify triggers and provisions related to certain reporting, financial, and negative covenants. The total size of the facility immediately increased the effective borrowing capacity under the ABL Facility since borrowing base assets exceeded the facility size prior to the amendment. The Company estimates that approximately $6.6 million of fees and expenses have been incurred for the amendment, which were included as deferred financing costs and will be amortized over the remaining term of the ABL Facility. Of this amount $5.6 million was paid during the nine months ended March 26, 2016. In connection with the closing of this amendment, Performance Food Group, Inc. borrowed $200.0 million under the ABL Facility and used the proceeds to repay $200.0 million aggregate principal amount of loans under the Term Facility.

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

The following table summarizes outstanding borrowings, availability, and the average interest rate under the ABL Facility:

(Dollars in millions)	As of March 26, 2016	As of June 27, 2015
Aggregate borrowings	$866.9	$665.7
Letters of credit	97.7	102.5
Excess availability, net of lenders’ reserves of $19.0 and $19.7	615.1	631.8
Average interest rate	2.06%	1.94%

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

The Term Facility matures in November 2019 and bears interest, at Performance Food Group, Inc.’s option, at a rate equal to a margin over either (a) a Base Rate determined by reference to the higher of (1) the rate of interest published by Credit Suisse (AG), Cayman Islands Branch, as its “prime lending rate,” (2) the federal funds rate plus 0.50%, and (3) one-month LIBOR rate plus 1.00% or (b) a LIBOR rate determined by reference to the service selected by Credit Suisse (AG), Cayman Islands Branch that has been nominated by the British Bankers’ Association (or any successor thereto). The applicable margin for loans under the Term Facility may be reduced subject to attaining a Total Net Leverage below 4.25x. The applicable margin for borrowings was 5.0% for loans based on a LIBOR rate and 4.0% for loans based on the Base Rate, as of March 26, 2016, reflecting the 25 basis point reduction for Total Net Leverage below 4.25x. The LIBOR rate for term loans is subject to a 1.00% floor and the Base Rate for term loans is subject to a floor of 2.00%. Interest is payable quarterly in arrears in the case of Base Rate loans, and at the end of the applicable interest period (but no less frequently than quarterly) in the case of the LIBOR loans. Performance Food Group, Inc. can incur additional loans under the Term Facility with the aggregate amount of the incremental loans not exceeding the sum of (i) $140.0 million plus (ii) additional amounts so long as the Consolidated Secured Net Leverage Ratio (as defined in the credit agreement governing the Term Facility) does not exceed 5.90:1.00 and so long as the proceeds are not used to finance restricted payments that include any dividend or distribution payments.

PFGC is required to repay an aggregate principal amount equal to 0.25% of the aggregate principal amount of $750 million on the last business day of each calendar quarter, beginning September 30, 2013, which amounted to $5.6 million in both the nine months ended March 26, 2016 and March 28, 2015. The Term Facility is prepayable at par. On October 6, 2015, the Company completed its IPO and used the net proceeds therefrom to repay $223.0 million aggregate principal amount of indebtedness under the Term Facility On February 1, 2016, Performance Food Group, Inc. amended and restated the ABL Facility as described above. In connection with the closing of this amendment, Performance Food Group, Inc. borrowed $200.0 million under the ABL Facility and used the proceeds to repay $200.0 million aggregate principal amount of loans under the Term Facility, bringing the total payment amount to $428.6 million during the nine months ended March 26, 2016.

As of March 26, 2016, aggregate borrowings outstanding were $308.3 million with unamortized original issue discount of $1.0 million. Original issue discount is being amortized as additional interest expense. Deferred financing costs on the Term Facility, which is included in Other intangible assets, net, is also being amortized as additional interest expense. The nine months ended March 26, 2016 includes $5.5 million of accelerated amortization of original issue discount and deferred financing costs because of the repayment of $223.0 million aggregate principal amount of indebtedness mentioned above. Additionally, the Company recognized a $5.8 million loss on extinguishment within interest expense during the third quarter of fiscal 2016, related to the write-off of unamortized original issue discount and deferred financing costs on the Term Facility, because of the repayment of $200.0 million aggregate principal amount of indebtedness mentioned above.

Interest expense related to the amortization of deferred financing costs and original issue discount for the Term Facility was as follows:

(In millions)	Three months ended March 26, 2016	Three months ended March 28, 2015	Nine months ended March 26, 2016	Nine months ended March 28, 2015
Deferred financing costs amortization	$5.7	$1.1	$12.5	$3.4
Original issue discount amortization	0.8	0.1	1.7	0.4

Total amortization included in interest expense	$6.5	$1.2	$14.2	$3.8

The ABL Facility and the Term Facility contain customary restrictive covenants under which all of the net assets of PFGC and its subsidiaries were restricted from distribution to Performance Food Group Company, except for approximately $153.2 million of restricted payment capacity available under such debt agreements, as of March 26, 2016.

As of March 26, 2016, we were in compliance with all of the covenants under the term facility and the ABL Facility.

Unsecured Subordinated Promissory Note. In connection with an acquisition, Performance Food Group, Inc. issued a $6.0 million interest only, unsecured subordinated promissory note on December 21, 2012, bearing an interest rate of 3.5%. Interest is payable quarterly in arrears. The $6.0 million principal is due in a lump sum in December 2017. All amounts outstanding under this promissory note become immediately due and payable upon the occurrence of a change in control of the Company or PFGC, which includes the sale, lease, or transfer of all or substantially all of the assets of PFGC. This promissory note was initially recorded at its fair value of $4.2 million. The difference between the principal and the initial fair value of the promissory note is being amortized as additional interest expense on a straight-line basis over the life of the promissory note, which approximates the effective yield method. For the third quarter of fiscal 2016 and 2015, interest expense included $0.1 million related to this amortization. For the nine months ended March 26, 2016 and March 28, 2015, interest expense included $0.3 million related to this amortization. As of March 26, 2016, the carrying value of the promissory note was $5.4 million.

Contractual Obligations

Refer to the “Contractual Cash Obligations” section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Prospectus for details on our contractual obligations and commitments to make specified contractual future cash payments as of June 27, 2015. There have been no material changes to our specified contractual obligations through March 26, 2016, except for: (i) the repayment of $223.0 million aggregate principal amount of indebtedness under the Term Facility with the proceeds from the IPO and associated changes in interest payments and (ii) the amendment and restatement to the ABL Facility on February 1, 2016, the borrowing of $200.0 million under the ABL Facility and use of such proceeds to repay $200.0 million aggregate principal amount of loans under the Term Facility and the associated changes in maturity and interest payments.

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

Total assets for Performance Foodservice increased $22.7 million from $1,922.5 million as of March 28, 2015 to $1,945.2 million as of March 26, 2016. Total assets for Performance Foodservice increased $29.5 million from $1,915.7 million as of June 27, 2015 to $1,945.2 million as of March 26, 2016. During both time periods, this segment increased its accounts receivable, inventory, and property, plant, and equipment, which was partially offset by a decrease in the balance of intangible assets.

Total assets for PFG Customized decreased $26.3 million from $675.8 million at March 28, 2015 to $649.5 million at March 26, 2016. During this time period, this segment decreased its accounts receivable, inventory, property, plant and equipment, and intangible assets. Total assets for PFG Customized decreased $0.3 million from $649.8 million at June 27, 2015 to $649.5 million at March 26, 2016. During this time period, this segment decreased its property, plant, and equipment, and intangible assets, which was partially offset by increases in accounts receivable and inventory.

Total assets for Vistar increased $77.8 million from $522.2 million as of March 28, 2015 to $600.0 million as of March 26, 2016. Total assets for Vistar increased $60.8 million from $539.2 million as of June 27, 2015 to $600.0 million as of March 26, 2016. During both time periods, this segment increased its accounts receivable, inventory, property, plant, and equipment. In addition, goodwill and intangible assets increased during both time periods primarily as a result of recent acquisitions.

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

As of March 26, 2016, our subsidiary, Performance Food Group, Inc., had five interest rate swaps with a combined value of $750.0 million notional amount, of which three were designated as cash flow hedges of interest rate risk. See Note 6, Derivative and Hedging Activities, to our unaudited consolidated financial statements included elsewhere in this Form 10-Q.

Performance Food Group, Inc. enters into costless collar arrangements to hedge its exposure to variability in cash flows expected to be paid for forecasted purchases of diesel fuel. As of March 26, 2016, Performance Food Group, Inc. was a party to seven such arrangements, with an aggregate 12.0 million gallon notional amount, to hedge its exposure to variability in cash flows expected to be paid for forecasted purchases of diesel fuel. See Note 6, Derivative and Hedging Activities, to our unaudited consolidated financial statements included elsewhere in this Form 10-Q.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) under the Exchange Act), that occurred during the quarter ended March 26, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to various allegations, claims, and legal actions arising in the ordinary course of business.

While it is impossible to determine with certainty the ultimate outcome of any of these proceedings, lawsuits, and claims, management believes that adequate provisions have been made or insurance secured for all currently pending proceedings so that the ultimate outcomes will not have a material adverse effect on our financial position. During the three and nine months ended March 26, 2016, there have been no material changes to legal proceedings from those discussed in the Prospectus.

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

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRSHRA”), which added Section 13(r) of the Exchange Act, we hereby incorporate by reference herein Exhibit 99.1 of this report, which includes disclosures publicly filed and/or provided to Blackstone by Travelport Worldwide Limited and Hilton Worldwide Holdings, Inc., which may be considered our affiliates.

Item 6:	Exhibits

See the Exhibit Index immediately following the signature page hereto, which Exhibit Index is incorporated by reference as if fully set forth herein.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PERFORMANCE FOOD GROUP COMPANY (Registrant)

Dated: May 4, 2016	By:	/s/ Robert D. Evans
	Name:	Robert D. Evans
	Title:	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Second Amended and Restated Credit Agreement, dated as of February 1, 2016, by and among Performance Food Group, Inc., PFGC, Inc. and Wells Fargo, National Association as administrative agent and collateral agent, and the other agents and lenders parties thereto (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 26, 2015 filed on February 3, 2016).

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Section 13(r) Disclosure

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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