Form 10-K
period 2016-07-02
Performance Food Group Co
filed 2016-08-30
CIK 1618673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 2, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-37578

Performance Food Group Company

(Exact name of registrant as specified in its charter)

Delaware	43-1983182
(State or other jurisdiction of incorporation or organization)	(IRS employer identification no.)

12500 West Creek Parkway Richmond, Virginia 23238	(804) 484-7700
(Address of principal executive offices)	(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☒ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At December 24, 2015, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of common stock held by non-affiliates was $412,124,764 (based on the closing sale price of common stock on such date on the New York Stock Exchange).

103,305,316 shares of common stock were outstanding as of August 17, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Schedule 14A relating to the Registrant’s Annual Meeting of Stockholders, to be held on December 2, 2016, are incorporated by reference in response to Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K. The definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the Registrant’s fiscal year ended July 2, 2016.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K (this “Form 10-K”) may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. All statements, other than statements of historical facts included in this Form 10-K, including statements concerning our plans, objectives, goals, beliefs, business strategies, future events, business conditions, our results of operations, financial position and our business outlook, business trends and other information, may be forward-looking statements. Words such as “estimates,” “expects,” “contemplates,” “will,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts,” “may,” “should” and variations of such words or similar expressions are intended to identify forward-looking statements. The forward-looking statements are not historical facts, and are based upon our current expectations, beliefs, estimates and projections, and various assumptions, many of which, by their nature, are inherently uncertain and beyond our control. Our expectations, beliefs, estimates and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs, estimates and projections will result or be achieved and actual results may vary materially from what is expressed in or indicated by the forward-looking statements.

There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-K. Such risks, uncertainties and other important factors that could cause actual results to differ include, among others, the risks, uncertainties and factors set forth under Item 1A. Risk Factors in this Form 10-K, as such risk factors may be updated from time to time in our periodic filings with the SEC, and are accessible on the SEC’s website at www.sec.gov, and also include the following:

•	competition in our industry is intense, and we may not be able to compete successfully;

•	we operate in a low margin industry, which could increase the volatility of our results of operations;

•	we may not realize anticipated benefits from our operating cost reduction and productivity improvement efforts, including our Winning Together program;

•	our profitability is directly affected by cost inflation and deflation and other factors;

•	we do not have long-term contracts with certain of our customers;

•	group purchasing organizations may become more active in our industry and increase their efforts to add our customers as members of these organizations;

•	changes in eating habits of consumers;

•	extreme weather conditions;

•	our reliance on third-party suppliers;

•	labor relations and cost risks and availability of qualified labor;

•	volatility of fuel and other transportation costs;

•	inability to adjust cost structure where one or more of our competitors successfully implement lower costs;

•	we may be unable to increase our sales in the highest margin portion of our business;

•	changes in pricing practices of our suppliers;

•	risks relating to any future acquisitions;

•	environmental, health, and safety costs;

•	our reliance on technology and risks associated with disruption or delay in implementation of new technology;

•	product liability claims relating to the products we distribute and other litigation;

•	negative media exposure and other events that damage our reputation;

•	anticipated multiemployer pension related liabilities and contributions to our multiemployer pension plan;

•	impact of uncollectibility of accounts receivable;

•	difficult economic conditions affecting consumer confidence; and

•	departure of key members of senior management.

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

PART I

Item 1. Business

Performance Food Group Company (“we,” “our,” “us,” “the Company,” or “PFG”), through its subsidiaries, markets and distributes approximately 150,000 food and food-related products from 71 distribution centers to over 150,000 customer locations across the United States. We serve a diverse mix of customers, from independent and chain restaurants to schools, business and industry locations, hospitals, vending distributors, office coffee service distributors, big box retailers, and theaters. We source our products from over 5,000 suppliers and serve as an important partner to our suppliers by providing them access to our broad customer base. In addition to the products we offer to our customers, we provide value-added services by allowing our customers to benefit from our industry knowledge, scale, and expertise in the areas of product selection and procurement, menu development, and operational strategy. Our more than 13,000 employees work across three reportable segments: Performance Foodservice, PFG Customized, and Vistar. Performance Food Group Company was incorporated under the laws of the state of Delaware on September 23, 2002.

References to “Blackstone” refer to certain investment funds affiliated with The Blackstone Group L.P. and references to “Wellspring” are to investment funds affiliated with Wellspring Capital Management LLC.

Customers and Marketing

We serve different types of customers through each of our three business segments. Our Performance Foodservice segment serves two types of customers—Street customers and Chain customers. Our PFG Customized segment distributes to Chain customers, including family and casual dining, fast casual, and quick serve restaurants. Our Vistar segment distributes to vending and office coffee service distributors, big box retailers, theaters, and hospitality providers, among others. We believe that customers select a distributor based on breadth of product offerings, consistent product quality, timely and accurate delivery of orders, value-added services, and price. In addition, we believe that some of our larger Street and Chain customers gain operational efficiencies by dealing with a limited number of foodservice distributors. No single customer accounted for more than 10% of our total net sales for fiscal 2016, fiscal 2015 or fiscal 2014.

Street Customers. Our Performance Foodservice segment serves our Street customers, which predominantly include independent restaurants, along with hotels, cafeterias, schools, healthcare facilities, and other institutional customers. We seek to increase the mix of our total sales to Street customers because they typically generate higher gross profit per case that more than offsets the generally higher supply chain costs that we incur in serving these customers. Street customers use more value-added services, particularly in the areas of product selection and procurement, market trends, menu development, and operational strategy. In addition, Street customers also use more of our Performance Brands, which are our highest margin products. Our Performance Foodservice segment supports sales to Street customers with a team of sales and marketing representatives, customer service representatives, and product specialists. Our sales representatives serve customers in person, by telephone, and through the internet, accepting and processing orders, reviewing inventory and account balances, disseminating new product information, and providing business assistance and advice where appropriate. These representatives typically use laptop computers to assist customers by entering orders, checking product availability, and pricing and developing menu-planning ideas on a real-time basis.

Chain Customers. Both our Performance Foodservice and PFG Customized segments serve Chain customers. Chain customers are multi-unit restaurants with five or more locations and include fine dining, family and casual dining, fast casual, and quick serve restaurants, as well as hotels, healthcare facilities, and other multi-unit institutional customers. Our Performance Foodservice segment Chain customers include various locations of Anthony’s Coal Fired Pizza, Blaze Pizza, Chuy’s, Pollo Tropical, Shake Shack, Subway, and many others. Our PFG Customized segment customers include many of the most recognizable family and casual dining restaurant chains including Bonefish Grill, Carrabba’s Italian Grill, Chili’s, Cracker Barrel, Joe’s Crab Shack, O’Charley’s,

Outback Steakhouse, Ruby Tuesday, and TGI Friday’s. PFG Customized recently began to leverage its distribution platform to serve fast casual chains such as Fuzzy’s Taco Shop and PDQ, as well as quick serve chains including Church’s Chicken and Wendy’s. Sales to Chain customers are typically lower gross margin but have larger deliveries than those to Street customers. Dedicated account representatives are responsible for managing the overall Chain customer relationship, including ensuring complete order fulfillment and customer satisfaction. Members of senior management assist in identifying potential new Chain customers and managing long-term account relationships.

Vistar Customers. Our Vistar segment distributes candy, snacks, beverages, health & beauty, and other products to a number of distinct channels. Vending operators comprise Vistar’s largest channel. We distribute a broad selection of vending machine products to the operators’ depots, from which they distribute products and stock machines. We are a leading distributor of these products to theater chains, and Vistar’s customers include AMC, Cinemark, Galaxy Theaters, Regal Cinemas, and others. We typically deliver our orders directly to individual theater locations. We are a leading distributor to the office coffee service channel. Vistar also distributes to retailers, particularly for candy, snack, and beverage purchases in impulse buying locations. Our customers include retailers such as Dollar Tree, Home Depot, Staples, and others. Vistar distributes to other channels with a heavy concentration of candy, snacks, and beverage products, including hospitality providers, concessionaires, college book stores, hotel and airport gift shops, corrections facilities, and others. The distribution model also includes a “pick and pack” capability, which utilizes third-party carriers and Vistar’s SKU variety to sell to customers whose order sizes are too small to be served effectively by our delivery network. Vistar also operates Merchant’s Marts locations, which are cash-and-carry operators where customers generally pick up orders rather than having them delivered.

Products and Services

We distribute more than 150,000 food and food-related products. These products include a full line of frozen foods, such as meats, fully prepared appetizers and entrees, fruits, vegetables, and desserts; a full line of canned and dry foods; fresh meats; dairy products; beverage products; imported specialties; fresh produce; and candy, snack, and other products. We also supply a wide variety of non-food items including paper products such as pizza boxes, disposable napkins, plates and cups; tableware such as china and silverware; cookware such as pots, pans, and utensils; restaurant and kitchen equipment and supplies; and cleaning supplies. We also provide our customers with value-added services, as described below, in the normal course of providing full-service distribution services.

Performance Brands. We offer our customers an extensive line of proprietary-branded products. We provide umbrella brands for our broadline distribution operation. Ridgecrest provides discerning chefs with the highest levels of quality and consistency. West Creek provides a level of quality, consistency, and value that we believe meets or exceeds national brand offerings. Silver Source provides core products that are value priced while satisfying customers’ specifications. We also have a number of specialty brands, such as Braveheart 100% Black Angus beef, Empire’s Treasure seafood, Brilliance premium shortenings and oils, Heritage Ovens baked goods, Village Garden salad dressings, Guest House premium teas and cocoas, Peak Fresh Produce, Allegiance Premium Pork, Ascend Beverages, and others. We also have an extensive line of products for use in the pizzeria and Italian restaurant business under the names Piancone, Roma, Assoluti, and others. We believe that these products are a major source of competitive advantage. We intend to continue to enhance our product offerings based on supplier advice, customer preferences, and data analysis using our data warehouse. Our Performance Brands enable us to offer customers an alternative to comparable national brands across a wide range of products and price points, which we believe also promotes customer loyalty. Our Performance Brands products are manufactured for us according to specifications that have been developed by our quality assurance team. In addition, our quality assurance team certifies the manufacturing and processing plants where these products are packaged, enforces our quality control standards, and identifies supply sources that satisfy our requirements.

National Brands. We offer our customers a broad selection of national brand products. We believe that these brands are attractive to Chain, Street, and other customers seeking recognized national brands in their operations.

We believe that distributing national brands has strengthened our relationships with many national suppliers who provide us with important sales and marketing support. These sales complement sales of our Performance Brand products.

Customer Brands. Some of our Chain customers, particularly those with national distribution, develop exclusive SKU specifications directly with suppliers and brand these SKUs. We purchase these SKUs directly from suppliers and receive them into our distribution centers, where they are mixed with other SKUs and delivered to the Chain customers’ locations.

Value-Added Services. We believe that prompt and accurate delivery of orders, close contact with customers, and the ability to provide a full array of products and services to assist customers in their foodservice operations are of primary importance in foodservice distribution. Our operating companies offer multiple deliveries per week to certain customer locations and have the capability of delivering special orders on short notice. Through our sales and marketing representatives and support staff, we monitor the needs of our customers and acquaint them with new products and services. Our operating companies also provide ancillary services relating to foodservice distribution, such as providing customers with electronic order-taking, payment, and other internet based services, various reports and other data, menu planning advice, food safety training, and assistance in inventory control, as well as access to various third-party services designed to add value to our customers’ businesses.

Refer to Note 19. Segment Information of Notes to Consolidated Financial Statements included in Part II, Item 8 for the sales mix for the Company’s principal product and service categories for each of the last three fiscal years.

Suppliers

We purchase from over 5,000 suppliers, none of which accounted for more than 4% of our aggregate purchases in fiscal 2016 or fiscal 2015. Many of our suppliers provide products to all three business segments, while others sell to only one segment. Our supplier base consists principally of large corporations that sell their national brands, our Performance Brands, and sometimes both. We also buy from smaller suppliers, particularly on a regional basis, and particularly those that specialize in produce and other perishable commodities. Many of our suppliers provide sales material and sales call support for the products that we purchase.

Pricing

Our pricing to customers is either set by contract with the customer or is priced at the time of order. If the price is by contract, then it is either based on a percentage markup over cost or a fixed markup per unit, and the unit may be expressed either in cases or pounds of product. If the pricing is set at time of order, the pricing is agreed to between our sales associate and the customer and is typically based on a product cost that fluctuates weekly or more frequently.

If contracts are based on a fixed markup per unit or pound, then our customers bear the risk of cost fluctuations during the contract life. In the case of a fixed markup percentage, we typically bear the risk of cost deflation or the benefit of cost inflation. If pricing is set at the time of order, we have the current cost of goods in our inventory and typically pass cost increases or decreases to our customers. We generally do not lock in or otherwise hedge commodity costs or other costs of goods sold except within certain customer contracts where the customer bears the risk of cost fluctuation. We believe that our pricing mechanisms provide us with significant insulation from fluctuations in the cost of goods that we sell. Our inventory turns, on average, approximately every three-and-a-half weeks, which further protects us from cost fluctuations.

We seek to minimize the effect of higher diesel fuel costs both by reducing fuel usage and by taking action to offset higher fuel prices. We reduce usage by designing more efficient truck routes and by increasing miles per gallon through on-board computers that monitor and adjust idling time and maximum speeds and through other technologies. In our Performance Foodservice and Vistar segments, we seek to manage fuel prices through diesel fuel surcharges to our customers and through the use of costless collars. As of July 2, 2016, we had collars in place for approximately 17% of the gallons we expect to use over the twelve months following July 2, 2016. These fuel collars do not qualify for hedge accounting treatment for reasons discussed in our financial statement footnotes. Therefore, these collars are recorded at fair value as either an asset or liability on the balance sheet. Any changes in fair value are recorded in the period of the change as unrealized gains or losses on fuel hedging instruments. In our PFG Customized segment, we have limited exposure to fuel costs since our sales contracts largely transfer fuel price volatility to our customers.

Competition

The foodservice distribution industry is highly competitive. Certain of our competitors have greater financial and other resources than we do. Furthermore, there are two larger broadline distributors with national footprints. In addition, there are numerous smaller regional, local, and specialty distributors. These smaller distributors often align themselves with other smaller distributors through purchasing cooperatives and marketing groups to enhance their geographic reach, private label offerings, overall purchasing power, cost efficiencies and to assemble delivery networks for national or multi-regional distribution. We often do not have exclusive service agreements with our customers and our customers may switch to other distributors if those distributors can offer lower prices, differentiated products, or customer service that is perceived to be superior. We believe that most purchasing decisions in the foodservice business are based on the quality and price of the product and a distributor’s ability to fill orders completely and accurately and to provide timely deliveries.

We believe we have a competitive advantage over smaller regional and local broadline distributors through economies of scale in purchasing and procurement, which allow us to offer a broad variety of products (including our proprietary Performance Brands) at competitive prices to our customers. Our customers benefit from our ability to provide them with extensive geographic coverage as they continue to grow. We believe we also benefit from supply chain efficiency, including a growing inbound logistics backhaul network that uses our collective distribution network to deliver inbound products across business segments; best practices in warehousing, transportation, and risk management; the ability to benefit from the scale of our purchases of items not for resale, such as trucks, construction materials, insurance, banking relationships, healthcare, and material handling equipment; and the ability to optimize our networks so that customers are served from the most efficient distribution centers, which minimizes the cost of delivery. We believe these efficiencies and economies of scale will provide opportunities for improvements in our operating margins when combined with incremental fixed-cost advantage.

Seasonality

Historically, the food-away-from-home and foodservice distribution industries are seasonal, with lower profit in the first and third quarters of each calendar year. Consequently, we typically experience lower operating profit during our first and third fiscal quarters, depending on the timing of acquisitions.

Information Systems

We operate three principal systems that are customized versions of commercial products. These systems span operational functions including procurement, receiving, warehouse and inventory management, and order processing. All three principal systems feed financial systems that differ by segment. These financial systems in turn feed into a single consolidation system for financial and managerial reporting. In addition, we continue to invest into what we believe are “best in breed” systems to optimize our business performance. These systems include our sales force laptops and order entry systems, inbound logistics, and our “pay for performance” systems in warehouse stock replenishment and order selection, delivery loading, routing, driver performance, and sales force productivity.

Employees

As of July 2, 2016, we had more than 13,000 full-time employees. As of July 2, 2016, unions represented approximately 850 of our employees. We have entered into nine collective bargaining and similar agreements with respect to our unionized employees. We believe that we have good relations with both union and non-union employees and we strive to be well regarded in the communities in which we operate. We have not had any material work stoppages or lockouts in the last five years. Our agreements with our union employees expire at various times to 2025. See “Item 1A.—Risk Factors—Risks Relating to Our Business and Industry—We face risks relating to labor relations and the availability of qualified labor.”

We have recently made investments to increase the size of our sales force and currently employ over 2,000 sales associates who are dedicated to serving our customers. Our typical sales representative calls on customers in their place of business on a periodic basis, usually weekly, to ascertain customer product needs, to help manage the customer’s inventory, and to discuss new products and other business. These sales representatives are supported by customer services representatives who work in the local market and assist customers in a variety of ways; business development managers, who help sales representatives prospect for new business; and category managers and specialists who asset sales representatives and customers with product specific knowledge. All of our segments have a multi-unit, or Chain, sales force who call on regional and national customers.

Insurance

We maintain high-deductible insurance programs covering portions of general and vehicle liability and workers’ compensation. The amounts in excess of the deductibles are insured by third-party insurance carriers, subject to certain limitations and exclusions. We also maintain self-funded group medical insurance. In addition, we maintain property, business and casualty insurance that we believe accords with customary foodservice industry practice. We cannot predict whether this insurance will be adequate to cover all potential hazards incidental to our business.

Regulation

Our operations are subject to regulation by state and local health departments, the USDA, and the FDA, which generally impose standards for product quality and sanitation and are responsible for the administration of recent bioterrorism legislation affecting the foodservice industry. These government authorities regulate, among other things, the processing, packaging, storage, distribution, advertising, and labeling of our products. In 2010, the FDA Food Safety Modernization Act, or the “FSMA,” was enacted. The FSMA represents a significant expansion of food safety requirements and FDA food safety authorities and, among other things, requires that the FDA impose comprehensive, prevention-based controls across the food supply chain, further regulates food products imported into the United States, and provides the FDA with mandatory recall authority. The FSMA requires the FDA to undertake numerous rulemakings and to issue numerous guidance documents, as well as reports, plans, standards, notices, and other tasks. As a result, implementation of the legislation is ongoing and likely to take several years. Our seafood operations are also specifically regulated by federal and state laws, including those administered by the National Marine Fisheries Service, established for the preservation of certain species of marine life, including fish and shellfish. Our processing and distribution facilities must be registered with the FDA biennially and are subject to periodic government agency inspections. State and/or federal authorities generally inspect our facilities at least annually. The Federal Perishable Agricultural Commodities Act, which specifies standards for the sale, shipment, inspection, and rejection of agricultural products, governs our relationships with our fresh food suppliers with respect to the grading and commercial acceptance of product shipments. We are also subject to regulation by state authorities for the accuracy of our weighing and measuring devices. Our suppliers are also subject to similar regulatory requirements and oversight.

The failure to comply with applicable regulatory requirements could result in, among other things, administrative, civil, or criminal penalties or fines, mandatory or voluntary product recalls, warning or untitled letters, cease and desist orders against operations that are not in compliance, closure of facilities or operations, the loss, revocation, or modification of any existing licenses, permits, registrations, or approvals, or the failure to obtain additional licenses, permits, registrations, or approvals in new jurisdictions where we intend to do business, any of which could have a material adverse effect on our business, financial condition, or results of operations. These laws and regulations may change in the future and we may incur material costs in our efforts to comply with current or future laws and regulations or in any required product recalls.

Our operations are subject to a variety of federal, state, and local laws and other requirements relating to the protection of the environment and the safety and health of personnel and the public. These include requirements regarding the use, storage, and disposal of solid and hazardous materials and petroleum products, including food processing wastes, the discharge of pollutants into the air and water, and worker safety and health practices and procedures. In order to comply with environmental, health, and safety requirements, we may be required to spend money to monitor, maintain, upgrade, or replace our equipment; plan for certain contingencies; acquire or maintain environmental permits; file periodic reports with regulatory authorities; or investigate and clean up contamination. We operate and maintain vehicle fleets, and some of our distribution centers have regulated underground and aboveground storage tanks for diesel fuel and other petroleum products. Some jurisdictions in which we operate have laws that affect the composition and operation of our truck fleet, such as limits on diesel emissions and engine idling. A number of our facilities have ammonia- or freon-based refrigeration systems, which could cause injury or environmental damage if accidentally released, and many of our distribution centers have propane or battery powered forklifts. Proposed or recently enacted legal requirements, such as those requiring the phase-out of certain ozone-depleting substances and proposals for the regulation of greenhouse gas emissions, may require us to upgrade or replace equipment, or may increase our transportation or other operating costs. To date, our cost of compliance with environmental, health, and safety requirements has not been material. The discovery of contamination for which we are responsible, any accidental release of regulated materials, the enactment of new laws and regulations, or changes in how existing requirements are enforced could require us to incur additional costs or subject us to unexpected liabilities.

The Surface Transportation Board and the Federal Highway Administration regulate our trucking operations. In addition, interstate motor carrier operations are subject to safety requirements prescribed in the U.S. Department of Transportation and other relevant federal and state agencies. Such matters as weight and dimension of equipment are also subject to federal and state regulations. We believe that we are in substantial compliance with applicable regulatory requirements relating to our motor carrier operations. Failure to comply with the applicable motor carrier regulations could result in substantial fines or revocation of our operating permits.

Our Segments

Performance Foodservice. Performance Foodservice is a leading U.S. foodservice distributor with substantial scale along the Eastern Seaboard and in the Southeast. Performance Foodservice operates a network of 25 broadline distribution centers, which supply a “broad line” of products, and 10 Roma distribution centers, which specialize in supplying independent pizzerias and other Italian-themed restaurants. Each of these distribution centers, which we refer to as operating companies or “OpCos,” is run by a business team who understands the local markets and the needs of its particular customers and who is empowered to make decisions on how best to serve them. This segment serves over 85,000 customer locations with over 125,000 food and food-related products.

We offer our customers a broad product assortment that ranges from “center-of-the-plate” items (such as beef, pork, poultry, and seafood), frozen foods, refrigerated products, and dry groceries to disposables, cleaning and kitchen supplies, and related products used by our customers. In addition to the products we offer, we provide value-added services by enabling our customers to benefit from our industry knowledge, scale, and expertise in the areas of product selection and procurement, menu development, and operational strategy.

We classify our customers under two major categories: “Street” and multi-unit “Chain.” Street customers predominantly consist of independent restaurants. Chain customers are multi-unit restaurants with five or more locations, which include fine dining, family and casual dining, fast casual, and quick serve restaurants, as well as hotels, healthcare facilities, and other multi-unit institutional customers. Street customers utilize more of our value-added services, particularly in the areas of product selection and procurement, market trends, menu development, and operational strategy. Street customer purchases typically generate greater gross profit per case compared to sales to Chain customers.

Our products consist of our proprietary-branded products, or “Performance Brands,” as well as nationally-branded products and products bearing our customers’ brands. Our Performance Brands typically generate higher gross profit per case than other brands.

PFG Customized. PFG Customized is a leading national distributor to the family and casual dining channel. We serve over 5,000 customer locations across the United States from nine distribution centers that provide tailored supply chain solutions to our customers. Our network of distribution centers was developed around our customers and is strategically positioned to provide an efficient supply chain across both inbound and outbound logistics. PFG Customized’s product offerings are determined by each of our customers’ specific menu requirements. We also provide customers with value-added services, such as expertise in fresh product distribution, logistics management, procurement management, and information system interfaces, which enable our customers to run their businesses efficiently.

We serve many of the most recognizable family and casual dining restaurant chains, including Bonefish Grill, Carrabba’s Italian Grill, Chili’s, Cracker Barrel, Joe’s Crab Shack, O’Charley’s, Outback Steakhouse, Ruby Tuesday, and TGI Friday’s, and we have recently entered into an agreement to begin serving Red Lobster in fiscal 2017. PFG Customized’s five largest family and casual dining customers have been with us for an average of more than 15 years. Cracker Barrel was PFG Customized’s first customer and grew from a substantial regional account served by Performance Foodservice to an account whose needs are best served by customized distribution. PFG Customized recently began to utilize its distribution platform to serve fast casual chains such as Fuzzy’s Taco Shop and PDQ, as well as quick serve chains including Church’s Chicken and Wendy’s.

Vistar. Vistar is a leading national distributor of candy, snacks, and beverages to vending and office coffee service distributors, big box retailers, theaters, and hospitality providers. The segment provides national distribution of approximately 20,000 different SKUs of candy, snacks, beverages, and other items to approximately 60,000 customer locations from our network of 27 Vistar OpCos and nine Merchant’s Marts locations. Merchant’s Marts are cash-and-carry operators where customers generally pick up orders rather than having them delivered. Vistar’s scale in these channels enhances our ability to procure a broad variety of products for our customers. Vistar OpCos deliver to vending and office coffee service distributors and directly to most theaters and some other locations. The distribution model also includes a “pick and pack” capability, which utilizes third-party carriers and Vistar’s SKU variety to sell to customers whose order sizes are too small to be served effectively by our delivery network. We believe these capabilities, in conjunction with the breadth of our inventory, are differentiating and allow us to serve many distinct customer types. Vistar has successfully built upon our national platform to broaden the channels we serve to include hospitality venues, concessionaires, airport gift shops, college book stores, corrections facilities, and impulse locations in big box retailers such as Home Depot, Dollar Tree, Staples, and others.

Refer to Note 19. Segment Information of Notes to Consolidated Financial Statements included in Part II, Item 8 for financial information about our segments.

Available Information

We file annual, quarterly and special reports and other information with the SEC. Our filings with the SEC are available to the public on the SEC’s website at www.sec.gov. Those filings are also available to the public on, or accessible through, our website for free via the “Investors” section at www.pfgc.com. The information we file with the SEC or contained on or accessible through our corporate website or any other website that we may maintain is not incorporated by reference herein and is not part of this Annual Report on Form 10-K.

Website and Social Media Disclosure

We use our website (www.pfgc.com) and our corporate Facebook account as channels of distribution of company information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. In addition, you may automatically receive e-mail alerts and other information about PFG when you enroll your e-mail address by visiting the “Email Alerts” section of our website at investors.pfgc.com. The contents of our website and social media channels are not, however, a part of this Annual Report on Form 10-K.

Item 1A. Risk Factors

Risks Relating to Our Business and Industry

Competition in our industry is intense, and we may not be able to compete successfully.

The foodservice distribution industry is highly competitive. Certain of our competitors have greater financial and other resources than we do. Furthermore, there are two larger broadline distributors, Sysco and US Foods, with national footprints. In addition, there are numerous regional, local, and specialty distributors. These smaller distributors often align themselves with other smaller distributors through purchasing cooperatives and marketing groups to enhance their geographic reach, private label offerings, overall purchasing power, cost efficiencies and to assemble delivery networks for national or multi-regional distribution. We often do not have exclusive service agreements with our customers and our customers may switch to other distributors if those distributors can offer lower prices, differentiated products, or customer service that is perceived to be superior. We believe that most purchasing decisions in the foodservice business are based on the quality and price of the product and a distributor’s ability to fill orders completely and accurately and provide timely deliveries. We cannot assure you that our current or potential competitors will not provide products or services that are comparable or superior to those provided by us or adapt more quickly than we do to evolving trends or changing market requirements. Accordingly, we cannot assure you that we will be able to compete effectively against current and future competitors, and increased competition may result in price reductions, reduced gross margins, and loss of market share, any of which could materially adversely affect our business, financial condition, or results of operations.

We operate in a low margin industry, which could increase the volatility of our results of operations.

Similar to other resale-based industries, the foodservice distribution industry is characterized by relatively low profit margins. These low profit margins tend to increase the volatility of our reported net income since any decline in our net sales or increase in our costs that is small relative to our total net sales or costs may have a large impact on our net income (loss).

We may not realize anticipated benefits from our cost reduction and productivity improvement efforts, including our Winning Together program.

We have implemented a number of cost reduction and productivity improvement initiatives that we believe are necessary to position our business for future success and growth, including our Winning Together program. Our future success and earnings growth depend upon our ability to achieve a lower cost structure and to operate efficiently in the highly competitive foodservice distribution industry, particularly in an environment of increased competitive activity and reduced profitability. A variety of factors could cause us not to realize some of the expected cost savings and productivity enhancements, including, among other things, difficulties in implementation, delays in the anticipated timing of activities related to our cost savings initiatives, lack of sustainability in cost savings over time, and unexpected costs associated with operating our business. If we are unable to realize the anticipated benefits from our cost cutting and productivity improvement efforts, including our Winning Together program, we could become cost disadvantaged in the marketplace, which could adversely affect our competitiveness and our profitability. Furthermore, even if we realize the anticipated benefits of our cost reduction and productivity improvement efforts, we may experience an adverse impact on our employees, customers, suppliers, and purchasing partners that could adversely affect our business, financial condition, or results of operations.

Cost inflation or deflation could affect the value of our inventory and our financial results.

We make a significant portion of our sales at prices that are based on the cost of products we sell plus a percentage markup. As a result, volatile food costs may have a direct impact upon our profitability. Our profit levels may be negatively affected during periods of product cost deflation, even though our gross profit percentage may remain relatively constant or even increase. Prolonged periods of product cost inflation also may have a negative impact on our profit margins and earnings to the extent such product cost increases are not passed on to customers because of their resistance to higher prices. Furthermore, our business model requires us to maintain an inventory of products, and changes in price levels between the time that we acquire inventory from our suppliers and the time we sell the inventory to our customers could lead to unexpected shifts in demand for our products or could require us to sell inventory at lesser profit or a loss. In addition, product cost inflation may negatively affect consumer discretionary spending decisions within our customers’ establishments, which could impact our sales. Our inability to quickly respond to inflationary and deflationary cost pressures could have a material adverse impact on our business, financial condition, or results of operations.

Many of our customers are not obligated to continue purchasing products from us.

Many of our customers buy from us pursuant to individual purchase orders, and we often do not enter into long-term agreements with these customers. Because such customers are not obligated to continue purchasing products from us, we cannot assure you that the volume and/or number of our customers’ purchase orders will remain constant or increase or that we will be able to maintain our existing customer base. Significant decreases in the volume and/or number of our customers’ purchase orders or our inability to retain or grow our current customer base may have a material adverse effect on our business, financial condition, or results of operations.

Group purchasing organizations may become more active in our industry and increase their efforts to add our customers as members of these organizations.

Some of our customers, particularly our larger customers, purchase their products from us through group purchasing organizations, or “GPOs,” in an effort to lower the prices paid by these customers on their foodservice orders, and we have experienced some pricing pressure from these purchasers. These GPOs have also made efforts to include smaller, independent restaurants. If these GPOs are able to add a significant number of our customers as members, we may be forced to lower the prices we charge these customers in order to retain the business, which would negatively affect our business, financial condition, or results of operations. Additionally, if we were unable or unwilling to lower the prices we charge for our products to a level that was satisfactory to the GPOs, we may lose the business of those of our customers that are members of these organizations, which could have a material adverse impact on our business, financial condition, or results of operations

Changes in consumer eating habits could materially and adversely affect our business, financial condition, or results of operations.

Changes in consumer eating habits (such as a decline in consuming food away from home, a decline in portion sizes, or a shift in preferences toward restaurants that are not our customers) could reduce demand for our products. Consumer eating habits could be affected by a number of factors, including changes in attitudes regarding diet and health or new information regarding the health effects of consuming certain foods. If consumer eating habits change significantly, we may be required to modify or discontinue sales of certain items in our product portfolio, and we may experience higher costs associated with the implementation of those changes. Changing consumer eating habits may reduce the frequency with which consumers purchase meals outside of the home. Additionally, changes in consumer eating habits may result in the enactment of laws and regulations that affect the ingredients and nutritional content of our food products, or laws and regulations requiring us to disclose the nutritional content of our food products. Compliance with these laws and regulations, as well as others regarding the ingredients and nutritional content of our food products, may be costly and time-consuming. We cannot make any assurances regarding our ability to effectively respond to changes in consumer health perceptions or resulting new laws or regulations or to adapt our menu offerings to trends in eating habits.

Extreme weather conditions and natural disasters may interrupt our business or our customers’ businesses, which could have a material adverse effect on our business, financial condition, or results of operations.

Many of our facilities and our customers’ facilities are located in areas that may be subject to extreme and occasionally prolonged weather conditions, including, but not limited to, hurricanes, blizzards, and extreme heat or cold. Such extreme weather conditions may interrupt our operations and reduce the number of consumers who visit our customers’ facilities in such areas. Furthermore, such extreme weather conditions may interrupt or impede access to our customers’ facilities, all of which could have a material adverse effect on our business, financial condition, or results of operations.

We rely on third-party suppliers, and our business may be affected by interruption of supplies or increases in product costs.

We obtain substantially all of our foodservice and related products from third-party suppliers. We typically do not have long-term contracts with our suppliers. Although our purchasing volume can sometimes provide an advantage when dealing with suppliers, suppliers may not provide the foodservice products and supplies needed by us in the quantities and at the prices requested. Our suppliers may also be affected by higher costs to source or produce and transport food products, as well as by other related expenses that they pass through to their customers, which could result in higher costs for the products they supply to us. Because we do not control the actual production of most of the products we sell, we are also subject to material supply chain interruptions, delays caused by interruption in production, and increases in product costs, including those resulting from product recalls or a need to find alternate materials or suppliers, based on conditions outside our control. These conditions include work slowdowns, work interruptions, strikes or other job actions by employees of suppliers, weather conditions or more prolonged climate change, crop conditions, water shortages, transportation interruptions, unavailability of fuel or increases in fuel costs, competitive demands, contamination with mold, bacteria or other contaminants, and natural disasters or other catastrophic events, including, but not limited to, the outbreak of e. coli or similar food borne illnesses or bioterrorism in the United States. Our inability to obtain adequate supplies of foodservice and related products as a result of any of the foregoing factors or otherwise could mean that we could not fulfill our obligations to our customers and, as a result, our customers may turn to other distributors. Our inability to anticipate and react to changing food costs through our sourcing and purchasing practices in the future could have a material adverse effect on our business, financial condition, or results of operations.

We face risks relating to labor relations, labor costs, and the availability of qualified labor.

As of July 2, 2016, we had more than 13,000 employees of whom approximately 850 were members of local unions associated with the International Brotherhood of Teamsters or other unions. Although our labor contract negotiations have in the past generally taken place with the local union representatives, we may be subject to increased efforts to engage us in multi-unit bargaining that could subject us to the risk of multi-location labor disputes or work stoppages that would place us at greater risk of being materially adversely affected by labor disputes. In addition, labor organizing activities could result in additional employees becoming unionized, which could result in higher labor costs. Although we have not experienced any significant labor disputes or work stoppages in recent history, and we believe we have satisfactory relationships with our employees, including those who are union members, increased unionization or a work stoppage because of our failure to renegotiate union contracts could have a material adverse effect on us.

Further, potential changes in labor legislation, including the Employee Free Choice Act of 2016, or “EFCA,” could result in portions of our workforce, such as our delivery personnel, being subjected to greater organized labor influence. The EFCA could affect the nature of labor relations in the United States and how union elections and contract negotiations are conducted. The EFCA aims to facilitate unionization, and employers of unionized employees may face mandatory, binding arbitration of labor scheduling, costs, and standards, which could increase the costs of doing business. EFCA or similar labor legislation could have an adverse effect on our business, financial condition, or results of operations by imposing requirements that could potentially increase costs and reduce our operating flexibility.

We are subject to a wide range of labor costs. Because our labor costs are, as a percentage of net sales, higher than many other industries, we may be significantly harmed by labor cost increases. In addition, labor is a significant cost of many of our customers in the U.S. food-away-from-home industry. Any increase in their labor costs, including any increases in costs as a result of increases in minimum wage requirements, could reduce the profitability of our customers and reduce demand for our products.

We rely heavily on our employees, particularly drivers, and any shortage of qualified labor could significantly affect our business. Our recruiting and retention efforts and efforts to increase productivity may not be successful and we could encounter a shortage of qualified drivers in future periods. Any such shortage would decrease our ability to serve our customers effectively. Such a shortage would also likely lead to higher wages for employees and a corresponding reduction in our profitability.

Further, we continue to assess our healthcare benefit costs. Despite our efforts to control costs while still providing competitive healthcare benefits to our associates, significant increases in healthcare costs continue to occur, and we can provide no assurance that our cost containment efforts in this area will be effective. Because of the breadth and complexity of federal healthcare legislation and the staggered implementation of its provisions and corresponding regulations, it is difficult to predict the overall impact of healthcare legislation on our business over the coming years. These changes may require us to change the health benefits that we offer to our employees or may increase the cost of healthcare in general. If we are unable to raise our prices or cut other costs to cover this expense, such increases in expenses could materially reduce our operating profit. Our distributors and suppliers also may be affected by higher minimum wage and benefit standards, which could result in higher costs for goods and services supplied to us.

Fluctuations in fuel costs and other transportation costs could harm our business.

The high cost of fuel can negatively affect consumer confidence and discretionary spending and, as a result, reduce the frequency and amount spent by consumers within our customers’ establishments for food away from home. The high cost of fuel and other transportation related costs, such as tolls, fuel taxes, and license and registration fees, can also increase the price we pay for products as well as the costs incurred by us to deliver products to our customers. Furthermore, both the price and supply of fuel are unpredictable and fluctuate based on events outside our control, including geopolitical developments, supply and demand for oil and gas, actions by the Organization of Petroleum Exporting Countries and other oil and gas producers, war and unrest in oil producing countries and regions, regional production patterns, and environmental concerns. These factors in turn could have a material adverse effect on our sales, margins, operating expenses, or results of operations.

From time to time, we may enter into arrangements to manage our exposure to fuel costs. Such arrangements, however, may not be effective and may result in us paying higher than market costs for a portion of our fuel. In addition, while we have been successful in the past in implementing fuel surcharges to offset fuel cost increases, we may not be able to do so in the future.

In addition, compliance with current and future environmental laws and regulations relating to carbon emissions and the effects of global warming can be expected to have a significant impact on our transportation costs and could have a material adverse effect on our business, financial condition, or results of operations.

If one or more of our competitors implements a lower cost structure, they may be able to offer lower prices to customers and we may be unable to adjust our cost structure in order to compete profitably.

Over the last several decades, the retail food industry has undergone significant change as companies such as Wal-Mart and Costco have developed a lower cost structure to provide their customer base with an everyday low-cost product offering. As a large-scale foodservice distributor, we have similar strategies to remain competitive in the marketplace by reducing our cost structure. However, if one or more of our competitors in the foodservice distribution industry adopted an everyday low price strategy, we would potentially be pressured to lower prices to our customers and would need to achieve additional cost savings to offset these reductions. We may be unable to change our cost structure and pricing practices rapidly enough to successfully compete in such an environment.

If we fail to increase our sales in the highest margin portions of our business, our profitability may suffer.

Foodservice distribution is a relatively low margin industry. The most profitable customers within the foodservice distribution industry are generally Street customers. In addition, our most profitable products are our Performance Brands. We typically provide a higher level of services to our Street customers and are able to earn a higher operating margin on sales to Street customers. Street customers are also more likely to purchase our Performance Brands. Our ability to continue to penetrate this key customer type is critical to achieving increased operating profits. Changes in the buying practices of Street customers or decreases in our sales to Street customers or a decrease in the sales of our Performance Brands could have a material adverse effect on our business, financial condition, or results of operations.

Changes in pricing practices of our suppliers could negatively affect our profitability.

Foodservice distributors have traditionally generated a significant percentage of their gross margins from promotional allowances paid by their suppliers. Promotional allowances are payments from suppliers based upon the efficiencies that the distributor provides to its suppliers through purchasing scale and through marketing and merchandising expertise. Promotional allowances are a standard practice among suppliers to foodservice distributors and represent a significant source of profitability for us and our competitors. Any change in such practices that results in the reduction or elimination of promotional allowances could be disruptive to us and the industry as a whole and could have a material adverse effect on our business, financial condition, or results of operations.

Our growth strategy may not achieve the anticipated results.

Our future success will depend on our ability to grow our business, including through increasing our Street sales, expanding our Performance Brands, making strategic acquisitions, and achieving improved operating efficiencies as we continue to expand and diversify our customer base. Our growth and innovation strategies require significant commitments of management resources and capital investments and may not grow our net sales at the rate we expect or at all. As a result, we may not be able to recover the costs incurred in developing our new projects and initiatives or to realize their intended or projected benefits, which could have a material adverse effect on our business, financial condition, or results of operations.

We may not be able to realize benefits of acquisitions or successfully integrate the businesses we acquire.

From time to time, we acquire businesses that broaden our customer base, and/or increase our capabilities and geographic reach. If we are unable to integrate acquired businesses successfully or to realize anticipated economic, operational, and other benefits and synergies in a timely manner, our profitability could be adversely affected. Integration of an acquired business may be more difficult when we acquire a business in a market in which we have limited expertise or with a company culture different from ours. A significant expansion of our business and operations, in terms of geography or magnitude, could strain our administrative and operational resources. Additionally, we may be unable to retain qualified management and other key personnel employed by acquired companies and may fail to build a network of acquired companies in new markets. We could face significantly greater competition from broadline foodservice distributors in these markets than we face in our existing markets.

We also regularly evaluate opportunities to acquire other companies. To the extent our future growth includes acquisitions, we cannot assure you that we will be able to obtain any necessary financing for such acquisitions, consummate such potential acquisitions effectively, effectively and efficiently integrate any acquired entities, or successfully expand into new markets.

Our business is subject to significant governmental regulation, and costs or claims related to these requirements could adversely affect our business.

Our operations are subject to regulation by state and local health departments, the U.S. Department of Agriculture, and the Food and Drug Administration, or the “FDA,” which generally impose standards for product quality and sanitation and are responsible for the administration of recent bioterrorism legislation affecting the foodservice industry. These government authorities regulate, among other things, the processing, packaging, storage, distribution, advertising, and labeling of our products. In 2010, the FDA Food Safety Modernization Act, or the “FSMA,” was enacted. The FSMA represents a significant expansion of food safety requirements and FDA food safety authorities and, among other things, requires that the FDA impose comprehensive, prevention-based controls across the food supply, further regulates food products imported into the United States, and provides the FDA with mandatory recall authority. Our seafood operations are also specifically regulated by federal and state laws, including those administered by the National Marine Fisheries Service, established for the preservation of certain species of marine life, including fish and shellfish. Our processing and distribution facilities must be registered with the FDA biennially and are subject to periodic government agency inspections. State and/or federal authorities generally inspect our facilities at least annually. The Federal Perishable Agricultural Commodities Act, which specifies standards for the sale, shipment, inspection, and rejection of agricultural products, governs our relationships with our fresh food suppliers with respect to the grading and commercial acceptance of product shipments. We are also subject to regulation by state authorities for the accuracy of our weighing and measuring devices. Additionally, the Surface Transportation Board and the Federal Highway Administration regulate our trucking operations, and interstate motor carrier operations are subject to safety requirements prescribed by the U.S. Department of Transportation and other relevant federal and state agencies. Our suppliers are also subject to similar regulatory requirements and oversight. The failure to comply with applicable regulatory requirements could result in, among other things, administrative, civil, or criminal penalties or fines; mandatory or voluntary product recalls; warning or untitled letters; cease and desist orders against operations that are not in compliance; closure of facilities or operations; the loss, revocation, or modification of any existing licenses, permits, registrations, or approvals; or the failure to obtain additional licenses, permits, registrations, or approvals in new jurisdictions where we intend to do business, any of which could have a material adverse effect on our business, financial condition, or results of operations. These laws and regulations may change in the future and we may incur material costs in our efforts to comply with current or future laws and regulations or in any required product recalls.

In addition, our operations are subject to various federal, state, and local laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants into the air, soil, and water; the management and disposal of solid and hazardous materials and wastes; employee exposure to hazards in the workplace; and the investigation and remediation of contamination resulting from releases of petroleum products and other regulated materials. In the course of our operations, we operate, maintain, and fuel fleet vehicles; store fuel in on-site above and underground storage tanks; operate refrigeration systems, and use and dispose of hazardous substances and food wastes. We could incur substantial costs, including fines or penalties and third-party claims for property damage or personal injury, as a result of any violations of environmental or workplace safety laws and regulations or releases of regulated materials into the environment. In addition, we could incur investigation, remediation, or other costs related to environmental conditions at our currently or formerly owned or operated properties. Additionally, concern over climate change, including the impact of global warming, has led to significant U.S. and international legislative and regulatory efforts to limit greenhouse gas emissions. Increased regulation regarding greenhouse gas emissions, especially diesel engine emissions, could impose substantial costs upon us. These costs include an increase in the cost of the fuel and other energy we purchase and capital costs associated with updating or replacing our vehicles prematurely.

If the products we distribute are alleged to cause injury or illness or fail to comply with governmental regulations, we may need to recall our products and may experience product liability claims.

The products we distribute may be subject to product recalls, including voluntary recalls or withdrawals, if they are alleged to cause injury or illness or if they are alleged to have been mislabeled, misbranded, or adulterated or to otherwise be in violation of governmental regulations. We may also voluntarily recall or withdraw products that we consider not to meet our quality standards, whether for taste, appearance, or otherwise, in order to protect our brand and reputation. If there is any future product withdrawal that could result in substantial and unexpected expenditures, destruction of product inventory, damage to our reputation, and lost sales because of the unavailability of the product for a period of time, our business, financial condition, or results of operations may be materially adversely affected.

We also may be subject to product liability claims if the consumption or use of our products is alleged to cause injury or illness. While we carry product liability insurance, our insurance may not be adequate to cover all liabilities we may incur in connection with product liability claims. For example, punitive damages may not be covered by insurance. In addition, we may not be able to continue to maintain our existing insurance, to obtain comparable insurance at a reasonable cost, if at all, or to secure additional coverage, which may result in future product liability claims being uninsured. If there is a product liability judgment against us or a settlement agreement related to a product liability claim, our business, financial condition, or results of operations may be materially adversely affected.

We rely heavily on technology in our business and any technology disruption or delay in implementing new technology could adversely affect our business.

The foodservice distribution industry is transaction intensive. Our ability to control costs and to maximize profits, as well as to serve customers effectively, depends on the reliability of our information technology systems and related data entry processes. We rely on software and other technology systems, some of which are managed by third-party service providers, to manage significant aspects of our business, including making purchases, processing orders, managing our warehouses, loading trucks in the most efficient manner, and optimizing the use of storage space. The failure of our information technology systems to perform as we anticipate could disrupt our business and could result in transaction errors, processing inefficiencies, and the loss of sales and customers, causing our business and results of operations to suffer. In addition, our information technology systems may be vulnerable to damage or interruption from circumstances beyond our control, including fire, natural disasters, power outages, systems failures, security breaches, cyber attacks, and viruses. While we have invested and continue to invest in technology security initiatives and disaster recovery plans, these measures cannot fully insulate us from technology disruption that could result in adverse effects on our operations and profits.

Information technology systems evolve rapidly and in order to compete effectively we are required to integrate new technologies in a timely and cost effective manner. If competitors implement new technologies before we do, allowing such competitors to provide lower priced or enhanced services of superior quality compared to those we provide, this could have an adverse effect on our operations and profits.

A cyber-security incident or other technology disruptions could negatively affect our business and our relationships with customers.

We rely upon information technology networks and systems to process, transmit, and store electronic information, and to manage or support virtually all of our business processes and activities. We also use mobile devices, social networking, and other online activities to connect with our employees, suppliers, business partners, and customers. These uses give rise to cybersecurity risks, including security breach, espionage, system disruption, theft, and inadvertent release of information. Our business involves the storage and transmission of numerous classes of sensitive and/or confidential information and intellectual property, including customers’ and suppliers’ personal information, private information about employees, and financial and strategic information about us and our business partners. Additionally, while we have implemented measures to prevent security breaches and other cyber incidents, our preventative measures and incident response efforts may not be entirely effective. The theft, destruction, loss, misappropriation, release of sensitive and/or confidential information or intellectual property, or interference with our information technology systems or the technology systems of third parties on which we rely could result in business disruption, negative publicity, brand damage, violation of privacy laws, loss of customers, potential liability, and competitive disadvantage.

We may be subject to or affected by product liability claims relating to products we distribute.

We, like any other seller of food, may be exposed to product liability claims in the event that the use of products we sell causes injury or illness. While we believe we have sufficient primary and excess umbrella liability insurance with respect to product liability claims we cannot assure you that our limits are sufficient to cover all our liabilities or that we will be able to obtain replacement insurance on comparable terms, and any replacement insurance or our current insurance may not continue to be available at a reasonable cost, or, if available, may not be adequate to cover all of our liabilities. We generally seek contractual indemnification and insurance coverage from parties supplying products to us, but this indemnification or insurance coverage is limited, as a practical matter, to the creditworthiness of the indemnifying party and the insured limits of any insurance provided by suppliers. If we do not have adequate insurance or contractual indemnification available, product liability relating to defective products could adversely affect our profitability.

Adverse judgments or settlements resulting from legal proceedings in which we may be involved in the normal course of our business could reduce our profits or limit our ability to operate our business.

In the normal course of our business, we are involved in various legal proceedings. The outcome of these proceedings cannot be predicted. If any of these proceedings were to be determined adversely to us or a settlement involving a payment of a material sum of money were to occur, it could materially and adversely affect our profits or ability to operate our business. Additionally, we could become the subject of future claims by third parties, including our employees; suppliers, customers, and other counterparties; our investors; or regulators. Any significant adverse judgments or settlements would reduce our profits and could limit our ability to operate our business. Further, we may incur costs related to claims for which we have appropriate third-party indemnity, but such third parties fail to fulfill their contractual obligations.

Adverse publicity about us, lack of confidence in our products or services, and other risks could negatively affect our reputation and affect our business.

Maintaining a good reputation and public confidence in the safety of the products we distribute or services we provide is critical to our business, particularly to selling our Performance Brands products. Anything that damages our reputation, or the public’s confidence in our products, services, facilities, delivery fleet, operations, or employees, whether or not justified, including adverse publicity about the quality, safety, or integrity of our products, could quickly affect our net sales and profits. Reports, whether true or not, of food-borne illnesses or harmful bacteria (such as e. coli, bovine spongiform encephalopathy, hepatitis A, trichinosis, listeria, or salmonella) and injuries caused by food tampering could also severely injure our reputation or negatively affect the public’s confidence in our products. We may need to recall our products if they become adulterated. If patrons of our restaurant customers become ill from food-borne illnesses, our customers could be forced to temporarily close restaurant locations and our sales would be correspondingly decreased. In addition, instances of food-borne illnesses, food tampering, or other health concerns, such as flu epidemics or other pandemics, even those unrelated to the use of our products, or public concern regarding the safety of our products, can result in negative publicity about the foodservice distribution industry and cause our sales to decrease dramatically. In addition, a widespread health epidemic or food-borne illness, whether or not related to the use of our products, as well as terrorist events may cause consumers to avoid public gathering places, like restaurants, or otherwise change their eating behaviors. Health concerns and negative publicity may harm our results of operations and damage the reputation of, or result in a lack of acceptance of, our products or the brands that we carry or the services that we provide.

Our participation in a “multiemployer” pension plan could give rise to significant expenses and liabilities in the future.

We participate in a “multiemployer” pension plan administered by a labor union representing some of our employees. We make periodic contributions to the plan to allow the plan to meet its pension benefit obligations to its participants. In the ordinary course of our renegotiation of collective bargaining agreements with the labor union that maintains the plan, we could decide to discontinue participation in the plan, and in that event we could face withdrawal liability. We could be treated as withdrawing from participation in the plan if the number of our employees participating in the plan is reduced to a certain degree over certain periods of time. Such reductions in the number of our employees participating in the plan could occur as a result of changes in our business operations, such as facility closures or consolidations. In the event that we withdraw from participation in the plan, applicable law could require us to make withdrawal liability contributions to the plan, and we would have to reflect that on our balance sheet. Our withdrawal liability for the multiemployer plan would depend on the extent of the plan’s funding of vested benefits. If the multiemployer pension plan in which we participate has significant underfunded liabilities, such underfunding will increase the size of our potential withdrawal liability.

Our earnings will be reduced by amortization charges associated with any future acquisitions.

After we complete an acquisition, we must amortize any identifiable intangible assets associated with the acquired company over future periods. We also must amortize any identifiable intangible assets that we acquire directly. Our amortization of these amounts reduce our future earnings in the affected periods.

We have experienced losses because of the inability to collect accounts receivable in the past and could experience increases in such losses in the future if our customers are unable to pay their debts to us when due.

Certain of our customers have from time to time experienced bankruptcy, insolvency, and/or an inability to pay their debts to us as they come due. If our customers suffer significant financial difficulty, they may be unable to pay their debts to us timely or at all, which could have a material adverse effect on our results of operations. It is possible that customers may contest their contractual obligations to us under bankruptcy laws or otherwise. Significant customer bankruptcies could further adversely affect our net sales and increase our operating expenses by requiring larger provisions for bad debt expense. In addition, even when our contracts with these customers are not contested, if customers are unable to meet their obligations on a timely basis, it could adversely affect our ability to collect receivables. Further, we may have to negotiate significant discounts and/or extended financing terms with these customers in such a situation. If we are unable to collect upon our accounts receivable as they come due in an efficient and timely manner, our business, financial condition, or results of operations may be materially adversely affected.

Periods of difficult economic conditions and heightened uncertainty in the financial markets affect consumer confidence, which can adversely affect our business.

The foodservice industry is sensitive to national and regional economic conditions. From 2008 through the beginning of 2010, deteriorating economic conditions and heightened uncertainty in the financial markets negatively affected consumer confidence and discretionary spending. This led to reductions in the frequency of dining out and the amount spent by consumers for food-away-from-home purchases. These conditions, in turn, negatively affected our results during these periods. The development of similar economic conditions in the future or permanent changes in consumer dining habits as a result of such conditions would likely negatively affect our operating results.

We are highly dependent upon senior management. Our failure to attract and retain key members of senior management could have a material adverse effect on us.

We are highly dependent on the performance and continued efforts of our senior management team. Our future success depends on our ability to continue to attract and retain qualified executive officers and senior management. Any inability to manage our operations effectively could have a material adverse effect on our business, financial condition, or results of operations. Although we have an employment agreement with our Chief Executive Officer, we cannot prevent him from terminating employment with us. Most of our other executives are not bound by employment agreements with us. Losing the services of any of these individuals could adversely affect our business, financial condition, and results of operations, and it may be difficult to replace them quickly with executives of equal experience and capabilities.

Federal, state, and local tax rules may adversely impact our business, financial condition, or results of operations.

We are subject to federal, state, and local taxes in the United States. Although we believe that our tax estimates are reasonable, if the Internal Revenue Service (“IRS”) or any other taxing authority disagrees with the positions we have taken on our tax returns, we could face additional tax liability, including interest and penalties. If material, payment of such additional amounts upon final adjudication of any disputes could have a material impact upon our business, financial condition, or results of operations. In addition, complying with new tax rules, laws, or regulations could affect our business, financial condition, or results of operations, and increases to federal or state statutory tax rates and other changes in tax laws, rules, or regulations may increase our effective tax rate. Any increase in our effective tax rate could have a material impact on our business, financial condition, or results of operations.

Insurance and claims expenses could significantly reduce our profitability.

Our future insurance and claims expenses might exceed historic levels, which could reduce our profitability. We maintain high-deductible insurance programs covering portions of general and vehicle liability and workers’ compensation. The amount in excess of the deductibles is insured by third-party insurance carriers, subject to certain limitations and exclusions. We also maintain self-funded group medical insurance.

We reserve for anticipated losses and expenses and periodically evaluate and adjust our claims reserves to reflect our experience. However, ultimate results may differ from our estimates, which could result in losses over our reserved amounts.

Although we believe our aggregate insurance limits should be sufficient to cover reasonably expected claims costs, it is possible that the amount of one or more claims could exceed our aggregate coverage limits. Insurance carriers have raised premiums for many businesses in our industry, including ours. As a result, our insurance and claims expense could increase. Our results of operations and financial condition could be materially and adversely affected if (1) total claims costs significantly exceed our coverage limits, (2) we experience a claim in excess of our coverage limits, (3) our insurance carriers fail to pay on our insurance claims, (4) we experience a claim for which coverage is not provided or (5) a large number of claims may cause our cost under our deductibles to differ from historic averages.

Risks Relating to Our Indebtedness

Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or in our industry, expose us to interest rate risk to the extent of our variable rate debt, and prevent us from meeting our obligations under our indebtedness.

We are highly leveraged. As of July 2, 2016, we had $1,145.5 million of indebtedness. In addition, we had $725.5 million of availability under our ABL Facility after giving effect to $97.7 million of outstanding letters of credit and $20.9 million of lenders’ reserves.

Our high degree of leverage could have important consequences for us, including:

•	requiring us to utilize a substantial portion of our cash flows from operations to make payments on our indebtedness, reducing the availability of our cash flows to fund working capital, capital expenditures, development activity, and other general corporate purposes;

•	increasing our vulnerability to adverse economic, industry, or competitive developments;

•	exposing us to the risk of increased interest rates to the extent our borrowings are at variable rates of interest;

•	making it more difficult for us to satisfy our obligations with respect to our indebtedness, and any failure to comply with the obligations of any of our debt instruments, including restrictive covenants and borrowing conditions, could result in an event of default under the agreements governing our indebtedness;

•	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;

•	limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions, and general corporate or other purposes; and

•	limiting our flexibility in planning for, or reacting to, changes in our business or market conditions and placing us at a competitive disadvantage compared to our competitors who are less highly leveraged and who, therefore, may be able to take advantage of opportunities that our leverage prevents us from exploiting.

A substantial portion of our indebtedness is floating rate debt. If interest rates increase, our debt service obligations on such indebtedness will increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. We may elect to enter into interest rate swaps to reduce our exposure to floating interest rates as described under “—We may utilize derivative financial instruments to reduce our exposure to market risks from changes in interest rates on our variable rate indebtedness and we will be exposed to risks related to counterparty creditworthiness or non-performance of these instruments.” However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.

Servicing our indebtedness will require a significant amount of cash. Our ability to generate sufficient cash depends on many factors, some of which are not within our control.

Our ability to make payments on our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. To a certain extent, this is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control. If we are unable to generate sufficient cash flow to service our debt and to meet our other commitments, we may need to restructure or refinance all or a portion of our debt, sell material assets or operations, or raise additional debt or equity capital. We may not be able to effect any of these actions on a timely basis, on commercially reasonable terms, or at all, and these actions may not be sufficient to meet our capital requirements. In addition, any refinancing of our indebtedness could be at a higher interest rate, and the terms of our existing or future debt arrangements may restrict us from effecting any of these alternatives. Our failure to make the required interest and principal payments on our indebtedness would result in an event of default under the agreement governing such indebtedness, which may result in the acceleration of some or all of our outstanding indebtedness.

Despite our high indebtedness level, we and our subsidiaries will still be able to incur significant additional amounts of debt, which could further exacerbate the risks associated with our substantial indebtedness.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. Although the agreements governing our indebtedness contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions and, under certain circumstances, the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial.

The agreements governing our outstanding indebtedness contain restrictions that limit our flexibility in operating our business.

The agreements governing our outstanding indebtedness contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit the ability of our subsidiaries to, among other things:

•	incur, assume, or permit to exist additional indebtedness or guarantees;

•	incur liens;

•	make investments and loans;

•	pay dividends, make payments, or redeem or repurchase capital stock;

•	engage in mergers, liquidations, dissolutions, asset sales, and other dispositions (including sale leaseback transactions);

•	amend or otherwise alter terms of certain indebtedness;

•	enter into agreements limiting subsidiary distributions or containing negative pledge clauses;

•	engage in certain transactions with affiliates;

•	alter the business that we conduct;

•	change our fiscal year; or

•	engage in any activities other than permitted activities.

As a result of these restrictions, we are limited as to how we conduct our business and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include more restrictive covenants. We cannot assure you that we will be able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders and/or amend the covenants.

A breach of any of these covenants could result in a default under one or more of these agreements, including as a result of cross default provisions, and, in the case of our ABL Facility, permit the lenders to cease making loans to us.

We may utilize derivative financial instruments to reduce our exposure to market risks from changes in interest rates on our variable rate indebtedness and we will be exposed to risks related to counterparty credit worthiness or non-performance of these instruments.

We may enter into pay-fixed interest rate swaps to limit our exposure to changes in variable interest rates. Such instruments may result in economic losses should interest rates decline to a point lower than our fixed rate commitments. We will be exposed to credit-related losses, which could affect the results of operations in the event of fluctuations in the fair value of the interest rate swaps due to a change in the credit worthiness or non-performance by the counterparties to the interest rate swaps.

Risks Related to Ownership of Our Common Stock

Our stock price may change significantly, and you may not be able to resell shares of our common stock at or above the price you paid or at all, and you could lose all or part of your investment as a result.

The trading price of our common stock is likely to continue to be volatile. The stock market routinely experiences periods of large or extreme volatility. This volatility often has been unrelated or disproportionate to the operating performance of particular companies. You may not be able to resell your shares at or above the price you paid due to a number of factors such as those listed in “—Risks Related to Our Business and Industry” and the following:

•	results of operations that vary from the expectations of securities analysts and investors;

•	results of operations that vary from those of our competitors;

•	changes in expectations as to our future financial performance, including financial estimates and investment recommendations by securities analysts and investors;

•	declines in the market prices of stocks generally, particularly those of foodservice distribution companies;

•	strategic actions by us or our competitors;

•	announcements by us or our competitors of significant contracts, new products, acquisitions, joint marketing relationships, joint ventures, other strategic relationships, or capital commitments;

•	changes in general economic or market conditions or trends in our industry or markets;

•	changes in business or regulatory conditions;

•	future sales of our common stock or other securities;

•	investor perceptions or the investment opportunity associated with our common stock relative to other investment alternatives;

•	the public’s response to press releases or other public announcements by us or third parties, including our filings with the Securities and Exchange Commission (the “SEC”);

•	announcements relating to litigation;

•	guidance, if any, that we provide to the public, any changes in this guidance, or our failure to meet this guidance;

•	the development and sustainability of an active trading market for our stock;

•	changes in accounting principles;

•	occurrences of extreme or inclement weather; and

•	other events or factors, including those resulting from natural disasters, war, acts of terrorism, or responses to these events.

These broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our actual operating performance. In addition, price volatility may be greater if the public float and trading volume of our common stock is low.

In the past, following periods of market volatility, stockholders have instituted securities class action litigation. If we were involved in securities litigation, it could have a substantial cost and divert resources and the attention of executive management from our business regardless of the outcome of such litigation.

Because we have no current plans to pay cash dividends on our common stock for the foreseeable future, you may not receive any return on investment unless you sell your common stock for a price greater than that which you paid for it.

We intend to retain future earnings, if any, for future operations, expansion, and debt repayment and have no current plans to pay any cash dividends for the foreseeable future. The declaration, amount, and payment of any future dividends on shares of common stock will be at the sole discretion of our Board of Directors. Our Board of Directors may take into account general and economic conditions, our financial condition, and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax, and regulatory restrictions, implications on the payment of dividends by us to our stockholders or by our subsidiaries to us, and such other factors as our Board of Directors may deem relevant. In addition, our ability to pay dividends is limited by covenants of our existing and outstanding indebtedness and may be limited by covenants of any future indebtedness we or our subsidiaries incur. As a result, you may not receive any return on an investment in our common stock unless you sell our common stock for a price greater than that which you paid for it.

If securities analysts do not publish research or reports about our business or if they downgrade our stock or our sector, our stock price and trading volume could decline.

The trading market for our common stock relies in part on the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts. Furthermore, if one or more of the analysts who do cover us downgrades our stock or our industry, or the stock of any of our competitors, or publish inaccurate or unfavorable research about our business, the price of our stock could decline. If one or more of these analysts ceases coverage of the Company or fails to publish reports on us regularly, we could lose visibility in the market, which in turn could cause our stock price or trading volume to decline.

Future sales, or the perception of future sales, by us or our existing stockholders in the public market could cause the market price for our common stock to decline.

The sale of shares of our common stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

As of August 17, 2016, we had a total of 103,305,316 shares of common stock outstanding, which includes 3,409,396 shares of restricted stock.

Shares held by Blackstone, Wellspring, and our directors, officers, employees, and other stockholders are eligible for resale, subject in certain cases to volume, manner of sale, and other limitations under Rule 144. In addition, pursuant to a registration rights agreement, Blackstone, Wellspring, and certain other stockholders have the right, subject to certain conditions, to require us to register the sale of their shares of our common stock under the Securities Act. By exercising their registration rights and selling a large number of shares, our existing owners could cause the prevailing market price of our common stock to decline. Shares covered by registration rights represent approximately 62.1% of our outstanding common stock. Registration of any of these outstanding shares of common stock would result in such shares becoming freely tradable upon effectiveness of the registration statement.

As restrictions on resale end or if these stockholders exercise their registration rights, the market price of our shares of common stock could drop significantly if the holders of these shares sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings of our shares of common stock or other securities.

A total of 4,054,459 shares are issuable upon the exercise of options, 288,186 shares are issuable pursuant to restricted stock units, 451,304 shares are reserved for future issuance under the 2007 Stock Option Plan, and 2,842,442 shares are reserved for future issuance under the 2015 Omnibus Incentive Plan. These shares will become eligible for sale in the public market once those shares are issued, subject to various vesting agreements, lock-up agreements, and Rule 144, as applicable.

In the future, we may also issue our securities in connection with investments or acquisitions. The amount of shares of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then outstanding shares of our common stock. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to you.

Anti-takeover provisions in our organizational documents could delay or prevent a change of control.

Certain provisions of our amended and restated certificate of incorporation and amended and restated bylaws may have an anti-takeover effect and may delay, defer, or prevent a merger, acquisition, tender offer, takeover attempt, or other change of control transaction that a stockholder might consider in its best interest, including those attempts that might result in a premium over the market price for the shares held by our stockholders.

These provisions provide for, among other things:

•	a classified Board of Directors with staggered three-year terms;

•	the ability of our Board of Directors to issue one or more series of preferred stock;

•	advance notice for nominations of directors by stockholders and for stockholders to include matters to be considered at our annual meetings;

•	certain limitations on convening special stockholder meetings;

•	the removal of directors only for cause and only upon the affirmative vote of holders of at least 66 2/3% of the shares of common stock entitled to vote generally in the election of directors if Blackstone and its affiliates hold less than 30% of our outstanding shares of common stock; and

•	that certain provisions may be amended only by the affirmative vote of at least 66 2/3% of the shares of common stock entitled to vote generally in the election of directors if Blackstone and its affiliates hold less than 30% of our outstanding shares of common stock.

These anti-takeover provisions could make it more difficult for a third party to acquire us, even if the third-party’s offer may be considered beneficial by many of our stockholders. As a result, our stockholders may be limited in their ability to obtain a premium for their shares.

Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

Our amended and restated certificate of incorporation provides that, subject to limited exceptions, the Court of Chancery of the State of Delaware is the sole and exclusive forum for any (i) derivative action or proceeding brought on behalf of our Company, (ii) action asserting a claim of breach of a fiduciary duty owed by any director, officer or stockholder of our Company to the Company or the Company’s stockholders, (iii) action asserting a claim against the Company or any director, officer or stockholder of the Company arising pursuant to any provision of the DGCL or our amended and restated certificate of incorporation or our amended and restated bylaws, or (iv) action asserting a claim against the Company or any director, officer or stockholder of the Company governed by the internal affairs doctrine. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our amended and restated certificate of incorporation described above. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find these provisions of our amended and restated certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition.

Affiliates of Blackstone and Wellspring will continue to be able to significantly influence our decisions and their interests may conflict with ours or yours in the future.

As of July 2, 2016, affiliates of Blackstone and Wellspring beneficially own approximately 45.4% and 15.8% of our common stock, respectively. As a result, investment funds associated with or designated by affiliates of Blackstone and Wellspring have the ability to elect members of our Board of Directors and thereby to continue to influence our policies and operations, including the appointment of management, future issuances of our common stock or other securities, the payment of dividends, if any, on our common stock, the incurrence or modification of debt by us, amendments to our amended and restated certificate of incorporation and amended and restated bylaws, and the entering into of extraordinary transactions, and their interests may not in all cases be aligned with your interests. In addition, Blackstone and Wellspring may have an interest in pursuing acquisitions, divestitures, and other transactions that, in their respective judgment, could enhance their investment, even though such transactions might involve risks to you. For example, Blackstone and Wellspring may have an interest in our making acquisitions that increase our indebtedness or selling revenue-generating assets. Additionally, in certain circumstances, acquisitions of debt at a discount by purchasers that are related to a debtor can give rise to cancellation of indebtedness income to such debtor for U.S. federal income tax purposes.

Blackstone and Wellspring are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us.

Our amended and restated certificate of incorporation provides that none of Blackstone, Wellspring, any of their affiliates, or any director who is not employed by us (including any non-employee director who serves as one of our officers in both his director and officer capacities) or his or her affiliates has any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. Blackstone and Wellspring also may pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. So long as either of Blackstone or Wellspring continue to own a significant amount of our combined voting power, even if such amount is less than 50%, such stockholder will continue to be able to strongly influence or effectively control our decisions and, so long as such stockholder and its affiliates collectively own at least 5% of all outstanding shares of our stock entitled to vote generally in the election of directors, such stockholder will be able to appoint individuals to our Board of Directors under our stockholders agreement. In addition, Blackstone and Wellspring are able to influence the outcome of all matters requiring stockholder approval and could cause or prevent a change of control of the Company or a change in the composition of our Board of Directors and could preclude any unsolicited acquisition of the Company. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of common stock as part of a sale of the Company and ultimately might affect the market price of our common stock.

We are no longer a “controlled company” within the meaning of the NYSE rules and the rules of the SEC. However, we may continue to rely on exemptions from certain corporate governance requirements that would otherwise provide protection to stockholders of other companies during a one-year transition period.

Blackstone no longer owns a majority of our outstanding common stock. As a result, we are no longer a “controlled company” within the meaning of the corporate governance standards contained in Section 303A of the NYSE Listed Company Manual. Consequently, the NYSE rules will require that we (i) appoint a majority of independent directors to our Board of Directors within one year of the date we no longer qualify as a “controlled company” and (ii) appoint at least one independent director to each of the compensation and nominating and governance committees on the date we no longer qualify as a “controlled company,” at least a majority of independent directors within 90 days of such date and that the compensation and nominating and governance committees be composed entirely of independent directors within one year of such date. During these transition periods, we may continue to utilize the available exemptions from certain corporate governance requirements as permitted by the NYSE rules. Accordingly, during the transition periods you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE.

In addition, although we are no longer a “controlled company,” Blackstone and Wellspring will continue to be able to significantly influence our decisions. See “—Affiliates of Blackstone and Wellspring will continue to be able to significantly influence our decisions and their interests may conflict with ours or yours in the future.”

In addition, on June 20, 2012, the SEC passed final rules implementing provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 pertaining to compensation committee independence and the role and disclosure of compensation consultants and other advisers to the compensation committee. The SEC’s rules direct each of the national securities exchanges (including the NYSE on which we list our common stock) to develop listing standards requiring, among other things, that:

•	compensation committees be composed of fully independent directors, as determined pursuant to new independence requirements;

•	compensation committees be explicitly charged with hiring and overseeing compensation consultants, legal counsel, and other committee advisors; and

•	compensation committees be required to consider, when engaging compensation consultants, legal counsel, or other advisors, certain independence factors, including factors that examine the relationship between the consultant or advisor’s employer and us.

We will not be fully subject to these compensation committee independence requirements until the end of the one-year transition period after we cease to be a “controlled company.”

We may be unsuccessful in implementing required internal controls over financial reporting.

We are not currently required to comply with the SEC’s rules implementing Section 404 of the Sarbanes-Oxley Act of 2002 and are therefore not required to make a formal assessment of the effectiveness of our internal controls over financial reporting for that purpose. Our management is required to report on, and, beginning with our Annual Report on Form 10-K for our fiscal year ending July 1, 2017 our independent registered public accounting firm will be required to attest to, the effectiveness of our internal controls over financial reporting. If we are unable to remedy past deficiencies, or if we identify additional deficiencies in the future, we may be unable to conclude that our internal controls over financial reporting are effective.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

As of July 2, 2016, we operated 71 distribution centers across our three business segments. Of our 71 facilities, we owned 29 facilities and leased the remaining 42 facilities. Our Performance Foodservice segment operated 35 distribution centers and had an average square footage of approximately 200,000 square feet per facility. Our PFG Customized segment operated nine distribution centers and had an average square footage of over 200,000 square feet per facility. Our Vistar segment operated 27 distribution centers and had an average square footage of approximately 120,000 square feet per facility.

	Performance Foodservice			Vistar	PFG Customized	Total
State	Broadline	Roma	Total
Arizona	—	1	1	2	—	3
Arkansas	1	—	1	—	—	1
California	1	2	3	3	1	7
Colorado	—	1	1	1	—	2
Connecticut	—	—	—	1	—	1
Florida	2	1	3	2	1	6
Georgia	2	—	2	1	1	4
Illinois	2	—	2	1	—	3
Indiana	—	—	—	—	1	1
Kentucky	1	—	1	1	—	2
Louisiana	1	—	1	—	—	1
Maine	1	—	1	—	—	1
Maryland	1	—	1	—	1	2
Massachusetts	1	—	1	—	—	1
Michigan	—	—	—	1	—	1
Minnesota	—	1	1	1	—	2
Mississippi	1	—	1	1	—	2
Missouri	1	1	2	1	—	3
New Jersey	3	—	3	3	1	7
North Carolina	1	—	1	1	—	2
Ohio	—	—	—	1	—	1
Oregon	—	1	1	1	—	2
Pennsylvania	—	—	—	1	—	1
South Carolina	1	—	1	—	1	2
Tennessee	2	—	2	2	1	5
Texas	2	2	4	2	1	7
Virginia	1	—	1	—	—	1

Total	25	10	35	27	9	71

Our Performance Foodservice customers are generally located no more than 200 miles from one of our distribution facilities. Of the 35 Performance Foodservice distribution centers, six have meat cutting operations that provide custom-cut meat products to our customers and one has a seafood processing operation that provides custom-cut and packed seafood to its customers and our other distribution centers. Our PFG Customized customers are generally located no more than 450 miles from one of our distribution facilities. In addition to the 27 distribution centers operated by Vistar, Vistar has nine cash-and-carry Merchant’s Mart facilities. Customer orders in all three segments are typically assembled in our distribution facilities and then sorted, placed on pallets, and loaded onto trucks and trailers in delivery sequence. Deliveries are generally made in large tractor-trailers that we usually lease. We use integrated computer systems to design and track efficient route sequences for the delivery of our products.

Our distribution center leases are on average 16.7 years in duration. Rent on our leases is typically set at a fixed annual rate, paid monthly.

Our properties also include a combined headquarters facility for our corporate offices and the Performance Foodservice segment that is located in Richmond, Virginia; a headquarters facility for PFG Customized that is located in Tennessee; and a headquarters facility for Vistar that is located in Colorado.

Item 3. Legal Proceedings

We are a party to various claims, lawsuits and other legal proceedings arising out of the ordinary course and conduct of our business. We have insurance policies covering certain potential losses where such coverage is cost effective. As discussed below, we have accrued $1.4 million of anticipated settlement costs with respect to one pending lawsuit. For matters not specifically discussed below, although the outcomes of the claims, lawsuits and other legal proceedings to which we are a party are not determinable at this time, in our opinion, any additional liability that we might incur upon the resolution of the claims and lawsuits beyond the amounts already accrued is not expected, individually or in the aggregate, to have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

U.S. Equal Employment Opportunity Commission Lawsuit. In March 2009, the Baltimore Equal Employment Opportunity Commission, or the “EEOC,” Field Office served us with company-wide (excluding, however, our Vistar and Roma Foodservice operations) subpoenas relating to alleged violations of the Equal Pay Act and Title VII of the Civil Rights Act, seeking certain information from January 1, 2004 to a specified date in the first fiscal quarter of 2009. In August 2009, the EEOC moved to enforce the subpoenas in federal court in Maryland, and we opposed the motion. In February 2010, the court ruled that the subpoena related to the Equal Pay Act investigation was enforceable company-wide but on a narrower scope of data than the original subpoena sought (the court ruled that the subpoena was applicable to the transportation, logistics, and warehouse functions of our broadline distribution centers only and not to our PFG Customized distribution centers). We cooperated with the EEOC on the production of information. In September 2011, the EEOC notified us that the EEOC was terminating the investigation into alleged violations of the Equal Pay Act. In determinations issued in September 2012 by the EEOC with respect to the charges on which the EEOC had based its company-wide investigation, the EEOC concluded that we engaged in a pattern of denying hiring and promotion to a class of female applicants and employees into certain positions within the transportation, logistics, and warehouse functions within our broadline division. In June 2013, the EEOC filed suit in federal court in Baltimore against us. The litigation concerns two issues: (1) whether we unlawfully engaged in an ongoing pattern and practice of failing to hire female applicants into operations positions; and (2) whether we unlawfully failed to promote one of the three individuals who filed charges with the EEOC because of her being female. The EEOC seeks the following relief in the lawsuit: (1) to permanently enjoin us from denying employment to female applicants because of their sex and denying promotions to female employees because of their sex; (2) a court order mandating that we institute and carry out policies, procedures, practices and programs which provide equal employment opportunities for females; (3) back pay with prejudgment interest and compensatory damages for a former female employee and an alleged class of aggrieved female applicants; (4) punitive damages; and (5) costs. The parties are engaged in discovery. We intend to vigorously defend ourselves. An estimate of potential loss, if any, cannot be determined at this time.

Laumea v. Performance Food Group, Inc. In May 2014, a former employee of our Roma of Southern California distribution center filed a putative class action lawsuit in the San Bernardino County, California Superior Court against us. We removed the case to the United States District Court for the Central District of California. In September 2014, the plaintiff filed a first amended complaint. There are different counts for which the putative classes differ. The first class is proposed to be all former and current employees employed by our Performance Foodservice and Vistar segments in California in non-exempt positions at any time during the period beginning May 30, 2010 to the present, or the “California Class.” With respect to the California Class, the lawsuit alleges that we (1) failed to pay overtime as required by California statute, (2) failed to provide meal periods and to pay compensation for such meal periods, (3) failed to provide accurate itemized wage statements, and (4) engaged in unfair trade practices by failing to pay overtime or to provide meal periods, or pay compensation in lieu thereof. The lawsuit further alleges the plaintiff is entitled to penalties and attorney fees pursuant to the California Private Attorney General Act. The second putative class is proposed to be all members of the California Class who separated from employment at any time during the period from May 30, 2011 to the present, or the “California Subclass.” With respect to the California Subclass, the lawsuit alleges that we failed to pay all compensation due upon termination of employment and within the period due. The third putative class is proposed to be all current or former employees employed by us in the United States in non-exempt positions at any time during the period beginning May 30, 2011 to the present, or the “Nationwide Class.” With respect to the Nationwide Class, the lawsuit alleges we willfully failed to pay overtime compensation required under the Fair Labor Standards Act.

In June 2015, we engaged in mediation with the plaintiff, subject to the limitation that the interests of the Nationwide Class would not be mediated except to the extent members of the Nationwide Class worked in California during the applicable period, and the plaintiff agreed. The mediator proposed the parties settle the lawsuit on the basis of a settlement fund of $1.4 million, on a claims-made basis with a floor of 60% payout net of attorney fees, administrative fees and enhancements. In July 2015, we indicated our non-binding agreement to the mediator’s proposal, subject to negotiation of a mutually agreeable settlement. The plaintiff also indicated its agreement to the mediator’s proposal. Therefore, this amount was accrued in June 2015. In May 2016, we and the plaintiff entered into a Stipulation for Settlement and Release of Class Action Claims, which Stipulation received preliminary court approval on July 25, 2016. We anticipate notice of the agreed Stipulation will be issued in September 2016 after which a forty-five day claim period will commence. The final approval hearing has been set in November 2016. Should the parties fail to receive final court approval, which is unanticipated, we intend to continue to vigorously defend ourselves.

Perez v. Performance Food Group, Inc., et al. In April 2015, a former employee of our Performance Foodservice—Southern California distribution center filed a putative class action lawsuit in the Alameda County, California Superior Court against us. We removed the case to the United States District Court for the Northern District of California. In June 2015, the plaintiff filed a first amended complaint. The lawsuit alleges on behalf of a proposed class of all hourly employees in California (excluding drivers) in our Performance Foodservice and Vistar segments that we failed to provide second meal periods and to pay compensation for such meal periods. The lawsuit further alleges on behalf of a proposed class of all employees in California (excluding drivers) who earned non-discretionary compensation that we failed to pay all overtime wages due, and to pay all premium wages for missed meal periods, by failing to include all compensation required in the regular rate of pay calculation, and failed to pay wages for all time worked. The lawsuit further alleges on behalf of a proposed class of all employees in California (excluding drivers) that we failed to pay out vested vacation time in the form of paid holidays. The lawsuit further alleges on behalf of a proposed class of all employees described above that we (1) failed to provide accurate itemized wage statements; (2) failed to pay all compensation due upon termination of employment and within the period due; and (3) engaged in unfair trade practices. Each of the proposed classes for the preceding claims are for the time period from April 20, 2011 to the present. The lawsuit further alleges on behalf of all of our hourly employees in the United States (excluding drivers) in non-exempt positions, that we failed to pay appropriate overtime compensation pursuant to our compensation policy, and to keep records required under the Fair Labor Standards Act, for the period from April 20, 2012 to the present. Finally, the lawsuit alleges plaintiff is entitled to penalties and attorney fees pursuant to the California Private Attorney General Act. The lawsuit seeks the following relief: (1) unpaid wages; (2) actual damages; (3) liquidated damages; (4) restitution; (5) declaratory relief; (6) statutory penalties; (7) civil penalties; and (8) attorneys’ fees, interest and costs. In July 2015, we filed a Motion to Dismiss or Strike the Complaint. In March 2016, the court granted our motion to dismiss all claims except for the claim alleging we failed to provide accurate wage statements. The court gave the plaintiff 21 days to amend his complaint. The plaintiff filed a second amended complaint on April 13, 2016. The plaintiff’s claims in the second amended complaint include substantially the same claims and allegations as the original lawsuit. We filed a Motion to Dismiss or Strike the Second Amended Complaint on May 11, 2016. The court has not yet ruled on the motion.

We believe that the exposure created by this lawsuit, if any, is largely duplicative of the exposure, if any, created by the Laumea litigation described above, and that settlement of the Laumea litigation will compromise all but one of the claims of the Perez litigation (failure to pay out vested vacation time in the form of paid holidays). Furthermore, like the Laumea litigation, the Perez litigation includes a nationwide Fair Labor Standards Act cause of action. Because compromise of that claim in the Laumea litigation would be limited to California employees, the same claim in the Perez litigation would not be compromised for non-California employees in the Perez litigation. We intend to vigorously defend ourselves.

Contreras v. Performance Food Group, Inc., et al. In June 2014, a former employee of our Roma of Southern California distribution center filed a putative class action lawsuit in the Alameda County, California Superior Court against us. The putative class is proposed to be all drivers employed in any of our California locations in our Performance Foodservice and Vistar segments at any time during the period beginning June 17, 2010 to the present. In August 2014, the plaintiff filed a first amended complaint. The lawsuit alleges that we engaged in unfair trade practices and that we, with respect to the putative class, failed to (1) provide timely offduty meal and rest breaks and to pay compensation for such breaks as required by California law, (2) pay compensation for all hours worked and to pay a minimum wage for such hours, (3) provide accurate itemized wage statements, (4) pay all compensation within the period due at the time of termination of employment, and (5) pay compensation in timely fashion. The lawsuit further alleges that the plaintiff is entitled to penalties and attorney fees pursuant to the California Private Attorney General Act and that failure to provide meal and rest breaks and to pay a minimum wage for all hours worked constitute unfair business practices.

In June 2015, we engaged in mediation with the plaintiff. The mediator proposed the parties settle the lawsuit on the basis of a fully paid settlement fund of $3,750,000. In July 2015, the parties agreed to the mediator’s proposal, subject to negotiation of a mutually agreeable settlement. Therefore, this amount was accrued in June 2015. The parties executed a settlement agreement which received final approval on May 4, 2016. We paid out the settlement fund on June 17, 2016, which fully resolved the lawsuit.

Vengris v. Performance Food Group, Inc. In May 2015, an employee of our Performance Foodservice Northern California distribution center filed a putative class action lawsuit in the Alameda County, California Superior Court against us. In July 2015, the Company removed the case to the United States District Court for the Northern District of California. The putative class is proposed to be all current and former drivers employed in any of our, our subsidiaries’ or affiliated companies’ California locations since May 2, 2011. The lawsuit alleges that we (1) engaged in wage theft or time shaving by auto-deducting thirty minutes from class members’ work days even if the class members worked during some or all of such meal periods; (2) failed to pay class members for all time worked when class members worked during first or second meal periods; (3) failed to pay premium wages to class members for missed meal periods; (4) failed to provide class members the opportunity to take rest breaks of 10 minutes every four hours and failed to pay premium wage for such missed rest breaks; (5) provided inaccurate wage statements to the class members by failing to account for all hours worked; (6) failed to pay all compensation within the period due at the time of termination of employment; and (7) engaged in unlawful, unfair, fraudulent and deceptive business practices by failing to itemize and keep accurate time records and by failing to pay the class members in a lawful manner. The lawsuit seeks the following relief: (1) compensatory, economic and special damages, with interest; (2) unpaid wages, with interest; (3) premium wages for non-compliant meal periods and rest breaks; (4) restitution for engaging in unlawful, unfair, fraudulent, and deceptive business practices related to time records and failure to pay the class members in a lawful manner; (5) waiting time penalties for failure to pay all wages owed to class members who are former employees; (6) damages, monies owed, and/or restitution for failing to provide accurate wage statements; (7) injunctive relief barring the alleged violations; and (8) attorneys’ fees, interest and costs. In July 2015, we filed a Motion to Dismiss or Strike the Complaint. The court transferred the case to the judge presiding in the Contreras litigation, terminated the motion to dismiss without prejudice and ruled that we will be able to refile the motion, if necessary, in the future.

We have reached a preliminary agreement with Mr. Vengris to settle his individual claims for an immaterial amount. Should a final settlement agreement not be reached, we intend to continue to vigorously defend ourselves.

Item 4. Mine Safety Disclosures

Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities Market and Price Range of Common Stock

Our common stock is listed on the NYSE and began trading under the symbol “PFGC” on October 1, 2015. Prior to that time, there was no public market for our common stock. The following table sets forth for the periods indicated the high and low reported sale prices per share for our common stock, as reported on the NYSE:

Fiscal Year Ended July 2, 2016	High	Low
Second Quarter (from October 1, 2015)	$25.22	$18.72
Third Quarter	$25.46	$20.00
Fourth Quarter	$28.13	$22.88

Approximate Number of Common Shareholders

At the close of business on August 17, 2016, there were approximately 200 holders of record of our shares of common stock. This stockholder figure does not include a substantially greater number of holders whose shares are held of record by banks, brokers and other financial institutions.

Dividends

We have no current plans to pay dividends on our common stock. In addition, our ability to pay dividends is limited by covenants in the agreements governing our existing indebtedness and may be further limited by the agreements governing other indebtedness we or our subsidiaries incur in the future. See “Item 7. —Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Activities.” Any decision to declare and pay dividends in the future will be made at the sole discretion of our Board of Directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions, and other factors that our Board of Directors may deem relevant. Because we are a holding company, and have no direct operations, we will only be able to pay dividends from funds we receive from our subsidiaries.

Recent Sales of Unregistered Securities

Between June 28, 2015 and the completion of our initial public offering on October 1, 2015, we issued 9,700 shares of common stock to members of our management upon the exercise of stock options granted pursuant to our equity incentive plan.

All of these shares were issued without registration in reliance on the exemptions afforded by Section 4(a)(2) of the Securities Act and Rule 701 promulgated thereunder.

Item 6. Selected Financial Data

We derived the selected statement of operations data for the years ended July 2, 2016, June 27, 2015, and June 28, 2014, and the selected balance sheet data as of July 2, 2016 and June 27, 2015 from our audited consolidated financial statements included in Item 8. Financial Statements and Supplementary Data. We derived the selected statement of operations data for the year ended June 29, 2013 and the selected balance sheet data as of June 28, 2014 from our audited consolidated financial statements not included in this report, after giving effect to the adoption of new accounting pronouncements discussed in Note 3. Recently Issued Accounting Pronouncements. We derived the selected statement of operations data for the year ended June 30, 2012 and the selected balance sheet data as of June 29, 2013 and June 30, 2012 from our unaudited consolidated financial statements, after giving effect to the adoption of new accounting pronouncements discussed in Note 3. Recently Issued Accounting Pronouncements, which are not included in this report. Our historical results are not necessarily indicative of the results expected for any future period.

You should read the selected consolidated financial data below together with our audited consolidated financial statements, including the related notes thereto, included in Item 8. Financial Statements and Supplementary Data, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7.

	For the fiscal year ended(1)
	July 2, 2016	June 27, 2015	June 28, 2014	June 29, 2013	June 30, 2012
	(dollars in millions, except per share data)
Statement of Operations Data:
Net sales	$16,104.8	$15,270.0	$13,685.7	$12,826.5	$11,505.9
Cost of goods sold	14,094.8	13,421.7	11,988.5	11,243.8	10,101.9

Gross profit	2,010.0	1,848.3	1,697.2	1,582.7	1,404.0
Operating expenses	1,807.8	1,688.2	1,581.6	1,468.0	1,293.1

Operating profit	202.2	160.1	115.6	114.7	110.9
Interest expense(2)	83.9	85.7	86.1	93.9	76.3
Loss on extinguishment of debt	—	—	—	2.0	—
Other, net	3.8	(22.2)	(0.7)	(0.7)	0.7

Other expense, net	87.7	63.5	85.4	95.2	77.0
Income before taxes	114.5	96.6	30.2	19.5	33.9
Income tax expense(3)	46.2	40.1	14.7	11.1	12.9

Net income	$68.3	$56.5	$15.5	$8.4	$21.0

Per Share Data:
Basic net income per share	$0.71	$0.65	$0.18	$0.10	$0.24
Diluted net income per share	$0.70	$0.64	$0.18	$0.10	$0.24
Weighted-average number of shares used in per share amounts
Basic	96,451,931	86,874,727	86,868,452	86,864,606	86,827,483
Diluted	98,128,626	87,613,698	87,533,324	87,458,530	87,242,331
Dividends declared per share	—	—	—	$2.53	$1.15

	As of
	July 2, 2016	June 27, 2015	June 28, 2014	June 29, 2013	June 30, 2012
	(dollars in millions)
Balance Sheet Data:
Cash and cash equivalents	$10.9	$9.2	$5.3	$14.1	$11.1
Total assets	3,455.4	3,353.5	3,199.6	3,006.8	2,920.7
Total debt	1,145.5	1,422.6	1,435.1	1,455.3	1,198.7
Total shareholders’ equity	802.8	493.0	434.1	420.0	625.1

(1)	Fiscal year 2016 contained 53 weeks consisting of 371 days and fiscal years 2015, 2014, 2013 and 2012 contained 52 weeks consisting of 364 days.
(2)	Interest expense includes $7.3 million, $8.0 million, $6.6 million, $11.1 million and $12.5 million of reclassification adjustments for changes in fair value of interest rate swaps for fiscal 2016, fiscal 2015, fiscal 2014, fiscal 2013 and fiscal 2012, respectively. Also includes $9.4 million loss on extinguishment and $5.5 million accelerated amortization of original issue discount and financing costs during fiscal 2016.
(3)	Income tax expense includes $2.9 million, $3.1 million, $2.6 million, $4.3 million and $4.9 million tax benefit from reclassification adjustments for fiscal 2016, fiscal 2015, fiscal 2014, fiscal 2013 and fiscal 2012, respectively, related to the reclassification adjustments for change in fair value of interest rate swaps referred to in note (2).

Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with Item 6. Selected Financial Data and the audited consolidated financial statements and the notes thereto included in Item 8. Financial Statements and Supplementary Data in this Annual Report on Form 10-K. In addition to historical consolidated financial information, this discussion contains forward-looking statements that reflect our plans, estimates, and beliefs and involve numerous risks and uncertainties, including but not limited to those described in Item 1A. Risk Factors of this Annual Report on Form 10-K. Actual results may differ materially from those contained in any forward-looking statements. You should carefully read “Special Note Regarding Forward-Looking Statements” in this Annual Report on Form 10-K.

Our Company

We market and distribute approximately 150,000 food and food-related products to customers across the United States from approximately 71 distribution facilities to over 150,000 customer locations in the “food-away-from-home” industry. We offer our customers a broad assortment of products including our proprietary-branded products, nationally-branded products, and products bearing our customers’ brands. Our product assortment ranges from “center-of-the-plate” items (such as beef, pork, poultry, and seafood), frozen foods, and groceries to candy, snacks, and beverages. We also sell disposables, cleaning and kitchen supplies, and related products used by our customers. In addition to the products we offer to our customers, we provide value-added services by allowing our customers to benefit from our industry knowledge, scale, and expertise in the areas of product selection and procurement, menu development, and operational strategy.

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

The Company’s fiscal year ends on the Saturday nearest to June 30th. This resulted in a 53-week year for fiscal 2016 and a 52-week year for fiscal 2015 and fiscal 2014. References to “fiscal 2016” are to the 53-week period ended July 2, 2016, references to “fiscal 2015” are to the 52-week period ended June 27, 2015, and references to “fiscal 2014” are to the 52-week period ended June 28, 2014.

Recent Trends and Initiatives

Our case volume has grown in each quarter over the comparable prior fiscal year quarter, starting in the second quarter of fiscal 2010 and continuing through the most recent quarter. We believe that we gained industry share during fiscal 2016 given that we have grown our sales more rapidly than the industry growth rate forecasted by Technomic, a research and consulting firm serving the food and food related industry. Our Net income grew 20.9% and Adjusted EBITDA grew 11.6% from fiscal 2015 to fiscal 2016, driven by the 53rd week in fiscal 2016, case growth and improved profit per case. Case volume grew 7.0% in fiscal 2016 compared to fiscal 2015 and grew 4.8% excluding the extra week in fiscal 2016. Gross margin dollars rose 8.7% in fiscal 2016 versus the prior year, which was faster than case growth, primarily as a result of shifting our channel mix toward higher gross margin customers and shifting our product mix toward sales of Performance Brands. Our operating expenses in fiscal 2016 compared to fiscal 2015 rose 7.1%, which was slower than gross margin growth, as a result of initiatives undertaken to reduce operating expenses and from lower fuel prices.

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

We believe that the presentation of EBITDA enhances an investor’s understanding of our performance. We use this measure to evaluate the performance of our segments and for business planning purposes. We present EBITDA in order to provide supplemental information that we consider relevant for the readers of our consolidated financial statements included elsewhere in this report, and such information is not meant to replace or supersede U.S. GAAP measures.

In addition, our management uses Adjusted EBITDA, defined as net income (loss) before interest expense, interest income, income and franchise taxes, and depreciation and amortization, further adjusted to exclude certain items that we do not consider part of our core operating results. Such adjustments include certain unusual, non-cash, non-recurring, cost reduction, and other adjustment items permitted in calculating covenant compliance under our credit agreement and indenture (other than certain pro forma adjustments permitted under our credit agreement and indenture relating to the Adjusted EBITDA contribution of acquired entities or businesses prior to the acquisition date). Under our credit agreement and indenture, our ability to engage in certain activities such as incurring certain additional indebtedness, making certain investments, and making restricted payments is tied to ratios based on Adjusted EBITDA (as defined in the credit agreement and indenture). Our definition of Adjusted EBITDA may not be the same as similarly titled measures used by other companies.

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

In calculating Adjusted EBITDA, we add back certain non-cash, non-recurring, and other items that are included in EBITDA and net income as permitted or required by our credit agreements. Adjusted EBITDA among other things:

•	does not include non-cash stock-based employee compensation expense and certain other non-cash charges;

•	does not include cash and non-cash restructuring, severance, and relocation costs incurred to realize future cost savings and enhance our operations; and

•	does not reflect management fees paid to Blackstone and Wellspring.

We have included the calculations of EBITDA and Adjusted EBITDA for the periods presented.

Results of Operations, EBITDA, and Adjusted EBITDA

The following table sets forth a summary of our results of operations, EBITDA, and Adjusted EBITDA for the periods indicated (dollars in millions, except per share data):

	Fiscal Year Ended			Fiscal 2016		Fiscal 2015
	July 2, 2016	June 27, 2015	June 28, 2014	Change	%	Change	%
Net sales	$16,104.8	$15,270.0	$13,685.7	$834.8	5.5	$1,584.3	11.6
Cost of goods sold	14,094.8	13,421.7	11,988.5	673.1	5.0	1,433.2	12.0

Gross profit	2,010.0	1,848.3	1,697.2	161.7	8.7	151.1	8.9
Operating expenses	1,807.8	1,688.2	1,581.6	119.6	7.1	106.6	6.7

Operating profit	202.2	160.1	115.6	42.1	26.3	44.5	38.5
Other expense, net
Interest expense	83.9	85.7	86.1	(1.8)	(2.1)	(0.4)	(0.5)
Other, net	3.8	(22.2)	(0.7)	26.0	N/M	(21.5)	3,071.4

Other expense, net	87.7	63.5	85.4	24.2	38.1	(21.9)	(25.6)
Income before income taxes	114.5	96.6	30.2	17.9	18.5	66.4	219.9
Income tax expense	46.2	40.1	14.7	6.1	15.2	25.4	172.8

Net income	$68.3	$56.5	$15.5	$11.8	20.9	$41.0	264.5

EBITDA	$317.0	$303.6	$249.0	$13.4	4.4	$54.6	21.9
Adjusted EBTIDA	$366.6	$328.6	$286.1	$38.0	11.6	$42.5	14.9
Weighted-average common shares outstanding:
Basic	96,451,931	86,874,727	86,868,452	9,577,204	11.0	6,275	0.0
Diluted	98,128,626	87,613,698	87,533,324	10,514,928	12.0	80,374	0.1
Earnings per common share:
Basic	$0.71	$0.65	$0.18	$0.06	9.2	$0.47	261.1
Diluted	$0.70	$0.64	$0.18	$0.06	9.4	$0.46	255.6

We believe that the most directly comparable GAAP measure to EBITDA and Adjusted EBITDA is net income. The following table reconciles EBITDA and Adjusted EBITDA to net income for the periods presented:

	For the fiscal year ended
	July 2, 2016	June 27, 2015	June 28, 2014
	(dollars in millions)
Net income	$68.3	$56.5	$15.5
Interest expense(1)	83.9	85.7	86.1
Income tax expense	46.2	40.1	14.7
Depreciation	80.5	76.3	73.5
Amortization of intangible assets	38.1	45.0	59.2

EBITDA	317.0	303.6	249.0
Non-cash items(2)	18.2	2.5	4.9
Acquisition, integration and reorganization(3)	9.4	0.4	11.3
Non-recurring items(4)	1.7	5.1	0.4
Productivity initiatives(5)	11.6	8.3	16.3
Multiemployer plan withdrawal(6)	—	2.8	0.4
Other adjustment items(7)	8.7	5.9	3.8

Adjusted EBITDA	$366.6	$328.6	$286.1

(1)	Includes a $9.4 million loss on extinguishment and $5.5 million of accelerated amortization of original issuance discount and deferred financing costs during fiscal 2016.
(2)	Includes adjustments for non-cash charges arising from employee equity compensation, interest rate swap hedge ineffectiveness, and adjustments to reflect certain assets held for sale to their net realizable value. Equity compensation cost was $17.2 million, $1.2 million and $0.7 million for fiscal 2016, fiscal 2015 and fiscal 2014, respectively. In addition, this includes a (decrease) increase in the LIFO reserve of $(1.5) million, $1.7 million and $3.0 million for fiscal 2016, fiscal 2015, and fiscal 2014, respectively.
(3)	Includes professional fees and other costs related to completed and abandoned acquisitions; in fiscal 2015 these fees are net of a $25.0 million termination fee related to the terminated agreement to acquire 11 US Foods facilities from Sysco and US Foods, costs of integrating certain of our facilities, facility closing costs, certain equity transactions, and advisory fees paid to Blackstone and Wellspring.
(4)	Consists primarily of an expense related to our withdrawal from a purchasing cooperative, pre-acquisition worker’s compensation claims related to an insurance company that went into liquidation, a legal settlement expense, and the impact of business interruption insurance due to hurricane and other weather related and other one-time events.
(5)	Consists primarily of professional fees and related expenses associated with the Winning Together program and other productivity initiatives.
(6)	Includes amounts related to the withdrawal from the Central States Southeast and Southwest Areas Pension Fund. See Note 15 Commitments and Contingencies to the audited consolidated financial statements included in Item 8. Financial Statements and Supplementary Data.
(7)	Consists primarily of changes in fair value and costs related to settlements on our fuel collar derivatives, certain financing transactions, lease amendments, and franchise tax expense and other adjustments permitted by our credit agreements.

Consolidated Results of Operations

Fiscal year ended July 2, 2016 compared to fiscal year ended June 27, 2015

Net Sales

Net sales growth is a function of case growth, pricing (which is primarily based on product inflation/deflation), and a changing mix of customers, channels, and product categories sold. Net sales increased $834.8 million, or 5.5%, in fiscal 2016 compared to fiscal 2015. The increase in net sales was primarily attributable to the 53rd week in fiscal year 2016, case growth in Performance Foodservice, particularly in the Street channel, and sales growth in Vistar, particularly their retail, theater, vending, and hospitality channels. Net sales for the extra week in fiscal 2016 were approximately $312.4 million.

Net sales growth was driven by case volume growth of 7.0% in fiscal 2016 compared to fiscal 2015. Excluding the impact of the 53rd week in fiscal 2016, case volume increased 4.8 % compared to the prior year. This increase was partially offset by a 1.5% decrease in selling price per case in fiscal 2016, primarily as a result of deflation and mix. During fiscal 2016, we witnessed deflation in our cheese, beef, and poultry categories.

Gross Profit

Gross profit increased $161.7 million, or 8.7%, for fiscal 2016 compared to fiscal 2015. The increase in gross profit was the result of the 53rd week in fiscal 2016, growth in cases sold and a higher gross profit per case, which in turn was the result of selling an improved mix of channels and products. Within Performance Foodservice, case growth to Street customers positively affected gross profit per case. Street customers typically receive more services from us, cost more to serve, and pay a higher gross profit per case than other customers. Also, in fiscal 2016, Performance Foodservice grew our Performance Brand sales, which have higher gross profit per case compared to the other brands we sell. See “—Segment Results—Performance Foodservice” below for additional discussion. The Company estimates that the gross profit for the extra week in fiscal 2016 was approximately $40.1 million.

Operating Expenses

Operating expenses increased $119.6 million, or 7.1%, for fiscal 2016 compared to fiscal 2015. The increase in operating expenses was primarily driven by the 53rd week in fiscal 2016, the increase in case volume, an increased investment in our sales force, and increases in stock compensation expense of $16.0 million, bonus expense of $13.8 million, and insurance expense of $7.0 million, as discussed in the segment results below. The increase was partially offset by leverage of our fixed costs, improved productivity in our warehouse and transportation operations, and decreases in fuel expense and amortization of intangible assets. Operating expenses for the extra week is fiscal 2016 were approximately $35.3 million.

Depreciation and amortization of intangible assets decreased from $121.3 million in fiscal 2015 to $118.6 million in fiscal 2016, a decrease of 2.2%. Decreases in amortization of intangible assets, since certain intangibles are now fully amortized compared to the prior year, more than offset the increases in depreciation in fixed assets resulting from larger capital outlays to support our growth.

Net Income

Net income increased by $11.8 million, or 20.9%, to $68.3 million for fiscal 2016 compared to fiscal 2015. The increase in net income was attributable to a $42.1 million increase in operating profit and a $1.8 million decrease in interest expense, partially offset by a $26.0 million increase in other expense and a $6.1 million increase in income tax expense. The Company estimates that net income for the extra week in fiscal 2016 was approximately $2.1 million.

The increase in operating profit was a result of the increase in gross profit discussed above, partially offset by the increase in operating expenses. The decrease in interest expense was primarily the result of lower average borrowings during fiscal 2016 compared to fiscal 2015, partially offset by a $9.4 million loss on extinguishment of debt and $5.5 million of accelerated amortization of original issuance discount and deferred financing costs.

The $26.0 million increase in other expense related primarily to the absence of the $25.0 million termination fee income recognized in fiscal 2015, a $3.7 million increase in expense related to settlements on our derivatives and a $0.5 million increase in hedge ineffectiveness in fiscal 2016 compared to fiscal 2015. These increases were partially offset by a $3.2 million increase in non-cash income primarily related to the change in fair value of our derivatives for fiscal 2016 compared to fiscal 2015.

The increase in income tax expense was primarily a result of the increase in income before taxes, partially offset by a decrease in the effective tax rate. Our effective tax rate in fiscal 2016 was 40.3% compared to 41.5% in fiscal 2015. The decrease in the effective tax rate was a result of an increase in other permanent deductions and a reduction in non-deductible expenses and state income tax as a percentage of income before taxes. Since non-deductible expenses tend to be relatively constant, there is a favorable rate impact as income before taxes increases.

Fiscal year ended June 27, 2015 compared to fiscal year ended June 28, 2014

Net Sales

Net sales increased $1.6 billion, or 11.6%, for fiscal 2015 compared to fiscal 2014. This increase is primarily attributable to new and expanding business with Street customers, which experienced approximately 13% growth for fiscal 2015 compared to fiscal 2014. The balance of the total net sales increase was primarily attributable to growth in Chain customers.

We grew case volume by 6.4% in fiscal 2015, which contributed to the increase in net sales. Inflation during fiscal 2015 increased at an estimated annual rate of 2.4% compared to an estimated annual rate of 1.7% in fiscal 2014. We calculate inflation and deflation by reference to the weighted average of changes in prices experienced by our product classes over the same relevant periods. Net sales growth is a function of case growth, product inflation, and a changing mix of customers, channels, and product categories sold.

Gross Profit

Gross profit increased $151.1 million, or 8.9%, for fiscal 2015 compared to fiscal 2014. This increase in gross profit was the result of growth in cases sold and a higher gross profit per case. Net sales from Performance Foodservice increased as a percentage of total net sales from 59.2% for fiscal 2014 to 59.4% for fiscal 2015. We earn higher gross profit per case in Performance Foodservice than Vistar and PFG Customized. Within Performance Foodservice, case growth to Street customers positively affected gross profit per case. Street customers typically receive more services from us, cost more to serve, and pay a higher gross profit per case than other customers. Also, within Performance Foodservice, we were able to grow our Performance Brand sales, which have higher gross profit per case compared to other brands, from fiscal 2014 to fiscal 2015. See “—Segment Results—Performance Foodservice” below for additional discussion.

Operating Expenses

Operating expenses increased $106.6 million, or 6.7%, for fiscal 2015 compared to fiscal 2014. The increase in operating expenses was primarily caused by the 6.4% increase in case volume and an increase in bonus expenses, professional fees, and IT expenses, partially offset by a decrease in fuel expense and amortization as discussed in the segment results below. Moreover, we believe that, during fiscal 2015, the operating expense reduction initiative within our Winning Together program approximately offset operating expense inflation associated with employees’ salaries and benefits, rent, utilities and other operating expenses. In addition, our estimated withdrawal liability was increased by $2.8 million during fiscal 2015 to reserve the full value of the withdrawal liability related to a multiemployer pension plan from which we had withdrawn during fiscal 2013. The estimated withdrawal liability for this multiemployer pension plan had increased by $0.4 million during fiscal 2014. All of these factors resulted in a net increase in operating expenses for fiscal 2015 compared to fiscal 2014.

Depreciation and amortization of intangible assets decreased from $132.7 million in fiscal 2014 to $121.3 million in fiscal 2015, a decrease of 8.6%. The decrease in amortization of intangible assets, since certain intangibles are now fully amortized, more than offset the increases in depreciation in fixed assets resulting from capital outlays to support our growth.

Net Income

Net income increased by $41.0 million to $56.5 million for fiscal 2015 compared to fiscal 2014. This increase in net income was attributable to a $44.5 million increase in operating profit and a $21.9 million decrease in other expense, partially offset by a $25.4 million increase in income tax expense. The increase in operating profit was a result of the increase in gross profit discussed above, partially offset by an increase in operating expenses. The decrease in other expense, net related primarily to a $25.0 million termination fee in connection with the termination of the Sysco and US Foods merger and lower interest expense in the amount of $0.4 million for fiscal 2015. The decrease in interest expense was primarily a result of lower average interest rates partially offset by an increase in average borrowings during fiscal 2015 compared to fiscal 2014. These decreases in other expense, net were partially offset by $1.9 million less non-cash income related to the change in fair value of our derivatives for fiscal 2015 compared to fiscal 2014 and $1.2 million of expense during fiscal 2015 related to settlements on our derivatives.

The increase in income tax expense was primarily a result of the increase in income before taxes, partially offset by a decrease in the effective tax rate. The effective tax rate was 41.5% for fiscal 2015 compared to 48.7% for fiscal 2014. The decrease in the effective tax rate was a result of the reduction of non-deductible expenses and state income taxes as a percentage of income before taxes. Since non-deductible expenses tend to be relatively constant, there is a favorable rate impact as income before taxes increases.

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

Corporate & All Other is comprised of unallocated corporate overhead and certain operations that are not considered separate reportable segments based on their size. This includes the operations of our internal logistics unit responsible for managing and allocating inbound logistics revenue and expense.

The following tables set forth net sales and EBITDA by segment for the periods indicated (dollars in millions):

Net Sales

	Fiscal Year Ended			Fiscal 2016		Fiscal 2015
	July 2, 2016	June 27, 2015	June 28, 2014	Change	%	Change	%
Performance Foodservice	$9,616.3	$9,085.0	$8,103.8	$531.3	5.8	$981.2	12.1
PFG Customized	3,782.1	3,752.9	3,301.0	29.2	0.8	451.9	13.7
Vistar	2,701.5	2,426.1	2,269.0	275.4	11.4	157.1	6.9
Corporate & All Other	220.5	191.6	157.5	28.9	15.1	34.1	21.7
Intersegment Eliminations	(215.6)	(185.6)	(145.6)	(30.0)	(16.2)	(40.0)	(27.5)

Total net sales	$16,104.8	$15,270.0	$13,685.7	$834.8	5.5	$1,584.3	11.6

EBITDA

	Fiscal Year Ended			Fiscal 2016		Fiscal 2015
	July 2, 2016	June 27, 2015	June 28, 2014	Change	%	Change	%
Performance Foodservice	$307.0	$254.2	$207.5	$52.8	20.8	$46.7	22.5
PFG Customized	34.1	36.5	37.5	(2.4)	(6.6)	(1.0)	(2.7)
Vistar	113.0	105.5	88.3	7.5	7.1	17.2	19.5
Corporate & All Other	(137.1)	(92.6)	(84.3)	(44.5)	(48.1)	(8.3)	(9.8)

Total EBITDA	$317.0	$303.6	$249.0	$13.4	4.4	$54.6	21.9

Segment Results—Performance Foodservice

Fiscal year ended July 2, 2016 compared to fiscal year ended June 27, 2015

Net Sales

Net sales for Performance Foodservice increased $531.3 million, or 5.8%, from fiscal 2015 to fiscal 2016. This increase in net sales was attributable to the 53rd week in fiscal 2016, as well as growth in cases sold. Net sales for the extra week in fiscal 2016 were approximately $188.0 million. Case growth in fiscal 2016 was driven by securing new Street customers and further penetrating existing customers. Securing new and expanded business with Street customers resulted in Street sales growth of approximately 8.3% in fiscal 2016 compared to fiscal 2015. For the year, Street sales as a percentage of total segment sales were up approximately 100 bps, to 44.1%.

EBITDA

EBITDA for Performance Foodservice increased $52.8 million, or 20.8%, from fiscal 2015 to fiscal 2016. This increase was the result of an increase in gross profit, partially offset by an increase in operating expenses excluding depreciation and amortization. Gross profit increased by 10.5% in fiscal 2016, compared to the prior fiscal year, as a result of gross profit of approximately $28.3 million in the extra week in fiscal 2016 and an increase in cases sold, as well as an increase in the gross profit per case. The increase in gross profit per case was driven by a favorable shift in the mix of cases sold toward Street customers and Performance Brands, as well as by an increase in procurement gains. Street business has higher gross margins than Chain customers within this segment.

Operating expenses excluding depreciation and amortization for Performance Foodservice increased by $79.2 million, or 7.8%, from fiscal 2015 to fiscal 2016. Operating expenses increased as a result of the extra week in fiscal 2016, an increase in case volume and the resulting impact on variable operational and selling expenses, as well as cost of living and other increases in compensation. These increases were partially offset by leverage on our fixed costs, improved productivity in our warehouse and transportation operations, and a decrease in fuel expense. The Company estimates that operating expenses excluding depreciation and amortization were approximately $21.2 million in the 53rd week of fiscal 2016.

Depreciation and amortization of intangible assets recorded in this segment decreased from $65.8 million in fiscal 2015 to $63.2 million in fiscal 2016, a decrease of 4.0%. These reductions were a result of a decrease in amortization of intangible assets since certain intangibles are now fully amortized.

Fiscal year ended June 27, 2015 compared to fiscal year ended June 28, 2014

Net Sales

Net sales for Performance Foodservice increased 12.1%, or $981.2 million, to $9.1 billion from fiscal 2014 to fiscal 2015. This increase in net sales was attributable primarily to securing new Street and Chain customers, further penetrating existing customers, and inflation. Securing new and expanded business with Street customers resulted in Street sales growth of approximately 13% for fiscal 2015 compared to fiscal 2014. The balance of the total net sales increase was primarily attributable to growth in Chain customers.

EBITDA

EBITDA for Performance Foodservice increased $46.7 million, or 22.5%, from fiscal 2014 to fiscal 2015. This increase was the result of an increase in gross profit, partially offset by an increase in operating expenses excluding depreciation and amortization. Gross profit increased by 10.8% in fiscal 2015, compared to the prior fiscal year. The increase in gross profit is a result of increased net sales from increased sales to Street customers. As a percentage of total segment sales, the business from Street customers remains consistent at 43.4% for fiscal 2015 and fiscal 2014. Street business has higher gross margins than Chain customers within this segment. Also, sales of Performance Brands, which have higher gross margins compared to other brands, increased by 15.2% in fiscal 2015.

Operating expenses excluding depreciation and amortization for Performance Foodservice increased by 8.1% from fiscal 2014 to fiscal 2015. Operating expenses increased as a result of an increase in case volume and the resulting impact on variable costs along with an increase in bonus expense and increased investment in our Street sales force. In addition, our estimated withdrawal liability was increased by $2.8 million during fiscal 2015 related to a multiemployer pension plan from which we had withdrawn during fiscal 2013. The estimated withdrawal liability for this multiemployer pension plan had increased by $0.4 million during fiscal 2014. These increases were partially offset by a decrease in fuel expense.

Depreciation and amortization of intangible assets recorded in this segment decreased from $81.7 million in fiscal 2014 to $65.8 million in fiscal 2015, a decrease of 19.5%. This decrease was a result of less amortization in fiscal 2015, since certain intangibles are now fully amortized.

Segment Results—PFG Customized

Fiscal year ended July 2, 2016 compared to fiscal year ended June 27, 2015

Net Sales

Net sales for PFG Customized increased $29.2 million, or 0.8%, from fiscal 2015 to fiscal 2016. The increase over this period was the result of approximately $70.2 million of net sales in the 53rd week in fiscal 2016. Excluding the estimated impact of the 53rd week in fiscal 2016, net sales would have decreased by an estimated $41.0 million, or 1.1%, from the prior year, driven by planned exits of some customers to free up capacity for the addition of new business with Red Lobster in fiscal 2017, as well as a decrease in case volume, which reflected trends among some customers in the casual dining channel.

EBITDA

EBITDA for PFG Customized decreased $2.4 million, or 6.6%, from fiscal 2015 to fiscal 2016. The decrease was primarily attributable to a decrease in gross profit of $1.9 million, or 0.8% and an increase in operating expenses, excluding depreciation and amortization. Gross profit for PFG Customized decreased primarily as a result of the planned decrease in case volume. The Company estimates that gross profit was approximately $4.4 million for the extra week in fiscal 2016.

Operating expenses, excluding depreciation and amortization, increased by $0.5 million, or 0.2% in fiscal 2016, compared to the prior year primarily because of $3.8 million of expense in the 53rd week in fiscal 2016. Excluding the estimated impact of the 53rd week in fiscal 2016, operating expenses excluding depreciation and amortization would have decreased by an estimated $3.3 million, or 1.6%, from the prior year, primarily because of lower case sales, productivity improvement, and a decrease in fuel expense, partially offset by an increase in transportation wages, an increase in costs associated with upgrading a portion of the segment’s fleet, and an increase in insurance expense.

Depreciation and amortization of intangible assets recorded in this segment decreased from $15.7 million in fiscal 2015 to $15.4 million in fiscal 2016, a decrease of 1.9%. The decrease is primarily a result of a decrease in amortization of intangible assets, since certain intangibles are now fully amortized, partially offset by increases of depreciation in fixed assets.

Fiscal year ended June 27, 2015 compared to fiscal year ended June 28, 2014

Net Sales

Net sales for PFG Customized increased $451.9 million, or 13.7%, from fiscal 2015 to fiscal 2014. The increase in net sales over this period was a result of an amended agreement with an existing customer, the addition of new customers, and inflation.

Based on an amendment to an agreement relating to a certain product, we now recognize the revenue for this product on a gross basis because we now serve as the principal. Under the amended agreement, we will purchase the product and resell it to our customer. Previously, the Company was only responsible to deliver the product that the customer had ordered from its vendor. This factor accounted for approximately 10% of the total sales increase and continued to affect sales growth into the first quarter of fiscal 2016. This change has no effect on our case growth rates cited above.

EBITDA

EBITDA for PFG Customized decreased $1.0 million, or 2.7%, from $37.5 million in fiscal 2014 to $36.5 million in fiscal 2015. This decrease was primarily attributable to an increase in operating expenses excluding depreciation and amortization, partially offset by an increase in gross profit. Gross profit for PFG Customized increased 0.9% from fiscal 2014 to fiscal 2015, primarily as a result of increased sales from the addition of new customers during fiscal 2015.

Operating expenses, excluding depreciation and amortization, increased by 1.6% in fiscal 2015, compared to the prior year. The increase in operating expenses was primarily because of higher case sales, an increase in personnel expenses, and allocated corporate charges, partially offset by a decrease in fuel expense.

Depreciation and amortization of intangible assets recorded in this segment increased from $15.1 million for fiscal 2014 to $15.7 million for fiscal 2015, an increase of 4.0%. Increases of depreciation in fixed assets were partially offset by decreases in amortization of intangible assets.

Segment Results—Vistar

Fiscal year ended July 2, 2016 compared to fiscal year ended June 27, 2015

Net Sales

Net sales for Vistar increased $275.4 million, or 11.4%, from fiscal 2015 to fiscal 2016. This increase was driven by net sales of approximately $54.1 million in the 53rd week in fiscal 2016, as well as case sales growth in the segment’s retail, theater, vending, and hospitality channels and recent acquisitions.

EBITDA

EBITDA for Vistar increased $7.5 million, or 7.1%, from fiscal 2015 to fiscal 2016. This increase in EBITDA was the result of gross profit dollar growth increasing faster than operating expense dollar growth, excluding depreciation and amortization. Gross profit dollar growth of $29.6 million, or 9.1% for fiscal 2016 compared to fiscal 2015, was driven by gross profit of approximately $7.0 million in the 53rd week in fiscal 2016 and an increase in the number of cases sold. These benefits were partially offset by a shift toward higher cost to serve customers and by inflation-based inventory gains in the prior year.

Operating expense dollar growth, excluding depreciation and amortization, increased $22.1 million, or 10.0% for fiscal 2016. Operating expenses increased primarily as a result of the 53rd week in fiscal 2016, an increase in the number of cases sold, investments in additional sales force capacity and investments associated with expansion of geographies served in the dollar store channel and the opening of a new facility, partially offset by a decrease in fuel expense. The Company estimates that operating expenses excluding depreciation and amortization were approximately $4.9 million in the 53rd week of fiscal 2016.

Depreciation and amortization of intangible assets recorded in this segment increased from $16.4 million in fiscal 2015 to $18.2 million in fiscal 2016, an increase of 11.0%. Depreciation of fixed assets increased as a result of capital outlays to support our growth, as well as recent acquisitions.

Fiscal year ended June 27, 2015 compared to fiscal year ended June 28, 2014

Net Sales

Net sales for Vistar increased 6.9%, or $157.1 million, from fiscal 2014 to fiscal 2015. This increase in sales related primarily to an increase in sales to the segment’s retail, theater, vending, and hospitality channels and inflation.

EBITDA

EBITDA for Vistar increased $17.2 million, or 19.5%, from fiscal 2014 to fiscal 2015. This increase in EBITDA was the result of an increase in gross profit, partially offset by an increase in operating expenses excluding depreciation and amortization. Gross profit increased by 10.0% in fiscal 2015 compared to the prior year. The increase in gross profit relates primarily to increased sales, the benefits of Winning Together and other programs, plus a change in the mix of business generated by the various channels within the Vistar segment. Net sales from the theater, retail, and hospitality channels increased as a percentage of total Vistar net sales in fiscal 2015 compared to fiscal 2014, while the percent of net sales from the vending channel declined as a percentage of total Vistar net sales during the same time period. The theater, retail, and hospitality channels have higher gross margins than the vending channel within this segment.

Operating expenses excluding depreciation and amortization increased 5.9% for fiscal 2015 compared to fiscal 2014. The increase in operating expenses was primarily the result of higher case sales and a channel mix shift toward the theater, retail, and hospitality channels, which cost more to serve, and an increase in bonus expense. These increases were partially offset by a decrease in fuel expense. In addition, operating expenses for fiscal 2014 also included additional expenses related to a prior acquisition that partially offset these increases.

Depreciation and amortization of intangible assets recorded in this segment increased from $13.8 million for fiscal 2014 to $16.4 million for fiscal 2015, an increase of 18.8%. Increases of depreciation in fixed assets were partially offset by decreases in amortization of intangible assets.

Segment Results—Corporate & All Other

Fiscal year ended July 2, 2016 compared to fiscal year ended June 27, 2015

Net Sales

Net sales for Corporate & All Other increased $28.9 million from fiscal 2015 to fiscal 2016. The increase in was primarily attributable to net sales of approximately $4.4 million in the 53rd week of fiscal 2016 and an increase in logistics services provided to our other segments.

EBITDA

EBITDA for Corporate & All Other was a negative $137.1 million for fiscal 2016 compared to a negative $92.6 million for fiscal 2015. The decrease in EBITDA was primarily driven by a $16.0 million increase in equity compensation expense and a $5.5 million increase in bonus expense, along with higher corporate overhead associated with personnel costs related to compensation and other personnel benefits of $10.5 million.

Depreciation and amortization of intangible assets recorded in this segment decreased from $23.4 million in fiscal 2015 to $21.8 million in fiscal 2016. The decrease was primarily a result of a decrease in amortization of intangible assets, since certain intangibles are now fully amortized.

Fiscal year ended June 27, 2015 compared to fiscal year ended June 28, 2014

Net Sales

Net sales for Corporate & All Other increased $34.1 million from fiscal 2014 to fiscal 2015. The increase in sales was primarily attributable to an increase in logistics services provided to our other segments.

EBITDA

EBITDA for Corporate & All Other was a negative $84.3 million for fiscal 2014 compared to a negative $92.6 million for fiscal 2015. The decrease in EBITDA was primarily driven by increased investment in headcount primarily associated with Winning Together, higher corporate overhead associated with personnel costs related to benefits, and an increase in bonus expense, IT expenses, and professional fees.

Depreciation and amortization of intangible assets recorded in this segment increased from $22.1 million in fiscal 2014 to $23.4 million in fiscal 2015. Increases in depreciation in fixed assets, primarily because of IT capital expenditures, were partially offset by a decrease in amortization of intangible assets.

Quarterly Results and Seasonality

Historically, the food-away-from-home and foodservice distribution industries are seasonal, with lower profit in the first and third quarters of each calendar year. Consequently, we typically experience lower operating profit during our first and third fiscal quarters, depending on the timing of acquisitions.

Financial information for each quarter of fiscal 2016 and fiscal 2015 is set forth below:

Fiscal Year Ended July 2, 2016
(dollars in millions, except share and per share data)	Q1	Q2	Q3	Q4
Net sales	$3,928.9	$3,893.9	$3,909.1	$4,372.9
Cost of goods sold	3,447.8	3,407.1	3,428.3	3,811.6

Gross profit	481.1	486.8	480.8	561.3
Operating expenses	437.1	433.0	443.2	494.5

Operating profit	44.0	53.8	37.6	66.8

Other expense, net:
Interest expense	21.0	23.3	21.6	18.0
Other, net	2.2	1.0	0.5	0.1

Other expense, net	23.2	24.3	22.1	18.1

Income before taxes	20.8	29.5	15.5	48.7
Income tax expense	8.6	12.0	6.1	19.5

Net income	$12.2	$17.5	$9.4	$29.2

Weighted-average common shares outstanding:
Basic	86,885,548	99,107,828	99,698,267	99,833,658
Diluted	87,653,160	100,367,528	101,360,286	101,839,515
Earnings per common share:
Basic	$0.14	$0.18	$0.09	$0.29
Diluted	$0.14	$0.17	$0.09	$0.29

Fiscal Year Ended June 27, 2015
(dollars in millions, except share and per share data)	Q1	Q2	Q3	Q4
Net sales	$3,697.6	$3,792.5	$3,795.5	$3,984.4
Cost of goods sold	3,248.2	3,335.2	3,343.9	3,494.4

Gross profit	449.4	457.3	451.6	490.0
Operating expenses	416.7	410.2	424.5	436.8

Operating profit	32.7	47.1	27.1	53.2

Other expense, net:
Interest expense	21.2	21.8	21.6	21.1
Other, net	0.2	2.7	0.3	(25.4)

Other expense, net	21.4	24.5	21.9	(4.3)

Income before taxes	11.3	22.6	5.2	57.5
Income tax expense	4.7	9.8	2.3	23.3

Net income	$6.6	$12.8	$2.9	$34.2

Weighted-average common shares outstanding:
Basic	86,874,101	86,874,101	86,874,101	86,876,606
Diluted	87,600,174	87,637,135	87,706,396	87,637,541
Earnings per common share:
Basic	$0.08	$0.15	$0.03	$0.39
Diluted	$0.08	$0.15	$0.03	$0.39

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

At July 2, 2016, our cash balance totaled $10.9 million, while our cash balance totaled $9.2 million at June 27, 2015. This increase in cash during fiscal 2016 was attributable to net cash provided by operating activities of $234.9 million, partially offset by net cash used in investing activities of $157.6 million and financing activities of $75.6 million. We borrow under our Second Amended and Restated Credit Agreement (the “ABL Facility”) or pay it down regularly based on our cash flows from operating and investing activities. Our practice is to minimize interest expense while maintaining reasonable liquidity.

As market conditions warrant, we and our major stockholders, including our Sponsors, may from time to time, depending upon market conditions, seek to repurchase our securities or loans in privately negotiated or open market transactions, by tender offer or otherwise.

On October 6, 2015, we completed our IPO of 16,675,000 shares of common stock for an offering price of $19.00 per share ($17.955 per share net of underwriting discounts), including the exercise in full by the underwriters of their option to purchase additional shares. We sold an aggregate of 12,777,325 shares of such common stock and certain selling stockholders sold 3,897,675 shares. The aggregate offering price of the amount of newly issued common stock was $242.8 million. In connection with the offering, we paid the underwriters a discount of $1.045 per share, for a total underwriting discount of $13.4 million. In addition, we incurred direct offering expenses consisting of legal, accounting, and printing costs of $5.8 million in connection with the IPO, of which $3.0 million was paid during fiscal 2016. We used the net offering proceeds to us after deducting the underwriting discount and our direct offering expenses to repay $223.0 million aggregate principal amount of indebtedness under a Credit Agreement providing for a term loan facility (the “Term Facility”). We used the remainder of the net proceeds for general corporate purposes.

On February 1, 2016, Performance Food Group, Inc. amended and restated the ABL Facility to increase the borrowing capacity from $1.4 billion to $1.6 billion, lower interest rates for LIBOR based loans, extend the maturity from May 2017 to February 2021, and modify triggers and provisions related to certain reporting, financial, and negative covenants. The total size of the facility immediately increased the effective borrowing capacity under the ABL Facility since borrowing base assets exceeded the facility size prior to the amendment. Approximately $6.8 million of fees and expenses have been incurred for the amendment, which were included as deferred financing costs and will be amortized over the remaining term of the ABL Facility. Of this amount, $6.6 million was paid during fiscal 2016. In connection with the closing of this amendment, Performance Food Group, Inc. borrowed $200.0 million under the ABL Facility and used the proceeds to repay $200.0 million aggregate principal amount of loans under the Term Loan Facility.

On May 17, 2016, Performance Food Group, Inc. issued and sold $350.0 million aggregate principal amount of its 5.500% Senior Notes due 2024 (the “Notes”), pursuant to an indenture dated as of May 17, 2016, that is jointly and severally guaranteed by PFGC and all domestic direct and indirect wholly-owned subsidiaries of PFGC (other than captive insurance subsidiaries and other excluded subsidiaries). The proceeds from the Notes were used to pay in full the remaining outstanding $306.4 million aggregate principal amount of loans under the Term Facility and to terminate the Term Facility; to temporarily repay a portion of the outstanding borrowings under the ABL Facility; and to pay the fees, expenses, and other transaction costs incurred in connection with the

Notes. A portion of the Notes was considered a modification of the Term Facility. Approximately $7.2 million of fees and expenses have been incurred and paid during fiscal 2016 in connection with the Notes. Of the amount of fees incurred, $2.5 was included as deferred financing costs and will be amortized over the remaining term of the Notes, $2.1 million was included in loss on extinguishment of debt within interest expense related to the portion of the Term Facility repayment deemed an extinguishment, and $2.6 million was recorded to Operating expenses for the portion of the Term Facility deemed a modification.

Operating Activities

Fiscal year ended July 2, 2016 compared to fiscal year ended June 27, 2015

During fiscal 2016 and fiscal 2015, our operating activities provided cash flow of $234.9 million and $127.4 million, respectively.

The increase in cash flows provided by operating activities for fiscal 2016 compared to fiscal 2015 was largely driven by lower net working capital investment compared to the prior period.

Fiscal year ended June 27, 2015 compared to the fiscal year ended June 28, 2014

During fiscal 2015, our operating activities provided cash flow of $127.4 million, while during fiscal 2014 our operating activities provided cash flow of $119.7 million, an increase of $7.7 million, or 6.4%.

The increase in cash flows provided by operating activities in fiscal 2015 compared to fiscal 2014 was largely because of the continued growth in our business. This was partially offset by an increase in our net working capital investment from the prior period and a decrease in cash provided by accrued expenses and other liabilities that was primarily associated with higher bonus payments made during fiscal 2015.

Investing Activities

Cash used in investing activities totaled $157.6 million is fiscal 2016 compared to $100.7 million in fiscal 2015 and $93.4 million in fiscal 2014. These investments consisted primarily of capital purchases of property, plant, and equipment of $119.7 million, $98.6 million and $90.6 million for fiscal years 2016, 2015 and 2014, respectively, and payments for business acquisitions of $39.0 million, $0.4 million and $0.9 million for fiscal years 2016, 2015 and 2014, respectively. In fiscal 2016, purchases of property, plant, and equipment primarily consisted of transportation and information technology equipment, as well as outlays for warehouse expansions and improvements.

The following table presents the capital purchases of property, plant, and equipment by segment:

	Fiscal Year Ended
(Dollars in millions)	July 2, 2016	June 27, 2015	June 28, 2014
Performance Foodservice	$67.5	$41.8	$38.8
PFG Customized	8.2	7.8	12.2
Vistar	13.4	14.5	20.7
Corporate & All Other	30.6	34.5	18.9

Total capital purchases of property, plant and equipment	$119.7	$98.6	$90.6

As of July 2, 2016, the Company had commitments of $22.9 million for capital projects related to warehouse expansion and improvements. The Company anticipates using borrowings from the ABL Facility and lease financing to fulfill these commitments.

Financing Activities

During fiscal 2016, net cash used in financing activities was $75.6 million, which consisted primarily of payments of $736.9 million on our Term Loan Facility, partially offset by $350.0 million in proceeds from the issuance of Notes, $226.4 million in net proceeds from our initial public offering and $99.3 million in net proceeds under our ABL Facility.

During fiscal 2015, our financing activities used cash flow of $22.8 million, which consisted primarily of $13.9 million in net payments on our ABL Facility, $7.5 million in payments on our Term Loan Facility, and $3.1 million in payments on our capital and finance lease obligations, partially offset by $3.5 million in proceeds from our sale-leaseback transaction.

During fiscal 2014, our financing activities used cash flow of $35.1 million, which consisted primarily of $21.2 million in net payments on our ABL Facility, $5.6 million in payments on our Term Loan Facility, $2.8 million in payments related to acquisitions, and $1.8 million in payments on financed property, plant, and equipment.

The following describes our financing arrangements as of July 2, 2016:

ABL Facility: PFGC, Inc. (“PFGC”), a wholly-owned subsidiary of the Company, is a party to the ABL Facility dated February 1, 2016. The ABL Facility is secured by the majority of the tangible assets of PFGC and its subsidiaries. Performance Food Group, Inc., a wholly-owned subsidiary of PFGC, is the lead borrower under the ABL Facility, which is jointly and severally guaranteed by PFGC and all material domestic direct and indirect wholly-owned subsidiaries of PFGC (other than captive insurance subsidiaries and other excluded subsidiaries). Availability for loans and letters of credit under the ABL Facility is governed by a borrowing base, determined by the application of specified advance rates against eligible assets, including trade accounts receivable, inventory, owned real properties, and owned transportation equipment. The borrowing base is reduced quarterly by a cumulative fraction of the real properties and transportation equipment values. Advances on accounts receivable and inventory are subject to change based on periodic commercial finance examinations and appraisals, and the real property and transportation equipment values included in the borrowing base are subject to change based on periodic appraisals. Audits and appraisals are conducted at the direction of the administrative agent for the benefit and on behalf of all lenders.

On February 1, 2016, Performance Food Group, Inc. amended and restated the ABL Facility to increase the borrowing capacity from $1.4 billion to $1.6 billion, lower interest rates for LIBOR based loans, extend the maturity from May 2017 to February 2021, and modify triggers and provisions related to certain reporting, financial, and negative covenants. The total size of the facility immediately increased the effective borrowing capacity under the ABL Facility since borrowing base assets exceeded the facility size prior to the amendment. Approximately $6.8 million of fees and expenses have been incurred for the amendment, which were included as deferred financing costs and will be amortized over the remaining term of the ABL Facility. Of this amount, $6.6 million was paid during fiscal 2016. In connection with the closing of this amendment, Performance Food Group, Inc. borrowed $200.0 million under the ABL Facility and used the proceeds to repay $200.0 million aggregate principal amount of loans under the Term Facility.

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

The following table summarizes outstanding borrowings, availability, and the average interest rate under the ABL Facility:

(Dollars in millions)	As of July 2, 2016	As of June 27, 2015
Aggregate borrowings	$765.0	$665.7
Letters of credit	97.7	102.5
Excess availability, net of lenders’ reserves of $20.9 and $19.7	725.5	631.8
Average interest rate	1.87%	1.94%

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

Term Loan Facility: Performance Food Group, Inc. entered into the Term Facility on May 14, 2013. Performance Food Group, Inc. borrowed an aggregate principal amount of $750.0 million under the Term Facility that is jointly and severally guaranteed by PFGC and all domestic direct and indirect wholly-owned subsidiaries of PFGC (other than captive insurance subsidiaries and other excluded subsidiaries). Net proceeds to Performance Food Group, Inc. were $746.3 million. The proceeds from the Term Facility were used to redeem the Company’s then outstanding senior notes in full; to pay the fees, premiums, expenses, and other transaction costs incurred in connection with the Term Facility and a previous ABL Facility amendment; and to pay a $220 million dividend to the Company’s stockholders. A portion of the Term Facility was considered a modification of the senior notes.

On October 6, 2015, the Company completed its IPO and used the net proceeds therefrom to repay $223.0 million aggregate principal amount of indebtedness under the Term Facility. On February 1, 2016, Performance Food Group, Inc. amended and restated the ABL Facility as described above. In connection with the closing of this amendment, Performance Food Group, Inc. borrowed $200.0 million under the ABL Facility and used the proceeds to repay $200.0 million aggregate principal amount of loans under the Term Facility. Fiscal 2016 includes $5.5 million of accelerated amortization of original issue discount and deferred financing costs because of the repayment of $223.0 million aggregate principal amount of indebtedness mentioned above. Additionally, the Company recognized a $5.8 million loss on extinguishment within interest expense during the third quarter of fiscal 2016, related to the write-off of unamortized original issue discount and deferred financing costs on the Term Facility, because of the repayment of $200.0 million aggregate principal amount of indebtedness mentioned above.

On May 17, 2016, Performance Food Group, Inc. issued and sold $350.0 million aggregate principal amount of Notes described below and used a portion of the proceeds to repay in full the remaining outstanding $306.4 million aggregate principal amount of loans under the Term Facility and to terminate the Term Facility, bringing the total payment amount to $736.9 million for fiscal 2016. A portion of this repayment was considered an extinguishment, resulting in a $3.6 million loss on extinguishment of debt within interest expense, which is comprised of $2.1 million of fees paid and $1.5 million related to the write-off the pro-rata portion of the unamortized original issue discount and deferred financing costs related to the debt extinguishment. A significant portion of this redemption was considered a modification in accordance with FASB ASC 470-50, Debt-Modifications and Extinguishments, and as a result, $0.7 million of unamortized original issue discount for the

Term Facility was deferred as original issue discount of the Notes and $5.7 million of unamortized deferred financing costs for the Term Facility was deferred as deferred financing costs of the Notes.

Interest expense related to the amortization of deferred financing costs and original issue discount for the Term Facility was as follows:

	For the fiscal years ended
(In millions)	July 2, 2016	June 27, 2015	June 28, 2014
Deferred financing costs amortization	$14.2	$4.5	$4.5
Original issue discount amortization	1.8	0.6	0.6

Total amortization included in interest expense	$16.0	$5.1	$5.1

Senior Notes: On May 17, 2016, Performance Food Group, Inc. issued and sold $350.0 million aggregate principal amount of Notes, pursuant to an indenture dated as of May 17, 2016, that is jointly and severally guaranteed by PFGC and all domestic direct and indirect wholly-owned subsidiaries of PFGC (other than captive insurance subsidiaries and other excluded subsidiaries). The proceeds from the Notes were used to pay in full the remaining outstanding $306.4 million aggregate principal amount of loans under the Term Facility and to terminate the Term Facility; to temporarily repay a portion of the outstanding borrowings under the ABL Facility; and to pay the fees, expenses, and other transaction costs incurred in connection with the Notes. A portion of the Notes was considered a modification of the Term Facility. Approximately $7.2 million of fees and expenses were incurred and paid during fiscal 2016 in connection with the Notes. Of the amount of fees incurred, $2.5 was included as deferred financing costs and will be amortized over the remaining term of the Notes, $2.1 million was included in loss on extinguishment of debt within interest expense related to the portion of the Term Facility repayment deemed an extinguishment, and $2.6 million was recorded to Operating expenses for the portion of the Term Facility deemed a modification.

The Notes were issued at 100.0% of their par value. The Notes mature on June 1, 2024 and bear interest at a rate of 5.5% per year, payable semi-annually in arrears. Performance Food Group, Inc.’s obligations under the Notes are guaranteed on a senior unsecured basis by all of Performance Food Group, Inc.’s existing and future material wholly-owned domestic restricted subsidiaries to the extent such subsidiaries guarantee indebtedness under the ABL Facility, and other future capital markets debt securities or certain other indebtedness incurred under credit facilities for Performance Food Group, Inc. The Notes are not guaranteed by Performance Food Group Company.

Upon the occurrence of a change of control triggering event or upon the sale of certain assets in which Performance Food Group, Inc. does not apply the proceeds as required, the holders of the Notes will have the right to require Performance Food Group, Inc. to make an offer to repurchase each holder’s Notes at a price equal to 101% (in the case of a change of control triggering event) or 100% (in the case of an asset sale) of their principal amount, plus accrued and unpaid interest. Performance Food Group, Inc. may redeem all or a part of the Notes at any time prior to June 1, 2019 at a redemption price equal to 100% of the principal amount of the Notes being redeemed plus a make-whole premium and accrued and unpaid interest, if any. In addition, beginning on June 1, 2019, Performance Food Group, Inc. may redeem all or a part of the Notes at a redemption price equal to 102.750% of the principal amount redeemed. The redemption price decreases to 101.325% and 100.000% of the principal amount redeemed on June 1, 2020 and June 1, 2021, respectively. In addition, at any time prior to June 1, 2019, Performance Food Group, Inc. may redeem up to 40% of the Notes from the proceeds of certain equity offerings at a redemption price equal to 105.500% of the principal amount thereof, plus accrued and unpaid interest.

The indenture governing the Notes contains covenants limiting, among other things, PFGC and its restricted subsidiaries’ ability to incur or guarantee additional debt or issue disqualified stock or preferred stock; pay dividends and make other distributions on, or redeem or repurchase, capital stock; make certain investments;

incur certain liens; enter into transactions with affiliates; consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; create certain restrictions on the ability of PFGC’s restricted subsidiaries to make dividends or other payments to PFGC; designate restricted subsidiaries as unrestricted subsidiaries; and transfer or sell certain assets. These covenants are subject to a number of important exceptions and qualifications. The Notes also contain customary events of default, the occurrence of which could result in the principal of and accrued interest on the Notes to become or be declared due and payable.

As of July 2, 2016, the outstanding aggregate principal amount of the Notes was $350.0 million with unamortized original issue discount of $0.7 million and unamortized deferred financing costs of $8.1 million. For fiscal 2016, interest expense included $0.1 million related to the amortization of original interest discount and deferred financing costs.

The ABL Facility and the indenture governing the Notes contain customary restrictive covenants under which all of the net assets of PFGC and its subsidiaries are restricted from distribution to Performance Food Group Company, except for approximately $390.0 million of restricted payment capacity available under such debt agreements, as of July 2, 2016.

As of July 2, 2016, we were in compliance with all of the covenants under the ABL Facility and Notes.

Unsecured Subordinated Promissory Note. In connection with an acquisition, Performance Food Group, Inc. issued a $6.0 million interest only, unsecured subordinated promissory note on December 21, 2012, bearing an interest rate of 3.5%. Interest is payable quarterly in arrears. The $6.0 million principal is due in a lump sum in December 2017. All amounts outstanding under this promissory note become immediately due and payable upon the occurrence of a change in control of the Company or PFGC, which includes the sale, lease, or transfer of all or substantially all of the assets of PFGC. This promissory note was initially recorded at its fair value of $4.2 million. The difference between the principal and the initial fair value of the promissory note is being amortized as additional interest expense on a straight-line basis over the life of the promissory note, which approximates the effective yield method. For fiscal 2016, 2015 and 2014, interest expense each year included $0.4 million related to this amortization. As of July 2, 2016, the carrying value of the promissory note was $5.5 million.

Contractual Cash Obligations

The following table sets forth our significant contractual cash obligations as of July 2, 2016. The years below represent our fiscal years.

(Dollars in millions)	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt	$1,121.0	$—	$6.0	$765.0	$350.0
Capital and finance lease obligations(1)	50.5	4.7	9.4	6.0	30.4
Property, plant, and equipment, financed	1.0	1.0	—	—	—
Unrecognized tax benefits and interest(2)	0.5	—	—	—	—
Interest payments related to long-term debt(3)	245.3	39.5	78.7	71.1	56.0
Long-term operating leases	451.2	87.6	156.0	106.8	100.8
Purchase obligations(4)	31.4	27.6	2.6	1.2	—
Multiemployer pension plan(5)	5.8	0.3	0.7	0.7	4.1

Total contractual cash obligations	$1,906.7	$160.7	$253.4	$950.8	$541.3

(1)	The amounts reflected in the table include the interest component of the lease payments.
(2)

Unrecognized tax benefits relate to uncertain tax positions recorded under accounting standards related to uncertain tax positions. As of July 2, 2016, we had a liability of $0.4 million for unrecognized tax benefits for all tax jurisdictions and less than $0.1 million for related interest that could result in cash payments. We are not able to reasonably estimate the timing of payments of the amount by which the liability will increase or decrease over time. Accordingly, the related balances have not been reflected in “Payments Due by Period” section of the table.
(3)	Includes payments on our floating rate debt based on rates as of July 2, 2016, assuming the amount remains unchanged until maturity. The impact of our outstanding floating-to-fixed interest rate swap on the floating rate debt interest payments is included as well based on the floating rates in effect as of July 2, 2016.
(4)	For purposes of this table, purchase obligations include agreements for purchases related to capital projects and services in the normal course of business, for which all significant terms have been confirmed. The amounts included above are based on estimates. Purchase obligations also include amounts committed to various capital projects in process or scheduled to be completed in the coming year, as well a minimum amounts due for various Company meetings and conferences.
(5)	Represents the voluntary withdrawal liability recorded related to the withdrawal from the Central States Southeast and Southwest Areas Pension Fund (“Central States Pension Fund”) and excludes normal contributions required under our collective bargaining agreements. See Note 15 Commitments and Contingencies to our audited consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for further discussion.

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

Total assets for Performance Foodservice increased $49.4 million from $1,915.7 million as of June 27, 2015 to $1,965.1 million as of July 2, 2016. During this time periods, this segment increased its accounts receivable, inventory, and property, plant, and equipment, which was partially offset by a decrease in the balance of intangible assets.

Total assets for PFG Customized decreased $23.6 million from $649.8 million as of June 27, 2015 to $626.2 million as of July 2, 2016. During this time period, this segment decreased its accounts receivable, inventory, property, plant, and equipment, and intangible assets.

Total assets for Vistar increased $97.0 million from $539.2 million as of June 27, 2015 to $636.2 million as of July 2, 2016. During this time period, this segment increased its accounts receivable, inventory, and property, plant, and equipment. In addition, goodwill and intangible assets increased primarily as a result of recent acquisitions.

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are those that are most important to portraying our financial position and results of operations. These policies require our most subjective or complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. Our most critical accounting policies and estimates include those that pertain to the allowance for doubtful accounts receivable, inventory valuation, insurance programs, income taxes, vendor rebates and promotional incentives, and goodwill and other intangible assets.

Accounts Receivable

Accounts receivable are primarily comprised of trade receivables from customers in the ordinary course of business, are recorded at the invoiced amount, and primarily do not bear interest. Receivables are recorded net of the allowance for doubtful accounts on the accompanying consolidated balance sheets. We evaluate the collectability of our accounts receivable based on a combination of factors. We regularly analyze our significant customer accounts, and when we become aware of a specific customer’s inability to meet its financial obligations to us, such as a bankruptcy filing or a deterioration in the customer’s operating results or financial position, we record a specific reserve for bad debt to reduce the related receivable to the amount we reasonably believe is collectible. We also record reserves for bad debt for other customers based on a variety of factors, including the length of time the receivables are past due, macroeconomic considerations, and historical experience. If circumstances related to specific customers change, our estimates of the recoverability of receivables could be further adjusted.

Inventory Valuation

Our inventories consist primarily of food and non-food products. We primarily value inventories at the lower of cost or market using the first-in, first-out (“FIFO”) method. FIFO was used for approximately 92% of total inventories at July 2, 2016. The remainder of the inventory was valued using the last-in, first-out (“LIFO”) method using the link chain technique of the dollar value method. We adjust our inventory balances for slow-moving, excess, and obsolete inventories. These adjustments are based upon inventory category, inventory age, specifically identified items, and overall economic conditions.

Insurance Programs

We maintain high-deductible insurance programs covering portions of general and vehicle liability and workers’ compensation. The amounts in excess of the deductibles are insured by third-party insurance carriers, subject to certain limitations and exclusions. We also maintain self-funded group medical insurance. We accrue our estimated liability for these deductibles, including an estimate for incurred but not reported claims, based on known claims and past claims history. The estimated short-term portion of these accruals is included in Accrued expenses on our consolidated balance sheets, while the estimated long-term portion of the accruals is included in Other long-term liabilities. The provisions for insurance claims include estimates of the frequency and timing of claims occurrence, as well as the ultimate amounts to be paid. These insurance programs are managed by a third party, and the deductibles for general and vehicle liability and workers compensation are collateralized by letters of credit and restricted cash.

Income Taxes

We follow FASB ASC 740-10, Income Taxes—Overall, which requires the use of the asset and liability method of accounting for deferred income taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Future tax benefits, including net operating loss carry-forwards, are recognized to the extent that realization of such benefits is more likely than not. Uncertain tax positions are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, developments in case law, and closing of statutes of limitations. Such adjustments are reflected in the tax provision as appropriate.

Vendor Rebates and Other Promotional Incentives

We participate in various rebate and promotional incentives with our suppliers, either unilaterally or in combination with purchasing cooperatives and other procurement partners, that consist primarily of volume and growth rebates, annual and multi-year incentives, and promotional programs. Consideration received under these incentives is generally recorded as a reduction of cost of goods sold. However, in certain limited circumstances the consideration is recorded as a reduction of costs incurred by us. Consideration received may be in the form of cash and/or invoice deductions. Changes in the estimated amount of incentives to be received are treated as changes in estimates and are recognized in the period of change.

Consideration received for volume and growth rebates, annual incentives, and multi-year incentives are recorded as a reduction of cost of goods sold. We systematically and rationally allocate the consideration for these incentives to each of the underlying transactions that results in progress by the Company toward earning the incentives. If the incentives are not probable and reasonably estimable, we record the incentives as the underlying objectives or milestones are achieved. We record annual and multi-year incentives when earned, generally over the agreement period. We use current and historical purchasing data, forecasted purchasing volumes, and other factors in estimating whether the underlying objectives or milestones will be achieved. Consideration received to promote and sell the supplier’s products is typically a reimbursement of marketing costs incurred by the Company and is recorded as a reduction of our operating expenses. If the amount of consideration received from the suppliers exceeds our marketing costs, any excess is recorded as a reduction of cost of goods sold. We follow the requirements of FASB ASC 605-50-25-10, Revenue Recognition—Customer Payments and Incentives—Recognition—Customer’s Accounting for Certain Consideration Received from a Vendor and ASC 605-50-45-16, Revenue Recognition—Customer Payments and Incentives—Other Presentation Matters—Reseller’s Characterization of Sales Incentives Offered to Customers by Manufacturers.

Acquisitions, Goodwill, and Other Intangible Assets

We account for acquired businesses using the acquisition method of accounting. Our financial statements reflect the operations of an acquired business starting from the completion of the acquisition. Goodwill and other intangible assets represent the excess of cost of an acquired entity over the amounts specifically assigned to those tangible net assets acquired in a business combination. Other identifiable intangible assets typically include customer relationships, trade names, technology, non-compete agreements, and favorable lease assets. Goodwill and intangibles with indefinite lives are not amortized. Intangibles with definite lives are amortized on a straight-line basis over their useful lives, which generally range from two to eleven years. Annually, or when certain triggering events occur, the Company assesses the useful lives of its intangibles with definite lives. Certain assumptions, estimates, and judgments are used in determining the fair value of net assets acquired, including goodwill and other intangible assets, as well as determining the allocation of goodwill to the reporting units. Accordingly, we may obtain the assistance of third-party valuation specialists for significant tangible and intangible assets. The fair value estimates are based on available historical information and on future expectations and assumptions deemed reasonable by management, but are inherently uncertain. Significant estimates and assumptions inherent in the valuations reflect a consideration of other marketplace participants and include the amount and timing of future cash flows (including expected growth rates and profitability), economic barriers to entry, a brand’s relative market position, and the discount rate applied to the cash flows. Unanticipated market or macroeconomic events and circumstances may occur, which could affect the accuracy or validity of the estimates and assumptions.

We are required to test goodwill and other intangible assets with indefinite lives for impairment annually or more often if circumstances indicate. Indicators of goodwill impairment include, but are not limited to, significant declines in the markets and industries that buy our products, changes in the estimated future cash flows of its reporting units, changes in capital markets, and changes in its market capitalization.

We apply the guidance in FASB Accounting Standards Update (ASU) 2011-08 “Intangibles—Goodwill and Other—Testing Goodwill for Impairment,” which provides entities with an option to perform a qualitative assessment (commonly referred to as “step zero”) to determine whether further quantitative analysis for impairment of goodwill is necessary. In performing step zero for our goodwill impairment test, we are required to make assumptions and judgments, including but not limited to the following: the evaluation of macroeconomic conditions as related to our business, industry and market trends, and the overall future financial performance of our reporting units and future opportunities in the markets in which they operate. If impairment indicators are present after performing step zero, we would perform a quantitative impairment analysis to estimate the fair value of goodwill.

During fiscal 2016 and fiscal 2015, we performed the step zero analysis for our goodwill impairment test. As a result of our step zero analysis, no further quantitative impairment test was deemed necessary for fiscal

2016 and fiscal 2015. There were no impairments of goodwill or intangible assets with indefinite lives for fiscal 2016 and fiscal 2015.

Stock-Based Compensation

The Company participates in the Performance Food Group Company 2007 Management Option Plan (the “2007 Option Plan”) and the Performance Food Group Company 2015 Omnibus Incentive Plan (the “2015 Incentive Plan”) and follows the fair value recognition provisions of FASB ASC 718-10-25, Compensation—Stock Compensation—Overall—Recognition. This guidance requires that all stock-based compensation be recognized as an expense in the financial statements. The Company recognizes expense for its stock-based compensation based on the fair value of the awards that are granted. The Company estimates the fair value of service-based options using a Black-Scholes option pricing model. The fair values of service-based restricted stock, restricted stock with performance conditions and restricted stock units are based on the Company’s stock price on the date of grant. With the assistance of an unrelated specialist, the Company estimates the fair value of options and restricted stock with market conditions using a Monte Carlo simulation. Compensation cost is recognized ratably over the requisite service period for the awards expected to vest. For those options and shares of restricted stock that have a performance condition, compensation expense is based upon the number of options or shares, as applicable, expected to vest after assessing the probability that the performance criteria will be met.

The Company estimates that the possible future compensation expense for awards under the 2007 Option Plan with performance and market conditions is approximately $45.0 million, of which $8.4 million was recognized in fiscal 2016 and approximately $18.0 million will be recognized over the next three years. The remaining $18.6 million of compensation expense will be recognized when the Company concludes that it is probable that certain performance conditions will be met.

Recently Issued Accounting Pronouncements

Refer to Note 3 Recently Issued Accounting Pronouncements within the Notes to Consolidated Financial Statements included in Part II, Item 8 for a full description of recent accounting pronouncements including the respective expected dates of adoption and expected effects on the Company’s consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

All of our market sensitive instruments are entered into for purposes other than trading.

Interest Rate Risk

We are exposed to interest rate risk related to changes in interest rates for borrowings under our ABL Facility. Although we hedge a portion of our interest rate risk through interest rate swaps, any borrowings under our credit facilities in excess of the notional amount of the swaps will be subject to variable interest rates.

As of July 2, 2016, our subsidiary, Performance Food Group, Inc., had nine interest rate swaps with a combined value of $850.0 million notional amount that were designated as cash flow hedges of interest rate risk. See Note 9 Derivative and Hedging Activities within the Notes to Consolidated Financial Statements included in Part II, Item 8 for further discussion of these interest rate swaps.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income/(loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction impacts earnings. The ineffective portion of the change in fair value of derivatives is recognized directly in earnings. Amounts reported in accumulated other comprehensive income/(loss) related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next twelve months, we estimate that an additional $5.0 million will be reclassified as an increase to interest expense.

Based on the fair values of these interest rate swaps as of July 2, 2016, a hypothetical 100 bps decrease in LIBOR would result in a loss of $13.4 million and a hypothetical 100 bps increase in LIBOR would result in a gain of $16.5 million within accumulated other comprehensive income/(loss).

Assuming an average daily balance on our ABL Facility of approximately $962.0 million, approximately $500.0 million of our outstanding long-term debt is fixed through interest rate swap agreements and approximately $462.0 million represents variable-rate debt. A hypothetical 100 bps increase in LIBOR on our variable-rate debt would lead to an increase of approximately $4.6 million in annual cash interest expense.

Fuel Price Risk

We seek to minimize the effect of higher diesel fuel costs both by reducing fuel usage and by taking action to offset higher fuel prices. We reduce usage by designing more efficient truck routes and by increasing miles per gallon through on-board computers that monitor and adjust idling time and maximum speeds and through other technologies. In our PFG Customized segment, we have limited exposure to fuel costs since our sales contracts often transfer fuel price volatility to our customers. In our Performance Foodservice and Vistar segments, we seek to manage fuel prices through diesel fuel surcharges to our customers and through the use of costless collars.

As of July 2, 2016, we had collars in place for approximately 17% of the gallons we expect to use over the twelve months following July 2, 2016. These fuel collars do not qualify for hedge accounting treatment for reasons discussed in Note 9. Derivative and Hedging Activities within the Notes to Consolidated Financial Statements included in Part II, Item 8. Therefore, these collars are recorded at fair value as either an asset or liability on the balance sheet. Any changes in fair value are recorded in the period of the change as unrealized gains or losses on fuel hedging instruments. A hypothetical 10% decrease in expected diesel fuel prices would result in a loss of $0.7 million and a 10% hypothetical increase in expected diesel fuel prices would result in a gain of $0.6 million for these derivative instruments.

Our fuel purchases occur at market prices. Using published market price projections for diesel and estimates of fuel consumption, a 10% hypothetical increase in diesel prices from the market price would result in a potential increase of approximately $9.0 million in fuel costs included in Operating expenses. As discussed above, this increase in fuel costs would be partially offset by fuel surcharges passed through to our customers.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

Audited Consolidated Financial Statements as of July 2, 2016 and June 27, 2015 and for the fiscal years ended July 2, 2016, June 27, 2015 and June 28, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Performance Food Group Company

12500 West Creek Parkway

Richmond, VA 23238

We have audited the accompanying consolidated balance sheets of Performance Food Group Company and subsidiaries (the “Company”) as of July 2, 2016 and June 27, 2015, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the periods ended July 2, 2016, June 27, 2015 and June 28, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Performance Food Group Company and subsidiaries as of July 2, 2016 and June 27, 2015, and the results of their operations and their cash flows for each of the three years in the periods ended July 2, 2016, June 27, 2015 and June 28, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Richmond, Virginia

August 30, 2016

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED BALANCE SHEETS

($ in millions, except share and per share data)	As of July 2, 2016	As of June 27, 2015
ASSETS
Current assets:
Cash	$10.9	$9.2
Accounts receivable, less allowances of $16.3 and $16.0	968.2	964.6
Inventories, net	919.7	882.6
Prepaid expenses and other current assets	40.1	26.4

Total current assets	1,938.9	1,882.8
Goodwill	674.0	664.0
Other intangible assets, net	149.3	167.0
Property, plant and equipment, net	637.0	594.7
Restricted cash	12.9	20.2
Other assets	43.3	24.8

Total assets	$3,455.4	$3,353.5

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Outstanding checks in excess of deposits	$159.6	$126.3
Trade accounts payable	918.0	895.9
Accrued expenses	231.4	234.1
Long-term debt—current installments	—	9.4
Capital and finance lease obligations—current installments	2.4	3.5
Derivative liabilities	5.3	7.8

Total current liabilities	1,316.7	1,277.0
Long-term debt	1,111.6	1,375.9
Deferred income tax liability, net	81.1	82.8
Long-term derivative liabilities	4.9	1.3
Capital and finance lease obligations, excluding current installments	31.5	33.8
Other long-term liabilities	106.8	89.7

Total liabilities	2,652.6	2,860.5

Commitments and contingencies (Note 15)
Shareholders’ equity:
Common Stock
Class A: $0.01 par value per share, none authorized, issued, or outstanding as of July 2, 2016; 250,000,000 shares authorized; 86,860,562 shares issued and outstanding as June 27, 2015	—	0.9
Class B: $0.01 par value per share, none authorized, issued, or outstanding as of July 2, 2016; 25,000,000 shares authorized; 18,388 shares issued and outstanding as of June 27, 2015	—	—
Common Stock: $0.01 par value per share, 1,000,000,000 shares authorized, 99,901,288 shares issued and outstanding as July 2, 2016; none authorized, issued, and outstanding as of June 27, 2015	1.0	—
Additional paid-in capital	836.8	594.1
Accumulated other comprehensive loss, net of tax benefit of $3.6 and $2.9	(5.8)	(4.5)
Accumulated deficit	(29.2)	(97.5)

Total shareholders’ equity	802.8	493.0

Total liabilities and shareholders’ equity	$3,455.4	$3,353.5

See accompanying notes to consolidated financial statements, which are an integral part of these audited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

($ in millions, except share and per share data)	Fiscal year ended July 2, 2016	Fiscal year ended June 27, 2015	Fiscal year ended June 28, 2014
Net sales	$16,104.8	$15,270.0	$13,685.7
Cost of goods sold	14,094.8	13,421.7	11,988.5

Gross profit	2,010.0	1,848.3	1,697.2
Operating expenses	1,807.8	1,688.2	1,581.6

Operating profit	202.2	160.1	115.6

Other expense, net:
Interest expense	83.9	85.7	86.1
Other, net	3.8	(22.2)	(0.7)

Other expense, net	87.7	63.5	85.4

Income before taxes	114.5	96.6	30.2
Income tax expense	46.2	40.1	14.7

Net income	$68.3	$56.5	$15.5

Weighted-average common shares outstanding:
Basic	96,451,931	86,874,727	86,868,452
Diluted	98,128,626	87,613,698	87,533,324
Earnings per common share:
Basic	$0.71	$0.65	$0.18
Diluted	$0.70	$0.64	$0.18

See accompanying notes to consolidated financial statements, which are an integral part of these audited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

($ in millions)	Fiscal year ended July 2, 2016	Fiscal year ended June 27, 2015	Fiscal year ended June 28, 2014
Net income	$68.3	$56.5	$15.5
Other comprehensive (loss) income, net of tax:
Interest rate swaps:
Change in fair value, net of tax	(5.7)	(3.7)	(6.2)
Reclassification adjustment, net of tax	4.4	4.9	4.0

Other comprehensive (loss) income	(1.3)	1.2	(2.2)

Total comprehensive income	$67.0	$57.7	$13.3

See accompanying notes to consolidated financial statements, which are an integral part of these audited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

($ in millions, except share data)	Common Stock						Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
	Class A		Class B		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of June 29, 2013	86,860,562	$0.9	5,099	$—	—	$—	$592.1	$(3.5)	$(169.5)	$420.0
Issuance of common stock under 2007 Option Plan	—	—	8,439	—	—	—	0.1	—	—	0.1
Net income	—	—	—	—	—	—	—	—	15.5	15.5
Interest rate swaps	—	—	—	—	—	—	—	(2.2)	—	(2.2)
Stock compensation expense	—	—	—	—	—	—	0.7	—	—	0.7

Balance as of June 28, 2014	86,860,562	0.9	13,538	—	—	—	592.9	(5.7)	(154.0)	434.1
Issuance of common stock under 2007 Option Plan	—	—	4,850	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	56.5	56.5
Interest rate swaps	—	—	—	—	—	—	—	1.2	—	1.2
Stock compensation expense	—	—	—	—	—	—	1.2	—	—	1.2

Balance as of June 27, 2015	86,860,562	0.9	18,388	—	—	—	594.1	(4.5)	(97.5)	493.0
Issuance of common stock under 2007 Option Plan	—	—	9,700	—	235,346	—	0.4	—	—	0.4
Repurchase of incremental shares of common stock	(31)	—	(2)	—	—	—	—	—	—	—
Reclassification of Class A and Class B common stock into a single class	(86,860,531)	(0.9)	(28,086)	—	86,888,617	0.9	—	—	—	—
Issuance of common stock in initial public offering, net of underwriter commissions and offering costs	—	—	—	—	12,777,325	0.1	223.5	—	—	223.6
Tax benefit from exercise of stock options	—	—	—	—	—	—	1.6	—	—	1.6
Net income	—	—	—	—	—	—	—	—	68.3	68.3
Interest rate swaps	—	—	—	—	—	—	—	(1.3)	—	(1.3)
Stock compensation expense	—	—	—	—	—	—	17.2	—	—	17.2

Balance as of July 2, 2016	—	$—	—	$—	99,901,288	$1.0	$836.8	$(5.8)	$(29.2)	$802.8

See accompanying notes to consolidated financial statements, which are an integral part of these audited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)	Fiscal year ended July 2, 2016	Fiscal year ended June 27, 2015	Fiscal year ended June 28, 2014
Cash flows from operating activities:
Net income	$68.3	$56.5	$15.5
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	80.5	76.3	73.5
Amortization of intangible assets	38.1	45.0	59.2
Amortization of deferred financing costs and other	20.6	10.3	10.2
Provision for losses on accounts receivables	7.5	6.6	9.1
Expense related to modification and extinguishment of debt	4.6	—	0.3
Stock compensation expense	17.2	1.2	0.7
Deferred income tax benefit	(0.4)	(6.1)	(1.4)
Change in fair value of derivative assets and liabilities	(0.8)	1.8	(0.1)
(Gain) loss on assets held for sale	—	(0.9)	0.6
Other	1.5	—	0.2
Changes in operating assets and liabilities, net
Accounts receivable	(1.2)	(136.3)	(134.5)
Inventories	(29.6)	(33.5)	(107.3)
Prepaid expenses and other assets	(34.9)	(8.2)	(6.9)
Trade accounts payable	17.8	69.1	102.3
Outstanding checks in excess of deposits	31.7	9.0	46.1
Accrued expenses and other liabilities	14.0	36.6	52.2

Net cash provided by operating activities	234.9	127.4	119.7

Cash flows from investing activities:
Purchases of property, plant and equipment	(119.7)	(98.6)	(90.6)
Net cash paid for acquisitions	(39.0)	(0.4)	(0.9)
Increase in restricted cash	—	(5.1)	(5.1)
Proceeds from sale of property, plant and equipment	1.1	1.5	2.6
Proceeds from sale of assets held for sale	—	1.9	0.6

Net cash used in investing activities	(157.6)	(100.7)	(93.4)

Cash flows from financing activities:
Net borrowings (payments) under ABL Facility	99.3	(13.9)	(21.2)
Payments on Term Facility	(736.9)	(7.5)	(5.6)
Borrowings on Notes	350.0	—	—
Payments on financed property, plant and equipment	—	(1.6)	(1.8)
Net proceeds from initial public offering	226.4	—	—
Cash paid for debt issuance, extinguishment and modifications	(13.9)	—	(1.5)
Cash paid for acquisitions	—	(0.2)	(2.8)
Payments under capital and finance lease obligations	(3.4)	(3.1)	(2.3)
Proceeds from sale-leaseback transaction	—	3.5	—
Proceeds from exercise of stock options	1.3	—	0.1
Tax benefit from exercise of equity awards	1.6	—	—

Net cash used in financing activities	(75.6)	(22.8)	(35.1)

Net increase (decrease) in cash	1.7	3.9	(8.8)
Cash, beginning of period	9.2	5.3	14.1

Cash, end of period	$10.9	$9.2	$5.3

See accompanying notes to consolidated financial statements, which are an integral part of these audited consolidated financial statements.

Supplemental disclosures of non-cash transactions are as follows:

(In millions)	Fiscal year ended July 2, 2016	Fiscal year ended June 27, 2015	Fiscal year ended June 28, 2014
Debt assumed through capital lease obligations	0.1	3.0	4.6
Purchases of property, plant and equipment, financed	1.0	—	3.5
Purchases of property, plant and equipment, accrued	3.8	—	—
Insurance claims paid through restricted cash	7.3	—	—

Supplemental disclosures of cash flow information are as follows:

(In millions)	Fiscal year ended July 2, 2016	Fiscal year ended June 27, 2015	Fiscal year ended June 28, 2014
Cash paid during the year for:
Interest	$69.4	$73.6	$63.3
Income taxes, net of refunds	56.8	41.3	15.9

PERFORMANCE FOOD GROUP COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Business Activities

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

Fiscal Years

The Company’s fiscal year ends on the Saturday nearest to June 30th. This resulted in a 53-week year for fiscal 2016 and a 52-week year for fiscal 2015 and fiscal 2014. References to “fiscal 2016” are to the 53-week period ended July 2, 2016, references to “fiscal 2015” are to the 52-week period ended June 27, 2015, and references to “fiscal 2014” are to the 52-week period ended June 28, 2014.

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

The aggregate offering price of the amount of newly issued common stock sold was $242.8 million. In connection with the offering, the Company paid the underwriters a discount of $1.045 per share, for a total underwriting discount of $13.4 million. In addition, the Company incurred direct offering expenses consisting of legal, accounting, and printing costs of $5.8 million in connection with the IPO, of which $3.0 million was paid during fiscal 2016.

The Company used the net offering proceeds to it, after deducting the underwriting discount and its direct offering expenses, to repay $223.0 million aggregate principal amount of indebtedness under the Term Facility (see Note 8, Debt). The Company used the remainder of the net proceeds for general corporate purposes.

Secondary Offering

On May 24, 2016, certain selling stockholders (the “Selling Stockholders”) of the Company sold 12,000,000 shares of the Company’s common stock at a public offering price of $24.25 per share in a secondary public offering (the “Offering”). The Selling Stockholders granted the underwriters of the Offering an option to purchase an additional 1,800,000 shares at a price of $23.3406 per share. The underwriters exercised their option in full and, on May 27, 2016, purchased an additional 1,800,000 shares from the Selling Stockholders. The Selling Stockholders received all of the net proceeds from the Offering and the sale of the additional 1,800,000 shares. No shares were sold by the Company. The Company incurred approximately $0.9 million of offering expenses in connection with the Secondary Offering during fiscal 2016.

2.	Summary of Significant Accounting Policies and Estimates

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company balances and transactions have been eliminated.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. The most significant estimates used by management are related to the accounting for the allowance for doubtful accounts, reserve for inventories, impairment testing of goodwill and other intangible assets, acquisition accounting, reserves for claims and recoveries under insurance programs, vendor rebates and other promotional incentives, bonus accruals, depreciation, amortization, determination of useful lives of tangible and intangible assets, and income taxes. Actual results could differ from these estimates.

Cash

The Company maintains its cash primarily in institutions insured by the Federal Deposit Insurance Corporation (“FDIC”). At times, the Company’s cash balance may be in amounts that exceed the FDIC insurance limits.

Restricted Cash

The Company is required by its insurers to collateralize a part of the deductibles for its workers’ compensation and liability claims. The Company has chosen to satisfy these collateral requirements by depositing funds in trusts or by issuing letters of credit. All amounts in restricted cash at July 2, 2016 and June 27, 2015 represent funds deposited in insurance trusts, and $10.2 million and $10.2 million, respectively, represent Level 1 fair value measurements.

Accounts Receivable

Accounts receivable are primarily comprised of trade receivables from customers in the ordinary course of business, are recorded at the invoiced amount, and primarily do not bear interest. Accounts receivable also includes other receivables primarily related to various rebate and promotional incentives with the Company’s suppliers. Receivables are recorded net of the allowance for doubtful accounts on the accompanying consolidated balance sheets. The Company evaluates the collectability of its accounts receivable based on a combination of factors. The Company regularly analyzes its significant customer accounts, and when it becomes aware of a specific customer’s inability to meet its financial obligations to the Company, such as bankruptcy filings or deterioration in the customer’s operating results or financial position, the Company records a specific reserve for bad debt to reduce the related receivable to the amount it reasonably believes is collectible. The Company also records reserves for bad debt for other customers based on a variety of factors, including the length of time the receivables are past due, macroeconomic considerations, and historical experience. If circumstances related to specific customers change, the Company’s estimates of the recoverability of receivables could be further adjusted. As of July 2, 2016 and June 27, 2015, the allowance for doubtful accounts related to trade receivables was approximately $10.6 million and $11.0 million, respectively, and $5.6 million and $5.0 million, respectively related to other receivables. The Company recorded $7.5 million, $6.6 million, and $9.1 million in provision for doubtful accounts in fiscal 2016, fiscal 2015, and fiscal 2014, respectively.

Inventories

The Company’s inventories consist primarily of food and non-food products. The Company values inventories primarily at the lower of cost or market using the first-in, first-out (“FIFO”) method. At July 2, 2016, the Company’s inventory balance of $919.7 million consists primarily of finished goods, $849.3 million of which was valued at FIFO. As of July 2, 2016, $70.4 million of the inventory balance was valued at last-in, first-out (“LIFO”) using the link chain technique of the dollar value method. At July 2, 2016 and June 27, 2015, the LIFO balance sheet reserves were $4.0 million and $5.5 million, respectively. Costs in inventory include the purchase price of the product and freight charges to deliver the product to the Company’s warehouses and are net of certain consideration received from vendors in the amount of $20.7 million and $16.8 million as of July 2, 2016 and June 27, 2015, respectively. The Company adjusts its inventory balances for slow-moving, excess, and obsolete inventories. These adjustments are based upon inventory category, inventory age, specifically identified items, and overall economic conditions. As of July 2, 2016 and June 27, 2015, the Company had adjusted its inventories by approximately $6.4 million and $6.2 million, respectively.

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost. Depreciation of property, plant and equipment, including capital lease assets, is calculated primarily using the straight-line method over the estimated useful lives of the assets, which range from two to 39 years, and is included primarily in operating expenses on the consolidated statement of operations.

Certain internal and external costs related to the development of internal use software are capitalized within property, plant, and equipment during the application development stage.

When assets are retired or otherwise disposed, the costs and related accumulated depreciation are removed from the accounts. The difference between the net book value of the asset and proceeds from disposition is recognized as a gain or loss. Routine maintenance and repairs are charged to expense as incurred, while costs of betterments and renewals are capitalized.

Impairment of Long-Lived Assets

Long-lived assets held and used by the Company, including intangible assets with definite lives, are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the Company compares the carrying value of the asset or asset group to the projected, undiscounted future cash flows expected to be generated by the long-lived asset or asset group. Based on the Company’s assessments, no impairment losses were recorded in fiscal 2016, fiscal 2015, or fiscal 2014.

Acquisitions, Goodwill, and Other Intangible Assets

The Company accounts for acquired businesses using the acquisition method of accounting. The Company’s financial statements reflect the operations of an acquired business starting from the completion of the acquisition. Goodwill and other intangible assets represent the excess of cost of an acquired entity over the amounts specifically assigned to those tangible net assets acquired in a business combination. Other identifiable intangible assets typically include customer relationships, trade names, technology, non-compete agreements, and favorable lease assets. Goodwill and intangibles with indefinite lives are not amortized. Intangibles with definite lives are amortized on a straight-line basis over their useful lives, which generally range from two to eleven years. Annually, or when certain triggering events occur, the Company assesses the useful lives of its intangibles with definite lives. Certain assumptions, estimates, and judgments are used in determining the fair value of net assets acquired, including goodwill and other intangible assets, as well as determining the allocation of goodwill to the reporting units. Accordingly, the Company may obtain the assistance of third-party valuation specialists for the valuation of significant tangible and intangible assets. The fair value estimates are based on available historical information and on future expectations and assumptions deemed reasonable by management but that are inherently uncertain. Significant estimates and assumptions inherent in the valuations reflect a consideration of other marketplace participants and include the amount and timing of future cash flows (including expected growth rates and profitability), economic barriers to entry, a brand’s relative market position, and the discount rate applied to the cash flows. Unanticipated market or macroeconomic events and circumstances may occur that could affect the accuracy or validity of the estimates and assumptions.

The Company is required to test goodwill and other intangible assets with indefinite lives for impairment annually, or more often if circumstances indicate. Indicators of goodwill impairment include, but are not limited to, significant declines in the markets and industries that buy the Company’s products, changes in the estimated future cash flows of its reporting units, changes in capital markets, and changes in its market capitalization. For goodwill and indefinite-lived intangible assets, the Company’s policy is to assess impairment at the end of each fiscal year.

The Company applies the guidance in FASB Accounting Standards Update (ASU) 2011-08 “Intangibles—Goodwill and Other—Testing Goodwill for Impairment,” which provides entities with an option to perform a qualitative assessment (commonly referred to as “step zero”) to determine whether further quantitative analysis for impairment of goodwill is necessary. In performing step zero for the Company’s goodwill impairment test, the Company is required to make assumptions and judgments including but not limited to the following: the evaluation of macroeconomic conditions as related to the Company’s business, industry and market trends, and the overall future financial performance of its reporting units and future opportunities in the markets in which they operate. If impairment indicators are present after performing step zero, the Company would perform a quantitative impairment analysis to estimate the fair value of goodwill.

During fiscal 2016 and fiscal 2015, the Company performed the step zero analysis for its goodwill impairment test. As a result of the Company’s step zero analysis, no further quantitative impairment test was deemed necessary for fiscal 2016 or fiscal 2015. There were no impairments of goodwill or intangible assets with indefinite lives for fiscal 2016, fiscal 2015, or fiscal 2014.

Insurance Program

The Company maintains high-deductible insurance programs covering portions of general and vehicle liability and workers’ compensation. The amounts in excess of the deductibles are fully insured by third-party insurance carriers and subject to certain limitations and exclusions. The Company also maintains self-funded group medical insurance. The Company accrues its estimated liability for these deductibles, including an estimate for incurred but not reported claims, based on known claims and past claims history. The estimated short-term portion of these accruals is included in Accrued expenses on the Company’s consolidated balance sheets, while the estimated long-term portion of the accruals is included in Other long-term liabilities. The provisions for insurance claims include estimates of the frequency and timing of claims occurrence, as well as the ultimate amounts to be paid. These insurance programs are managed by a third party, and the deductibles for general and vehicle liability and workers compensation are collateralized by letters of credit and restricted cash.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) is defined as all changes in equity during each period except for those resulting from net income (loss) and investments by or distributions to shareholders. Other comprehensive income (loss) consists primarily of gains or losses from derivative financial instruments that are designated in a hedging relationship. For derivative instruments that qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings during the same period or periods during which the hedged transaction affects earnings.

Revenue Recognition

The Company recognizes revenue from the sale of a product when it is considered realized or realizable and earned. The Company determines these requirements to be met when the product has been delivered to the customer, the price is fixed and determinable, and there is reasonable assurance of collection of the sales proceeds. The Company recognizes revenues net of applicable sales tax. Sales returns are recorded as reductions of sales.

Revenue is accounted for in accordance with ASC 605-45, which addresses reporting revenue either on a gross basis as a principal or a net basis as an agent depending upon the nature of the sales transactions. The Company recognizes revenue on a gross basis when the Company determines the sale meets the conditions of ASC 605-45, “Reporting Revenue Gross as a Principal versus Net as an Agent.” The Company weighs the following factors in making its determination:

•	who is the primary obligor to provide the product or services desired by our customers;

•	who has discretion in supplier selection;

•	who has latitude in establishing price;

•	who retains credit risk; and

•	who bears inventory risk.

When the Company determines that it does not meet the criteria for gross revenue recognition under ASC 605-45 on the basis of these factors, the Company reports the revenue on a net basis. When there is a change to an agreement with a customer or vendor, pursuant to the Company’s revenue recognition policy, the Company reevaluates the reporting of the revenue based on the factors outlined above to determine if there has been a change in the Company’s relationship in acting as the principal or an agent.

Cost of Goods Sold

Cost of goods sold includes amounts paid to manufacturers for products sold, the cost of transportation necessary to bring the products to the Company’s facilities, plus depreciation related to processing facilities and equipment.

Operating Expenses

Operating expenses include warehouse, delivery, occupancy, insurance, depreciation, amortization, salaries and wages, and employee benefits expenses.

Other, net

Other, net primarily includes the change in fair value gain or loss and cash settlements pertaining to our derivatives on forecasted diesel fuel purchases along with other non-operating income or expense items. For fiscal 2015, this also includes the $25.0 million termination fee in connection with the termination of the Sysco and US Foods merger discussed below.

On December 8, 2013, Sysco Corporation (“Sysco”) and US Foods, Inc. (“US Foods”), announced that they had entered into an agreement and plan of merger. On February 2, 2015, the Company reached an agreement to purchase 11 US Foods facilities relating to the proposed merger. On February 19, 2015, the Federal Trade Commission filed suit seeking an injunction to prevent the proposed merger and, on June 23, 2015, the United States District Court for the District of Columbia granted the injunction. In June 2015, the proposed merger was terminated. As a result, the Company’s agreement to purchase the facilities was also terminated and the Company received a termination fee of $25 million.

Other, net consisted of the following:

(In millions)	Fiscal year ended July 2, 2016	Fiscal year ended June 27, 2015	Fiscal year ended June 28, 2014
Change in fair value (gain) loss on derivatives for forecasted diesel fuel purchased	$(1.4)	$1.8	$(0.1)
Cash settlements on derivatives for forecasted diesel fuel purchases	4.9	1.2	—
Ineffectiveness related to hedge derivatives for forecasted debt interest payments	0.5	—	—
Termination fee	—	(25.0)	—
Other income	(0.2)	(0.2)	(0.6)

Other, net	$3.8	$(22.2)	$(0.7)

Vendor Rebates and Other Promotional Incentives

The Company participates in various rebate and promotional incentives with its suppliers, primarily including volume and growth rebates, annual and multi-year incentives, and promotional programs. Consideration received under these incentives is generally recorded as a reduction of cost of goods sold. However, as described below, in certain limited circumstances the consideration is recorded as a reduction of operating expenses incurred by the Company. Consideration received may be in the form of cash and/or invoice deductions. Changes in the estimated amount of incentives to be received are treated as changes in estimates and are recognized in the period of change.

Consideration received for incentives that contain volume and growth rebates and annual and multi-year incentives are recorded as a reduction of cost of goods sold. The Company systematically and rationally allocates the consideration for these incentives to each of the underlying transactions that results in progress by the Company toward earning the incentives. If the incentives are not probable and reasonably estimable, the Company records the incentives as the underlying objectives or milestones are achieved. The Company records annual and multi-year incentives when earned, generally over the agreement period. The Company uses current and historical purchasing data, forecasted purchasing volumes, and other factors in estimating whether the underlying objectives or milestones will be achieved. Consideration received to promote and sell the supplier’s products is typically a reimbursement of marketing costs incurred by the Company and is recorded as a reduction of the Company’s operating expenses. If the amount of consideration received from the suppliers exceeds the Company’s marketing costs, any excess is recorded as a reduction of cost of goods sold. The Company follows the requirements of FASB ASC 605-50-25-10, Revenue Recognition—Customer Payments and Incentives—Recognition—Customer’s Accounting for Certain Consideration Received from a Vendor and ASC 605-50-45-16, Revenue Recognition—Customer Payments and Incentives—Other Presentation Matters—Reseller’s Characterization of Sales Incentives Offered to Customers by Manufacturers.

Shipping and Handling Fees and Costs

Shipping and handling fees billed to customers are included in net sales. Estimated shipping and handling costs incurred by the Company of $752.0 million, $718.8 million, and $682.4 million are recorded in operating expenses in the consolidated statement of operations for fiscal 2016, fiscal 2015, and fiscal 2014, respectively.

Stock-Based Compensation

The Company participates in the Performance Food Group Company 2007 Management Option Plan (the “2007 Option Plan”) and the Performance Food Group Company 2015 Omnibus Incentive Plan (the “2015 Incentive Plan”) and follows the fair value recognition provisions of FASB ASC 718-10-25, Compensation—Stock Compensation—Overall—Recognition. This guidance requires that all stock-based compensation be recognized as an expense in the financial statements. The Company recognizes expense for its stock-based compensation based on the fair value of the awards that are granted. The Company estimates the fair value of service-based options using a Black-Scholes option pricing model. The fair values of service-based restricted stock, restricted stock with performance conditions and restricted stock units are based on the Company’s stock price on the date of grant. The Company estimates the fair value of options and restricted stock with market conditions using a Monte Carlo simulation. Compensation cost is recognized ratably over the requisite service period for the awards expected to vest. For those options and restricted stock that have a performance condition, compensation expense is based upon the number of option or shares, as applicable, expected to vest after assessing the probability that the performance criteria will be met.

Income Taxes

The Company follows FASB ASC 740-10, Income Taxes—Overall, which requires the use of the asset and liability method of accounting for deferred income taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Future tax benefits, including net operating loss carry-forwards, are recognized to the extent that realization of such benefits is more likely than not. Uncertain tax positions are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, developments in case law, and closings of statutes of limitations. Such adjustments are reflected in the tax provision as appropriate.

Derivative Instruments and Hedging Activities

As required by FASB ASC 815-20, Derivatives and Hedging—Hedging—General, the Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. The Company primarily uses derivative contracts to manage the exposure to variability in expected future cash flows. A portion of these derivatives is designated and qualify as cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting under FASB ASC 815-20. In the event that the Company does not apply the provisions of hedge accounting, the derivative instruments are recorded as an asset or liability on the consolidated balance sheets at fair value, and any changes in fair value are recorded as unrealized gains or losses and included in Other expense in the accompanying consolidated statement of operations. See Note 9 Derivatives and Hedging Activities for additional information on the Company’s use of derivative instruments.

The Company discloses derivative instruments and hedging activities in accordance with FASB ASC 815-10-50, Derivatives and Hedging—Overall—Disclosure. FASB ASC 815-10-50 sets forth the disclosure requirements with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB ASC 815-20, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. FASB ASC 815-10-50 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

Fair Value Measurements

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

The Company’s derivative instruments are carried at fair value and are evaluated in accordance with this hierarchy.

Contingent Liabilities

The Company records a liability related to contingencies when a loss is considered to be probable and a reasonable estimate of the loss can be made. This estimate would include legal fees, if applicable.

3.	Recently Issued Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In April 2015, the FASB issued Accounting Standards Update (ASU) 2015-03, Simplifying the Presentation of Debt Issuance Costs. This update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. For public entities, this Update is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. This update is to be applied on a retrospective basis and represents a change in accounting principle. The Company elected to early adopt ASU 2015-03 during the fourth quarter of fiscal 2016 and applied the new guidance retrospectively to all prior periods presented in the financial statements. As a result of the adoption of ASU 2015-03, $19.9 million of net deferred financing costs at June 27, 2015 was reclassified from Other intangible assets, net to Long-term debt in our Consolidated Balance Sheets. See Note 5—Goodwill and Other Intangible Assets and Note 8—Debt for additional information. The adoption had no impact on our consolidated statements of operations.

In August 2015, the FASB issued ASU 2015-15, Interest—Imputation of Interest. This Update clarifies the guidance set forth in FASB ASU 2015-03, which required that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the debt liability rather than as an asset. This Update clarifies that debt issuance costs related to line-of-credit arrangements could continue to be presented as an asset and be subsequently amortized over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the arrangement. For public entities, this Update is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company elected to early adopt ASU 2015-15 during the fourth quarter of fiscal 2016 and continues to present deferred financing costs related to line-of-credit arrangements as an asset. The adoption had no impact on our financial statements.

In September 2015, the FASB issued ASU 2015-16, Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments. This Update requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, including the cumulative effect of the change in provisional amount as if the accounting had been completed at the acquisition date. This Update requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. For public entities, this Update is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. This Update is to be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not yet been made available for issuance The Company elected to early adopt ASU 2015-16 during the fourth quarter of fiscal 2016. The adoption had no impact on our financial statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This Update requires a company to classify deferred tax liabilities and assets as noncurrent in a classified statement of financial position. For public entities, this Update is effective for financial statements issued for annual periods beginning after December 15, 2016 and for interim periods within those annual periods. The Company elected to early adopt ASU 2015-17 during the fourth quarter of fiscal 2016 and applied the new guidance retrospectively to all prior periods presented in the financial statements. As a result of the adoption of ASU 2015-017, $17.5 million at June 27, 2015 was reclassified from current Deferred income tax asset, net to noncurrent Deferred income tax liability, net in our Consolidated Balance Sheets. The adoption had no impact on our consolidated statements of operations.

In March 2016, the FASB issued ASU 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships. The amendments in this Update clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815 does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. The amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. An entity has an option to apply the amendments in this Update on either a prospective basis or a modified retrospective basis. The Company elected to early adopt ASU 2016-06 during the fourth quarter of fiscal 2016 on a prospective basis. The adoption had no impact on our financial statements.

In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (Topic 815):Contingent Put and Call Options in Debt Instruments. The amendments in this Update clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment under the amendments in this Update is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence. The amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity should apply the amendments in this Update on a modified retrospective basis to existing debt instruments as of the beginning of the fiscal year for which the amendments are effective. The Company elected to early adopt ASU 2016-06 during the fourth quarter of fiscal 2016. The adoption had no impact on our financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606). This Update is a comprehensive new revenue recognition model that requires a company to recognize revenue that represents the transfer of promised goods or services to a customer in an amount that reflects the consideration it expects to receive in exchange for those goods or services. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which provides clarifying guidance on principle versus agent considerations. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies the guidance pertaining to identifying performance obligations and the licensing implementation guidance. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow Scope Improvements and Practical Expedients, which provides narrow-scope improvements and practical expedient regarding collectability, presentation of sales tax collected from customers, noncash consideration, contract modifications at transition, completed contracts at transition and other technical corrections.

Companies may use either a full retrospective or modified retrospective approach for adoption of Topic 606. Topic 606, as amended by ASU 2015-14, Revenue from Contracts with Customers—Deferral of the Effective Date, is effective for public entities for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company is in the process of evaluating the impact the new standard will have on its future financial statements, but does not believe the impact will be material. The Company plans to implement the new standard using the modified retrospective approach.

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

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The Update includes provisions intended to simplify several aspects of how share-based payments are accounted for and presented in the financial statements. Such provisions include recognizing income tax effects of awards in the income statement when the awards vest or are settled, allowing an employer to withhold shares in an amount up to the employee’s maximum individual tax rate without resulting in liability classification of the award, allowing entities to make a policy election to account for forfeitures as they occur, and changes to the classification of tax-related cash flows resulting from share-based payments and cash payments made to taxing authorities on the employee’s behalf on the statement of cash flows. The amendments to this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company plans to early adopt this ASU as of the beginning of fiscal 2017. The Company will make a policy election to account for forfeitures as they occur and estimates that the cumulative-effect adjustment to retained earnings as of the date of adoption will be approximately $1.0 million.

4.	Business Combinations

During fiscal year 2016, the Company paid cash of $39.0 million for two acquisitions which increased goodwill by $10.0 million. During fiscal 2015, the Company paid cash of $0.4 million for an acquisition and during fiscal 2014, the Company paid cash of $0.9 million for an acquisition. These acquisitions were immaterial to the consolidated financial statements.

In the normal course of business, the Company may enter into a non-binding letter of intent or a purchase agreement for the acquisition on businesses. Financial statements will include the operations of these acquisitions from their respective closing dates. The Company does not anticipate that these acquisitions will have a material impact on our consolidated financial statements.

Subsequent to July 2, 2016, the Company paid $14.4 million for an acquisition. This acquisition is immaterial to the consolidated financial statements.

5.	Goodwill and Other Intangible Assets

The Company recorded additions to goodwill in connection with its acquisitions. The following table presents the changes in the carrying amount of goodwill:

(In millions)	Performance Foodservice	PFG Customized	Vistar	Other	Total
Balance as of June 28, 2014	$405.2	$166.5	$53.0	$39.2	$663.9
Acquisitions—current year	0.1	—	—	—	0.1

Balance as of June 27, 2015	405.3	166.5	53.0	39.2	664.0
Acquisitions—current year	—	—	10.0	—	10.0

Balance as of July 2, 2016	$405.3	$166.5	$63.0	$39.2	$674.0

The following table presents the Company’s intangible assets by major category as of July 2, 2016 and June 27, 2015:

	As of July 2, 2016			As of June 27, 2015
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net	Range of Lives
Intangible assets with definite lives:
Customer relationships	$394.6	$(317.3)	$77.3	$379.9	$(293.9)	$86.0	4 – 11 years
Trade names and trademarks	90.9	(81.1)	9.8	90.9	(68.4)	22.5	4 – 9 years
Deferred financing costs	44.2	(32.7)	11.5	37.3	(29.2)	8.1	Debt term
Non-compete	14.9	(10.9)	4.0	11.9	(9.0)	2.9	2 – 5 years
Leases	12.5	(5.3)	7.2	12.5	(4.6)	7.9	Lease term
Technology	26.1	(26.1)	—	26.1	(26.0)	0.1	5 – 7 years

Total intangible assets with definite lives	$583.2	$(473.4)	$109.8	$558.6	$(431.1)	$127.5

Intangible assets with indefinite lives:
Goodwill	$674.0	$—	$674.0	$664.0	$—	$664.0	Indefinite
Trade names	39.5	—	39.5	39.5	—	39.5	Indefinite

Total intangible assets with indefinite lives	$713.5	$—	$713.5	$703.5	$—	$703.5

As discussed in Note 3—Recently Issued Accounting Pronouncements, the Company early adopted ASU 2015-03 during the fourth quarter of fiscal 2016. We applied the new guidance retrospectively to all prior periods presented in the financial statements to conform to the fiscal 2016 presentation. As a result, $19.9 million of net deferred financing costs related to the Term Facility was reclassified from Other intangible assets, net to Long-term debt in our Consolidated Balance Sheets at June 27, 2015. The amortization expense below excludes $4.5 million amortization expense for both fiscal 2015 and fiscal 2014 related to deferred financing costs reclassified to Long-term debt as a result of adopting ASU 2015-03. The remaining balance of deferred financing costs within Other intangible assets, net relates to the Company’s ABL Facility entered into in May 2008.

For the intangible assets with definite lives, the Company recorded amortization expense of $42.3 million for fiscal 2016, $50.0 million for fiscal 2015, and $64.1 million for fiscal 2014. For the next five fiscal periods and thereafter, the estimated future amortization expense on intangible assets with definite lives are as follows:

(In millions)
2017	$29.9
2018	18.0
2019	16.9
2020	13.3
2021	12.1
Thereafter	19.6

Total amortization expense	$109.8

6.	Concentration of Sales and Credit Risk

The Company had no customers that comprised more than 10% of consolidated net sales for fiscal 2016, fiscal 2015, and fiscal 2014. At July 2, 2016, the Company had no customers that comprised more than 10% of consolidated accounts receivable. At June 27, 2015, one of the Company’s customers accounted for a significant portion of the Company’s consolidated accounts receivable. At June 27, 2015, outstanding receivables from this customer represented approximately 10.8% of consolidated gross trade accounts receivable of $842.7 million. The Company maintains an allowance for doubtful accounts for which details are disclosed in the accounts receivable portion of Note 2, Summary of Significant Accounting Policies and Estimates—Accounts Receivable.

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company’s customer base includes a large number of individual restaurants, national and regional chain restaurants, and franchises and other institutional customers. The credit risk associated with accounts receivable is minimized by the Company’s large customer base and ongoing monitoring of customer creditworthiness.

7.	Property, Plant, and Equipment

Property, plant, and equipment as of July 2, 2016 and June 27, 2015 consisted of the following:

(In millions)	As of July 2, 2016	As of June 27, 2015	Range of Lives
Buildings and building improvements	$411.0	$402.8	10 – 39 years
Land	40.2	40.1	—
Transportation equipment	98.9	78.0	2 – 10 years
Warehouse and plant equipment	185.8	171.3	3 – 20 years
Office equipment, furniture, and fixtures	202.6	171.8	2 – 10 years
Leasehold improvements	90.6	82.5	Lease term	(1)
Construction-in-process	72.7	44.2

	1,101.8	990.7
Less: accumulated depreciation and amortization	(464.8)	(396.0)

Property, plant and equipment, net	$637.0	$594.7

(1)	Leasehold improvements are depreciated over the shorter of the useful life of the asset or the lease term.

Total depreciation expense for the fiscal 2016, fiscal 2015, and fiscal 2014 was $80.5 million, $76.3 million, and $73.5 million, respectively, and is included in operating expenses on the consolidated statement of operations.

8.	Debt

The Company is a holding company and conducts its operations through its subsidiaries, which have incurred or guaranteed indebtedness as described below.

Debt consisted of the following:

(In millions)	As of July 2, 2016	As of June 27, 2015
ABL	$765.0	$665.7
Term Facility	—	736.9
Notes	350.0	—
Promissory Note	6.0	6.0
Less: Original issue discount and deferred financing costs	(9.4)	(23.3)

Long-term debt	1,111.6	1,385.3
Capital and finance lease obligations	33.9	37.3

Total debt	1,145.5	1,422.6
Less: current installments	(2.4)	(12.9)

Total debt, excluding current installments	$1,143.1	$1,409.7

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

On February 1, 2016, Performance Food Group, Inc. amended and restated the ABL Facility to increase the borrowing capacity from $1.4 billion to $1.6 billion, lower interest rates for LIBOR based loans, extend the maturity from May 2017 to February 2021, and modify triggers and provisions related to certain reporting, financial, and negative covenants. The total size of the facility immediately increased the effective borrowing capacity under the ABL Facility since borrowing base assets exceeded the facility size prior to the amendment. Approximately $6.8 million of fees and expenses have been incurred for the amendment, which were included as deferred financing costs within Other intangible assets, net and will be amortized over the remaining term of the ABL Facility. Of this amount, $6.6 million was paid during fiscal 2016. In connection with the closing of this amendment, Performance Food Group, Inc. borrowed $200.0 million under the ABL Facility and used the proceeds to repay $200.0 million aggregate principal amount of loans under the Term Facility.

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

The following table summarizes outstanding borrowings, availability, and the average interest rate under the ABL Facility:

(Dollars in millions)	As of July 2, 2016	As of June 27, 2015
Aggregate borrowings	$765.0	$665.7
Letters of credit	97.7	102.5
Excess availability, net of lenders’ reserves of $20.9 and $19.7	725.5	631.8
Average interest rate	1.87%	1.94%

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

The Term Facility had a maturity in November 2019 and bore interest, at Performance Food Group, Inc.’s option, at a rate equal to a margin over either (a) a Base Rate determined by reference to the higher of (1) the rate of interest published by Credit Suisse (AG), Cayman Islands Branch, as its “prime lending rate,” (2) the federal funds rate plus 0.50%, and (3) one-month LIBOR rate plus 1.00% or (b) a LIBOR rate determined by reference to the service selected by Credit Suisse (AG), Cayman Islands Branch that has been nominated by the British Bankers’ Association (or any successor thereto). The applicable margin for loans under the Term Facility could be reduced subject to attaining a Total Net Leverage ratio below 4.25x. The LIBOR rate for term loans was subject to a 1.00% floor and the Base Rate for term loans was subject to a floor of 2.00%. Interest was payable quarterly in arrears in the case of Base Rate loans, and at the end of the applicable interest period (but no less frequently than quarterly) in the case of the LIBOR loans. Performance Food Group, Inc. could incur additional loans under the Term Facility with the aggregate amount of the incremental loans not exceeding the sum of (i) $140.0 million plus (ii) additional amounts so long as the Consolidated Secured Net Leverage Ratio (as defined in the credit agreement governing the Term Facility) did not exceed 5.90:1.00 and so long as the proceeds are not used to finance restricted payments that include any dividend or distribution payments.

PFGC was required to repay an aggregate principal amount equal to 0.25% of the aggregate principal amount of $750 million on the last business day of each calendar quarter, beginning September 30, 2013, which amounted to $7.5 million in both fiscal 2016 and fiscal 2015 and $5.6 million in fiscal 2014. The Term Facility was prepayable at par. On October 6, 2015, the Company completed its IPO and used the net proceeds therefrom to repay $223.0 million aggregate principal amount of indebtedness under the Term Facility. On February 1, 2016, Performance Food Group, Inc. amended and restated the ABL Facility as described above. In connection with the closing of this amendment, Performance Food Group, Inc. borrowed $200.0 million under the ABL Facility and used the proceeds to repay $200.0 million aggregate principal amount of loans under the Term Facility. Fiscal 2016 includes $5.5 million of accelerated amortization of original issue discount and deferred financing costs because of the repayment of $223.0 million aggregate principal amount of indebtedness mentioned above. Additionally, the Company recognized a $5.8 million loss on extinguishment within interest expense during the third quarter of fiscal 2016, related to the write-off of unamortized original issue discount and deferred financing costs on the Term Facility, because of the repayment of $200.0 million aggregate principal amount of indebtedness mentioned above.

On May 17, 2016, Performance Food Group, Inc. issued and sold $350.0 million aggregate principal amount of its 5.500% Senior Notes due 2024 (the “Notes”) described below and used a portion of the proceeds to repay in full the remaining outstanding $306.4 million aggregate principal amount of loans under the Term Facility and to terminate the Term Facility, bringing the total payment amount to $736.9 million for the fiscal 2016. A portion of this repayment was considered an extinguishment, resulting in a $3.6 million loss on extinguishment of debt within interest expense, which is comprised of $2.1 million of fees paid and $1.5 million related to the write-off of the pro-rata portion of the unamortized original issue discount and deferred financing costs related to the debt extinguishment. A significant portion of this redemption was considered a modification in accordance with FASB ASC 470-50, Debt-Modifications and Extinguishments, and as a result, $0.7 million of unamortized original issue discount for the Term Facility was deferred as original issue discount of the Notes and $5.7 million of unamortized deferred financing costs for the Term Facility was deferred as deferred financing costs of the Notes.

Interest expense related to the amortization of deferred financing costs and original issue discount for the Term Facility was as follows:

(In millions)	Fiscal year ended July 2, 2016	Fiscal year ended June 27, 2015	Fiscal year ended June 28, 2014
Deferred financing costs amortization	$14.2	$4.5	$4.5
Original issue discount amortization	1.8	0.6	0.6

Total amortization included in interest expense	$16.0	$5.1	$5.1

As discussed in Note 3—Recently Issued Accounting Pronouncements, the Company early adopted ASU 2015-03 for the fourth quarter of fiscal 2016. We applied the new guidance retrospectively to all prior periods presented in the financial statements to conform to the fiscal 2016 presentation. As a result, $19.9 million of net deferred financing costs related to the Term Facility was reclassified from Other intangible assets, net to Long-term debt in our Consolidated Balance Sheets at June 27, 2015.

Senior Notes

On May 17, 2016, Performance Food Group, Inc. issued and sold $350.0 million aggregate principal amount of its 5.500% Senior Notes due 2024, pursuant to an indenture dated as of May 17, 2016, that is jointly and severally guaranteed by PFGC and all domestic direct and indirect wholly-owned subsidiaries of PFGC (other than captive insurance subsidiaries and other excluded subsidiaries). The proceeds from the Notes were used to pay in full the remaining outstanding $306.4 million aggregate principal amount of loans under the Term Facility and to terminate the Term Facility; to temporarily repay a portion of the outstanding borrowings under the ABL Facility; and to pay the fees, expenses, and other transaction costs incurred in connection with the Notes. A portion of the Notes was considered a modification of the Term Facility. Approximately $7.2 million of fees and expenses have been incurred and paid in fiscal 2016 in connection with the Notes. Of the amount of fees incurred, $2.5 million was included as deferred financing costs and will be amortized over the remaining term of the Notes, $2.1 million was included in loss on extinguishment of debt within interest expense related to the portion of the Term Facility repayment deemed an extinguishment, and $2.6 million was recorded to Operating expenses for the portion of the Term Facility deemed a modification.

The Notes were issued at 100.0% of their par value. The Notes mature on June 1, 2024 and bears interest at a rate of 5.5% per year, payable semi-annually in arrears. Performance Food Group Inc.’s obligations under the Notes are guaranteed on a senior unsecured basis by all of the Performance Food Group, Inc.’s existing and future material wholly-owned domestic restricted subsidiaries to the extent such subsidiaries guarantee indebtedness under the ABL Facility, and other capital markets debt securities or certain other indebtedness incurred under credit facilities for Performance Food Group Inc. The Notes are not guaranteed by Performance Food Group Company.

Upon the occurrence of a change of control triggering event or upon the sale of certain assets in which Performance Food Group Inc. does not apply the proceeds as required, the holders of the Notes will have the right to require Performance Food Group Inc. to make an offer to repurchase each holder’s Notes at a price equal to 101% (in the case of a change of control triggering event) or 100% (in the case of an asset sale) of their principal amount, plus accrued and unpaid interest. Performance Food Group Inc. may redeem all or a part of the Notes at any time prior to June 1, 2019 at a redemption price equal to 100% of the principal amount of the Notes being redeemed plus a make-whole premium and accrued and unpaid interest, if any, to, but not including, the redemption date. In addition, beginning on June 1, 2019, Performance Food Group Inc. may redeem all or a part of the Notes at a redemption price equal to 102.750% of the principal amount redeemed. The redemption price decreases to 101.325% and 100.000% of the principal amount redeemed on June 1, 2020 and June 1, 2021, respectively. In addition, at any time prior to June 1, 2019, Performance Food Group Inc. may redeem up to 40% of the Notes from the proceeds of certain equity offerings at a redemption price equal to 105.500% of the principal amount thereof, plus accrued and unpaid interest.

The indenture governing the Notes contains covenants limiting, among other things, PFGC and its restricted subsidiaries’ ability to incur or guarantee additional debt or issue disqualified stock or preferred stock; pay dividends and make other distributions on, or redeem or repurchase, capital stock; make certain investments; incur certain liens; enter into transactions with affiliates; consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; create certain restrictions on the ability of PFGC’s restricted subsidiaries to make dividends or other payments to PFGC; designate restricted subsidiaries as unrestricted subsidiaries; and transfer or sell certain assets. These covenants are subject to a number of important exceptions and qualifications. The Notes also contain customary events of default, the occurrence of which could result in the principal of and accrued interest on the Notes to become or be declared due and payable.

As of July 2, 2016, borrowings outstanding were $350.0 million with unamortized original issue discount of $0.7 million and unamortized deferred financing costs of $8.1 million. For fiscal 2016, interest expense included $0.1 million related to the amortization of original interest discount and deferred financing costs.

The ABL Facility and the indenture governing the Notes contain customary restrictive covenants under which all of the net assets of PFGC and its subsidiaries were restricted from distribution to Performance Food Group Company, except for approximately $390.0 million of restricted payment capacity available under such debt agreements, as of July 2, 2016.

Unsecured Subordinated Promissory Note

In connection with an acquisition, Performance Food Group, Inc. issued a $6.0 million interest only, unsecured subordinated promissory note on December 21, 2012, bearing an interest rate of 3.5%. Interest is payable quarterly in arrears. The $6.0 million principal is due in a lump sum in December 2017. All amounts outstanding under this promissory note become immediately due and payable upon the occurrence of a change in control of the Company or PFGC, which includes the sale, lease, or transfer of all or substantially all of the assets of PFGC. This promissory note was initially recorded at its fair value of $4.2 million. The difference between the principal and the initial fair value of the promissory note is being amortized as additional interest expense on a straight-line basis over the life of the promissory note, which approximates the effective yield method. For fiscal 2016, 2015 and 2014, interest expense each year included $0.4 million related to this amortization. As of July 2, 2016, the carrying value of the promissory note was $5.4 million.

Fiscal year maturities of long-term debt, excluding capital and finance lease obligations, are as follows:

(In millions)
2017	$—
2018	6.0
2019	—
2020	—
2021	765.0
Thereafter	350.0

Total long-term debt, excluding capital and finance lease obligations	$1,121.0

Capital and Finance Lease Obligations

Performance Food Group, Inc. is a party to facility leases at two Performance Foodservice distribution facilities and several equipment leases that are accounted for as capital leases in accordance with FASB ASC 840-30, Leases—Capital Leases. The charge to income resulting from amortization of these leases is included with depreciation expense in the consolidated statement of operations. The gross and net book values of assets under capital leases on the balance sheet as of July 2, 2016 were $38.8 million and $24.6 million, respectively. The gross and net book values of assets under capital leases on the balance sheet as of June 27, 2015 were $43.5 million and $29.3 million, respectively. During fiscal 2016, some of the Company’s capital leases expired, resulting in a reduced number of assets subject to capital leases. Future minimum lease payments under non-cancelable capital lease obligations were as follows as of July 2, 2016:

(In millions)	Capital Leases
2017	$4.7
2018	4.7
2019	4.7
2020	3.0
2021	3.0
Thereafter	30.4

Total future minimum lease payments	50.5
Less: interest	19.8

Present value of future minimum lease payments	$30.7

During the first quarter of fiscal 2015, Performance Food Group, Inc. sold and simultaneously leased back a Vistar distribution facility for a period of two years. As a result of continuing involvement with the property, this transaction did not meet the criteria to qualify as a sale-leaseback. In accordance with FASB ASC 840-40, Leases—Sale Leaseback Transactions, the building and related assets subject to the lease continue to be reflected on the Company’s balance sheet and depreciated over their remaining useful lives. The proceeds received from the sale of the building are recorded as financing lease obligations. At the end of the lease term, the net book value of the assets subject to the lease and the corresponding financing obligation will be reversed. As of July 2, 2016, the future minimum lease payments under non-cancelable finance lease obligations were less than $0.1 million for fiscal 2017.

9.	Derivatives and Hedging Activities

Risk Management Objective of Using Derivatives

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates and diesel fuel costs. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and payments related to the Company’s borrowings and diesel fuel purchases.

The effective portion of changes in the fair value of derivatives that are both designated and qualify as cash flow hedges is recorded in other comprehensive income and subsequently reclassified into earnings in the period that the hedged transaction occurs. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.

Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. Since the Company has a substantial portion of its debt in variable-rate instruments, it accomplishes this objective with interest rate swaps. These swaps are designated as cash flow hedges and involve the receipt of variable-rate amounts from a counterparty in exchange for the

Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. All of the Company’s interest rate swaps were initially designated as cash flow hedges. During the third quarter of fiscal 2016, the Company changed its selected interest rate for the Term Facility from the LIBOR option to the Base Rate option as part of its plan to repay the debt. The forecasted transactions in the Company’s interest rate swap hedging relationships for the Term Facility were designated as the future interest payments at the LIBOR option rate. Given the change in the selected rate for the Term Facility, the Company determined that the forecasted LIBOR interest payments were no longer probable of occurring and dedesignated two of its interest rate swaps. These two interest rate swaps have since matured.

As of July 2, 2016, Performance Food Group, Inc. had nine interest rate swaps with a combined $850 million notional amount. The following table summarizes the outstanding Swap Agreements as of July 2, 2016 (in millions):

Effective Date	Maturity Date	Notional Amount	Fixed Rate Swapped
June 30, 2014	June 30, 2017	200.0	1.52%
June 30, 2014	June 30, 2017	100.0	1.52%
August 9, 2013	August 9, 2018	200.0	1.51%
June 30, 2017	June 30, 2019	50.0	1.13%
June 30, 2017	June 30, 2020	50.0	1.23%
June 30, 2017	June 30, 2020	50.0	1.25%
June 30, 2017	June 30, 2020	50.0	1.26%
August 9, 2018	August 9, 2021	75.0	1.21%
August 9, 2018	August 9, 2021	75.0	1.20%

The tables below present the effect of the interest rate swaps designated in hedging relationships on the consolidated statement of operations for the fiscal years ended July 2, 2016, June 27, 2015 and June 28, 2014:

(in millions)	Fiscal year ended July 2, 2016	Fiscal year ended June 27, 2015	Fiscal year ended June 28, 2014
Amount of loss (gain) recognized in OCI, pre-tax	$9.3	$6.0	$10.2
Tax (benefit) expense	(3.6)	(2.3)	(4.0)

Amount of loss (gain) recognized in OCI, after-tax	$5.7	$3.7	$6.2

Amount of (loss) gain reclassified from OCI into interest expense, pre-tax	$(7.3)	$(8.0)	$(6.6)
Tax benefit (expense)	2.9	3.1	2.6

Amount of (loss) gain reclassified from OCI into interest expense, after-tax	$(4.4)	$(4.9)	$(4.0)

As interest payments are made on the Company’s variable rate debt, amounts are reclassified from Accumulated other comprehensive loss to Interest expense. The Company recorded $0.5 million ineffectiveness on interest rate swaps during the fiscal year ended July 2, 2016. The Company recorded no ineffectiveness on interest rate swaps during the fiscal years ended June 27, 2015 and June 28, 2014. During the twelve months ending July 1, 2017, the Company estimates that an additional $5.0 million will be reclassified to interest expense.

Hedges of Forecasted Diesel Fuel Purchases

From time to time, Performance Food Group, Inc. enters into costless collar arrangements to manage its exposure to variability in cash flows expected to be paid for its forecasted purchases of diesel fuel. As of July 2, 2016, Performance Food Group, Inc. was a party to five such arrangements, with an aggregate 7.5 million gallon original notional amount, of which an aggregate 7.5 million gallon notional amount was remaining. The remaining 7.5 million gallon forecasted purchases of diesel fuel are expected to be made between July 1, 2016 and December 31, 2017.

Subsequent to July 2, 2016, the Company entered into an additional costless collar arrangement with a 1.5 million gallon notional amount. The additional 1.5 million gallon forecasted purchases of diesel fuel are expected to be made between January 1, 2017 and June 30, 2017.

The fuel collar instruments do not qualify for hedge accounting. Accordingly, the derivative instruments are recorded as an asset or liability on the balance sheet at fair value and any changes in fair value are recorded in the period of change as unrealized gains or losses on fuel hedging instruments and included in Other, net in the accompanying consolidated statement of operations. Refer to the Other, net accounting policy in Note 2. Summary of Significant Accounting Policies and Estimates for additional information.

The Company does not currently have a payable or receivable related to cash collateral for its derivatives, and therefore it has not established an accounting policy for offsetting the fair value of its derivatives against such balances. The table below presents the fair value of the derivative financial instruments as well as their classification on the balance sheet as of July 2, 2016 and June 27, 2015:

(in millions)	Balance Sheet Location	Fair Value as of July 2, 2016	Fair Value as of June 27, 2015
Assets
Derivatives designated as hedges:
Interest rate swaps	Other assets	$—	$0.2
Derivatives not designated as hedges:
Diesel fuel collars	Other assets	0.1	—

Total assets		0.1	0.2
Liabilities
Derivatives designated as hedges:
Interest rate swaps	Current derivative liabilities	$4.9	$6.1
Interest rate swaps	Long-term derivative liabilities	4.9	1.3
Derivatives not designated as hedges:
Diesel fuel collars	Current derivative liabilities	$0.4	$1.7

Total liabilities		$10.2	$9.1

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

The Company has elected to present the derivative assets and derivative liabilities on the balance sheet on a gross basis for periods ended July 2, 2016 and June 27, 2015. The tables below present the derivative assets and liability balance, before and after the effects of offsetting, as of July 2, 2016 and June 27, 2015:

	July 2, 2016			June 27, 2015
(In millions)	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amounts	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amounts
Total asset derivatives:	$0.1	$0.1	$—	$0.2	$0.2	$—
Total liability derivatives:	10.2	0.1	10.1	9.1	0.2	8.9

The derivative instruments are the only assets or liabilities that are recorded at fair value on a recurring basis. The fuel collars are exchange-traded commodities and their fair value is derived from valuation models based on certain assumptions regarding market conditions, some of which may be unobservable. Based on the lack of significance of these unobservable inputs, the Company has concluded that these instruments represent Level 2 on the fair value hierarchy. The fair values of the Company’s interest rate swap agreements are determined using a valuation model with several inputs and assumptions, some of which may be unobservable. A specific unobservable input used by the Company in determining the fair value of its interest rate swaps is an estimation of both the unsecured borrowing spread to LIBOR for the Company as well as that of the derivative counterparties. Based on the lack of significance of this estimated spread component to the overall value of the Company’s interest rate swaps, the Company has concluded that these swaps represent Level 2 on the hierarchy.

There have been no transfers between levels in the hierarchy from June 27, 2015 to July 2, 2016.

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that provide that if the Company either defaults or is capable of being declared in default on any of its indebtedness, the Company can also be declared in default on its derivative obligations.

As of July 2, 2016, and June 27, 2015, the aggregate fair value amount of derivative instruments that contain contingent features was $10.1 million and $8.9 million, respectively. As of July 2, 2016, the Company has not been required to post any collateral related to these agreements. If the Company breached any of these provisions, it would be required to settle its obligations under the agreements at their termination value of $10.1 million.

10.	Insurance Program Liabilities

The Company maintains high-deductible insurance programs covering portions of general and vehicle liability, workers’ compensation, and group medical insurance. The amounts in excess of the deductibles are fully insured by third-party insurance carriers, subject to certain limitations. A summary of the activity in all types of deductible liabilities appears below:

(In millions)
Balance at June 29, 2013	78.2
Charged to costs and expenses	119.7
Payments	(115.1)

Net balance at June 28, 2014	82.8
Charged to costs and expenses	127.6
Payments	(126.4)

Net balance at June 27, 2015	$84.0
Charged to costs and expenses	146.7
Payments	(143.4)

Net balance at July 2, 2016	$87.3

11.	Fair Value of Financial Instruments

The carrying values of cash, accounts receivable, outstanding checks in excess of deposits, trade accounts payable, and accrued expenses approximate their fair values because of the relatively short maturities of those instruments. The derivative assets and liabilities are recorded at fair value on the balance sheet. The fair value of long-term debt, which has a carrying value of $1,111.6 million and $1,385.3 million, is $1,127.9 million and

$1,406.0 million at July 2, 2016 and June 27, 2015, respectively, and is determined by reviewing current market pricing related to comparable debt issued at the time of the balance sheet date, and is considered a Level 2 measurement.

12.	Leases

Subsidiaries of the Company lease various warehouse and office facilities and certain equipment under long-term operating lease agreements that expire at various dates. Rent expense for operating leases include any rent increases, rent holidays, or landlord concessions on a straight-line basis over the lease term. As of July 2, 2016, subsidiaries of the Company are obligated under non-cancelable operating lease agreements to make future minimum lease payments as follows:

(In millions)
2017	$87.6
2018	81.6
2019	74.4
2020	60.9
2021	45.9
Thereafter	100.8

Total minimum lease payments	$451.2

Rent expense for operating leases was $105.7 million for fiscal 2016, $97.0 million for fiscal 2015, and $91.1 million for fiscal 2014. A subsidiary of the Company has posted letters of credit as collateral supporting certain leases. These letters of credit are included in the total outstanding letters of credit under the ABL Facility as discussed in Note 8 Debt.

Subsidiaries of the Company have residual value guarantees to its lessors under certain of its operating leases. These guarantees are discussed in Note 15 Commitments and Contingencies. These residual value guarantees are not included in the above table of future minimum lease payments.

A subsidiary of the Company is a party to several capital leases. See Note 8 Debt for discussion of these leases.

13.	Income Taxes

Income tax expense for fiscal 2016, fiscal 2015, and fiscal 2014 consisted of the following:

(In millions)	For the fiscal year ended July 2, 2016	For the fiscal year ended June 27, 2015	For the fiscal year ended June 28, 2014
Current income tax expense:
Federal	$40.2	$40.7	$12.8
State	6.4	5.5	3.3

Total current income tax expense	46.6	46.2	16.1

Deferred income tax expense (benefit):
Federal	(1.1)	(7.5)	(1.6)
State	0.7	1.4	0.2

Total deferred income tax benefit	(0.4)	(6.1)	(1.4)

Total income tax expense, net	$46.2	$40.1	$14.7

The Company’s effective income tax rate for continuing operations for fiscal 2016, fiscal 2015, and fiscal 2014 is 40.3%, 41.5%, and 48.7%, respectively. Actual income tax expense differs from the amount computed by applying the applicable U.S. federal corporate income tax rate of 35% to earnings before income taxes as follows:

(In millions)	For the fiscal year ended July 2, 2016	For the fiscal year ended June 27, 2015	For the fiscal year ended June 28, 2014
Federal income tax expense computed at statutory rate	$40.0	$33.8	$10.6
Increase in income taxes resulting from:
State income taxes, net of federal income tax benefit	4.8	4.2	2.0
Non-deductible expenses and other	1.4	2.1	2.1

Total income tax expense, net	$46.2	$40.1	$14.7

Deferred income taxes are recorded based upon the tax effects of differences between the financial statement and tax bases of assets and liabilities and available tax loss and credit carry-forwards. Temporary differences and carry-forwards that created significant deferred tax assets and liabilities were as follows:

(In millions)	As of July 2, 2016	As of June 27, 2015
Deferred tax assets:
Allowance for doubtful accounts	$3.7	$3.7
Inventories	6.1	4.5
Accrued employee benefits	9.6	8.4
Self-insurance reserves	3.3	3.5
Net operating loss carry-forwards	5.4	6.1
Stock options	8.6	2.5
Deferred rent	1.0	1.2
Other comprehensive income	3.7	2.9
Other assets	3.3	4.0

Total gross deferred tax assets	44.7	36.8
Less: Valuation allowance	(0.1)	—

Total net deferred tax assets	44.6	36.8

Deferred tax liabilities:
Property, plant, and equipment	75.5	66.2
Basis difference in intangible assets	41.2	46.1
Prepaid expenses	8.9	7.3
Other	0.1	—

Total deferred tax liabilities	125.7	119.6

Total net deferred income tax liability	$81.1	$82.8

The state income tax credit carry-forwards expire in years 2022 through 2029. The state net operating loss carry-forwards expire in years 2016 through 2036. With the exception of an immaterial valuation allowance on certain state net operating loss carryforwards, the Company believes that it is more likely than not that all remaining deferred tax assets will be realized.

The Company records a liability for Uncertain Tax Positions in accordance with FASB ASC 740-10-25, Income Taxes—General—Recognition. The following table summarizes the activity related to unrecognized tax benefits:

(In millions)
Balance as of June 29, 2013	$5.8
Increases due to current year positions	0.4
Expiration of statutes of limitations	(5.5)

Balance as of June 28, 2014	0.7
Increases due to current year positions	0.2
Expiration of statutes of limitations	—

Balance as of June 27, 2015	0.9
Increases due to current year positions	—
Settlements with taxing authorities	(0.1)
Expiration of statutes of limitations	(0.4)

Balance as of July 2, 2016	$0.4

Included in the balance as of July 2, 2016 and June 27, 2015, is $0.4 million ($0.3 million net of federal tax benefit) and $0.9 million ($0.6 million net of federal tax benefit), respectively, of unrecognized tax benefits that could affect the effective tax rate for continuing operations. The balance in unrecognized tax benefits relates primarily to state tax issues.

As of July 2, 2016, substantially all federal, state and local, and foreign income tax matters have been concluded for years through 2012. It is reasonably possible that a decrease of $0.2 million in the balance of unrecognized tax benefits may occur within the next twelve months because of statute of limitations expirations, $0.1 million of which, if recognized, would affect the effective tax rate.

It is the Company’s practice to recognize interest and penalties related to uncertain tax positions in income tax expense. Less than $0.1 million (less than $0.1 million net of federal tax benefit) was accrued for interest related to uncertain tax positions as of July 2, 2016 and June 27, 2015. Net interest expense of less than $0.1 million (less than $0.1 million net of federal benefit), less than $0.1 million (less than $0.1 million net of federal benefit), and income of $0.7 million ($0.4 million net of federal benefit) was recognized in tax expense for fiscal 2016, fiscal 2015, and fiscal 2014, respectively.

14.	Retirement Plans

Employee Savings Plans

The Company sponsors the Performance Food Group Employee Savings Plan (the “PFG Savings Plan”). The PFG Savings Plan consists of two components: a defined contribution plan covering substantially all employees (the “401(k) Plan”) and a profit sharing plan. Under the latter, the Company can make a discretionary contribution in a given year, although there is no requirement to do so, and no such contribution was made in fiscal years 2016 or 2015. As of January 1, 2009, the 401(k) plan merged with the Self-Directed Tax Advantaged Retirement (STAR) Plan of PFGC, Inc. (the “STAR Plan”). Employees participating in the 401(k) Plan may elect to contribute between 1% and 50% of their qualified compensation, up to a maximum dollar amount as specified by the provisions of the Internal Revenue Code. The Company matched 100% of the first 3.5% of the employee contributions, resulting in matching contributions of $16.0 million for fiscal 2016, $14.2 million for fiscal 2015, and $13.2 million for fiscal 2014. Associates eligible for the annual STAR Plan contribution (an annual amount based on the employee’s salary and years of service) as of December 31, 2008 were grandfathered for that contribution under the merged PFG Savings Plan. STAR Plan contributions made by the Company were $4.2 million for fiscal 2016, $4.0 million for fiscal 2015, and $3.8 million for fiscal 2014.

15.	Commitments and Contingencies

Purchase Obligations

The Company had outstanding contracts and purchase orders for capital projects and services totaling $31.4 million at July 2, 2016. Amounts due under these contracts were not included on the Company’s consolidated balance sheet as of July 2, 2016. Subsequent to July 2, 2016, the Company entered into additional contracts totaling $0.5 million.

Withdrawn Multiemployer Pension Plans

Until May 2013, Performance Food Group, Inc. participated in the Central States Southeast and Southwest Areas Pension Fund (“Central States Pension Fund”), a multiemployer pension plan administered by the Teamsters Union, pursuant to which Performance Food Group, Inc. was required to make contributions on behalf of certain union employees. The Central States Pension Fund is underfunded and is in critical status as determined by the Pension Benefit Guaranty Corporation. In connection with a renegotiation of the collective bargaining agreement that had previously required the Company’s participation in the Central States Pension Fund, the Company negotiated the termination of its participation in the Central States Pension Fund and the Company has withdrawn. The withdrawal liability was increased by $2.8 million during the second quarter of fiscal 2015 to the Company’s total estimated withdrawal liability of $6.9 million. The Company has made total payments for voluntary withdrawal of this plan in the amount of $1.1 million. As of July 2, 2016, the estimated outstanding withdrawal liability totaled $5.8 million.

Guarantees

Subsidiaries of the Company have entered into numerous operating leases, including leases of buildings, equipment, tractors, and trailers. Certain of the leases for tractors, trailers, and other vehicles and equipment, provide for residual value guarantees to the lessors. Circumstances that would require the subsidiary to perform under the guarantees include either (1) default on the leases with the leased assets being sold for less than the specified residual values in the lease agreements, or (2) decisions not to purchase the assets at the end of the lease terms combined with the sale of the assets, with sales proceeds less than the residual value of the leased assets specified in the lease agreements. Residual value guarantees under these operating lease agreements typically range between 5% and 25% of the value of the leased assets at inception of the lease. These leases have original terms ranging from 5 to 7 years and expiration dates ranging from 2016 to 2023. As of July 2, 2016, the undiscounted maximum amount of potential future payments for lease guarantees totaled approximately $21.0 million, which would be mitigated by the fair value of the leased assets at lease expiration. The assessment as to whether it is probable that subsidiaries of the Company will be required to make payments under the terms of the guarantees is based upon their actual and expected loss experience. Consistent with the requirements of FASB ASC 460-10-50, Guarantees-Overall-Disclosure, the Company has recorded $0.2 million of the potential future guarantee payments on its consolidated balance sheet as of July 2, 2016.

The Company participates in a purchasing alliance that was formed to obtain better pricing, to expand product options, to reduce internal costs, and to achieve greater inventory turnover. The Company has entered into several agreements to guarantee a portion of the trade payables for such purchasing alliance to their various suppliers as an inducement for these suppliers to extend additional trade credit to the purchasing alliance. In the event of default by the purchasing alliance of their respective trade payables obligations, these suppliers may proceed directly against the Company to collect their trade payables. The terms of these guarantees have expiration dates throughout 2016. As of July 2, 2016, the undiscounted maximum amount of potential payments covered by these guarantees totaled $15.6 million. The Company believes that the likelihood of payment under these guarantees is remote and that any fair value attributable to these guarantees is immaterial; therefore, no liability has been recorded for these obligations in the Company’s consolidated balance sheets.

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

Litigation

We are a party to various claims, lawsuits and other legal proceedings arising out of the ordinary course and conduct of our business. We have insurance policies covering certain potential losses where such coverage is cost effective. As discussed below, we have accrued $1.4 million of anticipated settlement costs with respect to one pending lawsuit. For matters not specifically discussed below, although the outcomes of the claims, lawsuits and other legal proceedings to which we are a party are not determinable at this time, in our opinion, any additional liability that we might incur upon the resolution of the claims and lawsuits beyond the amounts already accrued is not expected, individually or in the aggregate, to have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

U.S. Equal Employment Opportunity Commission Lawsuit. In March 2009, the Baltimore Equal Employment Opportunity Commission, or the “EEOC,” Field Office served us with company-wide (excluding, however, our Vistar and Roma Foodservice operations) subpoenas relating to alleged violations of the Equal Pay Act and Title VII of the Civil Rights Act, seeking certain information from January 1, 2004 to a specified date in the first fiscal quarter of 2009. In August 2009, the EEOC moved to enforce the subpoenas in federal court in Maryland, and we opposed the motion. In February 2010, the court ruled that the subpoena related to the Equal Pay Act investigation was enforceable company-wide but on a narrower scope of data than the original subpoena sought (the court ruled that the subpoena was applicable to the transportation, logistics, and warehouse functions of our broadline distribution centers only and not to our PFG Customized distribution centers). We cooperated with the EEOC on the production of information. In September 2011, the EEOC notified us that the EEOC was terminating the investigation into alleged violations of the Equal Pay Act. In determinations issued in September 2012 by the EEOC with respect to the charges on which the EEOC had based its company-wide investigation, the EEOC concluded that we engaged in a pattern of denying hiring and promotion to a class of female applicants and employees into certain positions within the transportation, logistics, and warehouse functions within our broadline division. In June 2013, the EEOC filed suit in federal court in Baltimore against us. The litigation concerns two issues: (1) whether we unlawfully engaged in an ongoing pattern and practice of failing to hire female applicants into operations positions; and (2) whether we unlawfully failed to promote one of the three individuals who filed charges with the EEOC because of her being female. The EEOC seeks the following relief in the lawsuit: (1) to permanently enjoin us from denying employment to female applicants because of their sex and denying promotions to female employees because of their sex; (2) a court order mandating that we institute and carry out policies, procedures, practices and programs which provide equal employment opportunities for females; (3) back pay with prejudgment interest and compensatory damages for a former female employee and an alleged class of aggrieved female applicants; (4) punitive damages; and (5) costs. The parties are engaged in discovery. We intend to vigorously defend ourselves. An estimate of potential loss, if any, cannot be determined at this time.

Laumea v. Performance Food Group, Inc. In May 2014, a former employee of our Roma of Southern California distribution center filed a putative class action lawsuit in the San Bernardino County, California Superior Court against us. We removed the case to the United States District Court for the Central District of

California. In September 2014, the plaintiff filed a first amended complaint. There are different counts for which the putative classes differ. The first class is proposed to be all former and current employees employed by our Performance Foodservice and Vistar segments in California in non-exempt positions at any time during the period beginning May 30, 2010 to the present, or the “California Class.” With respect to the California Class, the lawsuit alleges that we (1) failed to pay overtime as required by California statute, (2) failed to provide meal periods and to pay compensation for such meal periods, (3) failed to provide accurate itemized wage statements, and (4) engaged in unfair trade practices by failing to pay overtime or to provide meal periods, or pay compensation in lieu thereof. The lawsuit further alleges the plaintiff is entitled to penalties and attorney fees pursuant to the California Private Attorney General Act. The second putative class is proposed to be all members of the California Class who separated from employment at any time during the period from May 30, 2011 to the present, or the “California Subclass.” With respect to the California Subclass, the lawsuit alleges that we failed to pay all compensation due upon termination of employment and within the period due. The third putative class is proposed to be all current or former employees employed by us in the United States in non-exempt positions at any time during the period beginning May 30, 2011 to the present, or the “Nationwide Class.” With respect to the Nationwide Class, the lawsuit alleges we willfully failed to pay overtime compensation required under the Fair Labor Standards Act.

In June 2015, we engaged in mediation with the plaintiff, subject to the limitation that the interests of the Nationwide Class would not be mediated except to the extent members of the Nationwide Class worked in California during the applicable period, and the plaintiff agreed. The mediator proposed the parties settle the lawsuit on the basis of a settlement fund of $1.4 million, on a claims-made basis with a floor of 60% payout net of attorney fees, administrative fees and enhancements. In July 2015, we indicated our non-binding agreement to the mediator’s proposal, subject to negotiation of a mutually agreeable settlement. The plaintiff also indicated its agreement to the mediator’s proposal. Therefore, this amount was accrued in June 2015. In May 2016, we and the plaintiff entered into a Stipulation for Settlement and Release of Class Action Claims, which Stipulation received preliminary court approval on July 25, 2016. We anticipate notice of the agreed Stipulation will be issued in September 2016 after which a forty-five day claim period will commence. The final approval hearing has been set in November 2016. Should the parties fail to receive final court approval, which is unanticipated, we intend to continue to vigorously defend ourselves.

Perez v. Performance Food Group, Inc., et al. In April 2015, a former employee of our Performance Foodservice—Southern California distribution center filed a putative class action lawsuit in the Alameda County, California Superior Court against us. We removed the case to the United States District Court for the Northern District of California. In June 2015, the plaintiff filed a first amended complaint. The lawsuit alleges on behalf of a proposed class of all hourly employees in California (excluding drivers) in our Performance Foodservice and Vistar segments that we failed to provide second meal periods and to pay compensation for such meal periods. The lawsuit further alleges on behalf of a proposed class of all employees in California (excluding drivers) who earned non-discretionary compensation that we failed to pay all overtime wages due, and to pay all premium wages for missed meal periods, by failing to include all compensation required in the regular rate of pay calculation, and failed to pay wages for all time worked. The lawsuit further alleges on behalf of a proposed class of all employees in California (excluding drivers) that we failed to pay out vested vacation time in the form of paid holidays. The lawsuit further alleges on behalf of a proposed class of all employees described above that we (1) failed to provide accurate itemized wage statements; (2) failed to pay all compensation due upon termination of employment and within the period due; and (3) engaged in unfair trade practices. Each of the proposed classes for the preceding claims are for the time period from April 20, 2011 to the present. The lawsuit further alleges on behalf of all of our hourly employees in the United States (excluding drivers) in non-exempt positions, that we failed to pay appropriate overtime compensation pursuant to our compensation policy, and to keep records required under the Fair Labor Standards Act, for the period from April 20, 2012 to the present. Finally, the lawsuit alleges plaintiff is entitled to penalties and attorney fees pursuant to the California Private Attorney General Act. The lawsuit seeks the following relief: (1) unpaid wages; (2) actual damages; (3) liquidated damages; (4) restitution; (5) declaratory relief; (6) statutory penalties; (7) civil penalties; and (8) attorneys’ fees, interest and costs. In July 2015, we filed a Motion to Dismiss or Strike the Complaint. In March 2016, the court granted our motion to dismiss all claims except for the claim alleging we failed to provide accurate wage statements. The court gave the plaintiff 21 days to amend his complaint. The plaintiff filed a second amended complaint on April 13, 2016. The plaintiff’s claims in the second amended complaint include substantially the same claims and allegations as the original lawsuit. We filed a Motion to Dismiss or Strike the Second Amended Complaint on May 11, 2016. The court has not yet ruled on the motion.

We believe that the exposure created by this lawsuit, if any, is largely duplicative of the exposure, if any, created by the Laumea litigation described above, and that settlement of the Laumea litigation will compromise all but one of the claims of the Perez litigation (failure to pay out vested vacation time in the form of paid holidays). Furthermore, like the Laumea litigation, the Perez litigation includes a nationwide Fair Labor Standards Act cause of action. Because compromise of that claim in the Laumea litigation would be limited to California employees, the same claim in the Perez litigation would not be compromised for non-California employees in the Perez litigation. We intend to vigorously defend ourselves.

Contreras v. Performance Food Group, Inc., et al. In June 2014, a former employee of our Roma of Southern California distribution center filed a putative class action lawsuit in the Alameda County, California Superior Court against us. The putative class is proposed to be all drivers employed in any of our California locations in our Performance Foodservice and Vistar segments at any time during the period beginning June 17, 2010 to the present. In August 2014, the plaintiff filed a first amended complaint. The lawsuit alleges that we engaged in unfair trade practices and that we, with respect to the putative class, failed to (1) provide timely offduty meal and rest breaks and to pay compensation for such breaks as required by California law, (2) pay compensation for all hours worked and to pay a minimum wage for such hours, (3) provide accurate itemized wage statements, (4) pay all compensation within the period due at the time of termination of employment, and (5) pay compensation in timely fashion. The lawsuit further alleges that the plaintiff is entitled to penalties and attorney fees pursuant to the California Private Attorney General Act and that failure to provide meal and rest breaks and to pay a minimum wage for all hours worked constitute unfair business practices.

In June 2015, we engaged in mediation with the plaintiff. The mediator proposed the parties settle the lawsuit on the basis of a fully paid settlement fund of $3.8 million. In July 2015, the parties agreed to the mediator’s proposal, subject to negotiation of a mutually agreeable settlement. Therefore, this amount was accrued in June 2015. The parties executed a settlement agreement which received final approval on May 4, 2016. We paid out the settlement fund on June 17, 2016, which fully resolved the lawsuit.

Vengris v. Performance Food Group, Inc. In May 2015, an employee of our Performance Foodservice Northern California distribution center filed a putative class action lawsuit in the Alameda County, California Superior Court against us. In July 2015, the Company removed the case to the United States District Court for the Northern District of California. The putative class is proposed to be all current and former drivers employed in any of our, our subsidiaries’ or affiliated companies’ California locations since May 2, 2011. The lawsuit alleges that we (1) engaged in wage theft or time shaving by auto-deducting thirty minutes from class members’ work days even if the class members worked during some or all of such meal periods; (2) failed to pay class members for all time worked when class members worked during first or second meal periods; (3) failed to pay premium wages to class members for missed meal periods; (4) failed to provide class members the opportunity to take rest breaks of 10 minutes every four hours and failed to pay premium wage for such missed rest breaks; (5) provided inaccurate wage statements to the class members by failing to account for all hours worked; (6) failed to pay all compensation within the period due at the time of termination of employment; and (7) engaged in unlawful, unfair, fraudulent and deceptive business practices by failing to itemize and keep accurate time records and by failing to pay the class members in a lawful manner. The lawsuit seeks the following relief: (1) compensatory, economic and special damages, with interest; (2) unpaid wages, with interest; (3) premium wages for non-compliant meal periods and rest breaks; (4) restitution for engaging in unlawful, unfair, fraudulent, and deceptive business practices related to time records and failure to pay the class members in a lawful manner; (5) waiting time penalties for failure to pay all wages owed to class members who are former employees; (6) damages, monies owed, and/or restitution for failing to provide accurate wage statements; (7) injunctive relief barring the alleged violations; and (8) attorneys’ fees, interest and costs. In July 2015, we filed a Motion to Dismiss or Strike the Complaint. The court transferred the case to the judge presiding in the Contreras litigation, terminated the motion to dismiss without prejudice and ruled that we will be able to refile the motion, if necessary, in the future.

We have reached a preliminary agreement with Mr. Vengris to settle his individual claims for an immaterial amount. Should a final settlement agreement not be reached, we intend to continue to vigorously defend ourselves.

Wilder, et al. v. Roma Food Enterprises, Inc., et al. In October 2014, three former delivery drivers who worked in our former Roma of New Jersey warehouse in Piscataway, New Jersey filed a class action lawsuit in the Superior Court of New Jersey, Law Division, Middlesex County against us. The lawsuit alleges on behalf of a proposed class of delivery drivers who worked in our Roma, broadline and Vistar facilities in New Jersey from October 2012 to the present that, under New Jersey state law, we failed to pay minimum wages and overtime compensation to the delivery drivers in these facilities. The lawsuit seeks the following relief: (1) award of unpaid minimum wages and overtime under New Jersey state law; (2) an injunction preventing us from committing the alleged violation; (3) a declaration from the court that the alleged violations were knowing and willful; (4) reasonable attorneys’ fees and costs; and (5) pre-judgment and post-judgment interest. The case is in the preliminary phases of discovery, and no class has been certified. The plaintiffs have expressed their desire to include temporary delivery drivers in the alleged class; however, the court has not ruled as to whether those temporary workers may join the lawsuit. We intend to vigorously defend ourselves. While the damages cannot be predicted with certainty at this time, we believe they may fall within the range of $0.0 to $3.0 million.

Sales Tax Liabilities

The Company’s sales and use tax filings are subject to customary audits by authorities in the jurisdictions where it conducts business in the United States, which may result in assessments of additional taxes.

16.	Related-Party Transactions

Transaction and Advisory Fee Agreement

The Company is a party to an advisory fee agreement pursuant to which affiliates of The Blackstone Group (“Blackstone”) and affiliates of Wellspring Capital Management (“Wellspring”) provide management certain strategic and structuring advice and certain monitoring, advising, and consulting services to the Company. The advisory fee agreement provides for the payment by the Company of an annual advisory fee and the reimbursement of out of pocket expenses. The annual advisory fee is the greater of $2.5 million or 1.5% of the Company’s consolidated EBITDA (as defined in the advisory fee agreement) for the immediately preceding fiscal year. The payments under this agreement, which includes expenses incurred by Blackstone and Wellspring, totaled $5.0 million, $4.7 million, and $4.2 million, for fiscal 2016, fiscal 2015, and fiscal 2014, respectively.

Under its terms, this agreement will terminate no later than the second anniversary of the closing date of the IPO, which was October 6, 2015.

The Company also paid $0.6 million in advisory expenses to an affiliate of the Blackstone Group in fiscal 2016 related to capital market advisory services provided to the Company. In addition, an affiliate of Blackstone received a $1.1 million underwriter’s discount in the IPO and a $0.3 million initial purchaser’s discount in the Notes offering.

Other

The Company does business with certain other affiliates of The Blackstone Group. In fiscal 2016, the Company recorded sales of $47.4 million to certain of these affiliate companies compared to sales of $34.8 million for fiscal 2015 and $35.0 million for fiscal 2014. The Company also recorded purchases from certain of these affiliate companies of $2.3 million in fiscal 2016, $2.7 million in fiscal 2015, and $1.8 million in fiscal 2014. The Company does not conduct a material amount of business with affiliates of Wellspring Capital Management.

An affiliate of The Blackstone Group had held a portion of Term Facility prior to it being paid in full and terminated during fiscal 2016. The Company paid approximately $0.9 million, $1.5 million and $2.0 million in interest related to fiscal 2016, 2015 and fiscal 2014, respectively, to this affiliate pursuant to the terms of the Term Facility. See Note 8 Debt for a discussion of the Term Facility.

17.	Earnings Per Share

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

For fiscal 2015 and fiscal 2014, the Company’s calculation of weighted-average number of common shares includes Class A and Class B common stock. All shares of Class A and Class B common stock entitle the holders thereof to the same rights, preferences, and privileges in respect of dividends.

A reconciliation of the numerators and denominators for the basic and diluted EPS computations is as follows:

(In millions, except share and per share amounts)	For the fiscal year ended July 2, 2016	For the fiscal year ended June 27, 2015	For the fiscal year ended June 28, 2014
Numerator:
Net Income	$68.3	$56.5	$15.5

Denominator:
Weighted-average common shares outstanding	96,451,931	86,874,727	86,868,452
Dilutive effect of share-based awards	1,676,695	738,971	664,872

Weighted-average dilutive shares outstanding	98,128,626	87,613,698	87,533,324

Basic earnings per share	$0.71	$0.65	$0.18

Diluted earnings per share	$0.70	$0.64	$0.18

18.	Stock-based Compensation

Performance Food Group Company provides compensation benefits to employees and non-employee directors not employed by our Sponsors under several share based payment arrangements. These arrangements are designed to promote the long-term growth and profitability of the Company by providing employees and consultants who are or will be involved in the Company’s growth with an opportunity to acquire an ownership interest in the Company, thereby encouraging them to contribute to and participate in the success of the Company.

The Performance Food Group Company 2007 Management Option Plan (the “2007 Option Plan”)

The 2007 Option Plan allows for the granting of awards to current and future employees, officers, directors, consultants, and advisors of the Company or its affiliates in the form of nonqualified options. The terms and conditions of awards granted under the 2007 Option Plan are determined by the Board of Directors. The contractual term of the options is ten years. There are 6,445,982 shares of common stock reserved for issuances under the 2007 Option Plan and 433,762 shares available for grant as of July 2, 2016.

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

The 2007 Option Plan had repurchase rights that generally allowed the Company to repurchase shares, at the current fair value following a participant’s retirement or a participant’s termination of employment by the Company other than for “cause” and at the lower of the original exercise price or current fair value following any termination of employment by the Company for “cause,” resignation of the participant, or in the event a participant resigns because of retirement and subsequently breaches the non-competition or non-solicitation covenant within one year of such participant’s termination. Because of the existence of the repurchase rights, the weighted average service period had exceeded the contractual term of the options. However, the repurchase option feature of this plan terminated upon the date of our IPO. Therefore, the Company’s management determined that the requisite service period should be reduced from 10.7 years to the 5 year service vesting period. As a result, compensation costs of $3.8 million were recorded in fiscal 2016 related to this change for Tranche I awards.

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

Based on management’s assessment of the probability associated with the underlying conditions of the amended Tranche II and III awards, the Company believes that, following the amendments, there is a reasonable possibility that the performance targets could be met. The Company engaged an unrelated specialist to assist in the process of determining the fair value based measure of the modified awards. Based on management’s evaluation, the estimate of the possible future compensation expense is approximately $45.0 million, of which $8.4 million was recognized in fiscal 2016 and approximately $18.0 million will be recognized over the next three years. The remaining $18.6 million of compensation expense will be recognized when the Company concludes that it is probable that certain performance conditions will be met.

The Company estimated the fair value of the Tranche I time vesting options granted in the fiscal years below using a Black-Scholes option pricing model with the following weighted average assumptions:

	For the fiscal year ended July 2, 2016	For the fiscal year ended June 27, 2015	For the fiscal year ended June 28, 2014
Risk-free Interest Rate	1.72%	2.11%	2.76%
Dividend Yield	0.00%	4.13%	4.88%
Expected Volatility	38.00%	37.00%	38.00%
Expected Term (in years)	6.5	10	10
Weighted Average Fair Value of Options Granted	$8.99	$4.27	$3.40

The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected holding period. The Company assumed a dividend yield of zero percent when valuing the grants in fiscal 2016 under the 2007 Option Plan because the Company has previously announced that it does not intend to pay dividends on its common stock. For grants in fiscal years 2015 and 2014, the Company assumed a dividend yield based on the historical payment of dividends over prior fiscal years. Expected volatility is based on the expected volatilities of comparable peer companies that are publicly traded. The expected term represents the period of time that awards granted are expected to be outstanding. The Company historically estimated the expected term to be the contractual term of the options given the repurchase rights detailed in the 2007 Option Plan. For grants in fiscal 2016, the Company elected to use the simplified method to estimate the expected holding period because we do not have sufficient information to understand post vesting exercise behavior. As such, we will continue to use this methodology until such time we have sufficient history to provide a reasonable basis on which to estimate the expected term.

With the assistance of a specialist, the Company estimated the fair value of the Tranche II and III options and restricted shares with a market condition using a Monte Carlo simulation with the following weighted average assumptions:

	For the fiscal year ended July 2, 2016
	Options	Market Condition Restricted Shares
Risk-free Interest Rate	1.23%	1.23%
Dividend Yield	0.00%	0.00%
Expected Volatility	30.00%	30.00%
Expected Term (in years)	6.38	2.71
Weighted Average Fair Value of Awards Granted	$4.20	$8.43

The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected holding period. The Company assumed a dividend yield of zero percent when valuing the grants in fiscal 2016 under the 2007 Option Plan because the Company has previously announced that it does not intend to pay dividends on its common stock. Expected volatility is based on the historical equity volatility of comparable peer companies that are publicly traded. This historical equity volatility was un-levered using the company specific capital structure of the comparable peer companies and was re-levered using the capital structure of Performance Food Group. The expected term represents the period of time that awards granted are expected to be outstanding, as determined with the assistance of a specialist based on the vesting term and contractual term.

In total, compensation cost that has been charged against income for the Company’s 2007 Option Plan was $13.2 million, $1.0 million and $0.7 million for fiscal 2016, fiscal 2015 and fiscal 2014, respectively, and it is included within operating expenses in the consolidated statements of operations. The total income tax benefit recognized in the consolidated statements of operations was $5.1 million, $0.4 million and $0.3 million for fiscal 2016, 2015 and 2014, respectively. The total unrecognized compensation cost the Company has concluded that is probable for all tranches under the 2007 Option Plan is $18.8 million as of July 2, 2016. This cost is expected to be recognized over a weighted-average period of 2.7 years.

The following table summarizes the stock option activity for fiscal 2016 under the 2007 Option Plan.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding as of June 27, 2015	6,060,410	$7.67
Options Exchanged for Restricted Stock and New Options	(3,727,518)	$7.45
New Options Issued from Exchange	1,461,878
Granted	134,042	$22.06
Exercised	(321,928)	$6.80		$5.7
Forfeited	(90,971)	$12.97

Outstanding as of July 2, 2016	3,515,913	$13.10	6.1	$48.6

Vested or expected to vest as of July 2, 2016	3,351,017	$13.10	6.1	$46.3

Exercisable as of July 2, 2016	1,589,483	$7.06	2.8	$31.6

The following table summarizes the changes in nonvested restricted shares for fiscal 2016 under the 2007 Option Plan.

	Shares	Weighted Average Grant Date Fair Value
Nonvested as of June 27, 2015	—	$—
Options Exchanged for Restricted Stock	2,265,640	$8.43
Vested	—	$—
Forfeited	(32,766)	$8.35

Nonvested as of July 2, 2016	2,232,874	$8.43

The Performance Food Group Company 2015 Omnibus Incentive Plan (the “2015 Incentive Plan”)

In July 2015, the Company approved the 2015 Incentive Plan. The 2015 Incentive Plan allows for the granting of awards to current employees, officers, directors, consultants, and advisors of the Company. The terms and conditions of awards granted under the 2015 Option Plan are determined by the Board of Directors. There are 4,850,000 shares of common stock reserved for issuance under the 2015 Incentive Plan, including non-qualified stock options and incentive stock options, stock appreciation rights, restricted shares (service-based and performance-based), and other equity based or cash-based awards. As of July 2, 2016, there are 3,798,501 shares available for grant under the 2015 Incentive Plan. The contractual term of the options granted under the 2015 Incentive Plan is ten years.

Options and service-based restricted shares vest ratably over four years from the date of grant. Performance-based restricted shares vest upon the achievement of a specified Return on Invested Capital (“ROIC”), a performance condition, and a specified Relative Total Shareholder Return (“Relative TSR”), a market condition, at the end of a three year performance period. Actual shares earned range from 0% to 150% of the initial grant, depending upon performance relative to the ROIC and Relative TSR goals.

The fair values of service-based restricted shares and restricted shares with a performance condition were based on the Company’s stock price as of the date of grant. With the assistance of a specialist, the fair value of 70,361 restricted shares with a market condition was estimated using a Monte Carlo simulation.

The Company estimated the fair value of options using a Black-Scholes option pricing model with the following weighted average assumptions:

For the fiscal year ended July 2, 2016
Options
Risk-free Interest Rate	1.56%
Dividend Yield	0.00%
Expected Volatility	37.94%
Expected Term (in years)	6.25
Weighted Average Fair Value of Awards Granted	$7.55

The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected holding period. The Company assumed a dividend yield of zero percent when valuing the grants in fiscal 2016 under the 2015 Incentive Plan because the Company has previously announced that it does not intend to pay dividends on its common stock. Expected volatility is based on the expected volatilities of comparable peer companies that are publicly traded. The expected term represents the period of time that awards granted are expected to be outstanding. The Company elected to use the simplified method to estimate the expected holding period because we do not have sufficient information to understand post vesting exercise behavior. As such, we will continue to use this methodology until such time we have sufficient history to provide a reasonable basis on which to estimate the expected term.

The compensation cost that has been charged against income for the Company’s 2015 Incentive Plan was $4.0 million for fiscal 2016 and $0.2 million for fiscal 2015, and it is included within operating expenses in the consolidated statement of operations. The total income tax benefit recognized in the consolidated statements of operations was $1.6 million in fiscal 2016 and $0.1 million in fiscal 2015. Total unrecognized compensation cost for all awards under the 2015 Incentive Plan is $13.5 million as of July 2, 2016. This cost is expected to be recognized over a weighted-average period of 2.9 years.

The following table summarizes the stock option activity for fiscal 2016 under the 2015 Incentive Plan.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding as of June 27, 2015	—	$—
Granted	145,848	$19.08
Exercised	—	$—		$—
Forfeited	(15,623)	$19.00

Outstanding as of July 2, 2016	130,225	$19.09	9.1	$1.0

Vested or expected to vest as of July 2, 2016	124,117	$19.09	9.1	$1.0

There were no exercisable options under the 2015 Incentive Plan outstanding as of July 2, 2016.

The following table summarizes the changes in nonvested restricted shares and restricted stock units for fiscal 2016 under the 2015 Incentive Plan.

	Shares	Weighted Average Grant Date Fair Value
Nonvested as of June 27, 2015	268,450	$16.76
Granted	694,297	$18.88
Vested	(29,827)	$16.76
Forfeited	(41,473)	$18.50

Nonvested as of July 2, 2016	891,447	$18.31

The total fair value of shares vested during fiscal 2016 was $0.6 million.

On August 9, 2016, the Compensation Committee of the Board of Directors approved the grant of 0.4 million options and 0.5 million shares of restricted stock under the 2015 Incentive Plan.

19.	Segment Information

The Company has three reportable segments, as defined by ASC 280 Segment Reporting, related to disclosures about segments of an enterprise. The Performance Foodservice segment markets and distributes food and food-related products to Street restaurants, Chain restaurants, and other institutional “food-away-from-home” locations. The PFG Customized segment principally serves the family and casual dining channel but also serves fine dining, fast casual, and quick serve restaurant chains. The Vistar segment distributes candy, snack, beverage, and other products to customers in the vending, office coffee services, theater, retail, and other channels. The accounting policies of the segments are the same as those described in Note 2 Summary of Significant Accounting Policies and Estimates. Intersegment sales represent sales between the segments, which are eliminated in consolidation. Management evaluates the performance of each operating segment based on various operating and financial metrics, including total sales and EBITDA. For PFG Customized, EBITDA includes certain allocated corporate charges that are included in operating expenses. The allocated corporate charges are determined based on a percentage of total sales. This percentage is reviewed on a periodic basis to ensure that the segment is allocated a reasonable rate of corporate expenses based on their use of corporate services.

Corporate & All Other is comprised of corporate overhead and certain operations that are not considered separate reportable segments based on their size. This includes the operations of the Company’s internal logistics unit responsible for managing and allocating inbound logistics revenue and expense.

(In millions)	PFS	PFG Customized	Vistar	Corporate & All Other	Eliminations	Consolidated
For fiscal year ended July 2, 2016
Net external sales	$9,608.9	$3,781.1	$2,698.8	$16.0	$—	$16,104.8
Inter-segment sales	7.4	1.0	2.7	204.5	(215.6)	—
Total sales	9,616.3	3,782.1	2,701.5	220.5	(215.6)	16,104.8
EBITDA	307.0	34.1	113.0	(137.1)	—	317.0
Depreciation and amortization	63.2	15.4	18.2	21.8	—	118.6
Capital expenditures	67.5	8.2	13.4	30.6	—	119.7

For fiscal year ended June 27, 2015
Net external sales	$9,078.2	$3,752.2	$2,423.4	$16.2	$—	$15,270.0
Inter-segment sales	6.8	0.7	2.7	175.4	(185.6)	—
Total sales	9,085.0	3,752.9	2,426.1	191.6	(185.6)	15,270.0
EBITDA	254.2	36.5	105.5	(92.6)	—	303.6
Depreciation and amortization	65.8	15.7	16.4	23.4	—	121.3
Capital expenditures	41.8	7.8	14.5	34.5	—	98.6

For fiscal year ended June 28, 2014
Net external sales	$8,098.3	$3,300.5	$2,266.4	$20.5	$—	$13,685.7
Inter-segment sales	5.5	0.5	2.6	137.0	(145.6)	—
Total sales	8,103.8	3,301.0	2,269.0	157.5	(145.6)	13,685.7
EBITDA	207.5	37.5	88.3	(84.3)	—	249.0
Depreciation and amortization	81.7	15.1	13.8	22.1	—	132.7
Capital expenditures	38.8	12.2	20.7	18.9	—	90.6

Total assets by reportable segment, excluding intercompany receivables between segments, are as follows:

(In millions)	As of July 2, 2016	As of June 27, 2015
PFS	$1,965.1	$1,915.7
PFG Customized	626.2	649.8
Vistar	636.2	539.2
Corporate & All Other	227.9	248.8

Total assets	$3,455.4	$3,353.5

The sales mix for the Company’s principal product and service categories is as follows:

(In millions)	For the fiscal year ended July 2, 2016	For the fiscal year ended June 27,2015	For the fiscal year ended June 28, 2014
Center of the plate	$5,187.5	$5,023.3	$4,226.4
Canned and dry groceries	2,172.8	2,072.5	1,953.3
Frozen foods	2,101.3	1,950.4	1,795.4
Refrigerated and dairy products	2,081.7	2,039.0	1,803.6
Paper products and cleaning supplies	1,241.4	1,160.0	1,046.5
Beverage	1,315.2	1,159.0	1,065.1
Candy	687.2	648.5	601.3
Snack	578.6	523.0	518.6
Produce	507.7	469.4	449.2
Theater and concession	144.2	131.0	128.6
Merchandising and other services	87.2	93.9	97.7

Total	$16,104.8	$15,270.0	$13,685.7

SCHEDULE 1—Registrant’s Condensed Financial Statements

PERFORMANCE FOOD GROUP COMPANY

Parent Company Only

CONDENSED BALANCE SHEETS

($ in millions except share and per share data)	As of July 2, 2016	As of June 27, 2015
ASSETS
Current assets:
Cash	$—	$—
Prepaid offering costs	—	2.9
Income tax receivable	8.6	6.6

Total current assets	8.6	9.5
Investment in wholly owned subsidiary	830.4	511.8

Total assets	$839.0	$521.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Intercompany payable	36.2	28.3

Total liabilities	36.2	28.3

Commitments and contingencies
Shareholders’ equity:
Common Stock
Class A: $0.01 par value per share, none authorized, issued, or outstanding as of July 2, 2016; 250,000,000 shares authorized; 86,860,562 shares issued and outstanding as June 27, 2015	—	0.9
Class B: $0.01 par value per share, none authorized, issued, or outstanding as of July 2, 2016; 25,000,000 shares authorized; 18,388 shares issued and outstanding as of June 27, 2015	—	—
Common Stock: $0.01 par value per share, 1,000,000,000 shares authorized, 99,901,288 shares issued and outstanding as July 2, 2016; none authorized, issued, and outstanding as of June 27, 2015	1.0	—
Additional paid-in capital	836.8	594.4
Accumulated deficit	(35.0)	(102.3)

Total shareholders’ equity	802.8	493.0

Total liabilities and shareholders’ equity	$839.0	$521.3

See accompanying notes to condensed financial statements.

PERFORMANCE FOOD GROUP COMPANY

Parent Company Only

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

($ in millions)	Fiscal year ended July 2, 2016	Fiscal year ended June 27, 2015	Fiscal year ended June 28, 2014
Operating expenses	$5.3	$4.9	$4.5

Operating loss	(5.3)	(4.9)	(4.5)
Income tax benefit	(1.9)	(1.8)	(1.6)

Loss before equity in net income of subsidiary	(3.4)	(3.1)	(2.9)
Equity in net income of subsidiary, net of tax	71.7	59.6	18.4

Net income	68.3	56.5	15.5
Other comprehensive (loss) income	(1.3)	1.2	(2.2)

Total comprehensive income	$67.0	$57.7	$13.3

See accompanying notes to condensed financial statements.

PERFORMANCE FOOD GROUP COMPANY

Parent Company Only

CONDENSED STATEMENTS OF CASH FLOWS

($ in millions)	Fiscal year ended July 2, 2016	Fiscal year ended June 27, 2015	Fiscal year ended June 28, 2014
Cash flows from operating activities:
Net income	$68.3	$56.5	$15.5
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Equity in net income of subsidiary	(71.7)	(59.6)	(18.4)
Changes in operating assets and liabilities, net
Prepaid offering costs	—	(2.9)	—
Intercompany payables	7.0	7.7	4.4
Income tax receivable	(1.9)	(1.7)	(1.6)

Net cash provided by (used in) operating activities	1.7	—	(0.1)

Cash flows from investing activities:
Capital contributed to subsidiary	(229.4)	—	—

Net cash used in investing activities	(229.4)	—	—

Cash flows from financing activities:
Proceeds from exercise of stock options	1.3	—	0.1
Net proceeds from initial public offering	226.4	—	—

Net cash provided by financing activities	227.7	—	0.1

Net (decrease) increase in cash	—	—	—
Cash, beginning of period	—	—	—

Cash, end of period	$—	$—	$—

See accompanying notes to condensed financial statements.

Notes to Condensed Parent Company Only Financial Statements

1. Description of Performance Food Group Company

Performance Food Group Company (the “Parent”) was incorporated in Delaware on July 23, 2002 to effect the purchase of all the outstanding equity interests of PFGC, Inc. (“PFGC”). The Parent has no significant operations or significant assets or liabilities other than its investment in PFGC. Accordingly, the Parent is dependent upon distributions from PFGC to fund its obligations. However, under the terms of PFGC’s various debt agreements, PFGC’s ability to pay dividends or lend to the Parent is restricted, except that PFGC may pay specified amounts to the Parent to fund the payment of the Parent’s franchise and excise taxes and other fees, taxes, and expenses required to maintain its corporate existence.

2. Basis of Presentation

The accompanying condensed financial statements (parent company only) include the accounts of the Parent and its investment in PFGC, Inc. accounted for in accordance with the equity method, and do not present the financial statements of the Parent and its subsidiary on a consolidated basis. These parent company only financial statements should be read in conjunction with the Performance Food Group Company consolidated financial statements. The Parent is included in the consolidated federal and certain unitary, consolidated and combined state income tax returns with its subsidiaries. The Parent’s tax balances reflect its share of such filings.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Regulations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), require public companies, including us, to maintain “disclosure controls and procedures,” which are defined in Rule 13a-15(e) and Rule 15d-15(e) to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required or necessary disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, of the effectiveness of its disclosure controls and procedures. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this annual report, were effective to accomplish their objectives at a reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) under the Exchange Act), that occurred during the fiscal quarter ended July 2, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRSHRA”), which added Section 13(r) of the Exchange Act, we hereby incorporate by reference herein Exhibit 99.1 of this report, which includes disclosures publicly filed and/or provided to Blackstone by Travelport Worldwide Limited, Hilton Worldwide Holdings, Inc. and NCR Corporation, which may be considered our affiliates.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be included in our definitive proxy statement for the 2016 Annual Meeting of Stockholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended July 2, 2016.

Item 11. Executive Compensation

The information required by this item will be included in our definitive proxy statement for the 2016 Annual Meeting of Stockholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended July 2, 2016.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in our definitive proxy statement for the 2016 Annual Meeting of Stockholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended July 2, 2016.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in our definitive proxy statement for the 2016 Annual Meeting of Stockholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended July 2, 2016.

Item 14. Principal Accountant Fees and Services

The information required by this item will be included in our definitive proxy statement for the 2016 Annual Meeting of Stockholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended July 2, 2016.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed, or incorporated by reference, as part of this Form 10-K:

1.	All financial statements. See Index to Consolidated Financial Statements on page 59 of this Form 10-K.

2.	All financial statement schedules are omitted because they are not present, not present in material amounts, or presented within the Consolidated Financial Statements or Notes thereto within Item 8. Financial Statements and Supplementary Data.

3.	Exhibits. See the Exhibit Index immediately following the signature page hereto, which is incorporated by reference as if fully set forth herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on the 30th day of August, 2016.

PERFORMANCE FOOD GROUP COMPANY (Registrant)

By:	/s/ George L. Holm
Name:	George L. Holm
Title:	Chief Executive Officer & President (Principal Executive Officer and Authorized Signatory)

POWER OF ATTORNEY

Know all persons by these presents, that each person whose signature appears below hereby constitutes and appoints A. Brent King and Jeffery Fender, and each of them, as his or her true and lawful attorneys-in-fact and agents, with power to act with or without the others and with full power of substitution and resubstitution, to do any and all acts and things and to execute any and all instruments which said attorneys and agents and each of them may deem necessary or desirable to enable the registrant to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission thereunder in connection with the registrant’s Annual Report on Form 10-K for the fiscal year ended July 2, 2016 (the “Annual Report”), including specifically, but without limiting the generality of the foregoing, power and authority to sign the name of the registrant and the name of the undersigned, individually and in his or her capacity as a director or officer of the registrant, to the Annual Report as filed with the Securities and Exchange Commission, to any and all amendments thereto, and to any and all instruments or documents filed as part thereof or in connection therewith; and each of the undersigned hereby ratifies and confirms all that said attorneys and agents and each of them shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 30th day of August, 2016.

Signatures	Title

/s/ George L. Holm George L. Holm	Chief Executive Officer & President; Director (Principal Executive Officer)

/s/ Robert D. Evans Robert D. Evans	Senior Vice President & Chief Financial Officer (Principal Financial Officer)

/s/ Christine Vlahcevic Christine Vlahcevic	Chief Accounting Officer (Principal Accounting Officer)

/s/ William F. Dawson Jr. William F. Dawson Jr.	Director

/s/ Bruce McEvoy Bruce McEvoy	Director

Signatures	Title

/s/ Prakash A. Melwani Prakash A. Melwani	Director

/s/ Jeffrey Overly Jeffrey Overly	Director

/s/ Douglas Steenland Douglas Steenland	Director

/s/ Arthur B. Winkleblack Arthur B. Winkleblack	Director

/s/ John J. Zillmer John J. Zillmer	Director

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-37578) filed with the Securities and Exchange Commission on October 6, 2015).

3.2	Amended and Restated By-Laws of the Registrant (incorporated by reference as Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-37578) filed with the Securities and Exchange Commission on October 6, 2015).

4.1	Indenture, dated as of May 17, 2016, by and among Performance Food Group, Inc., the subsidiary guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-37578) filed with the Securities and Exchange Commission on May 17, 2016).

4.2	Form of 5.500% Senior Notes due 2024 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-37578) filed with the Securities and Exchange Commission on May 17, 2016).

10.1	Second Amended and Restated Credit Agreement, dated February 1, 2016, among Performance Food Group, Inc., the other borrowers thereto, and Wells Fargo Bank, National Association (incorporated by reference as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37578), filed with the Securities and Exchange Commission on February 3, 2016).

10.2	Credit Agreement, dated May 14, 2013, among Performance Food Group Inc., PFGC, Inc., Credit Suisse AG, Cayman Islands Branch, as administrative and collateral agent, Credit Suisse Securities (USA) LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, BMO Capital Markets, Barclays Bank PLC, J.P. Morgan Securities LLC, and Wells Fargo Securities LLC, as joint lead arrangers and joint bookrunners, and the other lenders party thereto (incorporated by reference as Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File 333-198654), filed with the Securities and Exchange Commission on September 21, 2015).

10.3	Amended and Restated Stockholders’ Agreement, dated as of October 6, 2015, among Performance Food Group Company and the other parties thereto (incorporated by reference as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37578), filed with the Securities and Exchange Commission on October 6, 2015).

10.4	Amended and Restated Registration Rights Agreement dated as of October 6, 2015, among the Performance Food Group Company and the other parties thereto (incorporated by reference as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-37578), filed with the Securities and Exchange Commission on October 6, 2015).

10.5†	Amended and Restated 2007 Management Option Plan (incorporated by reference as Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File 333-198654), filed with the Securities and Exchange Commission on September 21, 2015).

10.6†	2015 Omnibus Incentive Plan (incorporated by reference as Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File 333-198654), filed with the Securities and Exchange Commission on September 21, 2015).

10.10†	Employment Letter Agreement, dated September 6, 2002, between George L. Holm and Performance Food Group Company (f/k/a Wellspring Distribution Corp.) (incorporated by reference as Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File 333-198654), filed with the Securities and Exchange Commission on September 21, 2015).

Exhibit No.	Description

10.11	Amended and Restated Advisory Fee Agreement between Performance Food Group Company, Blackstone Management Partners LLC and Wellspring Capital Management, LLC (incorporated by reference as Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File 333-198654), filed with the Securities and Exchange Commission on September 21, 2015).

10.12†	Employment Letter Agreement, dated April 7, 2014, between Jim Hope and Performance Food Group (incorporated by reference as Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File 333-198654), filed with the Securities and Exchange Commission on September 21, 2015).

10.13†	Employment Letter Agreement, dated December 11, 2014, between David Flitman and Performance Food Group Company (incorporated by reference as Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File 333-198654), filed with the Securities and Exchange Commission on September 21, 2015).

10.14†	Non-Qualified Stock Option Award Agreement, dated April 12, 2010, between Douglas M. Steenland and Performance Food Group Company (formerly known as Wellspring Distribution Corp.) (incorporated by reference as Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File 333-198654), filed with the Securities and Exchange Commission on September 21, 2015).

10.15†	Form of Option Award Agreement for Named Executive Officers under the 2007 Management Option Plan (incorporated by reference as Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File 333-198654), filed with the Securities and Exchange Commission on September 21, 2015).

10.16†	Form of Severance Letter Agreement (incorporated by reference as Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (File 333-198654), filed with the Securities and Exchange Commission on September 21, 2015).

10.17†	Form of Time-Based Restricted Stock Agreement under the 2015 Omnibus Incentive Plan (incorporated by reference as Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File 333-198654), filed with the Securities and Exchange Commission on September 21, 2015).

10.18†	Form of Performance-Based Restricted Stock Agreement under the 2015 Omnibus Incentive Plan (incorporated by reference as Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (File 333-198654), filed with the Securities and Exchange Commission on September 21, 2015).

10.19†	Form of Option Grant under the 2015 Omnibus Incentive Plan (incorporated by reference as Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (File 333-198654), filed with the Securities and Exchange Commission on September 21, 2015).

10.20†	Transition Agreement, dated May 3, 2016, between Performance Food Group Company and Robert D. Evans (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 4, 2016 (File 001-37578)).

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Deloitte & Touche LLP

24.1*	Power of Attorney (included on signature pages to this Annual Report on Form 10-K)

31.1*	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description

99.1*	Section 13(r) Disclosure

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.
†	Identifies exhibits that consist of a management contract or compensatory plan or arrangement.

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