Form 10-Q
period 2016-10-01
Performance Food Group Co
filed 2016-11-08
CIK 1618673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2016

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

103,392,299 shares of common stock were outstanding as of November 1, 2016.

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

There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. Such risks, uncertainties and other important factors that could cause actual results to differ include, among others, the risks, uncertainties and factors set forth under Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the fiscal year ended July 2, 2016, as such risk factors may be updated from time to time in our periodic filings with the SEC, and are accessible on the SEC’s website at www.sec.gov, and also include the following:

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

Part I – FINANCIAL INFORMATION

Item 1.	Financial Statements

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

($ in millions, except share and per share data)	As of October 1, 2016	As of July 2, 2016
ASSETS
Current assets:
Cash	$8.9	$10.9
Accounts receivable, less allowances of $18.7 and $16.3	1,005.8	968.2
Inventories, net	952.8	919.7
Prepaid expenses and other current assets	34.6	40.1

Total current assets	2,002.1	1,938.9
Goodwill	675.3	674.0
Other intangible assets, net	147.7	149.3
Property, plant and equipment, net	643.9	637.0
Restricted cash	12.9	12.9
Other assets	46.2	43.3

Total assets	$3,528.1	$3,455.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Outstanding checks in excess of deposits	$108.8	$159.6
Trade accounts payable	922.9	918.0
Accrued expenses	214.7	231.4
Capital and finance lease obligations—current installments	2.4	2.4
Derivative liabilities	3.8	5.3

Total current liabilities	1,252.6	1,316.7
Long-term debt	1,236.5	1,111.6
Deferred income tax liability, net	79.9	81.1
Long-term derivative liabilities	2.8	4.9
Capital and finance lease obligations, excluding current installments	27.7	31.5
Other long-term liabilities	108.0	106.8

Total liabilities	2,707.5	2,652.6

Commitments and contingencies (Note 9)
Shareholders’ equity:
Common Stock
Common Stock: $0.01 par value per share, 1,000,000,000 shares authorized, 100,047,036 shares issued and outstanding as October 1, 2016; 1,000,000,000 shares authorized, 99,901,288 shares issued and outstanding as July 2, 2016	1.0	1.0
Additional paid-in capital	841.1	836.8
Accumulated other comprehensive loss, net of tax benefit of $2.6 and $3.6	(4.0)	(5.8)
Accumulated deficit	(17.5)	(29.2)

Total shareholders’ equity	820.6	802.8

Total liabilities and shareholders’ equity	$3,528.1	$3,455.4

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

($ in millions, except share and per share data)	Three months ended October 1, 2016	Three months ended September 26, 2015
Net sales	$4,046.1	$3,928.9
Cost of goods sold	3,534.8	3,447.8

Gross profit	511.3	481.1
Operating expenses	479.7	437.1

Operating profit	31.6	44.0

Other expense, net:
Interest expense	12.9	21.0
Other, net	(0.8)	2.2

Other expense, net	12.1	23.2

Income before taxes	19.5	20.8
Income tax expense	7.3	8.6

Net income	$12.2	$12.2

Weighted-average common shares outstanding:
Basic	99,950,484	86,885,548
Diluted	102,841,812	87,653,160
Earnings per common share:
Basic	$0.12	$0.14
Diluted	$0.12	$0.14

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

($ in millions)	Three months ended October 1, 2016	Three months ended September 26, 2015
Net income	$12.2	$12.2
Other comprehensive income (loss), net of tax:
Interest rate swaps:
Change in fair value, net of tax	1.0	(2.1)
Reclassification adjustment, net of tax	0.8	1.2

Other comprehensive income (loss)	1.8	(0.9)

Total comprehensive income	$14.0	$11.3

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

($ in millions, except share data)	Common Stock						Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
	Class A		Class B		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of June 27, 2015	86,860,562	$0.9	18,388	$—	—	$—	$594.1	$(4.5)	$(97.5)	$493.0
Issuance of common stock under 2007 Option Plan	—	—	9,700	—	—	—	0.1	—	—	0.1
Repurchase of incremental shares of common stock	(31)	—	(2)	—	—	—	—	—	—	—
Reclassification of Class A and Class B common stock into a single class	(86,860,531)	(0.9)	(28,086)	—	86,888,617	0.9	—	—	—	—
Net income	—	—	—	—	—	—	—	—	12.2	12.2
Interest rate swaps	—	—	—	—	—	—	—	(0.9)	—	(0.9)
Stock-based compensation expense	—	—	—	—	—	—	1.1	—	—	1.1

Balance as of September 26, 2015	—	$—	—	$—	86,888,617	$0.9	$595.3	$(5.4)	$(85.3)	$505.5
Balance as of July 2, 2016	—	$—	—		99,901,288	$1.0	$836.8	$(5.8)	$(29.2)	$802.8
Issuance of common stock under stock-based compensation plans	—	—	—	—	145,748	—	(0.8)	—	—	(0.8)
Net income	—	—	—	—	—	—	—	—	12.2	12.2
Interest rate swaps	—	—	—	—	—	—	—	1.8	—	1.8
Stock-based compensation expense	—	—	—	—	—	—	4.2	—	—	4.2
Change in accounting principle (1)	—	—	—	—	—	—	0.9	—	(0.5)	0.4

Balance as of October 1, 2016	—	$—	—	$—	100,047,036	$1.0	$841.1	$(4.0)	$(17.5)	$820.6

(1)	As of the beginning of fiscal 2017, the Company elected to early adopt the provisions of ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The Company has made a policy election to account for forfeitures as they occur and recorded a cumulative-effect adjustment to Accumulated Deficit as of the date of adoption. Refer to Note 3. Recently Issued Accounting Pronouncements for further discussion of the adoption of ASU 2016-09.

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

($ in millions)	Three months ended October 1, 2016	Three months ended September 26, 2015
Cash flows from operating activities:
Net income	$12.2	$12.2
Adjustments to reconcile net income to net cash used in operating activities
Depreciation	20.8	18.9
Amortization of intangible assets	8.7	9.3
Amortization of deferred financing costs and other	1.1	2.6
Provision for losses on accounts receivables	3.1	2.9
Expense related to modification of debt	0.1	—
Stock compensation expense	4.2	1.1
Deferred income tax benefit	(1.8)	(1.7)
Change in fair value of derivative assets and liabilities	(0.7)	1.2
Other	0.3	—
Changes in operating assets and liabilities, net
Accounts receivable	(37.3)	20.3
Inventories	(29.6)	(32.7)
Prepaid expenses and other assets	2.6	(4.2)
Trade accounts payable	7.4	(40.8)
Outstanding checks in excess of deposits	(50.9)	12.5
Accrued expenses and other liabilities	(15.4)	(27.5)

Net cash used in operating activities	(75.2)	(25.9)

Cash flows from investing activities:
Purchases of property, plant and equipment	(34.8)	(17.7)
Net cash paid for acquisitions	(14.8)	(8.9)
Proceeds from sale of property, plant and equipment	0.1	0.2

Net cash used in investing activities	(49.5)	(26.4)

Cash flows from financing activities:
Net borrowings under ABL Facility	124.7	57.5
Payments on Term Facility	—	(1.9)
Payments on financed property, plant and equipment	(1.0)	—
Cash paid for debt issuance, extinguishment and modifications	(0.2)	—
Cash paid for acquisitions	(0.5)	—
Payments under capital and finance lease obligations	(0.6)	(1.1)
Proceeds from exercise of stock options	0.3	0.1

Net cash provided by financing activities	122.7	54.6

Net (decrease) increase in cash	(2.0)	2.3
Cash, beginning of period	10.9	9.2

Cash, end of period	$8.9	$11.5

Supplemental disclosures of non-cash transactions are as follows:

(In millions)	Three months ended October 1, 2016	Three months ended September 26, 2015
Disposal of property, plant and equipment under sale-leaseback transaction	$3.2	—

Supplemental disclosures of cash flow information are as follows:

(In millions)	Three months ended October 1, 2016	Three months ended September 26, 2015
Cash paid during the year for:
Interest	$5.4	$18.2
Income taxes, net of refunds	0.2	4.2

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Summary of Business Activities

Business Overview

Performance Food Group Company, through its subsidiaries, markets and distributes national and company-branded food and food-related products to customer locations across the United States. The Company serves both of the major customer types in the restaurant industry: (i) independent, or “Street” customers, and (ii) multi-unit, or “Chain” customers, which include regional and national family and casual dining restaurant chains, fast casual chains, and quick-service restaurants. The Company also serves schools, healthcare facilities, business and industry locations, and other institutional customers.

2.	Basis of Presentation

The consolidated financial statements have been prepared by the Company, without audit, with the exception of the July 2, 2016 consolidated balance sheet, which was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 2, 2016 (the “Form 10-K”). The financial statements include consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive income, consolidated statements of shareholders’ equity, and consolidated statements of cash flows. In the opinion of management, all adjustments, which consist of normal recurring adjustments, except as otherwise disclosed, necessary to present fairly the financial position, results of operations, comprehensive income, shareholders’ equity, and cash flows for all periods presented have been made.

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

The results of operations are not necessarily indicative of the results to be expected for the full fiscal year. Therefore these financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K. Certain footnote disclosures included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to applicable rules and regulations for interim financial statements.

3.	Recently Issued Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The Update includes provisions intended to simplify several aspects of how share-based payments are accounted for and presented in the financial statements. Such provisions include recognizing income tax effects of awards in the income statement when the awards vest or are settled, allowing an employer to withhold shares in an amount up to the employee’s maximum individual tax rate without resulting in liability classification of the award, allowing entities to make a policy election to account for forfeitures as they occur, and changes to the classification of tax-related cash flows resulting from share-based payments and cash payments made to taxing authorities on the employee’s behalf on the statement of cash flows. The amendments to this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company elected to early adopt ASU 2016-09 as of the beginning of fiscal 2017. During the three months ended October 1, 2016, excess tax benefits of $0.5 million related to exercised and vested share-based compensation awards were recorded within income tax expense in the consolidated statement of operations and presented as cash flows from operating activities within the consolidated statement of cash flows. The Company has made a policy election to account for forfeitures as they occur. The cumulative-effect adjustment to retained earnings as of the date of adoption was $0.5 million, after-tax. Additionally, cash payments to tax authorities in connection with shares withheld to meet statutory withholding requirements will be presented as a financing activity in the consolidated statement of cash flows in the periods those payments are made.

Recently Issued Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This Update is a comprehensive new revenue recognition model that requires a company to recognize revenue that represents the transfer of promised goods or services to a customer in an amount that reflects the consideration it expects to receive in exchange for those goods or services. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which provides clarifying guidance on principle versus agent considerations. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies the guidance pertaining to identifying performance obligations and the licensing implementation guidance. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow Scope Improvements and Practical Expedients, which provides narrow-scope improvements and practical expedient regarding collectability, presentation of sales tax collected from customers, noncash consideration, contract modifications at transition, completed contracts at transition and other technical corrections.

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

In July 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. This Update requires an entity to measure most inventory at the lower of cost and net realizable value. When evidence exists that the net realizable value of inventory is lower than its cost, the difference shall be recognized as a loss in earnings in the period in which it occurs. This Update is effective for public companies prospectively for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company does not believe this Update will have a material impact on its financial statements at the date of adoption.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The ASU is a comprehensive new lease accounting model that requires companies to recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. For public entities, the ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. Companies are required to recognize and measure leases at the beginning of the earliest period presented in its financial statements using a modified retrospective approach. The Company is in the process of evaluating the impact of this ASU on its future financial statements and believes adoption of this standard will have a significant impact on our consolidated balance sheets. Information about our undiscounted future lease payments and the timing of those payments is in Note 12. Leases in our Form 10-K.

In June 2016, the FASB issued ASU 2016-13 related to the measurement of credit losses on financial instruments. The pronouncement changes the impairment model for most financial assets, and will require the use of an “expected loss” model for instruments measured at amortized cost. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. The Company is in the process of evaluating the impact of this ASU on our future financial statements.

In August 2016, the FASB issued ASU 2016-15 related to the classification of certain cash receipts and cash payments on the statement of cash flows. The pronouncement provides clarification guidance on eight specific cash flow presentation issues that have developed due to diversity in practice. The issues include, but are not limited to, debt prepayment or extinguishment costs, settlement of zero-coupon debt, proceeds from the settlement of insurance claims, and cash receipts from payments on beneficial interests in securitization transactions. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Company is in the process of evaluating the impact of this ASU on our future financial statements.

4.	Business Combinations

During the first quarter of fiscal 2017, the Company paid cash of $14.8 million for an acquisition which increased goodwill by $1.2 million. During the first quarter of fiscal 2016, the Company paid cash of $8.9 million for an acquisition which increased goodwill by $4.3 million. These acquisitions were immaterial to the consolidated financial statements.

In the normal course of business, the Company may enter into a non-binding letter of intent or a purchase agreement for the acquisition of businesses. Financial statements will include the operations of these acquisitions from their respective closing dates. The Company does not anticipate that these acquisitions will have a material impact on our consolidated financial statements.

Subsequent to October 1, 2016, the Company paid $57.3 million for two acquisitions. These acquisitions are immaterial to the consolidated financial statements.

5.	Debt

The Company is a holding company and conducts its operations through its subsidiaries, which have incurred or guaranteed indebtedness as described below.

Debt consisted of the following:

(In millions)	As of October 1, 2016	As of July 2, 2016
ABL Facility	$889.7	$765.0
5.500% Notes due 2024	350.0	350.0
Promissory Note	6.0	6.0
Less: Original issue discount and deferred financing costs	(9.2)	(9.4)

Long-term debt	1,236.5	1,111.6
Capital and finance lease obligations	30.1	33.9

Total debt	1,266.6	1,145.5
Less: current installments	(2.4)	(2.4)

Total debt, excluding current installments	$1,264.2	$1,143.1

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

The following table summarizes outstanding borrowings, availability, and the average interest rate under the ABL Facility:

(Dollars in millions)	As of October 1, 2016	As of July 2, 2016
Aggregate borrowings	$889.7	$765.0
Letters of credit	106.1	97.7
Excess availability, net of lenders’ reserves of $17.5 and $20.9	604.2	725.5
Average interest rate	1.96%	1.87%

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

Senior Notes

On May 17, 2016, Performance Food Group, Inc. issued and sold $350.0 million aggregate principal amount of its 5.500% Senior Notes due 2024 (the “Notes”), pursuant to an indenture dated as of May 17, 2016. The Notes are jointly and severally guaranteed on a senior unsecured basis by PFGC and all domestic direct and indirect wholly-owned subsidiaries of PFGC (other than captive insurance subsidiaries and other excluded subsidiaries). The Notes are not guaranteed by Performance Food Group Company.

The proceeds from the Notes were used to pay in full the remaining outstanding aggregate principal amount of loans under a Credit Agreement providing for a term loan facility and to terminate the facility; to temporarily repay a portion of the outstanding borrowings under the ABL Facility; and to pay the fees, expenses, and other transaction costs incurred in connection with the Notes.

The Notes were issued at 100.0% of their par value. The Notes mature on June 1, 2024 and bear interest at a rate of 5.500% per year, payable semi-annually in arrears.

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

As of October 1, 2016, the outstanding aggregate principal amount of Notes was $350.0 million with unamortized original issue discount of $0.7 million and unamortized deferred financing costs of $8.0 million. For the three months ended October 1, 2016, interest expense included $0.2 million related to the amortization of original interest discount and deferred financing costs.

The ABL Facility and the indenture governing the Notes contain customary restrictive covenants under which all of the net assets of PFGC and its subsidiaries were restricted from distribution to Performance Food Group Company, except for approximately $340.0 million of restricted payment capacity available under such debt agreements, as of October 1, 2016.

Unsecured Subordinated Promissory Note

In connection with an acquisition, Performance Food Group, Inc. issued a $6.0 million interest only, unsecured subordinated promissory note on December 21, 2012, bearing an interest rate of 3.5%. Interest is payable quarterly in arrears. The $6.0 million principal is due in a lump sum in December 2017. All amounts outstanding under this promissory note become immediately due and payable upon the occurrence of a change in control of the Company or PFGC, which includes the sale, lease, or transfer of all or substantially all of the assets of PFGC. This promissory note was initially recorded at its fair value of $4.2 million. The difference between the principal and the initial fair value of the promissory note is being amortized as additional interest expense on a straight-line basis over the life of the promissory note, which approximates the effective yield method. For the first quarter of fiscal 2017 and 2016, interest expense included $0.1 million related to this amortization. As of October 1, 2016, the carrying value of the promissory note was $5.5 million.

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

As of October 1, 2016, Performance Food Group, Inc. had nine interest rate swaps with a combined $850 million notional amount. The following table summarizes the outstanding Swap Agreements as of October 1, 2016 (in millions):

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

The tables below present the effect of the interest rate swaps designated as hedging relationships on the consolidated statement of operations for the three-month periods ended October 1, 2016 and September 26, 2015:

(in millions)	Three months ended October 1, 2016	Three months ended September 26, 2015
Amount of (gain) loss recognized in OCI, pre-tax	$(1.6)	$3.8
Tax expense (benefit)	0.6	(1.7)

Amount of (gain) loss recognized in OCI, after-tax	$(1.0)	$2.1

Amount of (loss) gain reclassified from OCI into interest expense, pre-tax	$(1.2)	$(2.0)
Tax benefit	0.4	0.8

Amount of (loss) gain reclassified from OCI into interest expense, after-tax	$(0.8)	$(1.2)

As interest payments are made on the Company’s variable rate debt, amounts are reclassified from Accumulated other comprehensive loss to Interest expense. The Company recorded $0.4 million ineffectiveness on interest rate swaps during the three months ended October 1, 2016. The Company recorded no ineffectiveness on interest rate swaps during the three months ended September 26, 2015. During the twelve months ending September 30, 2017, the Company estimates that an additional $3.8 million will be reclassified to interest expense.

Hedges of Forecasted Diesel Fuel Purchases

From time to time, Performance Food Group, Inc. enters into costless collar arrangements to manage its exposure to variability in cash flows expected to be paid for its forecasted purchases of diesel fuel. As of October 1, 2016, Performance Food Group, Inc. was a party to six such arrangements, with an aggregate 9.0 million gallon original notional amount, of which an aggregate 6.8 million gallon notional amount was remaining. The remaining 6.8 million gallon forecasted purchases of diesel fuel are expected to be made between October 1, 2016 and December 31, 2017.

The fuel collar instruments do not qualify for hedge accounting. Accordingly, the derivative instruments are recorded as an asset or liability on the balance sheet at fair value and any changes in fair value are recorded in the period of change as unrealized gains or losses on fuel hedging instruments and included in Other, net in the accompanying consolidated statement of operations. The Company recorded $0.2 million in unrealized gains and $0.1 million in expense for cash settlements related to these fuel collars for the three-month period ended October 1, 2016, compared to $1.2 million in unrealized losses and $1.0 million in expense for cash settlements related to these fuel collars for the three-month period ended September 26, 2015.

The Company does not currently have a payable or receivable related to cash collateral for its derivatives, and therefore it has not established an accounting policy for offsetting the fair value of its derivatives against such balances. The table below presents the fair value of the derivative financial instruments as well as their classification on the balance sheet as of October 1, 2016 and July 2, 2016:

(in millions)	Balance Sheet Location	Fair Value as of October 1, 2016	Fair Value as of July 2, 2016
Assets
Derivatives not designated as hedges:
Diesel fuel collars	Other assets	$0.1	$0.1

Total assets		0.1	0.1
Liabilities
Derivatives designated as hedges:
Interest rate swaps	Current derivative liabilities	$3.7	$4.9
Interest rate swaps	Long-term derivative liabilities	2.8	4.9
Derivatives not designated as hedges:
Diesel fuel collars	Current derivative liabilities	$0.1	$0.4

Total liabilities		$6.6	$10.2

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

The Company has elected to present the derivative assets and derivative liabilities on the balance sheet on a gross basis for periods ended October 1, 2016 and July 2, 2016. The tables below present the derivative assets and liability balance, before and after the effects of offsetting, as of October 1, 2016 and July 2, 2016:

	October 1, 2016			July 2, 2016
(In millions)	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amounts	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amounts
Total asset derivatives:	$0.1	$0.1	$—	$0.1	$0.1	$—
Total liability derivatives:	6.6	0.1	6.5	10.2	0.1	10.1

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

There have been no transfers between levels in the hierarchy from July 2, 2016 to October 1, 2016.

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that provide that if the Company either defaults or is capable of being declared in default on any of its indebtedness, the Company can also be declared in default on its derivative obligations.

As of October 1, 2016, and July 2, 2016, the aggregate fair value amount of derivative instruments that contain contingent features was $6.5 million and $10.1 million, respectively. As of October 1, 2016, the Company has not been required to post any collateral related to these agreements. If the Company breached any of these provisions, it would be required to settle its obligations under the agreements at their termination value of $6.5 million.

7.	Fair Value of Financial Instruments

The carrying values of cash, accounts receivable, outstanding checks in excess of deposits, trade accounts payable, and accrued expenses approximate their fair values because of the relatively short maturities of those instruments. The derivative assets and liabilities are recorded at fair value on the balance sheet. The fair value of long-term debt, which has a carrying value of $1,236.5 million and $1,111.6 million, is $1,259.1 million and $1,127.9 million at October 1, 2016 and July 2, 2016, respectively, and is determined by reviewing current market pricing related to comparable debt issued at the time of the balance sheet date, and is considered a Level 2 measurement.

8.	Income Taxes

The determination of the Company’s overall effective tax rate requires significant judgment, the use of estimates and the interpretation and application of complex tax laws. The effective tax rate reflects the income earned and taxed in various United States federal and state jurisdictions. Tax law changes, increases and decreases in temporary and permanent differences between book and tax items, tax credits and the Company’s change in income in each jurisdiction all affect the overall effective tax rate. It is the Company’s practice to recognize interest and penalties related to uncertain tax positions in income tax expense.

The Company’s effective tax rate was 37.4% for the three months ending October 1, 2016 and 41.3% for the three months ending September 26, 2015. The effective tax rate varied from the 35% statutory rate primarily due to state taxes, federal credits and other permanent items. The Company adopted ASU 2016-09 Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, effective July 2, 2016. The excess tax benefit of exercised and vested stock awards is treated as a discrete item in the current quarter.

As of October 1, 2016 and July 2, 2016, the Company had net deferred tax assets of $43.8 million and $44.6 million, respectively, and deferred tax liabilities of $123.7 million and $125.7 million, respectively. The Company believes that it is more likely than not that the remaining deferred tax assets will be realized.

The Company records a liability for Uncertain Tax Positions in accordance with FASB ASC 740-10-25, Income Taxes – General - Recognition. As of October 1, 2016 and July 2, 2016, the Company had approximately $0.4 million and $0.4 million of unrecognized tax benefits, respectively. It is reasonably possible that a decrease of approximately $0.2 million in the balance of unrecognized tax benefits may occur within the next twelve months because of statute of limitations expirations, that, if recognized, would affect the effective tax rate.

9.	Commitments and Contingencies

Purchase Obligations

The Company had outstanding contracts and purchase orders for capital projects and services totaling $31.5 million at October 1, 2016. Amounts due under these contracts were not included on the Company’s consolidated balance sheet as of October 1, 2016.

Withdrawn Multiemployer Pension Plans

Until May 2013, Performance Food Group, Inc. participated in the Central States Southeast and Southwest Areas Pension Fund (“Central States Pension Fund”), a multiemployer pension plan administered by the Teamsters Union, pursuant to which Performance Food Group, Inc. was required to make contributions on behalf of certain union employees. The Central States Pension Fund is underfunded and is in critical status as determined by the Pension Benefit Guaranty Corporation. In connection with a renegotiation of the collective bargaining agreement that had previously required the Company’s participation in the Central States Pension Fund, the Company negotiated the termination of its participation in the Central States Pension Fund and the Company has withdrawn. The Company estimated the total withdrawal liability to be $6.9 million. The Company has made total payments for voluntary withdrawal of this plan in the amount of $1.2 million. As of October 1, 2016, the estimated outstanding withdrawal liability totaled $5.7 million.

Guarantees

Subsidiaries of the Company have entered into numerous operating leases, including leases of buildings, equipment, tractors, and trailers. Certain of the leases for tractors, trailers, and other vehicles and equipment, provide for residual value guarantees to the lessors. Circumstances that would require the subsidiary to perform under the guarantees include either (1) default on the leases with the leased assets being sold for less than the specified residual values in the lease agreements, or (2) decisions not to purchase the assets at the end of the lease terms combined with the sale of the assets, with sales proceeds less than the residual value of the leased assets specified in the lease agreements. Residual value guarantees under these operating lease agreements typically range between 7% and 20% of the value of the leased assets at inception of the lease. These leases have original terms ranging from 4 to 8 years and expiration dates ranging from 2016 to 2023. As of October 1, 2016, the undiscounted maximum amount of potential future payments for lease guarantees totaled approximately $23.8 million, which would be mitigated by the fair value of the leased assets at lease expiration. The assessment as to whether it is probable that subsidiaries of the Company will be required to make payments under the terms of the guarantees is based upon their actual and expected loss experience. Consistent with the requirements of FASB ASC 460-10-50, Guarantees-Overall-Disclosure, the Company has recorded $0.2 million of the potential future guarantee payments on its consolidated balance sheet as of October 1, 2016.

The Company participates in a purchasing alliance that was formed to obtain better pricing, to expand product options, to reduce internal costs, and to achieve greater inventory turnover. The Company has entered into several agreements to guarantee a portion of the trade payables for such purchasing alliance to their various suppliers as an inducement for these suppliers to extend additional trade credit to the purchasing alliance. In the event of default by the purchasing alliance of their respective trade payables obligations, these suppliers may proceed directly against the Company to collect their trade payables. The terms of these guarantees have expiration dates throughout 2016. As of October 1, 2016, the undiscounted maximum amount of potential payments covered by these guarantees totaled $15.6 million. The Company believes that the likelihood of payment under these guarantees is remote and that any fair value attributable to these guarantees is immaterial; therefore, no liability has been recorded for these obligations in the Company’s consolidated balance sheets.

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

On October 4, 2016, we engaged in mediation with the plaintiffs, and on October 25, 2016, we indicated our non-binding agreement to settle the lawsuit on the basis of a settlement fund of $2.3 million, subject to negotiation of a mutually agreeable settlement agreement and receipt of court approval of that agreement. As of October 1, 2016 the Company accrued $2.3 million for this settlement.

Sales Tax Liabilities

The Company’s sales and use tax filings are subject to customary audits by authorities in the jurisdictions where it conducts business in the United States, which may result in assessments of additional taxes.

10.	Related-Party Transactions

Transaction and Advisory Fee Agreement

The Company is a party to an advisory fee agreement pursuant to which affiliates of The Blackstone Group (“Blackstone”) and affiliates of Wellspring Capital Management (“Wellspring”) provide management certain strategic and structuring advice and certain monitoring, advising, and consulting services to the Company. The advisory fee agreement provides for the payment by the Company of an annual advisory fee and the reimbursement of out of pocket expenses. The annual advisory fee is the greater of $2.5 million or 1.5% of the Company’s consolidated EBITDA (as defined in the advisory fee agreement) for the immediately preceding fiscal year. The payments made under this agreement, which includes reimbursable expenses incurred by Blackstone and Wellspring, totaled $5.5 million and $5.0 million during the three-month periods ended October 1, 2016 and September 26, 2015, respectively.

Under its terms, this agreement will terminate no later than the second anniversary of the closing date of the IPO, which was October 6, 2015.

Other

The Company does business with certain other affiliates of The Blackstone Group. In the three-month period ended October 1, 2016, the Company recorded sales of $9.4 million to certain of these affiliate companies compared to sales of $6.7 million for the three-month period ended September 26, 2015. In the three-month period ended October 1, 2016, the Company recorded purchases from certain of these affiliate companies of $2.6 million. In the three-month period ended September 26, 2015, the Company recorded no purchases from affiliate companies. The Company does not conduct a material amount of business with affiliates of Wellspring Capital Management.

11.	Earnings Per Share

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is calculated using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased with the proceeds from the exercise of stock options under the treasury stock method. Potential common shares of 563,076 for the three months ended October 1, 2016 were not included in computing diluted earnings per share because the effect would have been antidilutive.

A reconciliation of the numerators and denominators for the basic and diluted EPS computations is as follows:

(In millions, except share and per share amounts)	Three months ended October 1, 2016	Three months ended September 26, 2015
Numerator:
Net Income	$12.2	$12.2

Denominator:
Weighted-average common shares outstanding	99,950,484	86,885,548
Dilutive effect of share-based awards	2,891,328	767,612

Weighted-average dilutive shares outstanding	102,841,812	87,653,160

Basic earnings per share	$0.12	$0.14

Diluted earnings per share	$0.12	$0.14

12.	Segment Information

The Company has three reportable segments, as defined by ASC 280 Segment Reporting, related to disclosures about segments of an enterprise. The Performance Foodservice segment markets and distributes food and food-related products to Street restaurants, Chain restaurants, and other institutional “food-away-from-home” locations. The PFG Customized segment principally serves the family and casual dining channel but also serves fine dining, fast casual, and quick-serve restaurant chains. The Vistar segment distributes candy, snack, beverage, and other products to customers in the vending, office coffee services, theater, retail, and other channels. Intersegment sales represent sales between the segments, which are eliminated in consolidation. Management evaluates the performance of each operating segment based on various operating and financial metrics, including total sales and EBITDA. For PFG Customized, EBITDA includes certain allocated corporate charges that are included in operating expenses. The allocated corporate charges are determined based on a percentage of total sales. This percentage is reviewed on a periodic basis to ensure that the segment is allocated a reasonable rate of corporate expenses based on their use of corporate services.

Corporate & All Other is comprised of corporate overhead and certain operations that are not considered separate reportable segments based on their size. This includes the operations of the Company’s internal logistics unit responsible for managing and allocating inbound logistics revenue and expense.

(In millions)	PFS	PFG Customized	Vistar	Corporate & All Other	Eliminations	Consolidated
For the three months ended October 1, 2016
Net external sales	$2,434.7	$866.7	$740.8	$3.9	$—	$4,046.1
Inter-segment sales	1.7	0.6	0.7	55.0	(58.0)	—
Total sales	2,436.4	867.3	741.5	58.9	(58.0)	4,046.1
EBITDA	73.8	3.9	22.6	(38.4)	—	61.9
Depreciation and amortization	13.1	5.2	5.2	6.0	—	29.5
Capital expenditures	19.7	2.2	1.4	11.5	—	34.8

For the three months ended September 26, 2015
Net external sales	$2,366.7	$927.0	$631.5	$3.7	$—	$3,928.9
Inter-segment sales	1.7	0.1	0.7	49.6	(52.1)	—
Total sales	2,368.4	927.1	632.2	53.3	(52.1)	3,928.9
EBITDA	70.5	7.3	22.4	(30.2)	—	70.0
Depreciation and amortization	15.2	3.8	4.2	5.0	—	28.2
Capital expenditures	8.5	1.2	0.4	7.6	—	17.7

Total assets by reportable segment, excluding intercompany receivables between segments, are as follows:

(In millions)	As of October 1, 2016	As of July 2, 2016
PFS	$2,028.1	$1,965.1
PFG Customized	627.9	626.2
Vistar	646.5	636.2
Corporate & All Other	225.6	227.9

Total assets	$3,528.1	$3,455.4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with the unaudited consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and the audited consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the fiscal year ended July 2, 2016. In addition to historical consolidated financial information, this discussion contains forward-looking statements that reflect our plans, estimates, and beliefs and involve numerous risks and uncertainties, including but not limited to those described in the “Item 1A. Risk Factors” section of the Form 10-K. Actual results may differ materially from those contained in any forward-looking statements. You should carefully read “Special Note Regarding Forward-Looking Statements” in this Form 10-Q.

Our Company

We market and distribute approximately 150,000 food and food-related products to customers across the United States from approximately 73 distribution facilities to over 150,000 customer locations in the “food-away-from-home” industry. We offer our customers a broad assortment of products including our proprietary-branded products, nationally-branded products, and products bearing our customers’ brands. Our product assortment ranges from “center-of-the-plate” items (such as beef, pork, poultry, and seafood), frozen foods, and groceries to candy, snacks, and beverages. We also sell disposables, cleaning and kitchen supplies, and related products used by our customers. In addition to the products we offer to our customers, we provide value-added services by allowing our customers to benefit from our industry knowledge, scale, and expertise in the areas of product selection and procurement, menu development, and operational strategy.

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

Recent Trends and Initiatives

Our case volume has grown in each quarter over the comparable prior fiscal year quarter, starting in the second quarter of fiscal 2010 and continuing through the most recent quarter. We believe that we gained industry share during the first quarter of fiscal 2017 given that we have grown our sales more rapidly than the industry growth rate forecasted by Technomic, a research and consulting firm serving the food and food related industry. Our Net income was unchanged from the first quarter of fiscal 2016 to the first quarter of fiscal 2017. Adjusted EBITDA decreased 5.1% from the first quarter of fiscal 2016 to the first quarter of fiscal 2017, driven by an increase in operating expenses related to investments within our Customized and Vistar segments. Case volume grew 6.5% in the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016. Gross margin dollars rose 6.3% in the first quarter of fiscal 2017 versus the prior year primarily as a result of shifting our channel mix toward higher gross margin customers and shifting our product mix toward sales of Performance Brands. Our operating expenses in the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016 rose 9.7% as a result of increases in compensation and other personnel benefits, legal expenses, and insurance expense.

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

EBITDA and Adjusted EBITDA

Management measures operating performance based on our EBITDA, defined as net income (loss) before interest expense, interest income, income taxes, and depreciation and amortization. EBITDA is not defined under U.S. GAAP and is not a measure of operating income, operating performance, or liquidity presented in accordance with U.S. GAAP and is subject to important limitations. Our definition of EBITDA may not be the same as similarly titled measures used by other companies.

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

In calculating Adjusted EBITDA, we add back certain non-cash, non-recurring, and other items as permitted or required by our credit agreement and indenture. Adjusted EBITDA among other things:

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

Results of Operations, EBITDA, and Adjusted EBITDA

The following table sets forth a summary of our results of operations, EBITDA, and Adjusted EBITDA for the periods indicated (dollars in millions, except per share data):

	Three Months Ended
	October 1, 2016	September 26, 2015	Change	%
Net sales	$4,046.1	$3,928.9	$117.2	3.0
Cost of goods sold	3,534.8	3,447.8	87.0	2.5

Gross profit	511.3	481.1	30.2	6.3
Operating expenses	479.7	437.1	42.6	9.7

Operating profit	31.6	44.0	(12.4)	(28.2)
Other expense
Interest expense, net	12.9	21.0	(8.1)	(38.6)
Other, net	(0.8)	2.2	(3.0)	N/M

Other expense, net	12.1	23.2	(11.1)	(47.8)
Income before income taxes	19.5	20.8	(1.3)	(6.3)
Income tax expense	7.3	8.6	(1.3)	(15.1)

Net income	$12.2	$12.2	$—	—

EBITDA	$61.9	$70.0	$(8.1)	(11.6)
Adjusted EBITDA	$76.0	$80.1	$(4.1)	(5.1)
Weighted-average common shares outstanding:
Basic	99,950,484	86,885,548	13,064,936	15.0
Diluted	102,841,812	87,653,160	15,188,652	17.3
Earnings per common share:
Basic	$0.12	$0.14	$(0.02)	(14.3)
Diluted	$0.12	$0.14	$(0.02)	(14.3)

We believe that the most directly comparable GAAP measure to EBITDA and Adjusted EBITDA is net income. The following table reconciles EBITDA and Adjusted EBITDA to net income for the periods presented:

	Three Months Ended
	October 1, 2016	September 26, 2015
	(dollars in millions)
Net income	$12.2	$12.2
Interest expense, net	12.9	21.0
Income tax expense	7.3	8.6
Depreciation	20.8	18.9
Amortization of intangible assets	8.7	9.3

EBITDA	61.9	70.0
Non-cash items(1)	4.7	(0.4)
Acquisition, integration and reorganization charges(2)	2.4	2.8
Non-recurring items(3)	—	2.6
Productivity initiatives(4)	4.1	2.3
Other adjustment items(5)	2.9	2.8

Adjusted EBITDA	$76.0	$80.1

(1)	Includes adjustments for non-cash charges arising from employee stock-based compensation, interest rate swap hedge ineffectiveness, and gain/loss on disposal of assets. Stock-based compensation cost was $4.2 million in the first quarter of fiscal 2017 and $1.1 million in the first quarter of fiscal 2016. In addition, this includes an increase in the LIFO reserve of $0.6 million for the first quarter of fiscal 2017 and a decrease in the LIFO reserve of $1.7 million for first quarter of fiscal.
(2)	Includes professional fees and other costs related to completed and abandoned acquisitions, costs of integrating certain of our facilities, facility closing costs, and advisory fees paid to Blackstone and Wellspring.

(3)	The first quarter of fiscal 2016 includes the withdrawal expense from a purchasing cooperative of which we were a member and pre-acquisition worker’s compensation claims related to an insurance company that went into liquidation.
(4)	Consists primarily of professional fees and related expenses associated with the Winning Together program and other productivity initiatives.
(5)	Consists of changes in fair value and costs related to settlements on our fuel collar derivatives, certain financing transactions, lease amendments, and franchise tax expense and other adjustments permitted by our credit agreements. Additionally, the first quarter of fiscal 2017 includes the settlement of the Wilder class action case. Refer to Note 9 Commitments and Contingencies for further discussion of this case.

Consolidated Results of Operations

Three months ended October 1, 2016 compared to the three months ended September 26, 2015

Net Sales

Net sales growth is a function of case growth, pricing (which is primarily based on product inflation/deflation), and a changing mix of customers, channels, and product categories sold. Net sales increased $117.2 million, or 3.0%, in the first three months of fiscal 2017 compared to the first three months of fiscal 2016. The increase in net sales was primarily attributable to case growth in Performance Foodservice, particularly in the Street channel, and sales growth in Vistar, particularly their retail, theater, vending, and hospitality channels.

Net sales growth was driven by case volume growth of 6.5% in the first three months of fiscal 2017 compared to the first three months of fiscal 2016. This increase was partially offset by a 3.5% decrease in selling price per case in the first three months of fiscal 2017, primarily as a result of case pack size changes from some of our suppliers, a shifting customer mix and deflation. During the first three months of fiscal 2017, we witnessed deflation in our beef, egg and cheese categories.

Gross Profit

Gross profit increased $30.2 million, or 6.3%, for the first three months of fiscal 2017 compared to the first three months of fiscal 2016. The increase in gross profit was the result of growth in cases. Within Performance Foodservice, case growth to Street customers positively affected gross profit per case. Street customers typically receive more services from us, cost more to serve, and pay a higher gross profit per case than other customers. Also, in the first quarter of fiscal 2017, Performance Foodservice grew our Performance Brand sales, which have higher gross profit per case compared to the other brands we sell. See “—Segment Results—Performance Foodservice” below for additional discussion.

Operating Expenses

Operating expenses increased $42.6 million, or 9.7%, for the first three months of fiscal 2017 compared to the first three months of fiscal 2016. The increase in operating expenses was primarily driven by the increase in case volume and the resulting impact on variable operational and selling expenses, as well as investments associated with expansion of geographies served in the dollar store channel, transition of business within Customized and the opening of a new automated retail facility within the Vistar segment. Additionally, operating expenses increased as a result of increases in legal expenses and settlements of $4.0 million, insurance expense primarily related to workers compensation of $3.6 million, stock-based compensation expense of $3.1 million, and employee medical claims.

Depreciation and amortization of intangible assets increased from $28.2 million in the first three months of fiscal 2016 to $29.5 million in the first three months of fiscal 2017, an increase of 4.6%. Depreciation of fixed assets increased as a result of larger capital outlays to support our growth, as well as recent acquisitions. This increase was partially offset by decreases in amortization of intangible assets, since certain intangibles are now fully amortized compared to the prior year.

Net Income

Net income was unchanged at $12.2 million for the first three months of fiscal 2017 and fiscal 2016. The $12.4 million decrease in operating profit for the first three months of fiscal 2017 was fully offset by an $8.1 million decrease in interest expense, a $3.0 million decrease in other expense and a $1.3 million decrease in income tax expense.

The decrease in operating profit was a result of the increase in operating expenses discussed above, partially offset by the increase in gross profit. The decrease in interest expense was primarily the result of lower average borrowings and a decrease in the average interest rate during the first three months of fiscal 2017 compared to the first three months of fiscal 2016.

The $3.0 million decrease in other expense related primarily to a $1.4 million increase in non-cash income related to the change in fair value of our derivatives, a $1.0 million decrease in expense related to settlements on our derivatives and a $0.4 million decrease in hedge ineffectiveness in the first three months of fiscal 2017 compared to the first three months of fiscal 2016.

The decrease in income tax expense was primarily a result of the decrease in income before taxes and a decrease in the effective tax rate. Our effective tax rate in the first three months of fiscal 2017 was 37.4% compared to 41.3% in the first three months of fiscal 2016. The decrease in the effective tax rate was primarily a result of an increase in other permanent deductions related to the adoption of ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting and a reduction in non-deductible expenses.

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

The following tables set forth net sales and EBITDA by segment for the periods indicated (dollars in millions):

Net Sales

	Three Months Ended
	October 1, 2016	September 26, 2015	Change	%
Performance Foodservice	$2,436.4	$2,368.4	$68.0	2.9
PFG Customized	867.3	927.1	(59.8)	(6.5)
Vistar	741.5	632.2	109.3	17.3
Corporate & All Other	58.9	53.3	5.6	10.5
Intersegment Eliminations	(58.0)	(52.1)	(5.9)	(11.3)

Total net sales	$4,046.1	$3,928.9	$117.2	3.0

EBITDA

	Three Months Ended
	October 1, 2016	September 26, 2015	Change	%
Performance Foodservice	$73.8	$70.5	$3.3	4.7
PFG Customized	3.9	7.3	(3.4)	(46.6)
Vistar	22.6	22.4	0.2	0.9
Corporate & All Other	(38.4)	(30.2)	(8.2)	(27.2)

Total EBITDA	$61.9	$70.0	$(8.1)	(11.6)

Segment Results—Performance Foodservice

Three months ended October 1, 2016 compared to three months ended September 26, 2015

Net Sales

Net sales for Performance Foodservice increased $68.0 million, or 2.9%, from the first three months of fiscal 2016 to the first three months of fiscal 2017. This increase in net sales was attributable to growth in cases sold. Case growth in the first three months of fiscal 2017 was driven by securing new Street customers and further penetrating existing customers. Securing new and expanded business with Street customers resulted in Street sales growth of approximately 5.8% in the first three months of fiscal 2017 compared to the first three months of fiscal 2016. For the quarter, Street sales as a percentage of total segment sales were up approximately 130 bps to 45.2%.

EBITDA

EBITDA for Performance Foodservice increased $3.3 million, or 4.7%, from the first three months of fiscal 2016 to the first three months of fiscal 2017. This increase was the result of an increase in gross profit, partially offset by an increase in operating expenses excluding depreciation and amortization. Gross profit increased by 6.6% in the first three months of fiscal 2017, compared to the prior year period, as a result of an increase in cases sold, as well as an increase in the gross profit per case. The increase in gross profit per case was driven by a favorable shift in the mix of cases sold toward Street customers and Performance Brands, as well as by an increase in procurement gains. Street business has higher gross margins than Chain customers within this segment.

Operating expenses excluding depreciation and amortization for Performance Foodservice increased by $18.8 million, or 7.1%, from the first three months of fiscal 2016 to the first three months of fiscal 2017. Operating expenses increased as a result of an increase in case volume and the resulting impact on variable operational and selling expenses, as well as cost of living and other increases in compensation and benefits and increases in costs associated with upgrading a portion of the segment’s fleet of $1.0 million, insurance expense of $0.9 million and professional fees of $0.8 million,. These increases were partially offset by a decrease in fuel expense of $1.2 million.

Depreciation and amortization of intangible assets recorded in this segment decreased from $15.2 million in the first three months of fiscal 2016 to $13.1 million in the first three months of fiscal 2017, a decrease of 13.8%. This reduction was the result of a decrease in amortization of intangible assets since certain intangibles are now fully amortized.

Segment Results—PFG Customized

Three months ended October 1, 2016 compared to three months ended September 26, 2015

Net Sales

Net sales for PFG Customized decreased $59.8 million, or 6.5%, from the first three months of fiscal 2016 to the first three months of fiscal 2017. The decrease over this period was the result of planned exits of some customers to free up capacity for the addition of new business with Red Lobster in fiscal 2017, as well as a decrease in case volume, which reflected trends among some customers in the casual dining channel.

EBITDA

EBITDA for PFG Customized decreased $3.4 million, or 46.6%, from the first three months of fiscal 2016 to the first three months of fiscal 2017. The decrease was primarily attributable to a decrease in gross profit of $4.1 million, or 7.0%, partially offset by a decrease in operating expenses, excluding depreciation and amortization. Gross profit for PFG Customized decreased primarily as a result of the decrease in case volume. In the first quarter of fiscal 2017 we began providing distribution solutions to a portion of Red Lobster’s restaurants and expect to have all restaurants serviced by the end of the second quarter.

Operating expenses, excluding depreciation and amortization, decreased by $0.7 million, or 1.3% in the first three months of fiscal 2017, compared to the prior year period primarily because of lower case sales and a decrease in fuel expense, partially offset by cost of living increases in compensation, an increase in costs associated with upgrading a portion of the segment’s fleet and an increase in insurance expense.

Depreciation and amortization of intangible assets recorded in this segment increased from $3.8 million in the first three months of fiscal 2016 to $5.2 million in the first three months of fiscal 2017, an increase of 36.8%. The increase is primarily a result of accelerated amortization of customer relationship intangible assets due to volume declines for certain customers.

Segment Results—Vistar

Three months ended October 1, 2016 compared to three months ended September 26, 2015

Net Sales

Net sales for Vistar increased $109.3 million, or 17.3%, from the first three months of fiscal 2016 to the first three months of fiscal 2017. This increase was driven by case sales growth in the segment’s retail, theater, vending, and hospitality channels and recent acquisitions.

EBITDA

EBITDA for Vistar increased $0.2 million, or 0.9%, from the first three months of fiscal 2016 to the first three months of fiscal 2017. Gross profit dollar growth of $11.7 million, or 14.4% for the first three months of fiscal 2017 compared to the first three months of fiscal 2016, was driven by an increase in the number of cases sold.

Operating expense dollar growth, excluding depreciation and amortization, increased $11.5 million, or 19.5% for the first three months of fiscal 2017 compared to the prior year period. Operating expenses increased primarily as a result of investments associated with expansion of geographies served in the dollar store channel estimated to be $6.7 million, additional expenses of $2.3 million related to recent acquisitions and an increase of $1.9 million associated with the fourth quarter fiscal 2016 opening of a new automated retail facility.

Depreciation and amortization of intangible assets recorded in this segment increased from $4.2 million in the first three months of fiscal 2016 to $5.2 million in the first three months of fiscal 2017, an increase of 23.8%. Amortization of intangible assets increased as a result of recent acquisitions. Depreciation of fixed assets increased as a result of capital outlays to support our growth, as well as recent acquisitions.

Segment Results—Corporate & All Other

Three months ended October 1, 2016 compared to three months ended September 26, 2015

Net Sales

Net sales for Corporate & All Other increased $5.6 million from the first three months of fiscal 2016 to the first three months of fiscal 2017. The increase in was primarily attributable to an increase in logistics services provided to our other segments.

EBITDA

EBITDA for Corporate & All Other was a negative $38.4 million for the first three months of fiscal 2017 compared to a negative $30.2 million for the first three months of fiscal 2016. The decrease in EBITDA was primarily driven by an increase in personnel expenses, a $3.7 million increase in legal expenses, a $3.1 million increase in stock-based compensation expense and a $3.1 million increase in insurance expense primarily related to workers compensation.

Depreciation and amortization of intangible assets recorded in this segment increased from $5.0 million in the first three months of fiscal 2016 to $6.0 million in the first three months of fiscal 2017. The increase was primarily a result of an increase in computer software depreciation.

Liquidity and Capital Resources

We have historically financed our operations and growth primarily with cash flows from operations, borrowings under our credit facility, operating and capital leases, and normal trade credit terms. We have typically funded our acquisitions with additional borrowings under our credit facility. Our working capital and borrowing levels are subject to seasonal fluctuations, typically with the lowest borrowing levels in the third and fourth fiscal quarters and the highest borrowing levels occurring in the first and second fiscal quarters. We believe that our cash flows from operations and available borrowing capacity will be sufficient both to meet our anticipated cash requirements over at least the next twelve months and to maintain sufficient liquidity for normal operating purposes.

At October 1, 2016, our cash balance totaled $8.9 million, while our cash balance totaled $10.9 million at July 2, 2016. This decrease in cash during the first three months of fiscal 2017 was attributable to net cash used in operating activities of $75.2 million and net cash used in investing activities of $49.5 million, partially offset by net cash provided by financing activities of $122.7 million. We borrow under our ABL Facility or pay it down regularly based on our cash flows from operating and investing activities. Our practice is to minimize interest expense while maintaining reasonable liquidity.

As market conditions warrant, we and our major stockholders, including Blackstone and Wellspring, may from time to time, depending upon market conditions, seek to repurchase our securities or loans in privately negotiated or open market transactions, by tender offer or otherwise.

Operating Activities

Three months ended September 26, 2015 compared to three months ended September 27, 2014

During the first three months of fiscal 2017, our operating activities used cash flow of $75.2 million, while during the first three months of fiscal 2016 our operating activities used cash flow of $25.9 million.

The increase in cash flows used in operating activities in the first three months of fiscal 2017 compared to the first three months of fiscal 2016 was largely driven by changes in our net working capital investment as a result of the change in business mix related to the roll out of new business in the Customized and Vistar segments. Additionally, the prior year included a $25 million break-up fee payment received related to the terminated agreement to acquire 11 US Foods facilities from Sysco and US Foods.

Investing Activities

Cash used in investing activities totaled $49.5 million in the first three months of fiscal 2017 compared to $26.4 million in the first three months of fiscal 2016. These investments consisted primarily of capital purchases of property, plant, and equipment of $34.8 million and $17.7 million for the first three months of fiscal 2017 and the first three months of fiscal 2016, respectively, and payments for business acquisitions of $14.8 million for the first three months of fiscal 2017 and $8.9 million for the first three months of fiscal 2016. For the first three months of fiscal 2017, purchases of property, plant, and equipment primarily consisted of transportation and information technology, equipment, as well as the outlays for warehouse expansions and improvements. The following table presents the capital purchases of property, plant, and equipment by segment:

(Dollars in millions)	Three Months Ended
	October 1, 2016	September 26, 2015
Performance Foodservice	$19.7	$8.5
PFG Customized	2.2	1.2
Vistar	1.4	0.4
Corporate & All Other	11.5	7.6

Total capital purchases of property, plant and equipment	$34.8	$17.7

As of October 1, 2016, the Company had commitments of $23.3 million for capital projects related to warehouse expansion and improvements. The Company anticipates using borrowings from the ABL Facility to fulfill these commitments.

Financing Activities

During the first three months of fiscal 2017, our financing activities provided cash flow of $122.7 million, which consisted primarily of $124.7 million in net borrowings under our ABL facility.

During the first three months of fiscal 2016, our financing activities provided cash flow of $54.6 million, which consisted primarily of $57.5 million in net borrowings under our ABL facility, partially offset by payments of $1.9 million on our term loan facility.

The following describes our financing arrangements as of October 1, 2016:

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

The following table summarizes outstanding borrowings, availability, and the average interest rate under the ABL Facility:

(Dollars in millions)	As of October 1, 2016	As of July 2, 2016
Aggregate borrowings	$889.7	$765.0
Letters of credit	106.1	97.7
Excess availability, net of lenders’ reserves of $20.9 and $19.7	604.2	725.5
Average interest rate	1.96%	1.87%

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

Senior Notes: On May 17, 2016, Performance Food Group, Inc. issued and sold $350.0 million aggregate principal amount of its 5.500% Senior Notes due 2024 (the “Notes”), pursuant to an indenture dated as of May 17, 2016. The Notes are jointly and severally guaranteed on a senior unsecured basis by PFGC and all domestic direct and indirect wholly-owned subsidiaries of PFGC (other than captive insurance subsidiaries and other excluded subsidiaries). The proceeds from the Notes were used to pay in full the remaining outstanding aggregate principal amount of loans under a Credit Agreement providing for a term loan facility and to terminate the facility; to temporarily repay a portion of the outstanding borrowings under the ABL Facility; and to pay the fees, expenses, and other transaction costs incurred in connection with the Notes. The Notes are not guaranteed by Performance Food Group Company.

The Notes were issued at 100.0% of their par value. The Notes mature on June 1, 2024 and bear interest at a rate of 5.500% per year, payable semi-annually in arrears.

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

As of October 1, 2016, the outstanding aggregate principal amount of the Notes was $350.0 million with unamortized original issue discount of $0.7 million and unamortized deferred financing costs of $8.0 million. For the three months ended October 1, 2016, interest expense included $0.2 million related to the amortization of original interest discount and deferred financing costs.

The ABL Facility and the indenture governing the Notes contain customary restrictive covenants under which all of the net assets of PFGC and its subsidiaries are restricted from distribution to Performance Food Group Company, except for approximately $340.0 million of restricted payment capacity available under such debt agreements, as of October 1, 2016.

As of October 1, 2016, we were in compliance with all of the covenants under the ABL Facility and Notes.

Unsecured Subordinated Promissory Note. In connection with an acquisition, Performance Food Group, Inc. issued a $6.0 million interest only, unsecured subordinated promissory note on December 21, 2012, bearing an interest rate of 3.5%. Interest is payable quarterly in arrears. The $6.0 million principal is due in a lump sum in December 2017. All amounts outstanding under this promissory note become immediately due and payable upon the occurrence of a change in control of the Company or PFGC, which includes the sale, lease, or transfer of all or substantially all of the assets of PFGC. This promissory note was initially recorded at its fair value of $4.2 million. The difference between the principal and the initial fair value of the promissory note is being amortized as additional interest expense on a straight-line basis over the life of the promissory note, which approximates the effective yield method. For the first quarter of fiscal 2017 and fiscal 2016, interest expense included $0.1 million related to this amortization. As of October 1, 2016, the carrying value of the promissory note was $5.5 million.

Contractual Obligations

Refer to the “Contractual Cash Obligations” section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the fiscal year ended July 2, 2016 for details on our contractual obligations and commitments to make specified contractual future cash payments as of July 2, 2016. There have been no material changes to our specified contractual obligations through October 1, 2016.

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

Total assets for Performance Foodservice increased $59.3 million from $1,968.8 million as of September 26, 2015 to $2,028.1 million as of October 1, 2016. Total assets for Performance Foodservice increased $63.0 million from $1,965.1 million as of July 2, 2016 to $2,028.1 million as of October 1, 2016. During both time periods, this segment increased its inventory, accounts receivable, and property, plant, and equipment, which was partially offset by a decline in intangible assets.

Total assets for PFG Customized decreased $9.4 million from $637.3 million at September 26, 2015 to $627.9 million at October 1, 2016. During this time period, this segment decreased its accounts receivable and intangible assets, which was partially offset by increases in inventory. Total assets for PFG Customized increased $1.7 million from $626.2 million as of July 2, 2016 to $627.9 million at October 1, 2016. During this time period, this segment increased its inventory, which was partially offset by decreased in accounts receivable and intangible assets.

Total assets for Vistar increased $104.6 million from $541.9 million as of September 26, 2015 to $646.5 million as of October 1, 2016. During this time period, this segment increased its accounts receivable, inventory, property, plant, and equipment, goodwill and intangible assets. Total assets for Vistar increased $10.3 million from $636.2 million as of July 2, 2016 to $646.5 million as of October 1, 2016. During this time period, this segment increased its accounts receivable, goodwill and intangible assets, which was partially offset by a decrease in inventory and property, plant, and equipment.

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are those that are most important to portraying our financial position and results of operations. These policies require our most subjective or complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. Our most critical accounting policies and estimates include those that pertain to the allowance for doubtful accounts receivable, inventory valuation, insurance programs, income taxes, vendor rebates and promotional incentives, goodwill and other intangible assets and stock-based compensation, which are described in the Company’s Form 10-K for the fiscal year ended July 2, 2016. There have been no material changes to our critical accounting policies and estimates as compared to our critical accounting policies and estimates described in the Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

As of October 1, 2016, our subsidiary, Performance Food Group, Inc., had nine interest rate swaps with a combined value of $850.0 million notional amount that were designated as cash flow hedges of interest rate risk. See Note 6 Derivative and Hedging Activities within the Notes to Consolidated Financial Statements included in Part I, Item 1 for further discussion of these interest rate swaps.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income/(loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction impacts earnings. The ineffective portion of the change in fair value of derivatives is recognized directly in earnings. Amounts reported in accumulated other comprehensive income/(loss) related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next twelve months, we estimate that an additional $3.8 million will be reclassified as an increase to interest expense.

Based on the fair values of these interest rate swaps as of October 1, 2016, a hypothetical 100 bps decrease in LIBOR would result in a loss of $13.9 million and a hypothetical 100 bps increase in LIBOR would result in a gain of $15.1 million within accumulated other comprehensive income/(loss).

Assuming an average daily balance on our ABL Facility of approximately $980.0 million, approximately $500.0 million of our outstanding long-term debt is fixed through interest rate swap agreements and approximately $480.0 million represents variable-rate debt. A hypothetical 100 bps increase in LIBOR on our variable-rate debt would lead to an increase of approximately $4.8 million in annual cash interest expense.

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

As of October 1, 2016, we had collars in place for approximately 17% of the gallons we expect to use over the twelve months following October 1, 2016. These fuel collars do not qualify for hedge accounting treatment for reasons discussed in Note 6. Derivative and Hedging Activities within the Notes to Consolidated Financial Statements included in Part I, Item 1. Therefore, these collars are recorded at fair value as either an asset or liability on the balance sheet. Any changes in fair value are recorded in the period of the change as unrealized gains or losses on fuel hedging instruments. A hypothetical 10% decrease in expected diesel fuel prices would result in a loss of $0.6 million and a 10% hypothetical increase in expected diesel fuel prices would result in a gain of $0.4 million for these derivative instruments.

Our fuel purchases occur at market prices. Using published market price projections for diesel and estimates of fuel consumption, a 10% hypothetical increase in diesel prices from the market price would result in a potential increase of approximately $6.6 million in fuel costs included in Operating expenses. As discussed above, this increase in fuel costs would be partially offset by fuel surcharges passed through to our customers.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Regulations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), require public companies, including us, to maintain “disclosure controls and procedures,” which are defined in Rule 13a-15(e) and Rule 15d-15(e) to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required or necessary disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, of the effectiveness of its disclosure controls and procedures. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this Quarterly Report on Form 10-Q, were effective to accomplish their objectives at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) under the Exchange Act), that occurred during the fiscal quarter ended October 1, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to various allegations, claims, and legal actions arising in the ordinary course of business.

While it is impossible to determine with certainty the ultimate outcome of any of these proceedings, lawsuits, and claims, management believes that adequate provisions have been made or insurance secured for all currently pending proceedings so that the ultimate outcomes will not have a material adverse effect on our financial position. During the three months ended October 1, 2016, there have been no material changes to legal proceedings from those discussed in the Company’s Form 10-K for the fiscal year ended July 2, 2016, except as it relates to the matter discussed below.

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

On October 4, 2016, we engaged in mediation with the plaintiffs, and on October 25, 2016, we indicated our non-binding agreement to settle the lawsuit on the basis of a settlement fund of $2.3 million, subject to negotiation of a mutually agreeable settlement agreement and receipt of court approval of that agreement. As of October 1, 2016 the Company accrued $2.3 million for this settlement.

Item 1A.	Risk Factors

There have been no material changes to our principal risks that we believe are material to our business, results of operations, and financial condition from the risk factors previously disclosed in the Company’s Form 10-K for the fiscal year ended July 2, 2016, which is accessible on the SEC’s website at www.sec.gov.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information relating to our purchases of the Company’s common stock during the first quarter of fiscal 2017.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 3, 2016 – August 6, 2016	3,317	$27.44	—	—
August 7, 2016 – September 3, 2016	—	—	—	—
September 4, 2016 – October 1, 2016	42,981	$24.80	—	—
Total	46,298	$24.99	—	—

(1)	During the first quarter of fiscal 2017, the Company purchased 46,298 shares of the Company’s common stock in transactions unrelated to a publicly announced plan or program. These transactions consisted of acquisitions of shares of the Company’s common stock via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of shares of the Company’s common stock under our incentive plans.

Item 3:	Defaults Upon Senior Securities

None

Item 4:	Mine Safety Disclosures

Not applicable

Item 5:	Other Information

None

Item 6:	Exhibits

See the Exhibit Index immediately following the signature page hereto, which Exhibit Index is incorporated by reference as if fully set forth herein.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PERFORMANCE FOOD GROUP COMPANY (Registrant)

Dated: November 8, 2016	By:	/s/ Thomas G. Ondrof
	Name:	Thomas G. Ondrof
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Letter Agreement, dated August 19, 2016, between Performance Food Group Company and Thomas G. Ondrof (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37578) filed on September 22, 2016).

10.2	Restricted Stock Unit Award Agreement (Equity Award), dated July 30, 2015, between David Flitman and Performance Food Group Company.

10.3	Restricted Stock Unit Award Agreement (Buyout Award), dated July 30, 2015, between David Flitman and Performance Food Group Company.

10.4	Form of Restricted Stock Unit Agreement (Non-Employee Director) under the 2015 Omnibus Incentive Plan.

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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