Form 10-Q
period 2016-12-31
Performance Food Group Co
filed 2017-02-08
CIK 1618673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

103,541,651 shares of common stock were outstanding as of February 1, 2017.

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

Part I – FINANCIAL INFORMATION

Item 1.	Financial Statements

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

($ in millions, except share and per share data)	As of December 31, 2016	As of July 2, 2016
ASSETS
Current assets:
Cash	$11.7	$10.9
Accounts receivable, less allowances of $21.1 and $16.3	990.1	968.2
Inventories, net	985.1	919.7
Prepaid expenses and other current assets	32.8	40.1

Total current assets	2,019.7	1,938.9
Goodwill	687.5	674.0
Other intangible assets, net	168.3	149.3
Property, plant and equipment, net	699.8	637.0
Restricted cash	12.9	12.9
Other assets	44.7	43.3

Total assets	$3,632.9	$3,455.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Outstanding checks in excess of deposits	$189.4	$159.6
Trade accounts payable	850.4	918.0
Accrued expenses	197.6	231.4
Long-term debt—current installments	5.6	—
Capital and finance lease obligations—current installments	5.5	2.4
Derivative liabilities	2.2	5.3

Total current liabilities	1,250.7	1,316.7
Long-term debt	1,299.3	1,111.6
Deferred income tax liability, net	81.4	81.1
Capital and finance lease obligations, excluding current installments	42.4	31.5
Other long-term liabilities	105.5	111.7

Total liabilities	2,779.3	2,652.6

Commitments and contingencies (Note 9)
Shareholders’ equity:
Common Stock
Common Stock: $0.01 par value per share, 1,000,000,000 shares authorized, 100,124,258 shares issued and outstanding as of December 31, 2016; 1,000,000,000 shares authorized, 99,901,288 shares issued and outstanding as of July 2, 2016	1.0	1.0
Additional paid-in capital	845.5	836.8
Accumulated other comprehensive income (loss), net of tax (expense) benefit of ($1.1) and $3.6	1.7	(5.8)
Accumulated earnings (deficit)	5.4	(29.2)

Total shareholders’ equity	853.6	802.8

Total liabilities and shareholders’ equity	$3,632.9	$3,455.4

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

($ in millions, except share and per share data)	Three months ended December 31, 2016	Three months ended December 26, 2015	Six months ended December 31, 2016	Six months ended December 26, 2015
Net sales	$4,051.8	$3,893.9	$8,097.9	$7,822.8
Cost of goods sold	3,534.6	3,407.1	7,069.4	6,854.9

Gross profit	517.2	486.8	1,028.5	967.9
Operating expenses	465.9	433.0	945.6	870.1

Operating profit	51.3	53.8	82.9	97.8

Other expense, net:
Interest expense	13.6	23.3	26.5	44.3
Other, net	(0.5)	1.0	(1.3)	3.2

Other expense, net	13.1	24.3	25.2	47.5

Income before taxes	38.2	29.5	57.7	50.3
Income tax expense	15.3	12.0	22.6	20.6

Net income	$22.9	$17.5	$35.1	$29.7

Weighted-average common shares outstanding:
Basic	100,112,604	99,107,828	100,031,544	92,996,688
Diluted	102,650,384	100,367,528	102,476,652	94,081,176
Earnings per common share:
Basic	$0.23	$0.18	$0.35	$0.32
Diluted	$0.22	$0.17	$0.34	$0.32

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

($ in millions)	Three months ended December 31, 2016	Three months ended December 26, 2015	Six months ended December 31, 2016	Six months ended December 26, 2015
Net income	$22.9	$17.5	$35.1	$29.7
Other comprehensive income (loss), net of tax:
Interest rate swaps:
Change in fair value, net of tax	5.0	0.6	6.0	(1.5)
Reclassification adjustment, net of tax	0.7	1.1	1.5	2.3

Other comprehensive income	5.7	1.7	7.5	0.8

Total comprehensive income	$28.6	$19.2	$42.6	$30.5

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

($ in millions, except share data)	Common Stock						Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated (Deficit) Earnings	Total Shareholders’ Equity
	Class A		Class B		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of June 27, 2015	86,860,562	$0.9	18,388	$—	—	$—	$594.1	$(4.5)	$(97.5)	$493.0
Issuance of common stock under 2007 Option Plan	—	—	9,700	—	—	—	0.1	—	—	0.1
Repurchase of incremental shares of common stock	(31)	—	(2)	—	—	—	—	—	—	—
Reclassification of Class A and Class B common stock into a single class	(86,860,531)	(0.9)	(28,086)	—	86,888,617	0.9	—	—	—	—
Issuance of common stock in initial public offering, net of underwriter commissions and offering costs	—	—	—	—	12,777,325	0.1	223.6	—	—	223.7
Issuance of common stock under stock-based compensation plans	—	—	—	—	4,972	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	29.7	29.7
Interest rate swaps	—	—	—	—	—	—	—	0.8	—	0.8
Stock-based compensation expense	—	—	—	—	—	—	8.8	—	—	8.8

Balance as of December 26, 2015	—	$—	—	$—	99,670,914	$1.0	$826.6	$(3.7)	$(67.8)	$756.1

Balance as of July 2, 2016	—	$—	—	$—	99,901,288	$1.0	$836.8	$(5.8)	$(29.2)	$802.8
Issuance of common stock under stock-based compensation plans	—	—	—	—	222,970	—	(0.3)	—	—	(0.3)
Net income	—	—	—	—	—	—	—	—	35.1	35.1
Interest rate swaps	—	—	—	—	—	—	—	7.5	—	7.5
Stock-based compensation expense	—	—	—	—	—	—	8.1	—	—	8.1
Change in accounting principle (1)	—	—	—	—	—	—	0.9	—	(0.5)	0.4

Balance as of December 31, 2016	—	$—	—	$—	100,124,258	$1.0	$845.5	$1.7	$5.4	$853.6

(1)	As of the beginning of fiscal 2017, the Company elected to early adopt the provisions of ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The Company has made a policy election to account for forfeitures as they occur and recorded a cumulative-effect adjustment to Accumulated Deficit as of the date of adoption. Refer to Note 3. Recently Issued Accounting Pronouncements for further discussion of the adoption of ASU 2016-09.

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

($ in millions)	Six months ended December 31, 2016	Six months ended December 26, 2015
Cash flows from operating activities:
Net income	$35.1	$29.7
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Depreciation	43.3	38.2
Amortization of intangible assets	16.6	18.6
Amortization of deferred financing costs and other	2.2	10.3
Provision for losses on accounts receivables	6.8	6.2
Expense related to modification of debt	0.1	—
Stock compensation expense	8.1	8.8
Deferred income tax benefit	(4.0)	(6.0)
Change in fair value of derivative assets and liabilities	(1.8)	1.4
Other	1.1	1.1
Changes in operating assets and liabilities, net
Accounts receivable	(15.1)	(4.4)
Inventories	(54.4)	(28.0)
Prepaid expenses and other assets	12.5	(12.2)
Trade accounts payable	(68.2)	(67.4)
Outstanding checks in excess of deposits	29.7	20.3
Accrued expenses and other liabilities	(37.5)	(5.9)

Net cash (used in) provided by operating activities	(25.5)	10.7

Cash flows from investing activities:
Purchases of property, plant and equipment	(79.9)	(42.9)
Net cash paid for acquisitions	(82.1)	(9.2)
Proceeds from sale of property, plant and equipment	0.2	0.6

Net cash used in investing activities	(161.8)	(51.5)

Cash flows from financing activities:
Net borrowings under ABL Facility	192.8	42.7
Payments on Term Facility	—	(226.8)
Payments on financed property, plant and equipment	(1.0)	—
Net proceeds from initial public offering	—	226.8
Cash paid for debt issuance, extinguishment and modifications	(0.2)	—
Cash paid for acquisitions	(0.8)	—
Payments under capital and finance lease obligations	(2.4)	(2.2)
Cash paid for shares withheld to cover taxes	(1.1)	—
Proceeds from exercise of stock options	0.8	0.1

Net cash provided by financing activities	188.1	40.6

Net increase (decrease) in cash	0.8	(0.2)
Cash, beginning of period	10.9	9.2

Cash, end of period	$11.7	$9.0

Supplemental disclosures of non-cash transactions are as follows:

(In millions)	Six months ended December 31, 2016	Six months ended December 26, 2015
Disposal of property, plant and equipment under sale-leaseback transaction	$3.2	$—
Debt assumed through new capital lease obligations	19.6	0.1

Supplemental disclosures of cash flow information are as follows:

(In millions)	Six months ended December 31, 2016	Six months ended December 26, 2015
Cash paid during the year for:
Interest	$23.2	$39.7
Income taxes, net of refunds	10.2	29.4

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

Initial Public Offering

On October 6, 2015, the Company completed an initial public offering (“IPO”) of 16,675,000 shares of common stock for a cash offering price of $19.00 per share ($17.955 per share net of underwriting discounts), including the exercise in full by underwriters of their option to purchase additional shares. The Company sold an aggregate of 12,777,325 shares of such common stock and certain selling stockholders sold 3,897,675 shares (including the shares sold pursuant to the underwriters’ option to purchase additional shares). The offering was registered under the Securities Act of 1933, as amended (the “Securities Act”), on a registration statement on Form S-1 (Registration No. 333-198654). Our common stock is listed on the New York Stock Exchange under the ticker symbol “PFGC.”

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

We used the net offering proceeds to us, after deducting the underwriting discount and our direct offering expenses, to repay $223.0 million aggregate principal amount of indebtedness under a Credit Agreement providing for a term loan facility. We used the remainder of the net proceeds for general corporate purposes.

Secondary Offerings

In November 2016 and January 2017, certain selling stockholders sold an aggregate of 20,000,000 shares of the Company’s common stock in transactions registered under the Securities Act. The Company did not receive any proceeds from these sales. As a result of these sales, Blackstone’s ownership percentage was reduced to approximately 26.2%.

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

3.	Recently Issued Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The Update includes provisions intended to simplify several aspects of how share-based payments are accounted for and presented in the financial statements. Such provisions include recognizing income tax effects of awards in the income statement when the awards vest or are settled, allowing an employer to withhold shares in an amount up to the employee’s maximum individual tax rate without resulting in liability classification of the award, allowing entities to make a policy election to account for forfeitures as they occur, and changes to the classification of tax-related cash flows resulting from share-based payments and cash payments made to taxing authorities on the employee’s behalf on the statement of cash flows. The amendments to this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company elected to early adopt ASU 2016-09 as of the beginning of fiscal 2017. During the three and six months ended December 31, 2016, excess tax benefits of $0.4 million and $0.9 million, respectively, related to exercised and vested share-based compensation awards were recorded within income tax expense in the consolidated statement of operations and presented as cash flows from operating activities within the consolidated statement of cash flows. The Company has made a policy election to account for forfeitures as they occur. The cumulative-effect adjustment to retained earnings as of the date of adoption was $0.5 million, after-tax. Additionally, cash payments of $1.1 million to tax authorities in connection with shares withheld to meet statutory withholding requirements are presented as a financing activity in the consolidated statement of cash flows for the six months ended December 31, 2016.

Recently Issued Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This Update is a comprehensive new revenue recognition model that requires a company to recognize revenue that represents the transfer of promised goods or services to a customer in an amount that reflects the consideration it expects to receive in exchange for those goods or services. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which provides clarifying guidance on principle versus agent considerations. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies the guidance pertaining to identifying performance obligations and the licensing implementation guidance. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow Scope Improvements and Practical Expedients, which provides narrow-scope improvements and practical expedient regarding collectability, presentation of sales tax collected from customers, noncash consideration, contract modifications at transition, completed contracts at transition and other technical corrections. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, to clarify the codification or to correct unintended application of the guidance. Areas of Topic 606 that were corrected or improved include loan guarantee fees, contract costs, disclosure of performance obligations and contract modifications.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The pronouncement changes the impairment model for most financial assets, and will require the use of an “expected loss” model for instruments measured at amortized cost. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. The Company is in the process of evaluating the impact of this ASU on our future financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU addresses the classification of certain specific cash flow issues including debt prepayment or extinguishment costs, settlement of certain debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of certain insurance claims and distributions received from equity method investees. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. An entity that elects early adoption must adopt all of the amendments in the same period. The Company is currently evaluating the effect this ASU will have on our consolidated statement of cash flows.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This ASU requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the effect this ASU will have on our consolidated statement of cash flows.

4.	Business Combinations

During the first six months of fiscal 2017, the Company paid cash of $82.8 million for four acquisitions which increased goodwill by $14.2 million. During the first six months of fiscal 2016, the Company paid cash of $9.2 million for an acquisition which increased goodwill by $4.6 million. These acquisitions were immaterial to the consolidated financial statements.

The Company recorded additions to goodwill in connection with its acquisitions. The following table presents the changes in the carrying amount of goodwill:

(In millions)	Performance Foodservice	PFG Customized	Vistar	Other	Total
Balance as of July 2, 2016	$405.3	$166.5	$63.0	$39.2	$674.0
Acquisitions - current year	—	—	2.3	11.9	14.2
Adjustment related to prior year acquisitions	—	—	(0.7)	—	(0.7)

Balance as of December 31, 2016	$405.3	$166.5	$64.6	$51.1	$687.5

The adjustment related to prior year acquisitions is a result of a net working capital adjustment.

In the normal course of business, the Company may enter into a non-binding letter of intent or a purchase agreement for the acquisition of businesses. Financial statements will include the operations of these acquisitions from their respective closing dates. The Company does not anticipate that these acquisitions will have a material impact on our consolidated financial statements.

Subsequent to December 31, 2016, The Company paid $62.5 million for two acquisitions. These acquisitions are immaterial to the consolidated financial statements.

5.	Debt

The Company is a holding company and conducts its operations through its subsidiaries, which have incurred or guaranteed indebtedness as described below.

Debt consisted of the following:

(In millions)	As of December 31, 2016	As of July 2, 2016
ABL Facility	$957.8	$765.0
5.500% Notes due 2024	350.0	350.0
Promissory Note	6.0	6.0
Less: Original issue discount and deferred financing costs	(8.9)	(9.4)

Long-term debt	1,304.9	1,111.6
Capital and finance lease obligations	47.9	33.9

Total debt	1,352.8	1,145.5
Less: current installments	(11.1)	(2.4)

Total debt, excluding current installments	$1,341.7	$1,143.1

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

The following table summarizes outstanding borrowings, availability, and the average interest rate under the ABL Facility:

(Dollars in millions)	As of December 31, 2016	As of July 2, 2016
Aggregate borrowings	$957.8	$765.0
Letters of credit	106.0	97.7
Excess availability, net of lenders’ reserves of $9.5 and $20.9	536.2	725.5
Average interest rate	2.14%	1.87%

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

As of December 31, 2016, the outstanding aggregate principal amount of Notes was $350.0 million with unamortized original issue discount of $0.7 million and unamortized deferred financing costs of $7.8 million. For the three and six-month periods ended December 31, 2016, interest expense included $0.2 million and $0.4 million, respectively, related to the amortization of original interest discount and deferred financing costs.

The ABL Facility and the indenture governing the Notes contain customary restrictive covenants under which all of the net assets of PFGC and its subsidiaries were restricted from distribution to Performance Food Group Company, except for approximately $240.0 million of restricted payment capacity available under such debt agreements, as of December 31, 2016.

Unsecured Subordinated Promissory Note

In connection with an acquisition, Performance Food Group, Inc. issued a $6.0 million interest only, unsecured subordinated promissory note on December 21, 2012, bearing an interest rate of 3.5%. Interest is payable quarterly in arrears. The $6.0 million principal is due in a lump sum in December 2017. All amounts outstanding under this promissory note become immediately due and payable upon the occurrence of a change in control of the Company or PFGC, which includes the sale, lease, or transfer of all or substantially all of the assets of PFGC. This promissory note was initially recorded at its fair value of $4.2 million. The difference between the principal and the initial fair value of the promissory note is being amortized as additional interest expense on a straight-line basis over the life of the promissory note, which approximates the effective yield method. For the second quarter of fiscal 2017 and 2016, interest expense included $0.1 million related to this amortization. For the first six months of fiscal 2017 and 2016, interest expense included $0.2 million related to this amortization. As of December 31, 2016, the carrying value of the promissory note was $5.6 million.

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

As of December 31, 2016, Performance Food Group, Inc. had nine interest rate swaps with a combined $850 million notional amount. The following table summarizes the outstanding Swap Agreements as of December 31, 2016 (in millions):

Effective Date	Maturity Date	Notional Amount	Fixed Rate Swapped
June 30, 2014	June 30, 2017	$200.0	1.52%
June 30, 2014	June 30, 2017	100.0	1.52%
August 9, 2013	August 9, 2018	200.0	1.51%
June 30, 2017	June 30, 2019	50.0	1.13%
June 30, 2017	June 30, 2020	50.0	1.23%
June 30, 2017	June 30, 2020	50.0	1.25%
June 30, 2017	June 30, 2020	50.0	1.26%
August 9, 2018	August 9, 2021	75.0	1.21%
August 9, 2018	August 9, 2021	75.0	1.20%

The tables below present the effect of the interest rate swaps designated as hedging relationships on the consolidated statement of operations for the three and six-month periods ended December 31, 2016 and December 26, 2015:

(in millions)	Three months ended December 31, 2016	Three months ended December 26, 2015	Six months ended December 31, 2016	Six months ended December 26, 2015
Amount of (gain) loss recognized in OCI, pre-tax	$(8.2)	$(1.3)	$(9.8)	$2.5
Tax expense (benefit)	3.2	0.7	3.8	(1.0)

Amount of (gain) loss recognized in OCI, after-tax	$(5.0)	$(0.6)	$(6.0)	$1.5

Amount of (loss) gain reclassified from OCI into interest expense, pre-tax	$(1.2)	$(1.9)	$(2.4)	$(3.9)
Tax benefit	0.5	0.8	0.9	1.6

Amount of (loss) gain reclassified from OCI into interest expense, after-tax	$(0.7)	$(1.1)	$(1.5)	$(2.3)

As interest payments are made on the Company’s variable rate debt, amounts are reclassified from Accumulated other comprehensive income to Interest expense. The Company recorded gains of $1.0 million and $1.4 million related to ineffectiveness on interest rate swaps during the three and six months ended December 31, 2016. The Company recorded no ineffectiveness on interest rate swaps during the three and six-month periods ended December 26, 2015. During the twelve months ending December 30, 2017, the Company estimates that an additional $2.2 million will be reclassified to interest expense.

Hedges of Forecasted Diesel Fuel Purchases

From time to time, Performance Food Group, Inc. enters into costless collar arrangements to manage its exposure to variability in cash flows expected to be paid for its forecasted purchases of diesel fuel. As of December 31, 2016, Performance Food Group, Inc. was a party to four such arrangements, with an aggregate 6.0 million gallon original notional amount. The 6.0 million gallon forecasted purchases of diesel fuel are expected to be made between January 1, 2017 and December 31, 2017.

The fuel collar instruments do not qualify for hedge accounting. Accordingly, the derivative instruments are recorded as an asset or liability on the balance sheet at fair value and any changes in fair value are recorded in the period of change as unrealized gains or losses on fuel hedging instruments and included in Other, net in the accompanying consolidated statement of operations. The Company recorded $0.2 million in unrealized gains and $0.1 million in expense for cash settlements related to these fuel collars for the three-month period ended December 31, 2016, compared to $0.2 million in unrealized losses and $0.9 million in expense for cash settlements related to these fuel collars for the three-month period ended December 26, 2015. The Company recorded $0.4 million in unrealized gains and $0.2 million in expense for cash settlements related to these fuel collars for the six-month period ended December 31, 2016, compared to $1.4 million in unrealized losses and $1.9 million in expense for cash settlements related to these fuel collars for the six-month period ended December 26, 2015.

The Company does not currently have a payable or receivable related to cash collateral for its derivatives, and therefore it has not established an accounting policy for offsetting the fair value of its derivatives against such balances. The table below presents the fair value of the derivative financial instruments as well as their classification on the balance sheet as of December 31, 2016 and July 2, 2016:

(in millions)	Balance Sheet Location	Fair Value as of December 31, 2016	Fair Value as of July 2, 2016
Assets
Derivatives designated as hedges:
Interest rate swaps	Other assets	$6.2	$—
Derivatives not designated as hedges:
Diesel fuel collars	Prepaid expenses and other current assets	0.1	$0.1

Total assets		$6.3	0.1
Liabilities
Derivatives designated as hedges:
Interest rate swaps	Current derivative liabilities	$2.2	$4.9
Interest rate swaps	Other long-term liabilities	0.1	4.9
Derivatives not designated as hedges:
Diesel fuel collars	Current derivative liabilities	—	0.4

Total liabilities		$2.3	$10.2

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

The Company has elected to present the derivative assets and derivative liabilities on the balance sheet on a gross basis for periods ended December 31, 2016 and July 2, 2016. The tables below present the derivative assets and liability balance, before and after the effects of offsetting, as of December 31, 2016 and July 2, 2016:

	December 31, 2016			July 2, 2016
(In millions)	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amounts	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amounts
Total asset derivatives:	$6.3	$(0.5)	$5.8	$0.1	$0.1	$—
Total liability derivatives:	2.3	(0.5)	1.8	10.2	0.1	10.1

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

There have been no transfers between levels in the hierarchy from July 2, 2016 to December 31, 2016.

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that provide that if the Company either defaults or is capable of being declared in default on any of its indebtedness, the Company can also be declared in default on its derivative obligations.

As of December 31, 2016, the aggregate fair value amount of derivative instruments in a net liability position that contain contingent features was $1.8 million. As of December 31, 2016, the Company has not been required to post any collateral related to these agreements. If the Company breached any of these provisions, it would be required to settle its obligations under the agreements at their termination value of $1.8 million.

7.	Fair Value of Financial Instruments

The carrying values of cash, accounts receivable, outstanding checks in excess of deposits, trade accounts payable, and accrued expenses approximate their fair values because of the relatively short maturities of those instruments. The derivative assets and liabilities are recorded at fair value on the balance sheet. The fair value of long-term debt, which has a carrying value of $1,304.9 million and $1,111.6 million, is $1,316.4 million and $1,127.9 million at December 31, 2016 and July 2, 2016, respectively, and is determined by reviewing current market pricing related to comparable debt issued at the time of the balance sheet date, and is considered a Level 2 measurement.

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

The Company’s effective tax rate was 40.1% for the three months ending December 31, 2016 and 40.7% for the three months ending December 26, 2015. The Company’s effective tax rate was 39.2% for the six months ending December 31, 2016 and 41.0% for the six months ending December 26, 2015. For both the three and six month periods, the effective tax rate varied from the 35% statutory rate primarily due to state taxes, federal credits and other permanent items. The Company adopted ASU 2016-09 Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, effective July 3, 2016. The excess tax benefit of exercised and vested stock awards is treated as a discrete item in the three and six month periods ending December 31, 2016.

As of December 31, 2016 and July 2, 2016, the Company had net deferred tax assets of $40.1 million and $44.6 million, respectively, and deferred tax liabilities of $121.5 million and $125.7 million, respectively. The Company believes that it is more likely than not that the remaining deferred tax assets will be realized.

The Company records a liability for Uncertain Tax Positions in accordance with FASB ASC 740-10-25, Income Taxes – General - Recognition. As of December 31, 2016 and July 2, 2016, the Company had approximately $0.5 million and $0.4 million of unrecognized tax benefits, respectively. It is reasonably possible that a decrease of approximately $0.2 million in the balance of unrecognized tax benefits may occur within the next twelve months because of statute of limitations expirations, that, if recognized, would affect the effective tax rate.

9.	Commitments and Contingencies

Purchase Obligations

The Company had outstanding contracts and purchase orders for capital projects and services totaling $15.9 million at December 31, 2016. Amounts due under these contracts were not included on the Company’s consolidated balance sheet as of December 31, 2016.

Withdrawn Multiemployer Pension Plans

Until May 2013, Performance Food Group, Inc. participated in the Central States Southeast and Southwest Areas Pension Fund (“Central States Pension Fund”), a multiemployer pension plan administered by the Teamsters Union, pursuant to which Performance Food Group, Inc. was required to make contributions on behalf of certain union employees. The Central States Pension Fund is underfunded and is in critical status as determined by the Pension Benefit Guaranty Corporation. In connection with a renegotiation of the collective bargaining agreement that had previously required the Company’s participation in the Central States Pension Fund, the Company negotiated the termination of its participation in the Central States Pension Fund and the Company has withdrawn. The Company estimated the total withdrawal liability to be $6.9 million. The Company has made total payments for voluntary withdrawal of this plan in the amount of $1.3 million. As of December 31, 2016, the estimated outstanding withdrawal liability totaled $5.6 million.

Guarantees

Subsidiaries of the Company have entered into numerous operating leases, including leases of buildings, equipment, tractors, and trailers. Certain of the leases for tractors, trailers, and other vehicles and equipment, provide for residual value guarantees to the lessors. Circumstances that would require the subsidiary to perform under the guarantees include either (1) default on the leases with the leased assets being sold for less than the specified residual values in the lease agreements, or (2) decisions not to purchase the assets at the end of the lease terms combined with the sale of the assets, with sales proceeds less than the residual value of the leased assets specified in the lease agreements. Residual value guarantees under these operating lease agreements typically range between 7% and 20% of the value of the leased assets at inception of the lease. These leases have original terms ranging from 4 to 8 years and expiration dates ranging from 2017 to 2023. As of December 31, 2016, the undiscounted maximum amount of potential future payments for lease guarantees totaled approximately $25.3 million, which would be mitigated by the fair value of the leased assets at lease expiration. The assessment as to whether it is probable that subsidiaries of the Company will be required to make payments under the terms of the guarantees is based upon their actual and expected loss experience. Consistent with the requirements of FASB ASC 460-10-50, Guarantees-Overall-Disclosure, the Company has recorded $0.2 million of the potential future guarantee payments on its consolidated balance sheet as of December 31, 2016.

The Company participates in a purchasing alliance that was formed to obtain better pricing, to expand product options, to reduce internal costs, and to achieve greater inventory turnover. The Company may enter into agreements to guarantee a portion of the trade payables for such purchasing alliance to their various suppliers as an inducement for these suppliers to extend additional trade credit to the purchasing alliance. In the event of default by the purchasing alliance of their respective trade payables obligations, these suppliers may proceed directly against the Company to collect their trade payables. As of December 31, 2016, the Company had not entered into any such agreements.

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

On October 4, 2016, we engaged in mediation with the plaintiffs, and on October 25, 2016, we indicated our non-binding agreement to settle the lawsuit on the basis of a settlement fund of $2.3 million, subject to negotiation of a mutually agreeable settlement agreement and receipt of court approval of that agreement. As of December 31, 2016 the Company has accrued $2.3 million for this settlement.

Laumea v. Performance Food Group, Inc. The court entered a final order approving the Stipulation for Settlement and Release of Class Action Claims on December 16, 2016. The final order will take effect after the expiration of a sixty-day appeal period. The parties do not expect an appeal will be filed; thus, we anticipate funding the $1.4 million settlement once the final order takes effect.

Vengris v. Performance Food Group, Inc. We reached an agreement with Mr. Vengris to settle his individual claims, and the court dismissed the lawsuit with prejudice on January 5, 2017.

Sales Tax Liabilities

The Company’s sales and use tax filings are subject to customary audits by authorities in the jurisdictions where it conducts business in the United States, which may result in assessments of additional taxes.

10.	Related-Party Transactions

Transaction and Advisory Fee Agreement

The Company is a party to an advisory fee agreement pursuant to which affiliates of The Blackstone Group L.P. (“Blackstone”) and affiliates of Wellspring Capital Management (“Wellspring”) provide management certain strategic and structuring advice and certain monitoring, advising, and consulting services to the Company. The advisory fee agreement provides for the payment by the Company of an annual advisory fee and the reimbursement of out of pocket expenses. The annual advisory fee is the greater of $2.5 million or 1.5% of the Company’s consolidated EBITDA (as defined in the advisory fee agreement) for the immediately preceding fiscal year. The payments made under this agreement, which includes reimbursable expenses incurred by Blackstone and Wellspring, totaled less than $0.1 million for the three-month periods ended December 31, 2016 and December 26, 2015 and $5.5 million and $5.0 million, for the six-month periods ended December 31, 2016 and December 26, 2015, respectively.

Under its terms, this agreement will terminate no later than the second anniversary of the closing date of the IPO, which was October 6, 2015.

Other

The Company does business with certain other affiliates of Blackstone. In the three-month period ended December 31, 2016, the Company recorded sales of $15.4 million to certain of these affiliate companies compared to sales of $12.5 million for the three-month period ended December 26, 2015. In the three-month period ended December 31, 2016, the Company recorded purchases from certain of these affiliate companies of $3.7 million. In the three-month period ended December 26, 2015, the Company recorded no purchases from affiliate companies. In the six-month period ended December 31, 2016, the Company recorded sales of $24.8 million to certain of these affiliate companies compared to sales of $19.2 million for the six-month period ended December 26, 2015. In the six-month period ended December 31, 2016, the Company recorded purchases from certain of these affiliate companies of $6.3 million. In the six-month period ended December 26, 2015, the Company recorded no purchases from affiliate companies. The Company does not conduct a material amount of business with affiliates of Wellspring Capital Management.

The Company participates in a group purchasing organization for the purchase of certain products and services from third-party vendors. In connection with purchases by its participants (including the Company), the purchasing organization receives a commission from the vendors in respect of such purchases. Blackstone has entered into a separate agreement with the purchasing organization whereby Blackstone receives a portion of the gross fees vendors pay to the purchasing organization based on the volume of purchases made by the Company. Our purchases through the purchasing organization were $7.0 million and $7.2 million for the three-month periods ended December 31, 2016 and December 26, 2015, respectively, and $14.5 million and 13.8 million for the six-month periods ended December 31, 2016 and December 26, 2015, respectively.

The Company participates in and has an equity method investment in a purchasing alliance that was formed to obtain better pricing, to expand product options, to reduce internal costs, and to achieve greater inventory turnover. The Company’s investment in the purchasing alliance was $4.1 million as of December 31, 2016 and $3.1 million as of July 2, 2016. During the three-month periods ended December 31, 2016 and December 26, 2015, the Company recorded purchases of $176.6 million and $83.7 million, respectively, through the purchasing alliance. During the six-month periods ended December 31, 2016 and December 26, 2015, the Company recorded purchases of $387.0 million and $160.9 million, respectively, through the purchasing alliance.

11.	Earnings Per Share

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is calculated using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. In computing diluted EPS, the average closing stock price for the period is used in determining the number of shares assumed to be purchased with the proceeds from the exercise of stock options under the treasury stock method. Potential common shares of 1,214,238 and 973,653 for the three and six months ended December 31, 2016, respectively, were not included in computing diluted earnings per share because the effect would have been antidilutive.

For the three-month and six-month periods ended December 31, 2016 and December 26, 2015, a reconciliation of the numerators and denominators for the basic and diluted EPS computations is as follows:

($ in millions, except share and per share amounts)	Three months ended December 31, 2016	Three months ended December 26, 2015	Six months ended December 31, 2016	Six months ended December 26, 2015
Numerator:
Net income	$22.9	$17.5	$35.1	$29.7

Denominator:
Weighted-average common shares outstanding	100,112,604	99,107,828	100,031,544	92,996,688
Dilutive effect of share-based awards	2,537,780	1,259,700	2,445,108	1,084,488

Weighted-average dilutive shares outstanding	102,650,384	100,367,528	102,476,652	94,081,176

Basic earnings per share	$0.23	$0.18	$0.35	$0.32

Diluted earnings per share	$0.22	$0.17	$0.34	$0.32

12.	Segment Information

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

Corporate & All Other is comprised of corporate overhead and certain operations that are not considered separate reportable segments based on their size. This includes the operations of the Company’s internal logistics unit responsible for managing and allocating inbound logistics revenue and expense. Beginning in the second quarter of fiscal 2017, this also includes the operating results from certain recent acquisitions.

(In millions)	Performance Foodservice	PFG Customized	Vistar	Corporate & All Other	Eliminations	Consolidated
For the three months ended December 31, 2016
Net external sales	$2,356.8	$933.4	$737.4	$24.2	$—	$4,051.8
Inter-segment sales	1.4	0.1	0.5	53.7	(55.7)	0.0

Total sales	2,358.2	933.5	737.9	77.9	(55.7)	4,051.8
EBITDA	76.9	6.7	33.7	(35.1)	—	82.2
Depreciation and amortization	14.0	3.6	6.6	6.2	—	30.4
Capital expenditures	34.1	2.7	0.8	7.5	—	45.1
For the three months ended December 26, 2015
Net external sales	$2,314.5	$915.0	$660.5	$3.9	$—	$3,893.9
Inter-segment sales	1.8	0.1	0.7	48.5	(51.1)	—

Total sales	2,316.3	915.1	661.2	52.4	(51.1)	3,893.9
EBITDA	73.4	9.2	34.6	(35.8)	—	81.4
Depreciation and amortization	15.4	3.7	4.3	5.2	—	28.6
Capital expenditures	10.4	1.5	5.0	8.3	—	25.2

(In millions)	Performance Foodservice	PFG Customized	Vistar	Corporate& All Other	Eliminations	Consolidated
For the six months ended December 31, 2016
Net external sales	$4,791.5	$1,800.1	$1,478.2	$28.1	$—	$8,097.9
Inter-segment sales	3.1	0.7	1.2	108.7	(113.7)	0.0

Total sales	4,794.6	1,800.8	1,479.4	136.8	(113.7)	8,097.9
EBITDA	150.7	10.6	56.3	(73.5)	—	144.1
Depreciation and amortization	27.1	8.8	11.8	12.2	—	59.9
Capital expenditures	53.8	4.9	2.2	19.0	—	79.9
For the six months ended December 26, 2015
Net external sales	$4,681.2	$1,842.0	$1,292.0	$7.6	$—	$7,822.8
Inter-segment sales	3.5	0.2	1.4	98.1	(103.2)	—

Total sales	4,684.7	1,842.2	1,293.4	105.7	(103.2)	7,822.8
EBITDA	143.9	16.5	57.0	(66.0)	—	151.4
Depreciation and amortization	30.6	7.5	8.5	10.2	—	56.8
Capital expenditures	18.9	2.7	5.4	15.9	—	42.9

Total assets by reportable segment, excluding intercompany receivables between segments, are as follows:

(In millions)	As of December 31, 2016	As of July 2, 2016
PFS	$2,011.8	$1,965.1
PFG Customized	665.6	626.2
Vistar	671.4	636.2
Corporate & All Other	284.1	227.9

Total assets	$3,632.9	$3,455.4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with the unaudited consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and the audited consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the fiscal year ended July 2, 2016 (the “Form 10-K”). In addition to historical consolidated financial information, this discussion contains forward-looking statements that reflect our plans, estimates, and beliefs and involve numerous risks and uncertainties, including but not limited to those described in the “Item 1A. Risk Factors” section of the Form 10-K. Actual results may differ materially from those contained in any forward-looking statements. You should carefully read “Special Note Regarding Forward-Looking Statements” in this Form 10-Q.

Our Company

We market and distribute over 150,000 food and food-related products to customers across the United States from approximately 75 distribution facilities to over 150,000 customer locations in the “food-away-from-home” industry. We offer our customers a broad assortment of products including our proprietary-branded products, nationally-branded products, and products bearing our customers’ brands. Our product assortment ranges from “center-of-the-plate” items (such as beef, pork, poultry, and seafood), frozen foods, and groceries to candy, snacks, and beverages. We also sell disposables, cleaning and kitchen supplies, and related products used by our customers. In addition to the products we offer to our customers, we provide value-added services by allowing our customers to benefit from our industry knowledge, scale, and expertise in the areas of product selection and procurement, menu development, and operational strategy.

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

Recent Trends and Initiatives

Our case volume has grown in each quarter over the comparable prior fiscal year quarter, starting in the second quarter of fiscal 2010 and continuing through the most recent quarter. We believe that we gained industry share during the first six months of fiscal 2017 given that we have grown our sales more rapidly than the industry growth rate forecasted by Technomic, a research and consulting firm serving the food and food related industry. Our Net income increased 30.9% from the second quarter of fiscal 2016 to the second quarter of fiscal 2017, and increased 18.2% from the first six months of fiscal 2016 to the first six months of fiscal 2017. Adjusted EBITDA decreased 1.9% from the second quarter of fiscal 2016 to the second quarter of fiscal 2017, and 3.4% from the first six months of fiscal 2016 to the first six months of fiscal 2017, driven primarily by an increase in operating expenses related to investments within our Customized and Vistar segments. Case volume grew 5.6% in the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016, and 6.1% in the first six months of fiscal 2017 compared to the first six months of fiscal 2016. Gross margin dollars rose 6.2% and 6.3% in the second quarter and first six months of fiscal 2017, respectively, versus the prior year primarily as a result of shifting our channel mix toward higher gross margin customers and shifting our product mix toward sales of Performance Brands. Our operating expenses, compared to the second quarter and first six months of fiscal 2016, rose 7.6% and 8.7%, respectively, as a result of increases in compensation and other personnel benefits, professional and legal expenses, and insurance expense.

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

•	Food distribution market structure. We are the third largest foodservice distributer by revenue in the United States behind Sysco and US Foods, which are both national broadline distributors. The balance of the market consists of a wide spectrum of companies ranging from businesses selling a single category of product (e.g., produce) to large regional broadline distributors with many distribution centers and thousands of products across all categories. We believe our scale enables us to invest in our Performance Brands, to benefit from economies of scale in purchasing and procurement, and to drive supply chain efficiencies that enhance our customers’ satisfaction and profitability. We believe that the relative growth of larger foodservice distributors will continue to outpace that of smaller, independent players in our industry.

•	Our ability to successfully execute our segment strategies and implement our initiatives. Our performance will continue to depend on our ability to successfully execute our segment strategies and to implement our current and future initiatives. The key strategies include focusing on Street sales and Performance Brands, pursuing new customers for all of our business segments, expansion of geographies, exputilizing our infrastructure to gain further operating and purchasing efficiencies, and making strategic acquisitions.

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

Adjusted EBITDA is not defined under U.S. GAAP and is subject to important limitations. We believe that the presentation of Adjusted EBITDA is useful to investors because it is frequently used by securities analysts, investors, and other interested parties, including our lenders under the credit agreement and holders of our Notes, in their evaluation of the operating performance of companies in industries similar to ours. In addition, targets based on Adjusted EBITDA are among the measures we use to evaluate our management’s performance for purposes of determining their compensation under our incentive plans.

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

Results of Operations, EBITDA, and Adjusted EBITDA

The following table sets forth a summary of our results of operations, EBITDA, and Adjusted EBITDA for the periods indicated (dollars in millions, except per share data):

	Three Months Ended
	December 31, 2016	December 26, 2015	Change	%
Net sales	$4,051.8	$3,893.9	$157.9	4.1
Cost of goods sold	3,534.6	3,407.1	127.5	3.7

Gross profit	517.2	486.8	30.4	6.2
Operating expenses	465.9	433.0	32.9	7.6

Operating profit	51.3	53.8	(2.5)	(4.6)
Other expense
Interest expense	13.6	23.3	(9.7)	(41.6)
Other, net	(0.5)	1.0	(1.5)	N/M

Other expense, net	13.1	24.3	(11.2)	(46.1)
Income before income taxes	38.2	29.5	8.7	29.5
Income tax expense	15.3	12.0	3.3	27.5

Net income	$22.9	$17.5	$5.4	30.9

EBITDA	$82.2	$81.4	$0.8	1.0
Adjusted EBITDA	$93.6	$95.4	$(1.8)	(1.9)
Weighted-average common shares outstanding:
Basic	100,112,604	99,107,828	1,004,776	1.0
Diluted	102,650,384	100,367,528	2,282,856	2.3
Earnings per common share:
Basic	$0.23	$0.18	$0.05	27.8
Diluted	$0.22	$0.17	$0.05	29.4

	Six Months Ended
	December 31, 2016	December 26, 2015	Change	%
Net sales	$8,097.9	$7,822.8	$275.1	3.5
Cost of goods sold	7,069.4	6,854.9	214.5	3.1

Gross profit	1,028.5	967.9	60.6	6.3
Operating expenses	945.6	870.1	75.5	8.7

Operating profit	82.9	97.8	(14.9)	(15.2)
Other expense
Interest expense	26.5	44.3	(17.8)	(40.2)
Other, net	(1.3)	3.2	(4.5)	N/M

Other expense, net	25.2	47.5	(22.3)	(46.9)
Income before income taxes	57.7	50.3	7.4	14.7
Income tax expense	22.6	20.6	2.0	9.7

Net income	$35.1	$29.7	$5.4	18.2

EBITDA	$144.1	$151.4	$(7.3)	(4.8)
Adjusted EBITDA	$169.6	$175.5	$(5.9)	(3.4)
Weighted-average common shares outstanding:
Basic	100,031,544	92,996,688	7,034,856	7.6
Diluted	102,476,652	94,081,176	8,395,476	8.9
Earnings per common share:
Basic	$0.35	$0.32	$0.03	9.4
Diluted	$0.34	$0.32	$0.02	6.3

We believe that the most directly comparable GAAP measure to EBITDA and Adjusted EBITDA is net income. The following table reconciles EBITDA and Adjusted EBITDA to net income for the periods presented:

	Three Months Ended		Six Months Ended
	December 31, 2016	December 26, 2015	December 31, 2016	December 26, 2015
	(dollars in millions)		(dollars in millions)
Net income	$22.9	$17.5	$35.1	$29.7
Interest expense	13.6	23.3	26.5	44.3
Income tax expense	15.3	12.0	22.6	20.6
Depreciation	22.5	19.3	43.3	38.2
Amortization of intangible assets	7.9	9.3	16.6	18.6

EBITDA	82.2	81.4	144.1	151.4
Non-cash items(1)	3.8	9.4	8.5	9.0
Acquisition, integration and reorganization charges(2)	3.8	1.3	6.2	4.1
Non-recurring items(3)	—	(0.9)	—	1.7
Productivity initiatives(4)	2.7	2.5	6.8	4.8
Other adjustment items(5)	1.1	1.7	4.0	4.5

Adjusted EBITDA	$93.6	$95.4	$169.6	$175.5

(1)	Includes adjustments for non-cash charges arising from stock-based compensation, interest rate swap hedge ineffectiveness, and gain/loss on disposal of assets. Stock-based compensation cost was $3.9 million and $8.1 million in the second quarter and first six months of fiscal 2017, respectively, and $7.7 million and $8.8 million in the second quarter and first six months of fiscal 2016, respectively. In addition, this includes an increase in the LIFO reserve of $0.6 million and $1.2 million for the second quarter and the first six months of fiscal 2017, respectively, and an increase in the LIFO reserve of $0.5 million and a decrease of $1.2 million for the second quarter and first six months of fiscal 2016, respectively.
(2)	Includes professional fees and other costs related to completed and abandoned acquisitions, costs of integrating certain of our facilities, facility closing costs, advisory fees paid to Blackstone and Wellspring, and offering fees.
(3)	The first six months of fiscal 2016 includes the withdrawal expense from a purchasing cooperative of which we were a member, pre-acquisition worker’s compensation claims related to an insurance company that went into liquidation, and amounts received from business interruption insurance because of weather related or other one-time events.
(4)	Consists primarily of professional fees and related expenses associated with productivity initiatives.
(5)	Consists of changes in fair value and costs related to settlements on our fuel collar derivatives, certain financing transactions, lease amendments, and franchise tax expense and other adjustments permitted by our credit agreements. Additionally, the first six months of fiscal 2017 includes the settlement of the Wilder class action case. Refer to Note 9 Commitments and Contingencies for further discussion of this case.

Consolidated Results of Operations

Three and six months ended December 31, 2016 compared to the three and six months ended December 26, 2015

Net Sales

Net sales growth is a function of case growth, pricing (which is primarily based on product inflation/deflation), and a changing mix of customers, channels, and product categories sold. Net sales increased $157.9 million, or 4.1%, for the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016 and increased $275.1 million, or 3.5%, for the first six months of fiscal 2017 compared to the first six months of fiscal 2016. The increase in net sales was primarily attributable to sales growth in Vistar, particularly their retail, theater, vending, and hospitality channels, case growth in Performance Foodservice, particularly in the Street channel, and recent acquisitions.

Net sales growth was driven by case volume growth of 5.6% and 6.1% in the second quarter and first six months of fiscal 2017 compared to the second quarter and first six months of fiscal 2016, respectively. The increase in case volume in the second quarter was driven by a 6.0% increase in independent cases, strong growth in Performance Brands and broad-based growth in Vistar’s sales channels. This increase was partially offset by a 1.4% and 2.5% decrease in selling price per case in the three and six months ended December 31, 2016, primarily as a result of case pack size changes from some of our suppliers, a shifting customer mix and slight deflation. During the second quarter and first six months of fiscal 2017, we witnessed deflation in our meat, egg and produce categories.

Gross Profit

Gross profit increased $30.4 million, or 6.2%, for the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016 and increased $60.6 million, or 6.3%, for the first six months of fiscal 2017 compared to the first six months of fiscal 2016. The increase in gross profit was the result of growth in cases. Within Performance Foodservice, case growth to Street customers positively affected gross profit per case. Street customers typically receive more services from us, cost more to serve, and pay a higher gross profit per case than other customers. Also, in the second quarter and first six months of fiscal 2017, Performance Foodservice grew our Performance Brand sales, which have higher gross profit per case compared to the other brands we sell. See “— Segment Results—Performance Foodservice” below for additional discussion.

Operating Expenses

Operating expenses increased $32.9 million, or 7.6%, for the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016 and increased $75.5 million, or 8.7%, for the first six months of fiscal 2017 compared to the first six months of fiscal 2016. The increase in operating expenses was primarily driven by the increase in case volume and the resulting impact on variable operational and selling expenses, as well as investments associated with expansion of geographies served in the dollar store channel, transition of business within Customized and the opening of our automated retail facility within the Vistar segment. Additionally, operating expenses increased for the second quarter of fiscal 2017 as a result of increases in professional and legal fees of $4.2 million and insurance expense related to workers compensation of $2.6 million, partially offset by a decrease in stock-based compensation expense of $3.8 million. For the first six months of fiscal 2017, operating expenses increased as a result of increases in professional and legal fees including settlements of $9.8 million and insurance expense related to workers compensation of $6.2 million.

Depreciation and amortization of intangible assets increased from $28.6 million in the second quarter of 2016 to $30.4 million in the second quarter of fiscal 2017, an increase of 6.3%. Depreciation and amortization of intangible assets increased from $56.8 million for the first six months of fiscal 2016 to $59.9 million in the first six months of fiscal 2017, an increase of 5.5%. Depreciation of fixed assets increased as a result of larger capital outlays to support our growth, as well as recent acquisitions. This increase was partially offset by decreases in amortization since certain intangibles are now fully amortized compared to the prior year.

Net Income

Net income increased to $22.9 million for the second quarter of fiscal 2017 compared to a net income of $17.5 million for the second quarter of fiscal 2016. The $2.5 million decrease in operating profit and the $3.3 million increase in income tax expense for the second quarter of fiscal 2017 were fully offset by an $9.7 million decrease in interest expense and a $1.5 million decrease in other expense.

The decrease in operating profit for the second quarter was a result of the increase in operating expenses discussed above, partially offset by the increase in gross profit. The decrease in interest expense was related to a decrease in the average interest rate during the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016 and the acceleration of amortization of original issue discount and deferred financing cost of $5.5 million related to the repayment of $223.0 million aggregate principal amount of indebtedness using the proceeds from the IPO in fiscal 2016.

The $1.5 million decrease in other expense related primarily to a $0.4 million increase in non-cash income related to the change in fair value of our derivatives, a $0.8 million decrease in expense related to settlements on our derivatives and a $1.0 million gain related to hedge ineffectiveness for the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016.

The increase in income tax expense was primarily a result of the increase in income before taxes, partially offset by a decrease in the effective tax rate. Our effective tax rate for the second quarter of fiscal 2017 was 40.1% compared to 40.7% for the second quarter of fiscal 2016. The decrease in the effective tax rate was primarily a result of an increase in other permanent deductions related to the adoption of ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting and a reduction in non-deductible expenses.

Net income increased to $35.1 million for the first six months of fiscal 2017 compared to a net income of $29.7 million for the first six months of fiscal 2016. The $14.9 million decrease in operating profit and the $2.0 million increase in income tax expense for the first six months of fiscal 2017 were fully offset by a $17.8 million decrease in interest expense and a $4.5 million decrease in other expense.

The decrease in operating profit for the first six months was a result of the increase in operating expenses discussed above, partially offset by the increase in gross profit. The decrease in interest expense was related to lower average borrowings, a decrease in the average interest rate during the first six months of fiscal 2017 compared to the first six months of fiscal 2016 and the acceleration of amortization of original issue discount and deferred financing cost of $5.5 million related to the repayment of $223.0 aggregate principal amount of indebtedness using the proceeds from the IPO in fiscal 2016.

The $4.5 million decrease in other expense related primarily to a $1.8 million increase in non-cash income related to the change in fair value of our derivatives, a $1.7 million decrease in expense related to settlements on our derivatives and a $1.4 million gain related to hedge ineffectiveness in the first six months of fiscal 2017 compared to the first six months of fiscal 2016.

The increase in income tax expense was primarily a result of the increase in income before taxes, partially offset by a decrease in the effective tax rate. Our effective tax rate in the first six months of fiscal 2017 was 39.2% compared to 41.0% in the first six months of fiscal 2016. The decrease in the effective tax rate was primarily a result of an increase in other permanent deductions related to the adoption of ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting and a reduction in non-deductible expenses.

Segment Results

We have three reportable segments as described above—Performance Foodservice, PFG Customized, and Vistar. Management evaluates the performance of these segments based on their respective sales growth and EBITDA. For PFG Customized, EBITDA includes certain allocated corporate expenses that are included in operating expenses. The allocated corporate expenses are determined based on a percentage of total sales. This percentage is reviewed on a periodic basis to ensure that the allocation reflects a reasonable rate of corporate expenses based on their use of corporate services.

Corporate & All Other is comprised of unallocated corporate overhead and certain operations that are not considered separate reportable segments based on their size. This includes the operations of our internal logistics unit responsible for managing and allocating inbound logistics revenue and expense. Beginning in the second quarter of fiscal 2017, this also includes the operating results from certain recent acquisitions.

The following tables set forth net sales and EBITDA by segment for the periods indicated (dollars in millions):

Net Sales

	Three Months Ended
	December 31, 2016	December 26, 2015	Change	%
Performance Foodservice	$2,358.2	$2,316.3	$41.9	1.8
PFG Customized	933.5	915.1	18.4	2.0
Vistar	737.9	661.2	76.7	11.6
Corporate & All Other	77.9	52.4	25.5	48.7
Intersegment Eliminations	(55.7)	(51.1)	(4.6)	(9.0)

Total net sales	$4,051.8	$3,893.9	$157.9	4.1

	Six Months Ended
	December 31, 2016	December 26, 2015	Change	%
Performance Foodservice	$4,794.6	$4,684.7	$109.9	2.3
PFG Customized	1,800.8	1,842.2	(41.4)	(2.2)
Vistar	1,479.4	1,293.4	186.0	14.4
Corporate & All Other	136.8	105.7	31.1	29.4
Intersegment Eliminations	(113.7)	(103.2)	(10.5)	(10.2)

Total net sales	$8,097.9	$7,822.8	$275.1	3.5

EBITDA

	Three Months Ended
	December 31, 2016	December 26, 2015	Change	%
Performance Foodservice	$76.9	$73.4	$3.5	4.8
PFG Customized	6.7	9.2	(2.5)	(27.2)
Vistar	33.7	34.6	(0.9)	(2.6)
Corporate & All Other	(35.1)	(35.8)	0.7	2.0

Total EBITDA	$82.2	$81.4	$0.8	1.0

	Six Months Ended
	December 31, 2016	December 26, 2015	Change	%
Performance Foodservice	$150.7	$143.9	$6.8	4.7
PFG Customized	10.6	16.5	(5.9)	(35.8)
Vistar	56.3	57.0	(0.7)	(1.2)
Corporate & All Other	(73.5)	(66.0)	(7.5)	(11.4)

Total EBITDA	$144.1	$151.4	$(7.3)	(4.8)

Segment Results—Performance Foodservice

Three and six months ended December 31, 2016 compared to three and six months ended December 26, 2015

Net Sales

Net sales for Performance Foodservice increased $41.9 million, or 1.8%, from the second quarter of fiscal 2016 to the second quarter of fiscal 2017 and increased $109.9 million, or 2.3%, from the first six months of fiscal 2016 to the first six months of fiscal 2017. This increase in net sales was attributable to growth in cases sold. Case growth was driven by securing new Street customers and further penetrating existing customers. Securing new and expanded business with Street customers resulted in Street sales growth of approximately 4.5% in the second quarter of fiscal 2017 and 4.9% in the first six months of fiscal 2017. For the quarter, Street sales as a percentage of total segment sales were up approximately 120 bps to 43.6%.

EBITDA

EBITDA for Performance Foodservice increased $3.5 million, or 4.8%, from the second quarter of fiscal 2016 to the second quarter of fiscal 2017 and increased $6.8 million, or 4.7%, from the first six months of fiscal 2016 to the first six months of fiscal 2017. These increases were the result of an increase in gross profit, partially offset by an increase in operating expenses excluding depreciation and amortization. Gross profit increased by 5.9% in the second quarter of fiscal 2017 and 6.2% in the first six months of fiscal 2017, compared to the prior year periods, as a result of an increase in cases sold, as well as an increase in the gross profit per case. The increase in gross profit per case was driven by a favorable shift in the mix of cases sold toward Street customers and Performance Brands, as well as by an increase in procurement gains. Street business has higher gross margins than Chain customers within this segment.

Operating expenses excluding depreciation and amortization for Performance Foodservice increased by $15.9 million, or 6.2%, from the second quarter of fiscal 2016 to the second quarter of fiscal 2017 and increased by $34.7 million, or 6.6%, from the first six months of fiscal 2016 to the first six months of fiscal 2017. Operating expenses increased as a result of an increase in case volume and the resulting impact on variable operational and selling expenses, as well as cost of living and other increases in compensation and benefits and increases in costs associated with insurance expense of $2.1 million and $3.0 million for the second quarter and first six months of fiscal 2017, respectively.

Depreciation and amortization of intangible assets recorded in this segment decreased from $15.4 million in the second quarter of fiscal 2016 to $14.0 million in the second quarter of fiscal 2017, a decrease of 9.1%, and decreased from $30.6 million in the first six months of fiscal 2016 to $27.1 million in the first six months of fiscal 2017, a decrease of 11.4%. This reduction was the result of a decrease in amortization of certain intangible assets that are now fully amortized.

Segment Results—PFG Customized

Three and six months ended December 31, 2016 compared to three and six months ended December 26, 2015

Net Sales

Net sales for PFG Customized increased $18.4 million, or 2.0%, from the second quarter of fiscal 2016 to the second quarter of fiscal 2017 and decreased $41.4 million, or 2.2%, from the first six months of fiscal 2016 to the first six months of fiscal 2017. The increase in the second quarter was driven by the new business with Red Lobster in fiscal 2017. The decrease over the first six months was the result of planned exits of some customers to free up capacity for the addition of new business with Red Lobster, as well as a decrease in case volume, which reflected trends in the casual dining channel.

EBITDA

EBITDA for PFG Customized decreased $2.5 million, or 27.2%, from the second quarter of fiscal 2016 to the second quarter of fiscal 2017, and decreased $5.9 million, or 35.8%, from the first six months of fiscal 2016 to the first six months of fiscal 2017. EBITDA decreased in the second quarter as a result of a decrease in gross profit of $1.4 million, or 2.4%, and an increase in operating expenses, excluding depreciation and amortization. The decrease for the six month period ended was primarily attributable to a decrease in gross profit of $5.5 million, or 4.7%, and an increase in operating expenses, excluding depreciation and amortization. Gross profit for PFG Customized decreased primarily as a result of the decrease in case volume. In the first quarter of fiscal 2017 we began providing distribution solutions to a portion of Red Lobster’s restaurants and completed the transition during the second quarter of fiscal 2017.

Operating expenses, excluding depreciation and amortization, increased by $1.1 million, or 2.3% in the second quarter of fiscal 2017, compared to the prior year, and increased by $0.4 million, or 0.5% for the first six months of fiscal 2017, compared to the prior year period primarily because of cost of living increases in compensation, an increase in costs associated with upgrading a portion of the segment’s fleet, and an increase in insurance expense, partially offset by a decrease in fuel expense.

Depreciation and amortization of intangible assets recorded in this segment decreased from $3.7 million in the second quarter of fiscal 2016 to $3.6 million in the second quarter of fiscal 2017, a decrease of 2.7%, and increased from $7.5 million for the first six months of fiscal 2016 to $8.8 million in the first six months of fiscal 2017, an increase of 17.3%. The reduction in the second quarter of fiscal 2017 was the result of a decrease in amortization since certain intangibles are now fully amortized. The increase in the first six months is primarily a result of accelerated amortization of customer relationship intangible assets due to volume declines for certain customers.

Segment Results—Vistar

Three and six months ended December 31, 2016 compared to three and six months ended December 26, 2015

Net Sales

Net sales for Vistar increased $76.7 million, or 11.6%, from the second quarter of fiscal 2016 to the second quarter of fiscal 2017, and increased $186.0 million, or 14.4%, from the first six months of fiscal 2016 to the first six months of fiscal 2017. This increase was driven by case sales growth in the segment’s retail, theater, vending, and hospitality channels as well as recent acquisitions.

EBITDA

EBITDA for Vistar decreased $0.9 million, or 2.6%, from the second quarter of fiscal 2016 to the second quarter of fiscal 2017 and decreased $0.7 million, or 1.2%, for the first six months of fiscal 2016 to the first six months of fiscal 2017 primarily as a result of an increase in operating expenses. Gross profit dollar growth of $8.9 million, or 9.7% for the second quarter of fiscal 2017 and $20.6 million, or 11.9%, for the first six months of fiscal 2017 compared to the prior year periods, was driven by an increase in the number of cases sold.

Operating expense dollar growth, excluding depreciation and amortization, increased $9.2 million, or 16.1% for the second quarter of 2017 and $20.7 million, or 17.8%, for the first six months of fiscal 2017 compared to the prior year periods. Operating expenses increased primarily as a result of investments associated with expansion of geographies served in the dollar store channel estimated to be $4.3 million and $11.0 million, respectively, additional expenses of $3.2 million and $5.5 million, respectively, related to recent acquisitions and an increase of $1.0 million and $2.9 million, respectively, associated with the fourth quarter fiscal 2016 opening of our automated retail facility for the second quarter and first six months of fiscal 2017.

Depreciation and amortization of intangible assets recorded in this segment increased from $4.3 million in the second quarter of fiscal 2016 to $6.6 million in the second quarter of fiscal 2017 and increased from $8.5 million for the first six months of fiscal 2016 to $11.8 million in the first six months of fiscal 2017. Amortization of intangible assets increased as a result of recent acquisitions. Depreciation of fixed assets increased as a result of capital outlays to support our growth, as well as recent acquisitions.

Segment Results—Corporate & All Other

Three and six months ended December 31, 2016 compared to three and six months ended December 26, 2015

Net Sales

Net sales for Corporate & All Other increased $25.5 million for the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016 and increased $31.1 million for the first six months of fiscal 2016 compared to the first six months of fiscal 2017. The increase in net sales was primarily attributable to recent acquisitions and an increase in logistics services provided to our other segments.

EBITDA

EBITDA for Corporate & All Other was a negative $35.1 million for the second quarter of fiscal 2017 compared to a negative $35.8 million for the second quarter of 2016. The increase in EBITDA in the second quarter of fiscal 2017 was driven by a decrease in stock-based compensation of $3.8 million and a $2.2 million decrease in other expenses related to derivative activity, partially offset by a $3.2 million increase in professional and legal fees and a $1.6 million increase in insurance expense primarily related to workers compensation.

EBITDA for Corporate and All Other was a negative $73.5 million for the first six months of fiscal 2017 compared to a negative $66.0 million for the first six months of fiscal 2016. The decrease in EBITDA for the first six months of fiscal 2017 was primarily driven by an increase in personnel expenses, a $7.6 million increase in professional and legal fees including settlements, and a $4.7 million increase in insurance expense primarily related to workers compensation partially offset by a $4.9 million decrease in other expenses related to derivative activity.

Depreciation and amortization of intangible assets recorded in this segment increased from $5.2 million in the second quarter of fiscal 2016 to $6.2 million in the second quarter of fiscal 2017 and increased from $10.2 million in the first six months of fiscal 2016 to $12.2 million in the first six months of fiscal 2017. The increase was primarily a result of recent acquisitions.

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

At December 31, 2016, our cash balance totaled $11.7 million, while our cash balance totaled $10.9 million at July 2, 2016. This increase in cash during the first six months of fiscal 2017 was attributable to net cash provided by financing activities of $188.1 million, partially offset by net cash used in operating activities of $25.5 million and net cash used in investing activities of $161.8 million. We borrow under our ABL Facility or pay it down regularly based on our cash flows from operating and investing activities. Our practice is to minimize interest expense while maintaining reasonable liquidity.

As market conditions warrant, we and our major stockholders, including Blackstone and Wellspring, may from time to time, depending upon market conditions, seek to repurchase our securities or loans in privately negotiated or open market transactions, by tender offer or otherwise.

Operating Activities

Six months ended December 31, 2016 compared to six months ended December 26, 2015

During the first six months of fiscal 2017, our operating activities used cash flow of $25.5 million, while during the first six months of fiscal 2016 our operating activities provided cash flow of $10.7 million.

The increase in cash flows used in operating activities in the first six months of fiscal 2017 compared to the first six months of fiscal 2016 was driven by changes in our net working capital investment as a result of the change in business mix related to the roll out of new business in the Customized and Vistar segments. Additionally, the prior year included a $25 million break-up fee payment received related to the terminated agreement to acquire 11 US Foods facilities from Sysco and US Foods.

Investing Activities

Cash used in investing activities totaled $161.8 million in the first six months of fiscal 2017 compared to $51.5 million in the first six months of fiscal 2016. These investments consisted primarily of capital purchases of property, plant, and equipment of $79.9 million and $42.9 million for the first six months of fiscal 2017 and the first six months of fiscal 2016, respectively, and payments for business acquisitions of $82.1 million for the first six months of fiscal 2017 and $9.2 million for the first six months of fiscal 2016. For the first six months of fiscal 2017, purchases of property, plant, and equipment primarily consisted of transportation and information technology, equipment, as well as the outlays for warehouse expansions and improvements. The following table presents the capital purchases of property, plant, and equipment by segment:

(Dollars in millions)	Six Months Ended
	December 31, 2016	December 26, 2015
Performance Foodservice	$53.8	$18.9
PFG Customized	4.9	2.7
Vistar	2.2	5.4
Corporate & All Other	19.0	15.9

Total capital purchases of property, plant and equipment	$79.9	$42.9

As of December 31, 2016, the Company had commitments of $6.4 million for capital projects related to warehouse expansion and improvements. The Company anticipates using borrowings from the ABL Facility to fulfill these commitments.

Financing Activities

During the first six months of fiscal 2017, our financing activities provided cash flow of $188.1 million, which consisted primarily of $192.8 million in net borrowings under our ABL facility.

During the first six months of fiscal 2016, our financing activities provided cash flow of $40.6 million, which consisted primarily of $226.8 million in net proceeds from our initial public offering and $42.7 million in net borrowings under our ABL facility, partially offset by payments of $226.8 million on our term loan facility.

The following describes our financing arrangements as of December 31, 2016:

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

The following table summarizes outstanding borrowings, availability, and the average interest rate under the ABL Facility:

(Dollars in millions)	As of December 31, 2016	As of July 2, 2016
Aggregate borrowings	$957.8	$765.0
Letters of credit	106.0	97.7
Excess availability, net of lenders’ reserves of $9.5 and $20.9	536.2	725.5
Average interest rate	2.14%	1.87%

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

As of December 31, 2016, the outstanding aggregate principal amount of Notes was $350.0 million with unamortized original issue discount of $0.7 million and unamortized deferred financing costs of $7.8 million. For the three and six-month periods ended December 31, 2016, interest expense included $0.2 million and $0.4 million, respectively, related to the amortization of original interest discount and deferred financing costs.

The ABL Facility and the indenture governing the Notes contain customary restrictive covenants under which all of the net assets of PFGC and its subsidiaries were restricted from distribution to Performance Food Group Company, except for approximately $240.0 million of restricted payment capacity available under such debt agreements, as of December 31, 2016.

As of December 31, 2016, we were in compliance with all of the covenants under the ABL Facility and Notes.

Unsecured Subordinated Promissory Note. In connection with an acquisition, Performance Food Group, Inc. issued a $6.0 million interest only, unsecured subordinated promissory note on December 21, 2012, bearing an interest rate of 3.5%. Interest is payable quarterly in arrears. The $6.0 million principal is due in a lump sum in December 2017. All amounts outstanding under this promissory note become immediately due and payable upon the occurrence of a change in control of the Company or PFGC, which includes the sale, lease, or transfer of all or substantially all of the assets of PFGC. This promissory note was initially recorded at its fair value of $4.2 million. The difference between the principal and the initial fair value of the promissory note is being amortized as additional interest expense on a straight-line basis over the life of the promissory note, which approximates the effective yield method. For the second quarter of fiscal 2017 and 2016, interest expense included $0.1 million related to this amortization. For the first six months of fiscal 2017 and 2016, interest expense included $0.2 million related to this amortization. As of December 31, 2016, the carrying value of the promissory note was $5.6 million.

Contractual Obligations

Refer to the “Contractual Cash Obligations” section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the fiscal year ended July 2, 2016 for details on our contractual obligations and commitments to make specified contractual future cash payments as of July 2, 2016. There have been no material changes outside the ordinary course of our business to our specified contractual obligations through December 31, 2016.

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

Total assets for Performance Foodservice increased $69.6 million from $1,942.2 million as of December 26, 2015 to $2,011.8 million as of December 31, 2016. Total assets for Performance Foodservice increased $46.7 million from $1,965.1 million as of July 2, 2016 to $2,011.8 million as of December 31, 2016. During both time periods, this segment increased its inventory and property, plant, and equipment, which was partially offset by a decline in intangible assets and accounts receivable.

Total assets for PFG Customized increased $19.4 million from $646.2 million at December 26, 2015 to $665.6 million at December 31, 2016. Total assets for PFG Customized increased $39.4 million from $626.2 million as of July 2, 2016 to $665.6 million at December 31, 2016. During both time periods, this segment increased its inventory and accounts receivable, which was partially offset by a decrease in intangible assets.

Total assets for Vistar increased $103.7 million from $567.7 million as of December 26, 2015 to $671.4 million as of December 31, 2016. Total assets for Vistar increased $35.2 million from $636.2 million as of July 2, 2016 to $671.4 million as of December 31, 2016. During both time periods, this segment increased its accounts receivable, inventory, property, plant, and equipment, goodwill and intangible assets.

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

As of December 31, 2016, our subsidiary, Performance Food Group, Inc., had nine interest rate swaps with a combined value of $850.0 million notional amount that were designated as cash flow hedges of interest rate risk. See Note 6 Derivative and Hedging Activities within the Notes to Consolidated Financial Statements included in Part I, Item 1 for further discussion of these interest rate swaps.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income/(loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction impacts earnings. The ineffective portion of the change in fair value of derivatives is recognized directly in earnings. Amounts reported in accumulated other comprehensive income/(loss) related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next twelve months, we estimate that an additional $2.2 million will be reclassified as an increase to interest expense.

Based on the fair values of these interest rate swaps as of December 31, 2016, a hypothetical 100 bps decrease in LIBOR would result in a loss of $13.8 million and a hypothetical 100 bps increase in LIBOR would result in a gain of $13.6 million within accumulated other comprehensive income/(loss).

Assuming an average daily balance on our ABL Facility of approximately $1.0 billion, approximately $500.0 million of our outstanding long-term debt is fixed through interest rate swap agreements and approximately $500.0 million represents variable-rate debt. A hypothetical 100 bps increase in LIBOR on our variable-rate debt would lead to an increase of approximately $5.0 million in annual cash interest expense.

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

As of December 31, 2016, we had collars in place for approximately 17% of the gallons we expect to use over the twelve months following December 31, 2016. These fuel collars do not qualify for hedge accounting treatment for reasons discussed in Note 6. Derivative and Hedging Activities within the Notes to Consolidated Financial Statements included in Part I, Item 1. Therefore, these collars are recorded at fair value as either an asset or liability on the balance sheet. Any changes in fair value are recorded in the period of the change as unrealized gains or losses on fuel hedging instruments. A hypothetical 10% decrease in expected diesel fuel prices would result in a loss of $0.1 million and a 10% hypothetical increase in expected diesel fuel prices would result in a gain of $0.4 million for these derivative instruments.

Our fuel purchases occur at market prices. Using published market price projections for diesel and estimates of fuel consumption, a 10% hypothetical increase in diesel prices from the market price would result in a potential increase of approximately $4.6 million in fuel costs included in Operating expenses. As discussed above, this increase in fuel costs would be partially offset by fuel surcharges passed through to our customers.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) under the Exchange Act), that occurred during the fiscal quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to various allegations, claims, and legal actions arising in the ordinary course of business.

While it is impossible to determine with certainty the ultimate outcome of any of these proceedings, lawsuits, and claims, management believes that adequate provisions have been made or insurance secured for all currently pending proceedings so that the ultimate outcomes will not have a material adverse effect on our financial position. During the three months ended December 31, 2016, there were no material changes to legal proceedings discussed in the Company’s Form 10-K for the fiscal year ended July 2, 2016 and the Company’s Form 10-Q for the fiscal quarter ended October 1, 2016, except as it relates to the matters discussed below.

Laumea v. Performance Food Group, Inc. The court entered a final order approving the Stipulation for Settlement and Release of Class Action Claims on December 16, 2016. The final order will take effect after the expiration of a sixty-day appeal period. The parties do not expect an appeal will be filed.

Vengris v. Performance Food Group, Inc. We reached an agreement with Mr. Vengris to settle his individual claims and the court dismissed the lawsuit with prejudice on January 5, 2017.

Item 1A.	Risk Factors

There have been no material changes to our principal risks that we believe are material to our business, results of operations, and financial condition from the risk factors previously disclosed in the Company’s Form 10-K for the fiscal year ended July 2, 2016, which is accessible on the SEC’s website at www.sec.gov.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information relating to our purchases of the Company’s common stock during the second quarter of fiscal 2017.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 2, 2016 – October 29, 2016	3,549	$24.70	—	—
October 30, 2016 – November 26, 2016	—	—	—	—
November 27, 2016 – December 31, 2016	—	—	—	—
Total	3,549	$24.70	—	—

(1)	During the second quarter of fiscal 2017, the Company purchased 3,549 shares of the Company’s common stock in transactions unrelated to a publicly announced plan or program. These transactions consisted of acquisitions of shares of the Company’s common stock via share withholding for option cost and payroll tax obligations due from employees and former employees in connection with the delivery of shares of the Company’s common stock under our incentive plans.

Item 3:	Defaults Upon Senior Securities

None

Item 4:	Mine Safety Disclosures

Not applicable

Item 5:	Other Information

None

Item 6:	Exhibits

See the Exhibit Index immediately following the signature page hereto, which Exhibit Index is incorporated by reference as if fully set forth herein.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PERFORMANCE FOOD GROUP COMPANY (Registrant)

Dated: February 8, 2017	By:	/s/ Thomas G. Ondrof
	Name:	Thomas G. Ondrof
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)

EXHIBIT INDEX

Exhibit No.	Description

4.1	Supplemental Indenture, dated as of December 13, 2016, among T.F. Kinnealey & Co., Inc., Larry Kline Wholesale Meats and Provisions, Inc. and U.S. Bank, National Association, as trustee, relating to the Company’s 5.50% Senior Notes due 2024.

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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