Form 10-Q
period 2017-04-01
Performance Food Group Co
filed 2017-05-10
CIK 1618673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☒ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Emerging Growth Company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a)of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

103,740,274 shares of common stock were outstanding as of May 3, 2017.

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

There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. Such risks, uncertainties and other important factors that could cause actual results to differ include, among others, the risks, uncertainties and factors set forth under Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the fiscal year ended July 2, 2016 (the “Form 10-K”), as such risk factors may be updated from time to time in our periodic filings with the SEC, and are accessible on the SEC’s website at www.sec.gov, and also include the following:

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

Part I – FINANCIAL INFORMATION

Item 1.	Financial Statements

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

($ in millions, except share and per share data)	As of April 1, 2017	As of July 2, 2016
ASSETS
Current assets:
Cash	$7.6	$10.9
Accounts receivable, less allowances of $21.3 and $16.3	1,038.0	968.2
Inventories, net	1,000.2	919.7
Prepaid expenses and other current assets	34.7	40.1

Total current assets	2,080.5	1,938.9
Goodwill	704.1	674.0
Other intangible assets, net	184.4	149.3
Property, plant and equipment, net	721.6	637.0
Restricted cash	12.9	12.9
Other assets	42.8	43.3

Total assets	$3,746.3	$3,455.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Outstanding checks in excess of deposits	$213.8	$159.6
Trade accounts payable	920.7	918.0
Accrued expenses	227.9	231.4
Long-term debt—current installments	5.7	—
Capital and finance lease obligations—current installments	6.1	2.4
Derivative liabilities	0.9	5.3

Total current liabilities	1,375.1	1,316.7
Long-term debt	1,257.7	1,111.6
Deferred income tax liability, net	82.8	81.1
Capital and finance lease obligations, excluding current installments	44.8	31.5
Other long-term liabilities	105.2	111.7

Total liabilities	2,865.6	2,652.6

Commitments and contingencies (Note 9)
Shareholders’ equity:
Common Stock
Common Stock: $0.01 par value per share, 1,000,000,000 shares authorized, 100,332,671 shares issued and outstanding as of April 1, 2017; 1,000,000,000 shares authorized, 99,901,288 shares issued and outstanding as of July 2, 2016	1.0	1.0
Additional paid-in capital	850.7	836.8
Accumulated other comprehensive income (loss), net of tax (expense) benefit of ($1.8) and $3.6	2.8	(5.8)
Accumulated earnings (deficit)	26.2	(29.2)

Total shareholders’ equity	880.7	802.8

Total liabilities and shareholders’ equity	$3,746.3	$3,455.4

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

($ in millions, except share and per share data)	Three months ended April 1, 2017	Three months ended March 26, 2016	Nine months ended April 1, 2017	Nine months ended March 26, 2016
Net sales	$4,235.0	$3,909.1	$12,332.9	$11,731.9
Cost of goods sold	3,713.6	3,428.3	10,783.0	10,283.2

Gross profit	521.4	480.8	1,549.9	1,448.7
Operating expenses	474.7	443.2	1,420.3	1,313.3

Operating profit	46.7	37.6	129.6	135.4

Other expense, net:
Interest expense	14.0	21.6	40.5	65.9
Other, net	(0.2)	0.5	(1.5)	3.7

Other expense, net	13.8	22.1	39.0	69.6

Income before taxes	32.9	15.5	90.6	65.8
Income tax expense	12.1	6.1	34.7	26.7

Net income	$20.8	$9.4	$55.9	$39.1

Weighted-average common shares outstanding:
Basic	100,277,231	99,698,267	100,113,440	95,230,548
Diluted	102,805,722	101,360,286	102,753,916	96,750,311
Earnings per common share:
Basic	$0.21	$0.09	$0.56	$0.41
Diluted	$0.20	$0.09	$0.54	$0.40

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

($ in millions)	Three months ended April 1, 2017	Three months ended March 26, 2016	Nine months ended April 1, 2017	Nine months ended March 26, 2016
Net income	$20.8	$9.4	$55.9	$39.1
Other comprehensive income (loss), net of tax:
Interest rate swaps:
Change in fair value, net of tax	0.5	(1.4)	6.5	(2.9)
Reclassification adjustment, net of tax	0.6	1.1	2.1	3.4

Other comprehensive income (loss)	1.1	(0.3)	8.6	0.5

Total comprehensive income	$21.9	$9.1	$64.5	$39.6

See accompanying notes, which are an integral part of these unaudited consolidated financial statements

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

($ in millions, except share data)	Common Stock						Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated (Deficit) Earnings	Total Shareholders’ Equity
	Class A		Class B		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of June 27, 2015	86,860,562	$0.9	18,388	$—	—	$—	$594.1	$(4.5)	$(97.5)	$493.0
Issuance of common stock under 2007 Option Plan	—	—	9,700	—	—	—	0.1	—	—	0.1
Repurchase of incremental shares of common stock	(31)	—	(2)	—	—	—	—	—	—	—
Reclassification of Class A and Class B common stock into a single class	(86,860,531)	(0.9)	(28,086)	—	86,888,617	0.9	—	—	—	—
Issuance of common stock in initial public offering, net of underwriter commissions and offering costs	—	—	—	—	12,777,325	0.1	223.5	—	—	223.6
Issuance of common stock under stock-based compensation plans	—	—	—	—	65,377	—	(0.8)	—	—	(0.8)
Tax benefit from exercise of stock options	—	—	—	—	—	—	0.7	—	—	0.7
Net income	—	—	—	—	—	—	—	—	39.1	39.1
Interest rate swaps	—	—	—	—	—	—	—	0.5	—	0.5
Stock-based compensation expense	—	—	—	—	—	—	13.6	—	—	13.6

Balance as of March 26, 2016	—	$—	—	$—	99,731,319	$1.0	$831.2	$(4.0)	$(58.4)	$769.8

Balance as of July 2, 2016	—	$—	—	$—	99,901,288	$1.0	$836.8	$(5.8)	$(29.2)	$802.8
Issuance of common stock under stock-based compensation plans	—	—	—	—	431,383	—	0.9	—	—	0.9
Net income	—	—	—	—	—	—	—	—	55.9	55.9
Interest rate swaps	—	—	—	—	—	—	—	8.6	—	8.6
Stock-based compensation expense	—	—	—	—	—	—	12.1	—	—	12.1
Change in accounting principle (1)	—	—	—	—	—	—	0.9	—	(0.5)	0.4

Balance as of April 1, 2017	—	$—	—	$—	100,332,671	$1.0	$850.7	$2.8	$26.2	$880.7

(1)	As of the beginning of fiscal 2017, the Company elected to early adopt the provisions of ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The Company has made a policy election to account for forfeitures as they occur and recorded a cumulative-effect adjustment to Accumulated Deficit as of the date of adoption. Refer to Note 3. Recently Issued Accounting Pronouncements for further discussion of the adoption of ASU 2016-09.

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

($ in millions)	Nine months ended April 1, 2017	Nine months ended March 26, 2016
Cash flows from operating activities:
Net income	$55.9	$39.1
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	66.6	58.3
Amortization of intangible assets	26.0	27.9
Amortization of deferred financing costs and other	3.3	17.8
Provision for losses on accounts receivables	8.4	8.0
Expense related to modification of debt	0.1	—
Stock compensation expense	12.1	13.6
Deferred income tax benefit	(3.4)	(1.4)
Change in fair value of derivative assets and liabilities	(1.7)	0.5
Other	(0.7)	1.2
Changes in operating assets and liabilities, net
Accounts receivable	(53.8)	(12.1)
Inventories	(57.7)	(8.3)
Prepaid expenses and other assets	14.3	(17.4)
Trade accounts payable	(3.3)	29.7
Outstanding checks in excess of deposits	54.1	(25.0)
Accrued expenses and other liabilities	(18.2)	(13.5)

Net cash provided by operating activities	102.0	118.4

Cash flows from investing activities:
Purchases of property, plant and equipment	(106.6)	(68.0)
Net cash paid for acquisitions	(144.9)	(40.2)
Proceeds from sale of property, plant and equipment	0.7	0.7

Net cash used in investing activities	(250.8)	(107.5)

Cash flows from financing activities:
Net borrowings under ABL Facility	151.0	201.2
Payments on Term Facility	—	(428.6)
Payments on financed property, plant and equipment	(1.0)	—
Net proceeds from initial public offering	—	226.4
Cash paid for debt issuance, extinguishment and modifications	(0.2)	(5.6)
Cash paid for acquisitions	(1.3)	—
Payments under capital and finance lease obligations	(3.9)	(2.8)
Tax benefit from exercise of equity awards	—	0.7
Cash paid for shares withheld to cover taxes	(1.2)	(0.8)
Proceeds from exercise of stock options	2.1	0.1

Net cash provided by (used in) financing activities	145.5	(9.4)

Net (decrease) increase in cash	(3.3)	1.5
Cash, beginning of period	10.9	9.2

Cash, end of period	$7.6	$10.7

Supplemental disclosures of non-cash transactions are as follows:

(In millions)	Nine months ended April 1, 2017	Nine months ended March 26, 2016
Purchases of property, plant and equipment, financed	$—	$1.0
Disposal of property, plant and equipment under sale-leaseback transaction	3.2	—
Debt assumed through new capital lease obligations	22.8	0.1

Supplemental disclosures of cash flow information are as follows:

(In millions)	Nine months ended April 1, 2017	Nine months ended March 26, 2016
Cash paid during the year for:
Interest	$30.7	$54.0
Income taxes, net of refunds	26.9	39.1

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

The Company used the net offering proceeds to us, after deducting the underwriting discount and our direct offering expenses, to repay $223.0 million aggregate principal amount of indebtedness under a Credit Agreement providing for a term loan facility. We used the remainder of the net proceeds for general corporate purposes.

Secondary Offerings

In November 2016, January 2017 and February 2017, certain selling stockholders sold an aggregate of 33,500,000 shares of the Company’s common stock in transactions registered under the Securities Act. The Company did not receive any proceeds from these sales. As a result of these sales, The Blackstone Group L.P’s (“Blackstone”) ownership percentage was reduced from 45.4% as of July 2, 2016 to approximately 13.5%.

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

3.	Recently Issued Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The Update includes provisions intended to simplify several aspects of how share-based payments are accounted for and presented in the financial statements. Such provisions include recognizing income tax effects of awards in the income statement when the awards vest or are settled, allowing an employer to withhold shares in an amount up to the employee’s maximum individual tax rate without resulting in liability classification of the award, allowing entities to make a policy election to account for forfeitures as they occur, and changes to the classification of tax-related cash flows resulting from share-based payments and cash payments made to taxing authorities on the employee’s behalf on the statement of cash flows. The amendments to this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company elected to early adopt ASU 2016-09 as of the beginning of fiscal 2017. During the three and nine months ended April 1, 2017, excess tax benefits of $1.0 million and $1.9 million, respectively, related to exercised and vested share-based compensation awards were recorded within income tax expense in the consolidated statement of operations and presented as cash flows from operating activities within the consolidated statement of cash flows. The Company has made a policy election to account for forfeitures as they occur. The cumulative-effect adjustment to retained earnings as of the date of adoption was $0.5 million, after-tax. Additionally, cash payments of $1.2 million and $0.8 million to tax authorities in connection with shares withheld to meet statutory withholding requirements are presented as a financing activity in the consolidated statement of cash flows for the nine months ended April 1, 2017 and March 26, 2016, respectively.

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

Companies may use either a full retrospective or modified retrospective approach for adoption of Topic 606. Topic 606, as amended by ASU 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date, is effective for public entities for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company plans to implement the new standard using the modified retrospective approach. The Company has completed an inventory of its revenue streams and is in the process of reviewing customer contracts to determine the impact, if any, the new standard will have on its consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. This ASU requires an entity to measure most inventory at the lower of cost and net realizable value. When evidence exists that the net realizable value of inventory is lower than its cost, the difference shall be recognized as a loss in earnings in the period in which it occurs. The ASU is effective for public companies prospectively for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company has completed its evaluation of the ASU and concluded that it will not have a material impact on its financial statements at the date of adoption.

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

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This ASU clarifies the definition of a business in order to assist companies in the evaluation of whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The amended guidance also removes the existing evaluation of a market participant’s ability to replace missing elements and narrows the definition of output to achieve consistency with other topics. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years and should be applied on a prospective basis. Early adoption is permitted. Adoption of this ASU is not expected to have a material impact on the Company’s financial statements at the date of adoption.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The ASU eliminates Step 2 of the goodwill impairment test, which is performed by estimating the fair value of individual assets and liabilities of the reporting unit to calculate the implied fair value of goodwill. Instead, an entity will record a goodwill impairment charge based on the excess of a reporting unit’s carrying value over its estimated fair value, not to exceed the carrying amount of goodwill. The ASU is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019 and should be applied prospectively. Early adoption is permitted. Adoption of this ASU is not expected to have a material impact on the Company’s financial statements at the date of adoption.

4.	Business Combinations

During the first nine months of fiscal 2017, the Company paid cash of $145.5 million for six acquisitions. During the first nine months of fiscal 2016, the Company paid cash of $40.2 million for two acquisitions. These acquisitions did not materially affect the Company’s results of operations.

The following table summarizes the purchase price allocation for each major class of assets acquired and liabilities assumed for the fiscal 2017 acquisitions. The assets acquired and liabilities assumed in fiscal 2016 were not material to the Company’s consolidated balance sheet.

(In millions)	Fiscal 2017
Net working capital	$25.1
Goodwill	30.5
Other intangible assets	63.4
Property, plant and equipment	30.1
Other long-term liabilities	(3.6)

Total purchase price	$145.5

The goodwill is a result of expected synergies from combined operations of the acquisitions and the Company. The following table presents the changes in the carrying amount of goodwill:

(In millions)	Performance Foodservice	PFG Customized	Vistar	Corporate and Other	Total
Balance as of July 2, 2016	$405.3	$166.5	$63.0	$39.2	$674.0
Acquisitions - current year	8.4	—	2.3	19.8	30.5
Adjustment related to prior year acquisitions	—	—	(0.4)	—	(0.4)

Balance as of April 1, 2017	$413.7	$166.5	$64.9	$59.0	$704.1

The adjustment related to prior year acquisitions is the result of a net working capital adjustment.

On May 4, 2017, the Company paid $50.0 million for an acquisition. The Company is in the process of determining the fair values of the assets acquired and liabilities assumed.

5.	Debt

The Company is a holding company and conducts its operations through its subsidiaries, which have incurred or guaranteed indebtedness as described below.

Debt consisted of the following:

(In millions)	As of April 1, 2017	As of July 2, 2016
ABL Facility	$916.0	$765.0
5.500% Notes due 2024	350.0	350.0
Promissory Note	6.0	6.0
Less: Original issue discount and deferred financing costs	(8.6)	(9.4)

Long-term debt	1,263.4	1,111.6
Capital and finance lease obligations	50.9	33.9

Total debt	1,314.3	1,145.5
Less: current installments	(11.8)	(2.4)

Total debt, excluding current installments	$1,302.5	$1,143.1

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

The following table summarizes outstanding borrowings, availability, and the average interest rate under the ABL Facility:

(Dollars in millions)	As of April 1, 2017	As of July 2, 2016
Aggregate borrowings	$916.0	$765.0
Letters of credit	106.1	97.7
Excess availability, net of lenders’ reserves of $10.3 and $20.9	577.9	725.5
Average interest rate	2.37%	1.87%

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

As of April 1, 2017, the outstanding aggregate principal amount of Notes was $350.0 million with unamortized original issue discount of $0.7 million and unamortized deferred financing costs of $7.6 million. For the three and nine-month periods ended April 1, 2017, interest expense included $0.3 million and $0.7 million, respectively, related to the amortization of original interest discount and deferred financing costs.

The ABL Facility and the indenture governing the Notes contain customary restrictive covenants under which all of the net assets of PFGC and its subsidiaries were restricted from distribution to Performance Food Group Company, except for approximately $260.0 million of restricted payment capacity available under such debt agreements, as of April 1, 2017.

Unsecured Subordinated Promissory Note

In connection with an acquisition, Performance Food Group, Inc. issued a $6.0 million interest only, unsecured subordinated promissory note on December 21, 2012, bearing an interest rate of 3.5%. Interest is payable quarterly in arrears. The $6.0 million principal is due in a lump sum in December 2017. All amounts outstanding under this promissory note become immediately due and payable upon the occurrence of a change in control of the Company or PFGC, which includes the sale, lease, or transfer of all or substantially all of the assets of PFGC. This promissory note was initially recorded at its fair value of $4.2 million. The difference between the principal and the initial fair value of the promissory note is being amortized as additional interest expense on a straight-line basis over the life of the promissory note, which approximates the effective yield method. For the third quarter of fiscal 2017 and 2016, interest expense included $0.1 million related to this amortization. For the first nine months of fiscal 2017 and 2016, interest expense included $0.3 million related to this amortization. As of April 1, 2017, the carrying value of the promissory note was $5.7 million.

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

As of April 1, 2017, Performance Food Group, Inc. had nine interest rate swaps with a combined $850 million notional amount. The following table summarizes the outstanding Swap Agreements as of April 1, 2017 (in millions):

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

The tables below present the effect of the interest rate swaps designated as hedging relationships on the consolidated statement of operations for the three and nine-month periods ended April 1, 2017 and March 26, 2016:

(in millions)	Three months ended April 1, 2017	Three months ended March 26, 2016	Nine months ended April 1, 2017	Nine months ended March 26, 2016
Amount of (gain) loss recognized in OCI, pre-tax	$(0.8)	$2.3	$(10.6)	$4.8
Tax expense (benefit)	0.3	(0.9)	4.1	(1.9)

Amount of (gain) loss recognized in OCI, after-tax	$(0.5)	$1.4	$(6.5)	$2.9

Amount of (loss) gain reclassified from OCI into interest expense, pre-tax	$(1.0)	$(1.7)	$(3.4)	$(5.6)
Tax benefit	0.4	0.6	1.3	2.2

Amount of (loss) gain reclassified from OCI into interest expense, after-tax	$(0.6)	$(1.1)	$(2.1)	$(3.4)

As interest payments are made on the Company’s variable rate debt, amounts are reclassified from Accumulated other comprehensive income to Interest expense. The Company recorded no ineffectiveness on interest rate swaps during the three months ended April 1, 2017. The Company recorded a gain of $1.4 million related to ineffectiveness on interest rate swaps during the nine months ended April 1, 2017. The Company recorded no ineffectiveness on interest rate swaps during the three and nine-month periods ended March 26, 2016. During the twelve months ending March 31, 2018, the Company estimates that an additional $0.8 million will be reclassified to interest expense.

Hedges of Forecasted Diesel Fuel Purchases

From time to time, Performance Food Group, Inc. enters into costless collar arrangements to manage its exposure to variability in cash flows expected to be paid for its forecasted purchases of diesel fuel. As of April 1, 2017, Performance Food Group, Inc. was a party to five such arrangements, with an aggregate 7.5 million gallon original notional amount, of which an aggregate 5.25 million gallon notional amount was remaining. The remaining 5.25 million gallon forecasted purchases of diesel fuel are expected to be made between April 1, 2017 and December 31, 2017.

Subsequent to April 1, 2017, the Company entered into an additional costless collar arrangement with a 1.5 million gallon notional amount. The additional 1.5 million gallon forecasted purchases of diesel fuel are expected to be made between July 1, 2017 and December 31, 2017.

The fuel collar instruments do not qualify for hedge accounting. Accordingly, the derivative instruments are recorded as an asset or liability on the balance sheet at fair value and any changes in fair value are recorded in the period of change as unrealized gains or losses on fuel hedging instruments and included in Other, net in the accompanying consolidated statement of operations. The Company recorded $0.1 million in unrealized losses and no expense for cash settlements related to these fuel collars for the three-month period ended April 1, 2017, compared to $0.9 million in unrealized gains and $1.5 million in expense for cash settlements related to these fuel collars for the three-month period ended March 26, 2016. The Company recorded $0.3 million in unrealized gains and $0.2 million in expense for cash settlements related to these fuel collars for the nine-month period ended April 1, 2017, compared to $0.5 million in unrealized losses and $3.4 million in expense for cash settlements related to these fuel collars for the nine-month period ended March 26, 2016.

The Company does not currently have a payable or receivable related to cash collateral for its derivatives, and therefore it has not established an accounting policy for offsetting the fair value of its derivatives against such balances. The table below presents the fair value of the derivative financial instruments as well as their classification on the balance sheet as of April 1, 2017 and July 2, 2016:

(in millions)	Balance Sheet Location	Fair Value as of April 1, 2017	Fair Value as of July 2, 2016
Assets
Derivatives designated as hedges:
Interest rate swaps	Prepaid expenses and other current assets	$0.2	$—
Interest rate swaps	Other assets	6.4	—
Derivatives not designated as hedges:
Diesel fuel collars	Prepaid expenses and other current assets	—	$0.1

Total assets		$6.6	0.1

Liabilities
Derivatives designated as hedges:
Interest rate swaps	Current derivative liabilities	$0.9	$4.9
Interest rate swaps	Other long-term liabilities	—	4.9
Derivatives not designated as hedges:
Diesel fuel collars	Current derivative liabilities	—	0.4

Total liabilities		$0.9	$10.2

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

The Company has elected to present the derivative assets and derivative liabilities on the balance sheet on a gross basis for periods ended April 1, 2017 and July 2, 2016. The tables below present the derivative assets and liability balance, before and after the effects of offsetting, as of April 1, 2017 and July 2, 2016:

	April 1, 2017			July 2, 2016
(In millions)	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amounts	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amounts
Total asset derivatives:	$6.6	$(0.2)	$6.4	$0.1	$0.1	$—
Total liability derivatives:	0.9	(0.2)	0.7	10.2	0.1	10.1

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

There have been no transfers between levels in the hierarchy from July 2, 2016 to April 1, 2017.

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that provide that if the Company either defaults or is capable of being declared in default on any of its indebtedness, the Company can also be declared in default on its derivative obligations.

As of April 1, 2017, the aggregate fair value amount of derivative instruments in a net liability position that contain contingent features was $0.7 million. As of April 1, 2017, the Company has not been required to post any collateral related to these agreements. If the Company breached any of these provisions, it would be required to settle its obligations under the agreements at their termination value of $0.7 million.

7.	Fair Value of Financial Instruments

The carrying values of cash, accounts receivable, outstanding checks in excess of deposits, trade accounts payable, and accrued expenses approximate their fair values because of the relatively short maturities of those instruments. The derivative assets and liabilities are recorded at fair value on the balance sheet. The fair value of long-term debt, which has a carrying value of $1,263.4 million and $1,111.6 million, is $1,274.5 million and $1,127.9 million at April 1, 2017 and July 2, 2016, respectively, and is determined by reviewing current market pricing related to comparable debt issued at the time of the balance sheet date, and is considered a Level 2 measurement.

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

The Company’s effective tax rate was 36.8% for the three months ended April 1, 2017 and 39.4% for the three months ended March 26, 2016. The Company’s effective tax rate was 38.3% for the nine months ended April 1, 2017 and 40.6% for the nine months ended March 26, 2016. For both the three and nine month periods, the effective tax rate varied from the 35% statutory rate primarily due to state taxes, federal credits and other permanent items. The Company adopted ASU 2016-09 Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, effective July 3, 2016. The excess tax benefit of exercised and vested stock awards is treated as a discrete item in the three and nine month periods ended April 1, 2017.

As of April 1, 2017 and July 2, 2016, the Company had net deferred tax assets of $39.5 million and $44.6 million, respectively, and deferred tax liabilities of $122.3 million and $125.7 million, respectively. The Company believes that it is more likely than not that the remaining deferred tax assets will be realized.

The Company records a liability for Uncertain Tax Positions in accordance with FASB ASC 740-10-25, Income Taxes – General - Recognition. As of April 1, 2017 and July 2, 2016, the Company had approximately $0.6 million and $0.4 million of unrecognized tax benefits, respectively. It is reasonably possible that a decrease of approximately $0.2 million in the balance of unrecognized tax benefits may occur within the next twelve months because of statute of limitations expirations, that, if recognized, would affect the effective tax rate.

9.	Commitments and Contingencies

Purchase Obligations

The Company had outstanding contracts and purchase orders for capital projects and services totaling $21.4 million at April 1, 2017. Amounts due under these contracts were not included on the Company’s consolidated balance sheet as of April 1, 2017.

Withdrawn Multiemployer Pension Plans

Until May 2013, Performance Food Group, Inc. participated in the Central States Southeast and Southwest Areas Pension Fund (“Central States Pension Fund”), a multiemployer pension plan administered by the Teamsters Union, pursuant to which Performance Food Group, Inc. was required to make contributions on behalf of certain union employees. The Central States Pension Fund is underfunded and is in critical status as determined by the Pension Benefit Guaranty Corporation. In connection with a renegotiation of the collective bargaining agreement that had previously required the Company’s participation in the Central States Pension Fund, the Company negotiated the termination of its participation in the Central States Pension Fund and the Company has withdrawn. The Company estimated the total withdrawal liability to be $6.9 million. The Company has made total payments for voluntary withdrawal of this plan in the amount of $1.4 million. As of April 1, 2017, the estimated outstanding withdrawal liability totaled $5.5 million.

Guarantees

Subsidiaries of the Company have entered into numerous operating leases, including leases of buildings, equipment, tractors, and trailers. Certain of the leases for tractors, trailers, and other vehicles and equipment, provide for residual value guarantees to the lessors. Circumstances that would require the subsidiary to perform under the guarantees include either (1) default on the leases with the leased assets being sold for less than the specified residual values in the lease agreements, or (2) decisions not to purchase the assets at the end of the lease terms combined with the sale of the assets, with sales proceeds less than the residual value of the leased assets specified in the lease agreements. Residual value guarantees under these operating lease agreements typically range between 7% and 20% of the value of the leased assets at inception of the lease. These leases have original terms ranging from 4 to 8 years and expiration dates ranging from 2017 to 2024. As of April 1, 2017, the undiscounted maximum amount of potential future payments for lease guarantees totaled approximately $26.4 million, which would be mitigated by the fair value of the leased assets at lease expiration. The assessment as to whether it is probable that subsidiaries of the Company will be required to make payments under the terms of the guarantees is based upon their actual and expected loss experience. Consistent with the requirements of FASB ASC 460-10-50, Guarantees-Overall-Disclosure, the Company has recorded $0.2 million of the potential future guarantee payments on its consolidated balance sheet as of April 1, 2017.

The Company participates in a purchasing alliance that was formed to obtain better pricing, to expand product options, to reduce internal costs, and to achieve greater inventory turnover. The Company may enter into agreements to guarantee a portion of the trade payables for such purchasing alliance to their various suppliers as an inducement for these suppliers to extend additional trade credit to the purchasing alliance. In the event of default by the purchasing alliance of their respective trade payables obligations, these suppliers may proceed directly against the Company to collect their trade payables. As of April 1, 2017, the Company had not entered into any such agreements.

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

U.S. Equal Employment Opportunity Commission Lawsuit. In March 2009, the Baltimore Equal Employment Opportunity Commission, or the “EEOC,” Field Office served us with company-wide (excluding, however, our Vistar and Roma Foodservice operations) subpoenas relating to alleged violations of the Equal Pay Act and Title VII of the Civil Rights Act, seeking certain information from January 1, 2004 to a specified date in the first fiscal quarter of 2009. In August 2009, the EEOC moved to enforce the subpoenas in federal court in Maryland, and we opposed the motion. In February 2010, the court ruled that the subpoena related to the Equal Pay Act investigation was enforceable company-wide but on a narrower scope of data than the original subpoena sought (the court ruled that the subpoena was applicable to the transportation, logistics, and warehouse functions of our broadline distribution centers only and not to our PFG Customized distribution centers). We cooperated with the EEOC on the production of information. In

September 2011, the EEOC notified us that the EEOC was terminating the investigation into alleged violations of the Equal Pay Act. In determinations issued in September 2012 by the EEOC with respect to the charges on which the EEOC had based its company-wide investigation, the EEOC concluded that we engaged in a pattern of denying hiring and promotion to a class of female applicants and employees into certain positions within the transportation, logistics, and warehouse functions within our broadline division. In June 2013, the EEOC filed suit in federal court in Baltimore against us. The litigation concerns two issues: (1) whether we unlawfully engaged in an ongoing pattern and practice of failing to hire female applicants into operations positions; and (2) whether we unlawfully failed to promote one of the three individuals who filed charges with the EEOC because of her being female. The EEOC seeks the following relief in the lawsuit: (1) to permanently enjoin us from denying employment to female applicants because of their sex and denying promotions to female employees because of their sex; (2) a court order mandating that we institute and carry out policies, procedures, practices and programs which provide equal employment opportunities for females; (3) back pay with prejudgment interest and compensatory damages for a former female employee and an alleged class of aggrieved female applicants; (4) punitive damages; and (5) costs. The court bifurcated the litigation into two phases. In the first phase, the jury will decide whether we engaged in a gender-based pattern and practice of discrimination and the individual claims of one former employee. If the EEOC prevails on all counts in the first phase, no monetary relief would be awarded, except for the single individual’s claims, which would be immaterial. The remaining individual claims would then be tried in the second phase. At this stage in the proceedings, the Company cannot estimate either the number of individual trials that could occur in the second phase of the litigation or the value of those claims. For these reasons, we are unable to estimate any potential loss or range of loss in the event of an adverse finding in the first and second phases of the litigation. The parties are engaged in discovery. We intend to vigorously defend ourselves.

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

On October 4, 2016, we engaged in mediation with the plaintiffs, and on October 25, 2016, we indicated our non-binding agreement to settle the lawsuit on the basis of a settlement fund of $2.3 million, subject to negotiation of a mutually agreeable settlement agreement. On February 1, 2017, the parties filed a motion for preliminary approval of the settlement stipulation with the Court, and a hearing on that motion occurred on March 1, 2017, during which the court requested additional pleadings from the parties and continued the motion for preliminary approval until such pleadings have been filed. As of April 1, 2017 the Company has accrued $2.3 million for this settlement.

Laumea v. Performance Food Group, Inc. The court entered a final order approving the Stipulation for Settlement and Release of Class Action Claims on December 16, 2016. The final order took effect February 15, 2017, and we funded the $1.4 million settlement on February 23, 2017, thereby ending the litigation.

Sales Tax Liabilities

The Company’s sales and use tax filings are subject to customary audits by authorities in the jurisdictions where it conducts business in the United States, which may result in assessments of additional taxes.

10.	Related-Party Transactions

Transaction and Advisory Fee Agreement

The Company is a party to an advisory fee agreement pursuant to which affiliates of Blackstone and affiliates of Wellspring Capital Management (“Wellspring”) provide management certain strategic and structuring advice and certain monitoring, advising, and consulting services to the Company. The advisory fee agreement provides for the payment by the Company of an annual advisory fee and the reimbursement of out of pocket expenses. The annual advisory fee is the greater of $2.5 million or 1.5% of the Company’s consolidated EBITDA (as defined in the advisory fee agreement) for the immediately preceding fiscal year. The payments made under this agreement, which includes reimbursable expenses incurred by Blackstone and Wellspring, totaled less than $0.1 million for the three-month periods ended April 1, 2017 and March 26, 2016 and $5.6 million and $5.0 million, for the nine-month periods ended April 1, 2017 and March 26, 2016, respectively.

Under its terms, this agreement will terminate no later than the second anniversary of the closing date of the IPO, which was October 6, 2015.

Other

The Company does business with certain other affiliates of Blackstone. In the three-month period ended April 1, 2017, the Company recorded sales of $10.3 million to certain of these affiliate companies compared to sales of $6.8 million for the three-month period ended March 26, 2016. In the three-month period ended April 1, 2017, the Company recorded purchases from certain of these affiliate companies of $2.2 million. In the three-month period ended March 26, 2016, the Company recorded no purchases from affiliate companies. In the nine-month period ended April 1, 2017, the Company recorded sales of $35.1 million to certain of these affiliate companies compared to sales of $26.0 million for the nine-month period ended March 26, 2016. In the nine-month period ended April 1, 2017, the Company recorded purchases from certain of these affiliate companies of $8.5 million. In the nine-month period ended March 26, 2016, the Company recorded no purchases from affiliate companies. The Company does not conduct a material amount of business with affiliates of Wellspring Capital Management.

The Company participates in a group purchasing organization for the purchase of certain products and services from third-party vendors. In connection with purchases by its participants (including the Company), the purchasing organization receives a commission from the vendors in respect of such purchases. Blackstone has entered into a separate agreement with the purchasing organization whereby Blackstone receives a portion of the gross fees vendors pay to the purchasing organization based on the volume of purchases made by the Company. Our purchases through the purchasing organization were $9.1 million and $7.2 million for the three-month periods ended April 1, 2017 and March 26, 2016, respectively, and $23.6 million and $21.0 million for the nine-month periods ended April 1, 2017 and March 26, 2016, respectively.

The Company participates in and has an equity method investment in a purchasing alliance that was formed to obtain better pricing, to expand product options, to reduce internal costs, and to achieve greater inventory turnover. The Company’s investment in the purchasing alliance was $4.3 million as of April 1, 2017 and $3.1 million as of July 2, 2016. During the three-month periods ended April 1, 2017 and March 26, 2016, the Company recorded purchases of $193.8 million and $169.3 million, respectively, through the purchasing alliance. During the nine-month periods ended April 1, 2017 and March 26, 2016, the Company recorded purchases of $580.8 million and $330.2 million, respectively, through the purchasing alliance.

11.	Earnings Per Share

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is calculated using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. In computing diluted EPS, the average closing stock price for the period is used in determining the number of shares assumed to be purchased with the proceeds from the exercise of stock options under the treasury stock method. Potential common shares of 753,337 and 1,143,048 for the three and nine months ended April 1, 2017, respectively, were not included in computing diluted earnings per share because the effect would have been antidilutive.

For the three-month and nine-month periods ended April 1, 2017 and March 26, 2016, a reconciliation of the numerators and denominators for the basic and diluted EPS computations is as follows:

($ in millions, except share and per share amounts)	Three months ended April 1, 2017	Three months ended March 26, 2016	Nine months ended April 1, 2017	Nine months ended March 26, 2016

Numerator:
Net income	$20.8	$9.4	$55.9	$39.1

Denominator:
Weighted-average common shares outstanding	100,277,231	99,698,267	100,113,440	95,230,548
Dilutive effect of share-based awards	2,528,491	1,662,019	2,640,476	1,519,763

Weighted-average dilutive shares outstanding	102,805,722	101,360,286	102,753,916	96,750,311

Basic earnings per share	$0.21	$0.09	$0.56	$0.41

Diluted earnings per share	$0.20	$0.09	$0.54	$0.40

12.	Segment Information

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

(In millions)	Performance Foodservice	PFG Customized	Vistar	Corporate & All Other	Eliminations	Consolidated
For the three months ended April 1, 2017
Net external sales	$2,405.6	$1,036.2	$749.8	$43.4	$—	$4,235.0
Inter-segment sales	2.6	0.1	0.7	56.0	(59.4)	0

Total sales	2,408.2	1,036.3	750.5	99.4	(59.4)	4,235.0
EBITDA	68.1	10.3	29.3	(28.1)	—	79.6
Depreciation and amortization	15.0	3.6	6.7	7.4	—	32.7
Capital expenditures	18.5	2.4	1.8	4.0	—	26.7

For the three months ended March 26, 2016
Net external sales	$2,296.7	$957.7	$650.6	$4.1	$—	$3,909.1
Inter-segment sales	2.0	0.2	0.6	49.0	(51.8)	—

Total sales	2,298.7	957.9	651.2	53.1	(51.8)	3,909.1
EBITDA	63.0	9.7	26.7	(32.9)	—	66.5
Depreciation and amortization	15.6	4.0	4.3	5.5	—	29.4
Capital expenditures	12.0	2.8	3.7	6.6	—	25.1

(In millions)	Performance Foodservice	PFG Customized	Vistar	Corporate & All Other	Eliminations	Consolidated
For the nine months ended April 1, 2017
Net external sales	$7,197.1	$2,836.3	$2,228.0	$71.5	$—	$12,332.9
Inter-segment sales	5.7	0.8	1.9	164.7	(173.1)	0

Total sales	7,202.8	2,837.1	2,229.9	236.2	(173.1)	12,332.9
EBITDA	218.8	20.9	85.6	(101.6)	—	223.7
Depreciation and amortization	42.1	12.4	18.5	19.6	—	92.6
Capital expenditures	72.3	7.3	4.0	23.0	—	106.6
For the nine months ended March 26, 2016
Net external sales	$6,977.9	$2,799.7	$1,942.6	$11.7	$—	$11,731.9
Inter-segment sales	5.5	0.4	2.0	147.1	(155.0)	—

Total sales	6,983.4	2,800.1	1,944.6	158.8	(155.0)	11,731.9
EBITDA	206.9	26.2	83.7	(98.9)	—	217.9
Depreciation and amortization	46.2	11.5	12.8	15.7	—	86.2
Capital expenditures	30.9	5.5	9.1	22.5	—	68.0

Total assets by reportable segment, excluding intercompany receivables between segments, are as follows:

(In millions)	As of April 1, 2017	As of July 2, 2016
PFS	$2,088.0	$1,965.1
PFG Customized	692.2	626.2
Vistar	647.9	636.2
Corporate & All Other	318.2	227.9

Total assets	$3,746.3	$3,455.4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with the unaudited consolidated financial statements and notes thereto included elsewhere in this quarterly report on Form 10-Q (the “Form 10-Q”) and the audited consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended July 2, 2016 (the “Form 10-K”). In addition to historical consolidated financial information, this discussion contains forward-looking statements that reflect our plans, estimates, and beliefs and involve numerous risks and uncertainties, including but not limited to those described in the “Item 1A. Risk Factors” section of the Form 10-K. Actual results may differ materially from those contained in any forward-looking statements. You should carefully read “Special Note Regarding Forward-Looking Statements” in this Form 10-Q.

Our Company

We market and distribute over 150,000 food and food-related products to customers across the United States from approximately 77 distribution facilities to over 150,000 customer locations in the “food-away-from-home” industry. We offer our customers a broad assortment of products including our proprietary-branded products, nationally-branded products, and products bearing our customers’ brands. Our product assortment ranges from “center-of-the-plate” items (such as beef, pork, poultry, and seafood), frozen foods, and groceries to candy, snacks, and beverages. We also sell disposables, cleaning and kitchen supplies, and related products used by our customers. In addition to the products we offer to our customers, we provide value-added services by allowing our customers to benefit from our industry knowledge, scale, and expertise in the areas of product selection and procurement, menu development, and operational strategy.

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

Recent Trends and Initiatives

Our case volume has grown in each quarter over the comparable prior fiscal year quarter, starting in the second quarter of fiscal 2010 and continuing through the most recent quarter. We believe that we gained industry share during the nine month period of fiscal 2017 given that we have grown our sales more rapidly than the industry growth rate forecasted by Technomic, a research and consulting firm serving the food and food related industry. Our net income increased 121.3% from the third quarter of fiscal 2016 to the third quarter of fiscal 2017, and increased 43.0% from the nine month period of fiscal 2016 to the nine month period of fiscal 2017. Adjusted EBITDA increased 17.3% from the third quarter of fiscal 2016 to the third quarter of fiscal 2017, and 2.9% from the nine month period of fiscal 2016 to the nine month period of fiscal 2017, driven primarily by case growth. Case volume grew 7.7% in the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016, and 6.6% for the nine month period of fiscal 2017 compared to the nine month period of fiscal 2016. Gross margin dollars rose 8.4% and 7.0% in the third quarter and nine month period of fiscal 2017, respectively, versus the corresponding prior year periods primarily as a result of shifting our channel mix toward higher gross margin customers and shifting our product mix toward sales of Performance Brands. Our operating expenses, compared to the third quarter and nine month period of fiscal 2016, rose 7.1% and 8.1%, respectively, as a result of increases in case volume, strategic investments, compensation and other personnel benefits, and insurance expense.

Key Factors Affecting Our Business

We believe that our performance is principally affected by the following key factors:

•	Changing demographic and macroeconomic trends. The share of consumer spending captured by the food-away-from-home industry increased steadily for several decades and paused during the recession that began in 2008. Following the recession, the share has again increased as a result of increasing employment, rising disposable income, increases in the number of restaurants, and favorable demographic trends, such as smaller household sizes, an increasing number of dual income households, and an aging population base that spends more per capita at foodservice establishments. The foodservice distribution industry is also sensitive to national and regional economic conditions, such as changes in consumer spending, changes in consumer confidence, and changes in the prices of certain goods.

•	Food distribution market structure. We are the third largest foodservice distributer by revenue in the United States behind Sysco and US Foods, which are both national broadline distributors. The balance of the market consists of a wide spectrum of companies ranging from businesses selling a single category of product (e.g., produce) to large regional broadline distributors with many distribution centers and thousands of products across all categories. We believe our scale enables us to invest in our Performance Brands, to benefit from economies of scale in purchasing and procurement, and to drive supply chain efficiencies that enhance our customers’ satisfaction and profitability. We believe that the relative growth of larger foodservice distributors will continue to outpace that of smaller, independent players in our industry.

•	Our ability to successfully execute our segment strategies and implement our initiatives. Our performance will continue to depend on our ability to successfully execute our segment strategies and to implement our current and future initiatives. The key strategies include focusing on Street sales and Performance Brands, pursuing new customers for all of our business segments, expansion of geographies, utilizing our infrastructure to gain further operating and purchasing efficiencies, and making strategic acquisitions.

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

EBITDA and Adjusted EBITDA

Management measures operating performance based on our EBITDA, defined as net income before interest expense, interest income, income taxes, and depreciation and amortization. EBITDA is not defined under U.S. GAAP and is not a measure of operating income, operating performance, or liquidity presented in accordance with U.S. GAAP and is subject to important limitations. Our definition of EBITDA may not be the same as similarly titled measures used by other companies.

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

In addition, our management uses Adjusted EBITDA, defined as net income before interest expense, interest income, income and franchise taxes, and depreciation and amortization, further adjusted to exclude certain items that we do not consider part of our core operating results. Such adjustments include certain unusual, non-cash, non-recurring, cost reduction, and other adjustment items permitted in calculating covenant compliance under our credit agreement and indenture (other than certain pro forma adjustments permitted under our credit agreement and indenture relating to the Adjusted EBITDA contribution of acquired entities or businesses prior to the acquisition date). Under our credit agreement and indenture, our ability to engage in certain activities such as incurring certain additional indebtedness, making certain investments, and making restricted payments is tied to ratios based on Adjusted EBITDA (as defined in the credit agreement and indenture). Our definition of Adjusted EBITDA may not be the same as similarly titled measures used by other companies.

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

Results of Operations, EBITDA, and Adjusted EBITDA

The following table sets forth a summary of our results of operations, EBITDA, and Adjusted EBITDA for the periods indicated (dollars in millions, except per share data):

	Three Months Ended
	April 1, 2017	March 26, 2016	Change	%
Net sales	$4,235.0	$3,909.1	$325.9	8.3
Cost of goods sold	3,713.6	3,428.3	285.3	8.3

Gross profit	521.4	480.8	40.6	8.4
Operating expenses	474.7	443.2	31.5	7.1

Operating profit	46.7	37.6	9.1	24.2
Other expense
Interest expense	14.0	21.6	(7.6)	(35.2)
Other, net	(0.2)	0.5	(0.7)	N/M

Other expense, net	13.8	22.1	(8.3)	(37.6)
Income before income taxes	32.9	15.5	17.4	112.3
Income tax expense	12.1	6.1	6.0	98.4

Net income	$20.8	$9.4	$11.4	121.3

EBITDA	$79.6	$66.5	$13.1	19.7
Adjusted EBITDA	$89.6	$76.4	$13.2	17.3
Weighted-average common shares outstanding:
Basic	100,277,231	99,698,267	578,964	0.6
Diluted	102,805,722	101,360,286	1,445,436	1.4
Earnings per common share:
Basic	$0.21	$0.09	$0.12	133.3
Diluted	$0.20	$0.09	$0.11	122.2

	Nine Months Ended
	April 1, 2017	March 26, 2016	Change	%
Net sales	$12,332.9	$11,731.9	$601.0	5.1
Cost of goods sold	10,783.0	10,283.2	499.8	4.9

Gross profit	1,549.9	1,448.7	101.2	7.0
Operating expenses	1,420.3	1,313.3	107.0	8.1

Operating profit	129.6	135.4	(5.8)	(4.3)
Other expense
Interest expense	40.5	65.9	(25.4)	(38.5)
Other, net	(1.5)	3.7	(5.2)	N/M

Other expense, net	39.0	69.6	(30.6)	(44.0)
Income before income taxes	90.6	65.8	24.8	37.7
Income tax expense	34.7	26.7	8.0	30.0

Net income	$55.9	$39.1	$16.8	43.0

EBITDA	$223.7	$217.9	$5.8	2.7
Adjusted EBITDA	$259.2	$251.9	$7.3	2.9
Weighted-average common shares outstanding:
Basic	100,113,440	95,230,548	4,882,892	5.1
Diluted	102,753,916	96,750,311	6,003,605	6.2
Earnings per common share:
Basic	$0.56	$0.41	$0.15	36.6
Diluted	$0.54	$0.40	$0.14	35.0

We believe that the most directly comparable GAAP measure to EBITDA and Adjusted EBITDA is net income. The following table reconciles EBITDA and Adjusted EBITDA to net income for the periods presented:

	Three Months Ended		Nine Months Ended
	April 1, 2017	March 26, 2016	April 1, 2017	March 26, 2016
	(dollars in millions)		(dollars in millions)
Net income	$20.8	$9.4	$55.9	$39.1
Interest expense	14.0	21.6	40.5	65.9
Income tax expense	12.1	6.1	34.7	26.7
Depreciation	23.3	20.1	66.6	58.3
Amortization of intangible assets	9.4	9.3	26.0	27.9

EBITDA	79.6	66.5	223.7	217.9
Non-cash items(1)	4.1	3.8	12.6	12.8
Acquisition, integration and reorganization charges(2)	3.3	1.8	9.5	5.9
Non-recurring items(3)	—	—	—	1.7
Productivity initiatives(4)	2.2	2.9	9.0	7.7
Other adjustment items(5)	0.4	1.4	4.4	5.9

Adjusted EBITDA	$89.6	$76.4	$259.2	$251.9

(1)	Includes adjustments for non-cash charges arising from stock-based compensation, interest rate swap hedge ineffectiveness, and gain/loss on disposal of assets. Stock-based compensation cost was $4.0 million and $12.1 million for the three and nine months ended April 1, 2017, respectively, and $4.8 million and $13.6 million for the three and nine months ended March 26, 2016, respectively. In addition, this includes an increase in the LIFO reserve of $0.3 million and $1.5 million for the three and nine months ended April 1, 2017, respectively, and a decrease in the LIFO reserve of $1.3 million and $2.5 million for the three and nine months ended March 26, 2016, respectively.
(2)	Includes professional fees and other costs related to completed and abandoned acquisitions, costs of integrating certain of our facilities, facility closing costs, advisory fees paid to Blackstone and Wellspring, and offering fees.
(3)	The nine month period of fiscal 2016 includes the withdrawal expense from a purchasing cooperative of which we were a member, pre-acquisition worker’s compensation claims related to an insurance company that went into liquidation, and amounts received from business interruption insurance because of weather related or other one-time events.
(4)	Consists primarily of professional fees and related expenses associated with productivity initiatives.
(5)	Consists of changes in fair value and costs related to settlements on our fuel collar derivatives, certain financing transactions, lease amendments, and franchise tax expense and other adjustments permitted by our credit agreements.

Consolidated Results of Operations

Three and nine months ended April 1, 2017 compared to the three and nine months ended March 26, 2016

Net Sales

Net sales growth is a function of case growth, pricing (which is primarily based on product inflation/deflation), and a changing mix of customers, channels, and product categories sold. Net sales increased $325.9 million, or 8.3%, for the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016 and increased $601.0 million, or 5.1%, for the nine month period of fiscal 2017 compared to the nine month period of fiscal 2016. The increase in net sales was primarily attributable to sales growth in Vistar, particularly their retail, theater, vending, and hospitality channels and case growth in Performance Foodservice, particularly in the Street channel.

Net sales growth was driven by case volume growth of 7.7% and 6.6% in the third quarter and nine month period of fiscal 2017, respectively, compared to the fiscal 2016 periods. The increase in case volume in the third quarter was driven by a 7.0% increase in independent cases, strong growth in Performance Brands and broad-based growth in Vistar’s sales channels. Selling price per case increased 0.6% for the three months ended April 1, 2017, primarily as a result of shifting customer mix. For the nine months ended April 1, 2017, selling price per case decreased 1.5%, primarily as a result of case pack size changes from some of our suppliers, a shifting customer mix, and slight deflation. During the three and nine month periods of fiscal 2017, we witnessed deflation in our meat, egg, and produce categories.

Gross Profit

Gross profit increased $40.6 million, or 8.4%, for the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016 and increased $101.2 million, or 7.0%, for the nine month period of fiscal 2017 compared to the nine month period of fiscal 2016. The increase in gross profit was the result of growth in cases. Within Performance Foodservice, case growth to Street customers positively affected gross profit per case. Street customers typically receive more services from us, cost more to serve, and pay a higher gross profit per case than other customers. Also, in the third quarter and nine month period of fiscal 2017, Performance Foodservice grew our Performance Brand sales, which have higher gross profit per case compared to the other brands we sell. See “—Segment Results—Performance Foodservice” below for additional discussion.

Operating Expenses

Operating expenses increased $31.5 million, or 7.1%, for the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016 and increased $107.0 million, or 8.1%, for the nine month period of fiscal 2017 compared to the nine month period of fiscal 2016. The increase in operating expenses was primarily driven by the increase in case volume and the resulting impact on variable operational and selling expenses, as well as investments associated with expansion of geographies served in the dollar store channel, transition of business within Customized and the opening of our automated retail facility within the Vistar segment. Additionally, operating expenses increased for the third quarter of fiscal 2017 as a result of an increase in insurance expense related to workers compensation of $2.2 million, partially offset by decreases in stock-based compensation expense of $0.8 million and professional and legal fees of $0.9 million. For the nine month period of fiscal 2017, operating expenses increased as a result of increases in professional and legal fees including settlements of $8.9 million and insurance expense related to workers compensation of $8.4 million.

Depreciation and amortization of intangible assets increased from $29.4 million in the third quarter of 2016 to $32.7 million in the third quarter of fiscal 2017, an increase of 11.2%. Depreciation and amortization of intangible assets increased from $86.2 million for the nine month period of fiscal 2016 to $92.6 million for the nine month period of fiscal 2017, an increase of 7.4%. Depreciation of fixed assets increased as a result of larger capital outlays to support our growth, as well as recent acquisitions. This increase was partially offset by decreases in amortization since certain intangibles are now fully amortized compared to the prior year.

Net Income

Net income increased to $20.8 million for the third quarter of fiscal 2017 compared to a net income of $9.4 million for the third quarter of fiscal 2016. The $9.1 million increase in operating profit, $7.6 million decrease in interest expense and $0.7 million decrease in other expense were partially offset by the $6.0 million increase in income tax expense for the third quarter of fiscal 2017.

The increase in operating profit for the third quarter was a result of the increase in gross profit discussed above, partially offset by the increase in operating expenses. The decrease in interest expense was related to a decrease in the average interest rate during the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016 and a $5.8 million loss on extinguishment of debt in the third quarter of fiscal 2016.

The $0.7 million decrease in other expense related primarily to a $1.5 million decrease in expense related to settlements on our derivatives, partially offset by a $1.1 million decrease in non-cash income related to the change in fair value of our derivatives for the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016.

The increase in income tax expense was primarily a result of the increase in income before taxes, partially offset by a decrease in the effective tax rate. Our effective tax rate for the third quarter of fiscal 2017 was 36.8% compared to 39.4% for the third quarter of fiscal 2016. The decrease in the effective tax rate was primarily a result of an increase in other permanent deductions related to the adoption of ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting and a reduction in non-deductible expenses.

Net income increased to $55.9 million for the nine month period of fiscal 2017 compared to a net income of $39.1 million for the nine month period of fiscal 2016. The $5.8 million decrease in operating profit and the $8.0 million increase in income tax expense for the nine month period of fiscal 2017 were fully offset by a $25.4 million decrease in interest expense and a $5.2 million decrease in other expense.

The decrease in operating profit for the nine month period was a result of the increase in operating expenses discussed above, partially offset by the increase in gross profit. The decrease in interest expense was related to lower average borrowings, a decrease in the average interest rate during the nine month period of fiscal 2017 compared to the nine month period of fiscal 2016 and a $5.8 million loss on extinguishment of debt and $5.5 million of accelerated amortization of original issue discount and deferred financing cost in the nine month period of fiscal 2016.

The $5.2 million decrease in other expense related primarily to a $0.7 million increase in non-cash income related to the change in fair value of our derivatives, a $3.3 million decrease in expense related to settlements on our derivatives and a $1.4 million gain related to hedge ineffectiveness in the nine month period of fiscal 2017 compared to the nine month period of fiscal 2016.

The increase in income tax expense was primarily a result of the increase in income before taxes, partially offset by a decrease in the effective tax rate. Our effective tax rate for the nine month period of fiscal 2017 was 38.3% compared to 40.6% for the nine month period of fiscal 2016. The decrease in the effective tax rate was primarily a result of an increase in other permanent deductions related to the adoption of ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting and a reduction in non-deductible expenses.

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

The following tables set forth net sales and EBITDA by segment for the periods indicated (dollars in millions):

Net Sales

	Three Months Ended
	April 1, 2017	March 26, 2016	Change	%
Performance Foodservice	$2,408.2	$2,298.7	$109.5	4.8
PFG Customized	1,036.3	957.9	78.4	8.2
Vistar	750.5	651.2	99.3	15.2
Corporate & All Other	99.4	53.1	46.3	87.2
Intersegment Eliminations	(59.4)	(51.8)	(7.6)	(14.7)

Total net sales	$4,235.0	$3,909.1	$325.9	8.3

	Nine Months Ended
	April 1, 2017	March 26, 2016	Change	%
Performance Foodservice	$7,202.8	$6,983.4	$219.4	3.1
PFG Customized	2,837.1	2,800.1	37.0	1.3
Vistar	2,229.9	1,944.6	285.3	14.7
Corporate & All Other	236.2	158.8	77.4	48.7
Intersegment Eliminations	(173.1)	(155.0)	(18.1)	(11.7)

Total net sales	$12,332.9	$11,731.9	$601.0	5.1

EBITDA

	Three Months Ended
	April 1, 2017	March 26, 2016	Change	%
Performance Foodservice	$68.1	$63.0	$5.1	8.1
PFG Customized	10.3	9.7	0.6	6.2
Vistar	29.3	26.7	2.6	9.7
Corporate & All Other	(28.1)	(32.9)	4.8	14.6

Total EBITDA	$79.6	$66.5	$13.1	19.7

	Nine Months Ended
	April 1, 2017	March 26, 2016	Change	%
Performance Foodservice	$218.8	$206.9	$11.9	5.8
PFG Customized	20.9	26.2	(5.3)	(20.2)
Vistar	85.6	83.7	1.9	2.3
Corporate & All Other	(101.6)	(98.9)	(2.7)	(2.7)

Total EBITDA	$223.7	$217.9	$5.8	2.7

Segment Results—Performance Foodservice

Three and nine months ended April 1, 2017 compared to three and nine months ended March 26, 2016

Net Sales

Net sales for Performance Foodservice increased $109.5 million, or 4.8%, from the third quarter of fiscal 2016 to the third quarter of fiscal 2017 and increased $219.4 million, or 3.1%, from the nine month period of fiscal 2016 to the nine month period of fiscal 2017. This increase in net sales was attributable to growth in cases sold. Case growth was driven by securing new Street customers and further penetrating existing customers. Securing new and expanded business with Street customers resulted in Street sales growth of approximately 7.2% in the third quarter of fiscal 2017 and 5.6% in the nine month period of fiscal 2017. For the quarter, Street sales as a percentage of total segment sales were up approximately 100 bps to 43.3% compared to the third quarter of the prior year.

EBITDA

EBITDA for Performance Foodservice increased $5.1 million, or 8.1%, from the third quarter of fiscal 2016 to the third quarter of fiscal 2017 and increased $11.9 million, or 5.8%, from the nine month period of fiscal 2016 to the nine month period of fiscal 2017. These increases were the result of an increase in gross profit, partially offset by an increase in operating expenses excluding depreciation and amortization. Gross profit increased by 6.0% in the third quarter of fiscal 2017 and 6.1% in the nine month period of fiscal 2017, compared to the prior year periods, as a result of an increase in cases sold, as well as an increase in the gross profit per case. The increase in gross profit per case was driven by a favorable shift in the mix of cases sold toward Street customers and Performance Brands, as well as by an increase in procurement gains. Street business has higher gross margins than Chain customers within this segment.

Operating expenses excluding depreciation and amortization for Performance Foodservice increased by $14.8 million, or 5.5%, from the third quarter of fiscal 2016 to the third quarter of fiscal 2017 and increased by $49.5 million, or 6.2%, from the nine month period of fiscal 2016 to the nine month period of fiscal 2017. Operating expenses increased as a result of an increase in case volume and the resulting impact on variable operational and selling expenses, as well as cost of living and other increases in compensation and benefits and increases in costs associated with insurance expense of $1.4 million and $4.4 million for the third quarter and nine month period of fiscal 2017, respectively.

Depreciation and amortization of intangible assets recorded in this segment decreased from $15.6 million in the third quarter of fiscal 2016 to $15.0 million in the third quarter of fiscal 2017, a decrease of 3.8%, and decreased from $46.2 million for the nine month period of fiscal 2016 to $42.1 million for the nine month period of fiscal 2017, a decrease of 8.9%. This reduction was the result of a decrease in amortization of certain intangible assets that are now fully amortized.

Segment Results—PFG Customized

Three and nine months ended April 1, 2017 compared to three and nine months ended March 26, 2016

Net Sales

Net sales for PFG Customized increased $78.4 million, or 8.2%, from the third quarter of fiscal 2016 to the third quarter of fiscal 2017 and increased $37.0 million, or 1.3%, from the nine month period of fiscal 2016 to the nine month period of fiscal 2017. The increase in net sales was driven by the new business with Red Lobster in fiscal 2017.

EBITDA

EBITDA for PFG Customized increased $0.6 million, or 6.2%, from the third quarter of fiscal 2016 to the third quarter of fiscal 2017, and decreased $5.3 million, or 20.2%, from the nine month period of fiscal 2016 to the nine month period of fiscal 2017. EBITDA increased in the third quarter as a result of an increase in gross profit of $1.6 million, or 2.7%, partially offset by an increase in operating expenses, excluding depreciation and amortization. The decrease for the nine month period of 2017 was primarily attributable to a decrease in gross profit of $3.9 million, or 2.2%, and an increase in operating expenses, excluding depreciation and amortization. Gross profit for PFG Customized increased in the third quarter primarily as a result of the new business with Red Lobster. The decrease over the nine month period was the result of planned exits of some customers to free up capacity for the addition of the new business with Red Lobster. In the first quarter of fiscal 2017 we began providing distribution solutions to a portion of Red Lobster’s restaurants and completed the transition during the second quarter of fiscal 2017.

Operating expenses, excluding depreciation and amortization, increased by $1.0 million, or 1.9% in the third quarter of fiscal 2017, compared to the prior year, and increased by $1.4 million, or 0.9% for the nine month period of fiscal 2017, compared to the prior year period primarily driven by increases in personnel expenses.

Depreciation and amortization of intangible assets recorded in this segment decreased from $4.0 million in the third quarter of fiscal 2016 to $3.6 million in the third quarter of fiscal 2017, a decrease of 10.0%, and increased from $11.5 million for the nine month period of fiscal 2016 to $12.4 million for the nine month period of fiscal 2017, an increase of 7.8%. The reduction in the third quarter of fiscal 2017 was the result of a decrease in amortization since certain intangibles are now fully amortized. The increase in the nine month period is primarily a result of the first quarter accelerated amortization of customer relationship intangible assets due to volume declines for certain customers.

Segment Results—Vistar

Three and nine months ended April 1, 2017 compared to three and nine months ended March 26, 2016

Net Sales

Net sales for Vistar increased $99.3 million, or 15.2%, from the third quarter of fiscal 2016 to the third quarter of fiscal 2017, and increased $285.3 million, or 14.7%, from the nine month period of fiscal 2016 to the nine month period of fiscal 2017. This increase was driven by case sales growth in the segment’s retail, theater, vending, and hospitality channels as well as recent acquisitions.

EBITDA

EBITDA for Vistar increased $2.6 million, or 9.7%, from the third quarter of fiscal 2016 to the third quarter of fiscal 2017 and increased $1.9 million, or 2.3%, for the nine month period of fiscal 2016 to the nine month period of fiscal 2017. Gross profit dollar growth of $11.6 million, or 13.6% for the third quarter of fiscal 2017 and $32.2 million, or 12.5%, for the nine month period of fiscal 2017 compared to the prior year periods, was driven by an increase in the number of cases sold and recent acquisitions.

Operating expense dollar growth, excluding depreciation and amortization, increased $9.0 million, or 15.5% for the third quarter of 2017 and $29.7 million, or 17.0%, for the nine month period of fiscal 2017 compared to the prior year periods. Operating expenses increased for the third quarter and nine month period of fiscal 2017 primarily as a result of investments associated with expansion of geographies served in the dollar store channel, additional expenses related to recent acquisitions and an increase associated with the fourth quarter fiscal 2016 opening of our automated retail facility.

Depreciation and amortization of intangible assets recorded in this segment increased from $4.3 million in the third quarter of fiscal 2016 to $6.7 million in the third quarter of fiscal 2017 and increased from $12.8 million for the nine month period of fiscal 2016 to $18.5 million in the nine month period of fiscal 2017. Amortization of intangible assets increased as a result of acquisitions over the past year. Depreciation of fixed assets increased as a result of capital outlays primarily in fleet.

Segment Results—Corporate & All Other

Three and nine months ended April 1, 2017 compared to three and nine months ended March 26, 2016

Net Sales

Net sales for Corporate & All Other increased $46.3 million for the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016 and increased $77.4 million for the nine month period of fiscal 2016 compared to the nine month period of fiscal 2017. The increase in net sales was primarily attributable to recent acquisitions and an increase in logistics services provided to our other segments.

EBITDA

EBITDA for Corporate & All Other was a negative $28.1 million for the third quarter of fiscal 2017 compared to a negative $32.9 million for the third quarter of 2016. The improvement in EBITDA in the third quarter of fiscal 2017 was driven by recent acquisitions, a decrease in stock-based compensation of $0.8 million, and a $1.2 million decrease in professional and legal fees, partially offset by a $1.3 million increase in insurance expense related to workers compensation.

EBITDA for Corporate and All Other was a negative $101.6 million for the nine month period of fiscal 2017 compared to a negative $98.9 million for the nine month period of fiscal 2016. The decrease in EBITDA for the nine month period of fiscal 2017 was primarily driven by an increase in personnel expenses, a $6.4 million increase in professional and legal fees including settlements, and a $6.0 million increase in insurance expense related to workers compensation, partially offset by a $5.4 million decrease in other expenses related to derivative activity and a decrease in stock-based compensation of $1.5 million.

Depreciation and amortization of intangible assets recorded in this segment increased from $5.5 million in the third quarter of fiscal 2016 to $7.4 million in the third quarter of fiscal 2017 and increased from $15.7 million in the nine month period of fiscal 2016 to $19.6 million in the nine month period of fiscal 2017. The increase was primarily a result of amortization related to recent acquisitions.

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

At April 1, 2017, our cash balance totaled $7.6 million, while our cash balance totaled $10.9 million at July 2, 2016. This decrease in cash during the nine month period of fiscal 2017 was attributable to net cash used in investing activities of $250.8 million partially offset by net cash provided in operating activities of $102.0 million and net cash provided by financing activities of $145.5 million. We borrow under our ABL Facility or pay it down regularly based on our cash flows from operating and investing activities. Our practice is to minimize interest expense while maintaining reasonable liquidity.

As market conditions warrant, we and our major stockholders, including Blackstone and Wellspring, may from time to time, depending upon market conditions, seek to repurchase our securities or loans in privately negotiated or open market transactions, by tender offer or otherwise.

Operating Activities

Nine months ended April 1, 2017 compared to nine months ended March 26, 2016

During the nine month period of fiscal 2017, our operating activities provided cash flow of $102.0 million, while during the nine month period of fiscal 2016 our operating activities provided cash flow of $118.4 million.

Prior year cash flows provided by operating activities included a $25.0 million break-up fee payment received related to the terminated agreement to acquire 11 US Foods facilities from Sysco and US Foods. Excluding this fee received, cash flows provided by operating activities during the nine month period of fiscal 2016 were $93.4 million. The $8.6 million increase in the year over year cash flows provided by operating activities, excluding the break-up fee payment, is primarily driven by lower cash income tax payments as a result of changes in the timing of the payments. Additionally, cash interest payments were lower as a result of debt pay down associated with the IPO and subsequent refinancings, as well as changes in the timing of payments. The nine month period of fiscal 2017 also benefited from net income growth partially offset by an increase in our net working capital investment. Our net working capital, which includes accounts receivable, inventories, accounts payable and outstanding checks in excess of deposits, fluctuates with our sales growth.

Investing Activities

Cash used in investing activities totaled $250.8 million in the nine month period of fiscal 2017 compared to $107.5 million in the nine month period of fiscal 2016. These investments consisted primarily of capital purchases of property, plant, and equipment of $106.6 million and $68.0 million for the nine month period of fiscal 2017 and the nine month period of fiscal 2016, respectively, and payments for business acquisitions of $144.9 million for the nine month period of fiscal 2017 and $40.2 million for the nine month period of fiscal 2016. For the nine month period of fiscal 2017, purchases of property, plant, and equipment primarily consisted of equipment, transportation and information technology, as well as the outlays for warehouse expansions and improvements. The following table presents the capital purchases of property, plant, and equipment by segment:

(Dollars in millions)	Nine Months Ended
	April 1, 2017	March 26, 2016
Performance Foodservice	$72.3	$30.9
PFG Customized	7.3	5.5
Vistar	4.0	9.1
Corporate & All Other	23.0	22.5

Total capital purchases of property, plant and equipment	$106.6	$68.0

As of April 1, 2017, the Company had commitments of $15.7 million for capital projects related to warehouse expansion and improvements. The Company anticipates using borrowings from the ABL Facility to fulfill these commitments.

Financing Activities

During the nine month period of fiscal 2017, our financing activities provided cash flow of $145.5 million, which consisted primarily of $151.0 million in net borrowings under our ABL facility.

During the nine month period of fiscal 2016, our financing activities used cash flow of $9.4 million, which consisted primarily of payments of $428.6 million on our term loan facility, partially offset by $226.4 million in net proceeds from our initial public offering and $201.2 million in net borrowings under our ABL facility.

The following describes our financing arrangements as of April 1, 2017:

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

The following table summarizes outstanding borrowings, availability, and the average interest rate under the ABL Facility:

(Dollars in millions)	As of April 1, 2017	As of July 2, 2016
Aggregate borrowings	$916.0	$765.0
Letters of credit	106.1	97.7
Excess availability, net of lenders’ reserves of $10.3 and $20.9	577.9	725.5
Average interest rate	2.37%	1.87%

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

As of April 1, 2017, the outstanding aggregate principal amount of Notes was $350.0 million with unamortized original issue discount of $0.7 million and unamortized deferred financing costs of $7.6 million. For the three and nine-month periods ended April 1, 2017, interest expense included $0.3 million and $0.7 million, respectively, related to the amortization of original interest discount and deferred financing costs.

The ABL Facility and the indenture governing the Notes contain customary restrictive covenants under which all of the net assets of PFGC and its subsidiaries were restricted from distribution to Performance Food Group Company, except for approximately $260.0 million of restricted payment capacity available under such debt agreements, as of April 1, 2017.

As of April 1, 2017, we were in compliance with all of the covenants under the ABL Facility and Notes.

Unsecured Subordinated Promissory Note. In connection with an acquisition, Performance Food Group, Inc. issued a $6.0 million interest only, unsecured subordinated promissory note on December 21, 2012, bearing an interest rate of 3.5%. Interest is payable quarterly in arrears. The $6.0 million principal is due in a lump sum in December 2017. All amounts outstanding under this promissory note become immediately due and payable upon the occurrence of a change in control of the Company or PFGC, which includes the sale, lease, or transfer of all or substantially all of the assets of PFGC. This promissory note was initially recorded at its fair value of $4.2 million. The difference between the principal and the initial fair value of the promissory note is being amortized as additional interest expense on a straight-line basis over the life of the promissory note, which approximates the effective yield method. For the third quarter of fiscal 2017 and 2016, interest expense included $0.1 million related to this amortization. For the first nine months of fiscal 2017 and 2016, interest expense included $0.3 million related to this amortization. As of April 1, 2017, the carrying value of the promissory note was $5.7 million.

Contractual Obligations

Refer to the “Contractual Cash Obligations” section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the fiscal year ended July 2, 2016 for details on our contractual obligations and commitments to make specified contractual future cash payments as of July 2, 2016. There have been no material changes outside the ordinary course of our business to our specified contractual obligations through April 1, 2017.

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

Total assets for Performance Foodservice increased $142.8 million from $1,945.2 million as of March 26, 2016 to $2,088.0 million as of April 1, 2017. Total assets for Performance Foodservice increased $122.9 million from $1,965.1 million as of July 2, 2016 to $2,088.0 million as of April 1, 2017. During both time periods, this segment increased its property, plant, and equipment, inventory and accounts receivable which was partially offset by a decline in intangible assets.

Total assets for PFG Customized increased $42.7 million from $649.5 million at March 26, 2016 to $692.2 million at April 1, 2017. Total assets for PFG Customized increased $66.0 million from $626.2 million as of July 2, 2016 to $692.2 million at April 1, 2017. During both time periods, this segment increased its inventory and accounts receivable, which was partially offset by a decrease in intangible assets.

Total assets for Vistar increased $47.9 million from $600.0 million as of March 26, 2016 to $647.9 million as of April 1, 2017. During this time period, this segment increased its accounts receivable, inventory, property, plant, and equipment, and intangible assets. Total assets for Vistar increased $11.7 million from $636.2 million as of July 2, 2016 to $647.9 million as of April 1, 2017. During this time period, this segment increased its accounts receivable, intangible assets, and property, plant, and equipment, which was partially offset by a decrease in inventory.

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

As of April 1, 2017, our subsidiary, Performance Food Group, Inc., had nine interest rate swaps with a combined value of $850.0 million notional amount that were designated as cash flow hedges of interest rate risk. See Note 6 Derivative and Hedging Activities within the Notes to Consolidated Financial Statements included in Part I, Item 1 for further discussion of these interest rate swaps.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income/(loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction impacts earnings. The ineffective portion of the change in fair value of derivatives is recognized directly in earnings. Amounts reported in accumulated other comprehensive income/(loss) related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next twelve months, we estimate that an additional $0.8 million will be reclassified as an increase to interest expense.

Based on the fair values of these interest rate swaps as of April 1, 2017, a hypothetical 100 bps decrease in LIBOR would result in a loss of $12.9 million and a hypothetical 100 bps increase in LIBOR would result in a gain of $12.4 million within accumulated other comprehensive income/(loss).

Assuming an average daily balance on our ABL Facility of approximately $1.0 billion, approximately $500.0 million of our outstanding long-term debt is fixed through interest rate swap agreements and approximately $530.0 million represents variable-rate debt. A hypothetical 100 bps increase in LIBOR on our variable-rate debt would lead to an increase of approximately $5.3 million in annual cash interest expense.

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

As of April 1, 2017, we had collars in place for approximately 15% of the gallons we expect to use over the twelve months following April 1, 2017. These fuel collars do not qualify for hedge accounting treatment for reasons discussed in Note 6. Derivative and Hedging Activities within the Notes to Consolidated Financial Statements included in Part I, Item 1. Therefore, these collars are recorded at fair value as either an asset or liability on the balance sheet. Any changes in fair value are recorded in the period of the change as unrealized gains or losses on fuel hedging instruments. A hypothetical 10% decrease in expected diesel fuel prices would result in a loss of $0.2 million and a 10% hypothetical increase in expected diesel fuel prices would result in a gain of $0.2 million for these derivative instruments.

Our fuel purchases occur at market prices. Using published market price projections for diesel and estimates of fuel consumption, a 10% hypothetical increase in diesel prices from the market price would result in a potential increase of approximately $2.3 million in fuel costs included in Operating expenses for the remainder of fiscal 2017. As discussed above, this increase in fuel costs would be partially offset by fuel surcharges passed through to our customers.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) under the Exchange Act), that occurred during the fiscal quarter ended April 1, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to various allegations, claims, and legal actions arising in the ordinary course of business.

While it is impossible to determine with certainty the ultimate outcome of any of these proceedings, lawsuits, and claims, management believes that adequate provisions have been made or insurance secured for all currently pending proceedings so that the ultimate outcomes will not have a material adverse effect on our financial position. During the three months ended April 1, 2017, there were no material changes to legal proceedings discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended July 2, 2016 and the Company’s Quarterly Reports on Form 10-Q for the fiscal quarters ended October 1, 2016 and December 31, 2016, except as it relates to the matters discussed below.

Wilder, et al. v. Roma Food Enterprises, Inc., et al. On February 1, 2017, the parties filed a motion for preliminary approval of the settlement stipulation with the Court, and a hearing on that motion occurred on March 1, 2017, during which the court requested additional pleadings from the parties and continued the motion for preliminary approval until such pleadings have been filed.

Laumea v. Performance Food Group, Inc. The court entered a final order approving the Stipulation for Settlement and Release of Class Action Claims on December 16, 2016. The final order took effect February 15, 2017, and we funded the $1.4 million settlement on February 23, 2017, thereby ending the litigation.

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

PERFORMANCE FOOD GROUP COMPANY (Registrant)

Dated: May 10, 2017	By:	/s/ Thomas G. Ondrof
	Name:	Thomas G. Ondrof
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)

EXHIBIT INDEX

Exhibit No.	Description

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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