Form 10-K
period 2017-07-01
Performance Food Group Co
filed 2017-08-25
CIK 1618673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 1, 2017

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐
Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At December 30, 2016, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of common stock held by non-affiliates was $1,134,541,152 (based on the closing sale price of common stock on such date on the New York Stock Exchange).

104,075,910 shares of common stock were outstanding as of August 16, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Schedule 14A relating to the Registrant’s Annual Meeting of Stockholders, to be held on November 10, 2017, are incorporated by reference in response to Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K. The definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the Registrant’s fiscal year ended July 1, 2017.

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

There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-K. Such risks, uncertainties and other important factors that could cause actual results to differ include, among others, the risks, uncertainties and factors set forth under Item 1A. Risk Factors in this Form 10-K, as such risk factors may be updated from time to time in our periodic filings with the SEC, and are accessible on the SEC’s website at www.sec.gov, and also include the following:

•	competition in our industry is intense, and we may not be able to compete successfully;

•	we operate in a low margin industry, which could increase the volatility of our results of operations;

•	we may not realize anticipated benefits from our operating cost reduction and productivity improvement efforts;

•	our profitability is directly affected by cost inflation and deflation and other factors;

•	we do not have long-term contracts with certain of our customers;

•	group purchasing organizations may become more active in our industry and increase their efforts to add our customers as members of these organizations;

•	changes in eating habits of consumers;

•	extreme weather conditions;

•	our reliance on third-party suppliers;

•	labor relations and cost risks and availability of qualified labor;

•	volatility of fuel and other transportation costs;

•	inability to adjust cost structure where one or more of our competitors successfully implement lower costs;

•	we may be unable to increase our sales in the highest margin portion of our business;

•	changes in pricing practices of our suppliers;

•	risks relating to any future acquisitions;

•	environmental, health, and safety costs;

•	the risk that we fail to comply with requirements imposed by applicable law or government regulations;

•	our reliance on technology and risks associated with disruption or delay in implementation of new technology;

•	costs and risks associated with a potential cybersecurity incident or other technology disruption;

•	product liability claims relating to the products we distribute and other litigation;

•	negative media exposure and other events that damage our reputation;

•	anticipated multiemployer pension related liabilities and contributions to our multiemployer pension plan;

•	impact of uncollectibility of accounts receivable;

•	difficult economic conditions affecting consumer confidence; and

•	departure of key members of senior management.

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

PART I

Item 1. Business

Performance Food Group Company (“we,” “our,” “us,” “the Company,” or “PFG”), through its subsidiaries, markets and distributes approximately 150,000 food and food-related products from 76 distribution centers to over 150,000 customer locations across the United States. Our more than 14,000 employees serve a diverse mix of customers, from independent and chain restaurants to schools, business and industry locations, hospitals, vending distributors, office coffee service distributors, retailers, and theaters. We source our products from over 5,000 suppliers and serve as an important partner to our suppliers by providing them access to our broad customer base. In addition to the products we offer to our customers, we provide value-added services by allowing our customers to benefit from our industry knowledge, scale, and expertise in the areas of product selection and procurement, menu development, and operational strategy. Our three reportable segments are Performance Foodservice, PFG Customized, and Vistar. Performance Food Group Company was incorporated under the laws of the state of Delaware on September 23, 2002.

References to “Blackstone” refer to certain investment funds affiliated with The Blackstone Group L.P. and references to “Wellspring” are to investment funds affiliated with Wellspring Capital Management LLC.

Customers and Marketing

We serve different types of customers through each of our three reportable segments. Our Performance Foodservice segment serves two types of customers—Street customers and Chain customers. Our PFG Customized segment distributes to Chain customers, including family and casual dining, fast casual, and quick serve restaurants. Our Vistar segment distributes to vending and office coffee service distributors, retailers, theaters, and hospitality providers, among others. We believe that customers select a distributor based on breadth of product offerings, consistent product quality, timely and accurate delivery of orders, value-added services, and price. In addition, we believe that some of our larger Street and Chain customers gain operational efficiencies by dealing with a limited number of foodservice distributors. No single customer accounted for more than 10% of our total net sales for fiscal 2017, fiscal 2016 or fiscal 2015.

Street Customers. Our Performance Foodservice segment serves our Street customers, which predominantly include independent restaurants such as family dining, bar and grill, pizza and Italian, and fast casual. We seek to increase the mix of our total sales to Street customers because they typically generate higher gross profit per case that more than offsets the generally higher supply chain costs that we incur in serving these customers. Street customers use more value-added services, particularly in the areas of product selection and procurement, market trends, menu development, and operational strategy. In addition, Street customers also use more of our Performance Brands, which are our highest margin products. Our Performance Foodservice segment supports sales to Street customers with a team of sales and marketing representatives, customer service representatives, and product specialists. Our sales representatives serve customers in person, by telephone, and through the internet, accepting and processing orders, reviewing inventory and account balances, disseminating new product information, and providing business assistance and advice where appropriate. These representatives typically use laptop computers to assist customers by entering orders, checking product availability, and pricing and developing menu-planning ideas on a real-time basis.

Chain Customers. Both our Performance Foodservice and PFG Customized segments serve Chain customers. Chain customers are multi-unit restaurants with five or more locations and include fine dining, family and casual dining, fast casual, and quick serve restaurants, as well as hotels, healthcare facilities, and other multi-unit institutional customers. Our Performance Foodservice segment Chain customers, primarily regional businesses requiring short-haul routes, include various locations of Anthony’s Coal Fired Pizza, Blaze Pizza, Chuy’s, Pollo Tropical, Shake Shack, Subway, and many others. Our PFG Customized segment customers, primarily national businesses requiring long-haul routes, include many of the most recognizable family and casual dining restaurant chains including Cracker Barrel, Red Lobster, TGI Friday’s, Outback Steakhouse, O’Charley’s, Chili’s, and Ruby Tuesday. PFG Customized recently began to leverage its distribution platform to serve fast casual chains such as Fuzzy’s Taco Shop and PDQ. Sales to Chain customers are typically lower gross margin but have larger deliveries than those to Street customers. Dedicated account representatives are responsible for managing the overall Chain customer relationship, including ensuring complete order fulfillment and customer satisfaction. Members of senior management assist in identifying potential new Chain customers and managing long-term account relationships.

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

Suppliers

We purchase from over 5,000 suppliers, none of which accounted for more than 5% of our aggregate purchases in fiscal 2017, fiscal 2016 or fiscal 2015. Many of our suppliers provide products to all three reportable segments, while others sell to only one segment. Our supplier base consists principally of large corporations that sell their national brands, our Performance Brands, and sometimes both. We also buy from smaller suppliers, particularly on a regional basis, and particularly those that specialize in produce and other perishable commodities. Many of our suppliers provide sales material and sales call support for the products that we purchase.

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

We seek to minimize the effect of higher diesel fuel costs both by reducing fuel usage and by taking action to offset higher fuel prices. We reduce usage by designing more efficient truck routes and by increasing miles per gallon through on-board computers that monitor and adjust idling time and maximum speeds and through other technologies. In our Performance Foodservice and Vistar segments, we seek to manage fuel prices through diesel fuel surcharges to our customers and through the use of costless collars. As of July 1, 2017, we had collars in place for approximately 17% of the gallons we expect to use over the twelve months following July 1, 2017. These fuel collars do not qualify for hedge accounting treatment for reasons discussed in our financial statement footnotes. Therefore, these collars are recorded at fair value as either an asset or liability on the balance sheet. Any changes in fair value are recorded in the period of the change as unrealized gains or losses on fuel hedging instruments. In our PFG Customized segment, we have limited exposure to fuel costs since our sales contracts largely transfer fuel price volatility to our customers.

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

Trademarks and Trade Names

We have numerous trademarks and trade names that are of significant importance, including West Creek, Silver Source, Braveheart 100% Black Angus, Empire’s Treasure, Brilliance, Heritage Ovens, Village Garden, Guest House, Piancone, Luigi’s, Ultimo, Corazo, Assoluti, Peak Fresh Produce, Roma, First Mark, Nature’s Best Dairy and Liberty. Although in the aggregate these trademark and trade names are material to our results of operations, we believe the loss of a trademark or trade name individually would not have a material adverse effect on our results of operations. The Company does not have any material patents or licenses.

Employees

As of July 1, 2017, we had more than 14,000 full-time employees. As of July 1, 2017, unions represented approximately 1,000 of our employees. We have entered into nine collective bargaining and similar agreements with respect to our unionized employees. We believe that we have good relations with both union and non-union employees and we strive to be well regarded in the communities in which we operate. We have not had any material work stoppages or lockouts in the last five years. Our agreements with our union employees expire at various times to 2025. See “Item 1A.—Risk Factors—Risks Relating to Our Business and Industry—We face risks relating to labor relations and the availability of qualified labor.”

We have made investments to increase the size of our sales force and currently employ over 2,500 sales associates who are dedicated to serving our customers. Our typical sales representative calls on customers in their place of business on a periodic basis, usually weekly, to ascertain customer product needs, to help manage the customer’s inventory, and to discuss new products and other business. These sales representatives are supported by customer services representatives who work in the local market and assist customers in a variety of ways; business development managers, who help sales representatives prospect for new business; and category managers and specialists who assist sales representatives and customers with product specific knowledge. All of our segments have a multi-unit, or Chain, sales force who call on regional and national customers.

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

Regulation

Our operations are subject to regulation by state and local health departments, the USDA, and the FDA, which generally impose standards for product quality and sanitation and are responsible for the administration of bioterrorism legislation affecting the foodservice industry. These government authorities regulate, among other things, the processing, packaging, storage, distribution, advertising, and labeling of our products. In 2010, the FDA Food Safety Modernization Act, or the “FSMA,” was enacted. The FSMA represents a significant expansion of food safety requirements and FDA food safety authorities and, among other things, requires that the FDA impose comprehensive, prevention-based controls across the food supply chain, further regulates food products imported into the United States, and provides the FDA with mandatory recall authority. The FSMA requires the FDA to undertake numerous rulemakings and to issue numerous guidance documents, as well as reports, plans, standards, notices, and other tasks. As a result, implementation of the legislation is ongoing and likely to take several years. Our seafood operations are also specifically regulated by federal and state laws, including those administered by the National Marine Fisheries Service, established for the preservation of certain species of marine life, including fish and shellfish. Our processing and distribution facilities must be registered with the FDA biennially and are subject to periodic government agency inspections. State and/or federal authorities generally inspect our facilities at least annually. The Federal Perishable Agricultural Commodities Act, which specifies standards for the sale, shipment, inspection, and rejection of agricultural products, governs our relationships with our fresh food suppliers with respect to the grading and commercial acceptance of product shipments. We are also subject to regulation by state authorities for the accuracy of our weighing and measuring devices. Our suppliers are also subject to similar regulatory requirements and oversight.

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

Our operations are subject to a variety of federal, state, and local laws and other requirements, including, but not limited to, employment practice standards for workers set by the U.S. Department of Labor, and relating to the protection of the environment and the safety and health of personnel and the public. These include requirements regarding the use, storage, and disposal of solid and hazardous materials and petroleum products, including food processing wastes, the discharge of pollutants into the air and water, and worker safety and health practices and procedures. In order to comply with environmental, health, and safety requirements, we may be required to spend money to monitor, maintain, upgrade, or replace our equipment; plan for certain contingencies; acquire or maintain environmental permits; file periodic reports with regulatory authorities; or investigate and clean up contamination. We operate and maintain vehicle fleets, and some of our distribution centers have regulated underground and aboveground storage tanks for diesel fuel and other petroleum products. Some jurisdictions in which we operate have laws that affect the composition and operation of our truck fleet, such as limits on diesel emissions and engine idling. A number of our facilities have ammonia- or freon-based refrigeration systems, which could cause injury or environmental damage if accidentally released, and many of our distribution centers have propane or battery powered forklifts. Proposed or recently enacted legal requirements, such as those requiring the phase-out of certain ozone-depleting substances and proposals for the regulation of greenhouse gas emissions, may require us to upgrade or replace equipment, or may increase our transportation or other operating costs. To date, our cost of compliance with environmental, health, and safety requirements has not been material. The discovery of contamination for which we are responsible, any accidental release of regulated materials, the enactment of new laws and regulations, or changes in how existing requirements are enforced could require us to incur additional costs or subject us to unexpected liabilities.

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

Our Segments

Performance Foodservice. Performance Foodservice is a leading U.S. foodservice distributor with substantial scale along the Eastern Seaboard and in the Southeast. Performance Foodservice operates a network of 37 distribution centers, which supply a “broad line” of products. Each of these distribution centers is run by a business team who understands the local markets and the needs of its particular customers and who is empowered to make decisions on how best to serve them. This segment serves over 85,000 customer locations with over 125,000 food and food-related products.

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

PFG Customized. PFG Customized is a leading national distributor to the family and casual dining channel. We serve over 5,000 customer locations across the United States from eight distribution centers that provide tailored supply chain solutions to our customers. Our network of distribution centers was developed around our customers and is strategically positioned to provide an efficient supply chain across both inbound and outbound logistics. PFG Customized’s product offerings are determined by each of our customers’ specific menu requirements. We also provide customers with value-added services, such as expertise in fresh product distribution, logistics management, procurement management, and information system interfaces, which enable our customers to run their businesses efficiently.

We serve many of the most recognizable family and casual dining restaurant chains, including Cracker Barrel, Red Lobster, TGI Friday’s, Outback Steakhouse, O’Charley’s, Chili’s, and Ruby Tuesday. PFG Customized’s five largest family and casual dining customers have been with us for an average of more than 15 years. Cracker Barrel was PFG Customized’s first customer and grew from a substantial regional account served by Performance Foodservice to an account whose needs are best served by customized distribution. PFG Customized recently began to utilize its distribution platform to serve fast casual chains such as Fuzzy’s Taco Shop and PDQ.

Vistar. Vistar is a leading national distributor of candy, snacks, and beverages to vending and office coffee service distributors, retailers, theaters, and hospitality providers. The segment provides national distribution of approximately 20,000 different SKUs of candy, snacks, beverages, and other items to approximately 60,000 customer locations from our network of 28 Vistar OpCos and seven Merchant’s Marts locations. Merchant’s Marts are cash-and-carry operators where customers generally pick up orders rather than having them delivered. Vistar’s scale in these channels enhances our ability to procure a broad variety of products for our customers. Vistar OpCos deliver to vending and office coffee service distributors and directly to most theaters and some other locations. The distribution model also includes a “pick and pack” capability, which utilizes third-party carriers and Vistar’s SKU variety to sell to customers whose order sizes are too small to be served effectively by our delivery network. We believe these capabilities, in conjunction with the breadth of our inventory, are differentiating and allow us to serve many distinct customer types. Vistar has successfully built upon our national platform to broaden the channels we serve to include hospitality venues, concessionaires, airport gift shops, college book stores, corrections facilities, and impulse locations in big box retailers such as Home Depot, Dollar Tree, Staples, and others.

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

Similar to other resale-based industries, the foodservice distribution industry is characterized by relatively low profit margins. These low profit margins tend to increase the volatility of our reported net income since any decline in our net sales or increase in our costs that is small relative to our total net sales or costs may have a large impact on our net income.

We may not realize anticipated benefits from our cost reduction and productivity improvement efforts.

We have implemented a number of cost reduction and productivity improvement initiatives that we believe are necessary to position our business for future success and growth. Our future success and earnings growth depend upon our ability to achieve a lower cost structure and to operate efficiently in the highly competitive foodservice distribution industry, particularly in an environment of increased competitive activity and reduced profitability. A variety of factors could cause us not to realize some of the expected cost savings and productivity enhancements, including, among other things, difficulties in implementation, delays in the anticipated timing of activities related to our cost savings initiatives, lack of sustainability in cost savings over time, and unexpected costs associated with operating our business. If we are unable to realize the anticipated benefits from our cost cutting and productivity improvement efforts we could become cost disadvantaged in the marketplace, which could adversely affect our competitiveness and our profitability. Furthermore, even if we realize the anticipated benefits of our cost reduction and productivity improvement efforts, we may experience an adverse impact on our employees, customers, suppliers, and purchasing partners that could adversely affect our business, financial condition, or results of operations.

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

Some of our customers, particularly our larger customers, purchase their products from us through group purchasing organizations, or “GPOs,” in an effort to lower the prices paid by these customers on their foodservice orders, and we have experienced some pricing pressure from these purchasers. These GPOs have also made efforts to include smaller, independent restaurants. If these GPOs are able to add a significant number of our customers as members, we may be forced to lower the prices we charge these customers in order to retain their business, which would negatively affect our business, financial condition, or results of operations. Additionally, if we are unable or unwilling to lower the prices we charge for our products to a level that is satisfactory to the GPOs, we may lose the business of those of our customers that are members of these organizations, which could have a material adverse impact on our business, financial condition, or results of operations

Changes in consumer eating habits could materially and adversely affect our business, financial condition, or results of operations.

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

As of July 1, 2017, we had more than 14,000 employees of whom approximately 1,000 were members of local unions associated with the International Brotherhood of Teamsters or other unions. Although our labor contract negotiations have in the past generally taken place with the local union representatives, we may be subject to increased efforts to engage us in multi-unit bargaining that could subject us to the risk of multi-location labor disputes or work stoppages that would place us at greater risk of being materially adversely affected by labor disputes. In addition, labor organizing activities could result in additional employees becoming unionized, which could result in higher labor costs. Although we have not experienced any significant labor disputes or work stoppages in recent history, and we believe we have satisfactory relationships with our employees, including those who are union members, increased unionization or a work stoppage because of our failure to renegotiate union contracts could have a material adverse effect on us.

We are subject to a wide range of labor costs. Because our labor costs are, as a percentage of net sales, higher than in many other industries, we may be significantly harmed by labor cost increases. In addition, labor is a significant cost of many of our customers in the U.S. food-away-from-home industry. Any increase in their labor costs, including any increases in costs as a result of increases in minimum wage requirements, could reduce the profitability of our customers and reduce demand for our products.

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

In addition, our operations are subject to various federal, state, and local laws and regulations in many areas of our business, such as, minimum wage, overtime, wage payment, wage and hour and employment discrimination, immigration, human health and safety and relating to the protection of the environment, including those governing the discharge of pollutants into the air, soil, and water; the management and disposal of solid and hazardous materials and wastes; employee exposure to hazards in the workplace; and the investigation and remediation of contamination resulting from releases of petroleum products and other regulated materials. In the course of our operations, we operate, maintain, and fuel fleet vehicles; store fuel in on-site above and underground storage tanks; operate refrigeration systems, and use and dispose of hazardous substances and food wastes. We could incur substantial costs, including fines or penalties and third-party claims for property damage or personal injury, as a result of any violations of environmental or workplace safety laws and regulations or releases of regulated materials into the environment. In addition, we could incur investigation, remediation, or other costs related to environmental conditions at our currently or formerly owned or operated properties. Additionally, concern over climate change, including the impact of global warming, has led to significant U.S. and international legislative and regulatory efforts to limit greenhouse gas emissions. Increased regulation regarding greenhouse gas emissions, especially diesel engine emissions, could impose substantial costs upon us. These costs include an increase in the cost of the fuel and other energy we purchase and capital costs associated with updating or replacing our vehicles prematurely.

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

Our earnings may be reduced by amortization charges associated with any future acquisitions.

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

We are highly leveraged. As of July 1, 2017, we had $1,297.6 million of indebtedness. In addition, we had $594.6 million of availability under our ABL Facility after giving effect to $105.5 million of outstanding letters of credit and $11.2 million of lenders’ reserves.

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

As of August 16, 2017, we had a total of 104,075,910 shares of common stock outstanding, which includes 3,202,612 shares of restricted stock.

Shares held by Wellspring, and our directors, officers, employees, and other stockholders are eligible for resale, subject in certain cases to volume, manner of sale, and other limitations under Rule 144. In addition, pursuant to a registration rights agreement, Wellspring, and certain other stockholders have the right, subject to certain conditions, to require us to register the sale of their shares of our common stock under the Securities Act. By exercising their registration rights and selling a large number of shares, our existing owners could cause the prevailing market price of our common stock to decline. As of July 1, 2017, shares covered by registration rights represent approximately 15.6% of our outstanding common stock. Registration of any of these outstanding shares of common stock would result in such shares becoming freely tradable without compliance with Rule 144.

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

A total of 3,296,394 shares are issuable upon the exercise of options, 112,321 shares are issuable pursuant to restricted stock units, 604,777 shares are reserved for future issuance under the 2007 Stock Option Plan, and

2,842,667 shares are reserved for future issuance under the 2015 Omnibus Incentive Plan. These shares will become eligible for sale in the public market once those shares are issued, subject to various vesting agreements, lock-up agreements, and Rule 144, as applicable.

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

Affiliates of Wellspring will continue to be able to significantly influence our decisions and their interests may conflict with ours or yours in the future.

As of July 1, 2017, affiliates of Wellspring beneficially own approximately 15.6% of our common stock. As a result, investment funds associated with or designated by affiliates of Wellspring have the ability to elect a member of our Board of Directors and thereby to continue to influence our policies and operations, including the appointment of management, future issuances of our common stock or other securities, the payment of dividends, if any, on our common stock, the incurrence or modification of debt by us, amendments to our amended and restated certificate of incorporation and amended and restated bylaws and the entering into of extraordinary transactions, and their interests may not in all cases be aligned with your interests. In addition, Wellspring may have an interest in pursuing acquisitions, divestitures and other transactions that, in its judgment, could enhance its investment, even though such transactions might involve risks to you. For example, Wellspring may have an interest in our making acquisitions that increase our indebtedness or selling revenue-generating assets. Additionally, in certain circumstances, acquisitions of debt at a discount by purchasers that are related to a debtor can give rise to cancellation of indebtedness income to such debtor for U.S. federal income tax purposes.

Wellspring is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us.

Our amended and restated certificate of incorporation provides that neither Wellspring nor any of its affiliates or any director who is not employed by us (including any non-employee director who serves as one of our officers in both his director and officer capacities) or his or her affiliates has any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. Wellspring also may pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. So long as Wellspring continues to own a significant amount of our combined voting power, even though such amount is less than 50%, Wellspring will continue to be able to strongly influence or effectively control our decisions and, so long as Wellspring and its affiliates collectively own at least 5% of all outstanding shares of our stock entitled to vote generally in the election of directors, Wellspring will be able to appoint an individual to our Board of Directors under our stockholders agreement.

If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.

We are subject to the reporting requirements of the Exchange Act and requirements pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. We expect that these requirements will continue to cause significant legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming, and costly, and place strain on our personnel, systems, and resources.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are also required to make a formal assessment and provide an annual management report on the effectiveness of our internal control over financial reporting, which must be attested to by our independent registered public accounting firm. In order to maintain the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, resources, including accounting-related costs and management oversight.

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to maintain or develop effective controls or any difficulties encountered in their implementation or improvement could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Ineffective disclosure controls and procedures and internal control over financial reporting could cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock. If we identify any significant deficiencies or material weaknesses in the future, or encounter problems or delays in the implementation of internal controls over financial reporting, we may be unable to conclude that our internal control over financial reporting is effective.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

As of July 1, 2017, we operated 73 distribution centers across our three reportable segments and 3 distribution centers through our Corporate and All Other segment. Of our 76 facilities, we owned 34 facilities and leased the remaining 42 facilities. Our Performance Foodservice segment operated 37 distribution centers and had an average square footage of approximately 200,000 square feet per facility. Our PFG Customized segment operated eight distribution centers and had an average square footage of over 200,000 square feet per facility. Our Vistar segment operated 28 distribution centers and had an average square footage of over 100,000 square feet per facility. Our Corporate and All Other segment operated 3 distribution centers and had an average square footage of approximately 50,000 square feet per facility.

State	Performance Foodservice	Vistar	PFG Customized	Corporate and All Other	Total
Arizona	1	2	—	—	3
Arkansas	1	—	—	—	1
California	3	3	1	—	7
Colorado	1	1	—	—	2
Connecticut	—	1	—	—	1
Florida	3	2	1	2	8
Georgia	2	1	—	—	3
Illinois	2	2	—	—	4
Indiana	—	—	1	—	1
Kentucky	1	1	—	—	2
Louisiana	1	—	—	—	1
Maine	1	—	—	—	1
Maryland	1	—	1	—	2
Massachusetts	1	—	—	1	2
Michigan	—	1	—	—	1
Minnesota	1	1	—	—	2
Mississippi	1	1	—	—	2
Missouri	2	1	—	—	3
Nevada	—	1	—	—	1
New Jersey	3	3	1	—	7
North Carolina	1	1	—	—	2
Ohio	2	1	—	—	3
Oregon	1	1	—	—	2
Pennsylvania	—	1	—	—	1
South Carolina	1	—	1	—	2
Tennessee	2	1	1	—	4
Texas	4	2	1	—	7
Virginia	1	—	—	—	1

Total	37	28	8	3	76

Our Performance Foodservice customers are generally located no more than 200 miles from one of our distribution facilities. Of the 37 Performance Foodservice distribution centers, eight have meat cutting operations that provide custom-cut meat products to our customers and one has a seafood processing operation that provides custom-cut and packed seafood to its customers and our other distribution centers. Our PFG Customized customers are generally located no more than 450 miles from one of our distribution facilities. In addition to the 28 distribution centers operated by Vistar, Vistar has seven cash-and-carry Merchant’s Mart facilities. Customer orders are typically assembled in our distribution facilities and then sorted, placed on pallets, and loaded onto trucks and trailers in delivery sequence. Deliveries are generally made in large tractor-trailers that we usually lease. We use integrated computer systems to design and track efficient route sequences for the delivery of our products.

Our distribution center leases are on average 17.1 years in duration. Rent on our leases is typically set at a fixed annual rate, paid monthly.

Our properties also include a combined headquarters facility for our corporate offices and the Performance Foodservice segment that is located in Richmond, Virginia; a headquarters facility for PFG Customized that is located in Tennessee; and a headquarters facility for Vistar that is located in Colorado.

Item 3. Legal Proceedings

We are a party to various claims, lawsuits and other legal proceedings arising out of the ordinary course and conduct of our business. We have insurance policies covering certain potential losses where such coverage is cost effective. As discussed below, we have accrued $2.3 million of anticipated settlement costs with respect to one pending lawsuit. For matters not specifically discussed below, although the outcomes of the claims, lawsuits and other legal proceedings to which we are a party are not determinable at this time, in our opinion, any additional liability that we might incur upon the resolution of the claims and lawsuits beyond the amounts already accrued is not expected, individually or in the aggregate, to have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

U.S. Equal Employment Opportunity Commission Lawsuit. In March 2009, the Baltimore Equal Employment Opportunity Commission, or the “EEOC,” Field Office served us with company-wide (excluding, however, our Vistar and Roma Foodservice operations) subpoenas relating to alleged violations of the Equal Pay Act and Title VII of the Civil Rights Act (“Title VII”), seeking certain information from January 1, 2004 to a specified date in the first fiscal quarter of 2009. In August 2009, the EEOC moved to enforce the subpoenas in federal court in Maryland, and we opposed the motion. In February 2010, the court ruled that the subpoena related to the Equal Pay Act investigation was enforceable company-wide but on a narrower scope of data than the original subpoena sought (the court ruled that the subpoena was applicable to the transportation, logistics, and warehouse functions of our broadline distribution centers only and not to our PFG Customized distribution centers). We cooperated with the EEOC on the production of information. In September 2011, the EEOC notified us that the EEOC was terminating the investigation into alleged violations of the Equal Pay Act. In determinations issued in September 2012 by the EEOC with respect to the charges on which the EEOC had based its company-wide investigation, the EEOC concluded that we engaged in a pattern of denying hiring and promotion to a class of female applicants and employees into certain positions within the transportation, logistics, and warehouse functions within our broadline division in violation of Title VII. In June 2013, the EEOC filed suit in federal court in Baltimore against us. The litigation concerns two issues: (1) whether we unlawfully engaged in an ongoing pattern and practice of failing to hire female applicants into operations positions; and (2) whether we unlawfully failed to promote one of the three individuals who filed charges with the EEOC because of her being female. The EEOC seeks the following relief in the lawsuit: (1) to permanently enjoin us from denying employment to female applicants because of their sex and denying promotions to female employees because of their sex; (2) a court order mandating that we institute and carry out policies, procedures, practices and programs which provide equal employment opportunities for females; (3) back pay with prejudgment interest and compensatory damages for a former female employee and an alleged class of aggrieved female applicants; (4) punitive damages; and (5) costs. The court bifurcated the litigation into two phases. In the first phase, the jury will decide whether we engaged in a gender-based pattern and practice of discrimination and the individual claims of one former employee. If the EEOC prevails on all counts in the first phase, no monetary relief would be awarded, except possibly for the single individual’s claims, which would be immaterial. The remaining individual claims would then be tried in the second phase. At this stage in the proceedings, the Company cannot estimate either the number of individual trials that could occur in the second phase of the litigation or the value of those claims. For these reasons, we are unable to estimate any potential loss or range of loss in the event of an adverse finding in the first and second phases of the litigation. The parties are engaged in discovery. We intend to vigorously defend ourselves.

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

On October 4, 2016, we engaged in mediation with the plaintiffs, and on October 25, 2016, we indicated our non-binding agreement to settle the lawsuit on the basis of a settlement fund of $2.3 million, subject to negotiation of a mutually agreeable settlement agreement. On February 1, 2017, the parties filed a motion for preliminary approval of the settlement stipulation with the Court, and a hearing on that motion occurred on March 1, 2017, during which the court requested additional pleadings from the parties and continued the motion for preliminary approval until such pleadings were filed. The court held another hearing on the motion for preliminary approval on June 19, 2017, at which time preliminary approval was granted. Notice of the settlement stipulation was issued to the settlement class members on or about July 17, 2017. The notice period will close on October 6, 2017, and the final approval hearing has been set for November 6, 2017. Should the parties fail to receive final court approval, which is unanticipated, we intend to vigorously defend ourselves. As of July 1, 2017 the Company has accrued $2.3  million for this settlement.

Item 4. Mine Safety Disclosures

Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market and Price Range of Common Stock

Our common stock is listed on the New York Stock Exchange (“NYSE”) and began trading under the symbol “PFGC” on October 1, 2015. Prior to that time, there was no public market for our common stock. The following tables set forth for the periods indicated the high and low reported sale prices per share for our common stock, as reported on the NYSE:

	High	Low
Fiscal Year Ended July 1, 2017
First Quarter	$28.07	$23.07
Second Quarter	$25.44	$19.95
Third Quarter	$24.40	$21.70
Fourth Quarter	$29.13	$23.20

	High	Low
Fiscal Year Ended July 2, 2016
Second Quarter (from October 1, 2015)	$25.22	$18.72
Third Quarter	$25.46	$20.00
Fourth Quarter	$28.13	$22.88

Approximate Number of Common Shareholders

At the close of business on August 16, 2017, there were approximately 200 holders of record of our shares of common stock. This stockholder figure does not include a substantially greater number of holders whose shares are held of record by banks, brokers and other financial institutions.

Dividends

We have no current plans to pay dividends on our common stock. In addition, our ability to pay dividends is limited by covenants in the agreements governing our existing indebtedness and may be further limited by the agreements governing other indebtedness we or our subsidiaries incur in the future. See “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Activities.” Any decision to declare and pay dividends in the future will be made at the sole discretion of our Board of Directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions, and other factors that our Board of Directors may deem relevant. Because we are a holding company, and have no direct operations, we will only be able to pay dividends from funds we receive from our subsidiaries.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer

The following table provides information relating to our purchases of the Company’s common stock during the fourth quarter of fiscal 2017.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 2, 2017—April 29, 2017	164	$24.15	—	—
April 30, 2017—May 27, 2017	85,367	$27.60	—	—
May 28, 2017—July 1, 2017	—	—	—	—
Total	85,531	$27.59	—	—

(1)	During the fourth quarter of fiscal 2017, the Company purchased 85,531 shares of the Company’s common stock in transactions unrelated to a publicly announced plan or program. These transactions consisted of acquisitions of shares of the Company’s common stock via share withholding for payroll tax obligations due from employees in connection with the delivery of shares of the Company’s common stock under our incentive plans.

Item 6. Selected Financial Data

The selected statements of operations data for fiscal years 2017, 2016, and 2015, and the related selected balance sheet data as of fiscal years ending in 2017 and 2016, have been derived from our audited consolidated financial statements included in Item 8. Financial Statements and Supplementary Data. The selected historical consolidated statement of operations data for fiscal years 2014 and 2013 and the selected balance sheet data as of fiscal years ended 2015, 2014, and 2013, have been derived from our consolidated financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results expected for any future period.

You should read the selected consolidated financial data below together with our audited consolidated financial statements, including the related notes thereto, included in Item 8. Financial Statements and Supplementary Data, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7.

	For the fiscal year ended(1)
	July 1, 2017	July 2, 2016	June 27, 2015	June 28, 2014	June 29, 2013
	(dollars in millions, except per share data)
Statement of Operations Data:
Net sales	$16,761.8	$16,104.8	$15,270.0	$13,685.7	$12,826.5
Cost of goods sold	14,637.0	14,094.8	13,421.7	11,988.5	11,243.8

Gross profit	2,124.8	2,010.0	1,848.3	1,697.2	1,582.7
Operating expenses	1,913.8	1,807.8	1,688.2	1,581.6	1,468.0

Operating profit	211.0	202.2	160.1	115.6	114.7
Interest expense(2)	54.9	83.9	85.7	86.1	95.9
Other, net	(1.6)	3.8	(22.2)	(0.7)	(0.7)

Other expense, net	53.3	87.7	63.5	85.4	95.2
Income before taxes	157.7	114.5	96.6	30.2	19.5
Income tax expense(3)	61.4	46.2	40.1	14.7	11.1

Net income	$96.3	$68.3	$56.5	$15.5	$8.4

Per Share Data:
Basic net income per share	$0.96	$0.71	$0.65	$0.18	$0.10
Diluted net income per share	$0.93	$0.70	$0.64	$0.18	$0.10
Weighted-average number of shares used in per share amounts
Basic	100,236,486	96,451,931	86,874,727	86,868,452	86,864,606
Diluted	103,036,723	98,128,626	87,613,698	87,533,324	87,458,530
Dividends declared per share	—	—	—	—	$2.53

	As of
	July 1, 2017	July 2, 2016	June 27, 2015	June 28, 2014	June 29, 2013
	(dollars in millions)
Balance Sheet Data:
Cash and cash equivalents	$8.1	$10.9	$9.2	$5.3	$14.1
Total assets	3,804.1	3,455.4	3,353.5	3,199.6	3,006.8
Total debt	1,297.6	1,145.5	1,422.6	1,435.1	1,455.3
Total shareholders’ equity	925.5	802.8	493.0	434.1	420.0

(1)	Fiscal years 2017, 2015, 2014, and 2013 contained 52 weeks consisting of 364 days and fiscal year 2016 contained 53 weeks consisting of 371 days.
(2)	Interest expense includes $4.0 million, $7.3 million, $8.0 million, $6.6 million, and $11.1 million of reclassification adjustments for changes in fair value of interest rate swaps for fiscal 2017, 2016, fiscal 2015, fiscal 2014, and fiscal 2013, respectively. Fiscal 2016 also includes $9.4 million loss on extinguishment and $5.5 million accelerated amortization of original issue discount and financing costs. Fiscal 2013 also includes $2.0 million loss on extinguishment.
(3)	As a result of the adoption of ASU 2016-09, income tax expense for fiscal 2017 includes excess tax benefits of $5.3 million related to exercised and vested share-based compensation awards. Refer to Note 3 Recently Issued Accounting Pronouncements to the audited consolidated financial statements included in Item 8 Financial Statements and Supplementary Data, for further discussion. Income tax expense also includes $1.5 million, $2.9 million, $3.1 million, $2.6 million, and $4.3 million tax benefit from reclassification adjustments for fiscal 2017, 2016, fiscal 2015, fiscal 2014, and fiscal 2013, respectively, related to the reclassification adjustments for change in fair value of interest rate swaps referred to in note (2).

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

Our Company

We market and distribute over 150,000 food and food-related products to customers across the United States from approximately 76 distribution facilities to over 150,000 customer locations in the “food-away-from-home” industry. We offer our customers a broad assortment of products including our proprietary-branded products, nationally-branded products, and products bearing our customers’ brands. Our product assortment ranges from “center-of-the-plate” items (such as beef, pork, poultry, and seafood), frozen foods, and groceries to candy, snacks, and beverages. We also sell disposables, cleaning and kitchen supplies, and related products used by our customers. In addition to the products we offer to our customers, we provide value-added services by allowing our customers to benefit from our industry knowledge, scale, and expertise in the areas of product selection and procurement, menu development, and operational strategy.

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

The Company’s fiscal year ends on the Saturday nearest to June 30th. This resulted in a 52-week year for fiscal 2017 and fiscal 2015 and a 53-week year for fiscal 2016. References to “fiscal 2017” are to the 52-week period ended July 1, 2017, references to “fiscal 2016” are to the 53-week period ended July 2, 2016, and references to “fiscal 2015” are to the 52-week period ended June 27, 2015.

Recent Trends and Initiatives

Our case volume has grown in each quarter over the comparable prior fiscal year quarter, starting in the second quarter of fiscal 2010 and continuing through the most recent quarter. We believe that we gained industry share during fiscal 2017 given that we have grown our sales more rapidly than the industry growth rate forecasted by Technomic, a research and consulting firm serving the food and food related industry. Our Net income increased 41.0% and Adjusted EBITDA increased 6.6% from fiscal 2016 to fiscal 2017, primarily driven by case growth, partially offset by the 53rd week in fiscal 2016. Case volume grew 4.1% in fiscal 2017 compared to fiscal 2016 and grew 6.2% excluding the extra week in fiscal 2016. Gross profit dollars rose 5.7% in fiscal 2017 versus the prior year, which was faster than case growth, primarily as a result of shifting our channel mix toward higher gross margin customers and shifting our product mix toward sales of Performance Brands. Our operating expenses in fiscal 2017 compared to fiscal 2016 rose 5.9% as a result of increases in case volume, strategic investments, compensation and other personnel benefits, and insurance expense.

Key Factors Affecting Our Business

We believe that our performance is principally affected by the following key factors:

•	Changing demographic and macroeconomic trends. The share of consumer spending captured by the food-away-from-home industry increased steadily for several decades and paused during the recession that began in 2008. Following the recession, the share has again increased as a result of increasing employment, rising disposable income, increases in the number of restaurants, and favorable demographic trends, such as smaller household sizes, an increasing number of dual income households, and an aging population base that spends more per capita at foodservice establishments. The foodservice distribution industry is also sensitive to national and regional economic conditions, such as changes in consumer spending, changes in consumer confidence, and changes in the prices of certain goods.

•	Food distribution market structure. We are the third largest foodservice distributer by revenue in the United States behind Sysco and US Foods, which are both national broadline distributors. The balance of the market consists of a wide spectrum of companies ranging from businesses selling a single category of product (e.g., produce) to large regional broadline distributors with many distribution centers and thousands of products across all categories. We believe our scale enables us to invest in our Performance Brands, to benefit from economies of scale in purchasing and procurement, and to drive supply chain efficiencies that enhance our customers’ satisfaction and profitability. We believe that the relative growth of larger foodservice distributors will continue to outpace that of smaller, independent players in our industry.

•	Our ability to successfully execute our segment strategies and implement our initiatives. Our performance will continue to depend on our ability to successfully execute our segment strategies and to implement our current and future initiatives. The key strategies include focusing on Street sales and Performance Brands, pursuing new customers for all three of our reportable segments, expansion of geographies, utilizing our infrastructure to gain further operating and purchasing efficiencies, and making strategic acquisitions.

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

Adjusted EBITDA is not defined under U.S. GAAP and is subject to important limitations. We believe that the presentation of Adjusted EBITDA is useful to investors because it is frequently used by securities analysts, investors, and other interested parties, including our lenders under the ABL Facility (as defined below under “—Liquidity and Capital Resources”) and holders of our Notes (as defined below under “—Liquidity and Capital Resources”), in their evaluation of the operating performance of companies in industries similar to ours. In addition, targets based on Adjusted EBITDA are among the measures we use to evaluate our management’s performance for purposes of determining their compensation under our incentive plans.

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

Results of Operations, EBITDA, and Adjusted EBITDA

The following table sets forth a summary of our results of operations, EBITDA, and Adjusted EBITDA for the periods indicated (dollars in millions, except per share data):

	Fiscal Year Ended			Fiscal 2017		Fiscal 2016
	July 1, 2017	July 2, 2016	June 27, 2015	Change	%	Change	%
Net sales	$16,761.8	$16,104.8	$15,270.0	$657.0	4.1	$834.8	5.5
Cost of goods sold	14,637.0	14,094.8	13,421.7	542.2	3.8	673.1	5.0

Gross profit	2,124.8	2,010.0	1,848.3	114.8	5.7	161.7	8.7
Operating expenses	1,913.8	1,807.8	1,688.2	106.0	5.9	119.6	7.1

Operating profit	211.0	202.2	160.1	8.8	4.4	42.1	26.3
Other expense, net
Interest expense	54.9	83.9	85.7	(29.0)	(34.6)	(1.8)	(2.1)
Other, net	(1.6)	3.8	(22.2)	(5.4)	N/M	26.0	N/M

Other expense, net	53.3	87.7	63.5	(34.4)	(39.2)	24.2	38.1
Income before income taxes	157.7	114.5	96.6	43.2	37.7	17.9	18.5
Income tax expense	61.4	46.2	40.1	15.2	32.9	6.1	15.2

Net income	$96.3	$68.3	$56.5	$28.0	41.0	$11.8	20.9

EBITDA	$338.7	$317.0	$303.6	$21.7	6.8	$13.4	4.4
Adjusted EBITDA	$390.7	$366.6	$328.6	$24.1	6.6	$38.0	11.6
Weighted-average common shares outstanding:
Basic	100,236,486	96,451,931	86,874,727	3,784,555	3.9	9,577,204	11.0
Diluted	103,036,723	98,128,626	87,613,698	4,908,097	5.0	10,514,928	12.0
Earnings per common share:
Basic	$0.96	$0.71	$0.65	$0.25	35.2	$0.06	9.2
Diluted	$0.93	$0.70	$0.64	$0.23	32.9	$0.06	9.4

We believe that the most directly comparable GAAP measure to EBITDA and Adjusted EBITDA is net income. The following table reconciles EBITDA and Adjusted EBITDA to net income for the periods presented:

	For the fiscal year ended
	July 1, 2017	July 2, 2016	June 27, 2015
	(dollars in millions)
Net income	$96.3	$68.3	$56.5
Interest expense(1)	54.9	83.9	85.7
Income tax expense	61.4	46.2	40.1
Depreciation	91.5	80.5	76.3
Amortization of intangible assets	34.6	38.1	45.0

EBITDA	338.7	317.0	303.6
Non-cash items(2)	18.8	18.2	2.5
Acquisition, integration and reorganization(3)	17.3	9.4	0.4
Non-recurring items(4)	—	1.7	5.1
Productivity initiatives(5)	10.6	11.6	8.3
Multiemployer plan withdrawal(6)	—	—	2.8
Other adjustment items(7)	5.3	8.7	5.9

Adjusted EBITDA	$390.7	$366.6	$328.6

(1)	Includes a $9.4 million loss on extinguishment and $5.5 million of accelerated amortization of original issuance discount and deferred financing costs during fiscal 2016.

(2)	Includes adjustments for non-cash charges arising from stock-based compensation, interest rate swap hedge ineffectiveness, and gain/loss on disposal of assets. Stock-based compensation cost was $17.3 million, $17.2 million and $1.2 million for fiscal 2017, fiscal 2016 and fiscal 2015, respectively. In addition, this includes an increase (decrease) in the LIFO reserve of $2.6 million, $(1.5) million and $1.7 million for fiscal 2017, fiscal 2016, and fiscal 2015, respectively.
(3)	Includes professional fees and other costs related to completed and abandoned acquisitions; in fiscal 2015 these fees are net of a $25.0 million termination fee related to the terminated agreement to acquire 11 US Foods facilities from Sysco and US Foods, costs of integrating certain of our facilities, facility closing costs, advisory fees paid to Blackstone and Wellspring, and offering fees.
(4)	Consists primarily of an expense related to our withdrawal from a purchasing cooperative of which we were a member, pre-acquisition worker’s compensation claims related to an insurance company that went into liquidation, a legal settlement expense, and amounts received from business interruption insurance because of weather related or other one-time events.
(5)	Consists primarily of professional fees and related expenses associated with productivity initiatives.
(6)	Includes amounts related to the withdrawal from the Central States Southeast and Southwest Areas Pension Fund. See Note 15 Commitments and Contingencies to the audited consolidated financial statements included in Item 8. Financial Statements and Supplementary Data.
(7)	Consists primarily of changes in fair value and costs related to settlements on our fuel collar derivatives, certain financing transactions, lease amendments, and franchise tax expense and other adjustments permitted by our credit agreements.

Consolidated Results of Operations

Fiscal year ended July 1, 2017 compared to fiscal year ended July 2, 2016

Net Sales

Net sales growth is primarily a function of case growth, pricing (which is primarily based on product inflation/deflation), and a changing mix of customers, channels, and product categories sold. Net sales increased $657.0 million, or 4.1%, in fiscal 2017 compared to fiscal 2016. The increase in net sales was primarily attributable to case growth in Performance Foodservice, particularly in the Street channel, and sales growth in Vistar, particularly in the retail, theater, vending, and hospitality channels partially offset by the 53rd week in fiscal year 2016. Net sales for the extra week in fiscal 2016 were approximately $312.4 million. Net sales growth was driven by case volume growth of 4.1% in fiscal 2017 compared to fiscal 2016. Excluding the impact of the 53rd week in fiscal 2016, case volume increased 6.2% compared to the prior year.

Gross Profit

Gross profit increased $114.8 million, or 5.7%, for fiscal 2017 compared to fiscal 2016. The increase in gross profit was the result of growth in cases sold and a higher gross profit per case, which in turn was the result of selling an improved mix of channels and products, partially offset by the 53rd week in fiscal 2016. Within Performance Foodservice, case growth to Street customers positively affected gross profit per case. Street customers typically receive more services from us, cost more to serve, and pay a higher gross profit per case than other customers. Also, in fiscal 2017, Performance Foodservice grew our Performance Brand sales, which have higher gross profit per case compared to the other brands we sell. See “—Segment Results—Performance Foodservice” below for additional discussion. The Company estimates that the gross profit for the extra week in fiscal 2016 was approximately $40.1 million.

Operating Expenses

Operating expenses increased $106.0 million, or 5.9%, for fiscal 2017 compared to fiscal 2016. The increase in operating expenses was primarily driven by the increase in case volume and the resulting impact on variable operational and selling expenses, as well as investments associated with expansion of geographies served in the dollar store channel, transition of business within PFG Customized and the opening of our automated retail facility within the Vistar segment. Additionally, operating expenses increased for fiscal year 2017 as a result of an $8.4 million increase in insurance expense primarily related to workers compensation and professional and legal fees including settlements of $3.0 million. The increase was partially offset by the 53rd week in fiscal 2016. Operating expenses for the extra week is fiscal 2016 were approximately $35.3 million.

Depreciation and amortization of intangible assets increased from $118.6 million in fiscal 2016 to $126.1 million in fiscal 2017, an increase of 6.3%. Depreciation of fixed assets increased as a result of larger capital outlays to support our growth, as well as recent acquisitions. This increase was partially offset by decreases in amortization since certain intangibles are now fully amortized compared to the prior year.

Net Income

Net income increased by $28.0 million, or 41.0%, to $96.3 million for fiscal 2017 compared to fiscal 2016. The increase in net income was attributable to an $8.8 million increase in operating profit, a $29.0 million decrease in interest expense, and a $5.4 million decrease in other expense, partially offset by a $15.2 million increase in income tax expense. The Company estimates that net income for the extra week in fiscal 2016 was approximately $2.1 million.

The increase in operating profit was a result of the increase in gross profit discussed above, partially offset by the increase in operating expenses. The decrease in interest expense was primarily the result of lower average interest rates during fiscal 2017 compared to fiscal 2016 and a $9.4 million loss on extinguishment of debt and $5.5 million of accelerated amortization of original issuance discount and deferred financing costs in fiscal 2016.

The $5.4 million decrease in other expense related primarily to a $4.7 million decrease in expense related to settlements on our derivatives and a $2.0 million increase in income from hedge ineffectiveness in fiscal 2017 compared to fiscal 2016. These increases were partially offset by a $1.2 million decrease in non-cash income primarily related to the change in fair value of our derivatives for fiscal 2017 compared to fiscal 2016.

The increase in income tax expense was primarily a result of the increase in income before taxes, partially offset by a decrease in the effective tax rate. Our effective tax rate in fiscal 2017 was 39.0% compared to 40.3% in fiscal 2016. The decrease in the effective tax rate was a result of an increase in other permanent deductions and a reduction in non-deductible expenses and state income tax as a percentage of income before taxes. Since non-deductible expenses tend to be relatively constant, there is a favorable rate impact as income before taxes increases.

Fiscal year ended July 2, 2016 compared to fiscal year ended June 27, 2015

Net Sales

Net sales growth is primarily a function of case growth, pricing (which is primarily based on product inflation/deflation), and a changing mix of customers, channels, and product categories sold. Net sales increased $834.8 million, or 5.5%, in fiscal 2016 compared to fiscal 2015. The increase in net sales was primarily attributable to the 53rd week in fiscal year 2016, case growth in Performance Foodservice, particularly in the Street channel, and sales growth in Vistar, particularly their retail, theater, vending, and hospitality channels. Net sales for the extra week in fiscal 2016 were approximately $312.4 million.

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

Depreciation and amortization of intangible assets decreased from $121.3 million in fiscal 2015 to $118.6 million in fiscal 2016, a decrease of 2.2%. Decreases in amortization of intangible assets, since certain intangibles were fully amortized compared to the prior year, more than offset the increases in depreciation in fixed assets resulting from larger capital outlays to support our growth.

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

The following tables set forth net sales and EBITDA by segment for the periods indicated (dollars in millions):

Net Sales

	Fiscal Year Ended			Fiscal 2017		Fiscal 2016
	July 1, 2017	July 2, 2016	June 27, 2015	Change	%	Change	%
Performance Foodservice	$9,822.4	$9,616.3	$9,085.0	$206.1	2.1	$531.3	5.8
PFG Customized	3,820.8	3,782.1	3,752.9	38.7	1.0	29.2	0.8
Vistar	3,003.6	2,701.5	2,426.1	302.1	11.2	275.4	11.4
Corporate & All Other	347.8	220.5	191.6	127.3	57.7	28.9	15.1
Intersegment Eliminations	(232.8)	(215.6)	(185.6)	(17.2)	(8.0)	(30.0)	(16.2)

Total net sales	$16,761.8	$16,104.8	$15,270.0	$657.0	4.1	$834.8	5.5

EBITDA

	Fiscal Year Ended			Fiscal 2017		Fiscal 2016
	July 1, 2017	July 2, 2016	June 27, 2015	Change	%	Change	%
Performance Foodservice	$325.2	$307.0	$254.2	$18.2	5.9	$52.8	20.8
PFG Customized	25.3	34.1	36.5	(8.8)	(25.8)	(2.4)	(6.6)
Vistar	120.8	113.0	105.5	7.8	6.9	7.5	7.1
Corporate & All Other	(132.6)	(137.1)	(92.6)	4.5	3.3	(44.5)	(48.1)

Total EBITDA	$338.7	$317.0	$303.6	$21.7	6.8	$13.4	4.4

Segment Results—Performance Foodservice

Fiscal year ended July 1, 2017 compared to fiscal year ended July 2, 2016

Net Sales

Net sales for Performance Foodservice increased $206.1 million, or 2.1%, from fiscal 2016 to fiscal 2017. This increase in net sales was attributable to growth in cases sold, partially offset by the 53rd week in fiscal 2016. Net sales for the extra week in fiscal 2016 were approximately $188.0 million. Case growth in fiscal 2017 was driven by securing new Street customers and further penetrating existing customers. Securing new and expanded business with Street customers resulted in Street sales growth of approximately 4.6% in fiscal 2017 compared to fiscal 2016. For the year, Street sales as a percentage of total segment sales were 44.4%.

EBITDA

EBITDA for Performance Foodservice increased $18.2 million, or 5.9%, from fiscal 2016 to fiscal 2017. This increase was the result of an increase in gross profit, partially offset by an increase in operating expenses excluding depreciation and amortization. Gross profit increased by 4.4% in fiscal 2017, compared to the prior fiscal year, as a result of an increase in cases sold, as well as an increase in the gross profit per case, partially offset by gross profit of approximately $28.3 million in the extra week in fiscal 2016. The increase in gross profit per case was driven by a favorable shift in the mix of cases sold toward Street customers and Performance Brands, as well as by an increase in procurement gains. Street business has higher gross margins than Chain customers within this segment.

Operating expenses excluding depreciation and amortization for Performance Foodservice increased by $43.9 million, or 4.0%, from fiscal 2016 to fiscal 2017. Operating expenses increased as a result of an increase in case volume and the resulting impact on variable operational and selling expenses, as well as cost of living and other increases in compensation and benefits and increase in costs associated with insurance expense primarily related to workers’ compensation and vehicle liability of $5.9 million. These increases were partially offset by the extra week in fiscal 2016. The Company estimates that operating expenses excluding depreciation and amortization were approximately $21.2 million in the 53rd week of fiscal 2016.

Depreciation and amortization of intangible assets recorded in this segment decreased from $63.2 million in fiscal 2016 to $57.4 million in fiscal 2017, a decrease of 9.2%. These reductions were a result of a decrease in amortization of intangible assets since certain intangibles are now fully amortized.

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

Depreciation and amortization of intangible assets recorded in this segment decreased from $65.8 million in fiscal 2015 to $63.2 million in fiscal 2016, a decrease of 4.0%. These reductions were a result of a decrease in amortization of intangible assets since certain intangibles were fully amortized.

Segment Results—PFG Customized

Fiscal year ended July 1, 2017 compared to fiscal year ended July 2, 2016

Net Sales

Net sales for PFG Customized increased $38.7 million, or 1.0%, from fiscal 2016 to fiscal 2017. The increase in net sales was driven by the new business with Red Lobster in fiscal 2017, partially offset by the 53rd week in fiscal 2016. Net sales for the extra week in fiscal 2016 were approximately $70.2 million.

EBITDA

EBITDA for PFG Customized decreased $8.8 million, or 25.8%, from fiscal 2016 to fiscal 2017. The decrease was primarily attributable to a decrease in gross profit of $5.1 million, or 2.1%, and an increase in operating expenses, excluding depreciation and amortization. Gross profit for PFG Customized decreased primarily as a result of the 53rd week in fiscal 2016 and planned exits of some customers to free up capacity for the addition of the new business with Red Lobster. The Company estimates that gross profit was approximately $4.4 million for the extra week in fiscal 2016. In the first quarter of fiscal 2017 we began providing distribution solutions to a portion of Red Lobster’s restaurants and completed the transition during the second quarter of fiscal 2017.

Operating expenses, excluding depreciation and amortization, increased by $3.7 million, or 1.8%, in fiscal 2017, compared to the prior year primarily driven by $5.2 million related to the closing of a facility in Georgia, partially offset by $3.8 million of expense in the 53rd week in fiscal 2016.

Depreciation and amortization of intangible assets recorded in this segment increased from $15.4 million in fiscal 2016 to $16.1 million in fiscal 2017, an increase of 4.5%. The increase was primarily a result of the accelerated amortization of customer relationship intangible assets in the first quarter of fiscal 2017 due to volume declines for certain customers.

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

Depreciation and amortization of intangible assets recorded in this segment decreased from $15.7 million in fiscal 2015 to $15.4 million in fiscal 2016, a decrease of 1.9%. The decrease was primarily a result of a decrease in amortization of intangible assets, since certain intangibles were fully amortized, partially offset by increases of depreciation in fixed assets.

Segment Results—Vistar

Fiscal year ended July 1, 2017 compared to fiscal year ended July 2, 2016

Net Sales

Net sales for Vistar increased $302.1 million, or 11.2%, from fiscal 2016 to fiscal 2017. This increase was driven by case sales growth in the segment’s retail, theater, vending, and hospitality channels and recent acquisitions, partially offset by net sales of approximately $54.1 million in the 53rd week in fiscal 2016.

EBITDA

EBITDA for Vistar increased $7.8 million, or 6.9%, from fiscal 2016 to fiscal 2017. This increase in EBITDA was the result of gross profit dollar growth increasing faster than operating expense dollar growth, excluding depreciation and amortization. Gross profit dollar growth of $39.2 million, or 11.0% for fiscal 2017 compared to fiscal 2016, was driven by an increase in the number of cases sold and recent acquisitions, partially offset by gross profit of approximately $7.0 million in the 53rd week in fiscal 2016.

Operating expense dollar growth, excluding depreciation and amortization, increased $30.8 million, or 12.7%, for fiscal 2017. Operating expenses increased primarily as a result of investments associated with expansion of geographies served in the dollar store channel, additional expenses related to recent acquisitions and an increase associated with the fourth quarter fiscal 2016 opening of our automated retail facility, partially offset by the 53rd week in fiscal 2016. The Company estimates that operating expenses excluding depreciation and amortization were approximately $4.9 million in the 53rd week of fiscal 2016.

Depreciation and amortization of intangible assets recorded in this segment increased from $18.2 million in fiscal 2016 to $24.6 million in fiscal 2017, an increase of 35.2%. Amortization of intangible assets increased as a result of acquisitions over the past year. Depreciation of fixed assets increased as a result of capital outlays primarily related to fleet.

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

Segment Results—Corporate & All Other

Fiscal year ended July 1, 2017 compared to fiscal year ended July 2, 2016

Net Sales

Net sales for Corporate & All Other increased $127.3 million from fiscal 2016 to fiscal 2017. The increase was primarily attributable to recent acquisitions and an increase in logistics services provided to our other segments, partially offset by net sales of approximately $4.4 million in the 53rd week of fiscal 2016.

EBITDA

EBITDA for Corporate & All Other was a negative $132.6 million for fiscal 2017 compared to a negative $137.1 million for fiscal 2016. The improvement in EBITDA was primarily driven by recent acquisitions and a $5.5 million decrease in other expenses related to derivative activity, partially offset by an increase in personnel expenses and a $0.8 million increase in professional and legal fees including settlements.

Depreciation and amortization of intangible assets recorded in this segment increased from $21.8 million in fiscal 2016 to $28.0 million in fiscal 2017. The increase was primarily a result of amortization related to recent acquisitions.

Fiscal year ended July 2, 2016 compared to fiscal year ended June 27, 2015

Net Sales

Net sales for Corporate & All Other increased $28.9 million from fiscal 2015 to fiscal 2016. The increase was primarily attributable to net sales of approximately $4.4 million in the 53rd week of fiscal 2016 and an increase in logistics services provided to our other segments.

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

Financial information for each quarter of fiscal 2017 and fiscal 2016 is set forth below:

Fiscal Year Ended July 1, 2017
(dollars in millions, except share and per share data)	Q1	Q2	Q3	Q4
Net sales	$4,046.1	$4,051.8	$4,235.0	$4,428.9
Cost of goods sold	3,534.8	3,534.6	3,713.6	3,854.0

Gross profit	511.3	517.2	521.4	574.9
Operating expenses	479.7	465.9	474.7	493.5

Operating profit	31.6	51.3	46.7	81.4

Other expense, net:
Interest expense	12.9	13.6	14.0	14.4
Other, net	(0.8)	(0.5)	(0.2)	(0.1)

Other expense, net	12.1	13.1	13.8	14.3

Income before taxes	19.5	38.2	32.9	67.1
Income tax expense	7.3	15.3	12.1	26.7

Net income	$12.2	$22.9	$20.8	$40.4

Weighted-average common shares outstanding:
Basic	99,950,484	100,112,604	100,277,231	100,605,626
Diluted	102,841,812	102,650,384	102,805,722	103,695,327
Earnings per common share:
Basic	$0.12	$0.23	$0.21	$0.40
Diluted	$0.12	$0.22	$0.20	$0.39

Fiscal Year Ended July 2, 2016
(dollars in millions, except share and per share data)	Q1	Q2	Q3	Q4
Net sales	$3,928.9	$3,893.9	$3,909.1	$4,372.9
Cost of goods sold	3,447.8	3,407.1	3,428.3	3,811.6

Gross profit	481.1	486.8	480.8	561.3
Operating expenses	437.1	433.0	443.2	494.5

Operating profit	44.0	53.8	37.6	66.8

Other expense, net:
Interest expense	21.0	23.3	21.6	18.0
Other, net	2.2	1.0	0.5	0.1

Other expense, net	23.2	24.3	22.1	18.1

Income before taxes	20.8	29.5	15.5	48.7
Income tax expense	8.6	12.0	6.1	19.5

Net income	$12.2	$17.5	$9.4	$29.2

Weighted-average common shares outstanding:
Basic	86,885,548	99,107,828	99,698,267	99,833,658
Diluted	87,653,160	100,367,528	101,360,286	101,839,515
Earnings per common share:
Basic	$0.14	$0.18	$0.09	$0.29
Diluted	$0.14	$0.17	$0.09	$0.29

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

At July 1, 2017, our cash balance totaled $8.1 million, while our cash balance totaled $10.9 million at July 2, 2016. This decrease in cash during fiscal 2017 was attributable to net cash used in investing activities of $332.0 million, partially offset by net cash provided by operating activities of $201.7 million and financing activities of $127.5 million. We borrow under our Second Amended and Restated Credit Agreement (the “ABL Facility”) or pay it down regularly based on our cash flows from operating and investing activities. Our practice is to minimize interest expense while maintaining reasonable liquidity.

As market conditions warrant, we and our major stockholders, including Wellspring, may from time to time, depending upon market conditions, seek to repurchase our securities or loans in privately negotiated or open market transactions, by tender offer or otherwise.

On October 6, 2015, we completed our initial public offering (“IPO”) of 16,675,000 shares of common stock for an offering price of $19.00 per share ($17.955 per share net of underwriting discounts), including the exercise in full by the underwriters of their option to purchase additional shares. We sold an aggregate of 12,777,325 shares of such common stock and certain selling stockholders sold 3,897,675 shares. The aggregate offering price of the amount of newly issued common stock was $242.8 million. In connection with the offering, we paid the underwriters a discount of $1.045 per share, for a total underwriting discount of $13.4 million. In addition, we incurred direct offering expenses consisting of legal, accounting, and printing costs of $5.8 million in connection with the IPO, of which $3.0 million was paid during fiscal 2016. We used the net offering proceeds to us after deducting the underwriting discount and our direct offering expenses to repay $223.0 million aggregate principal amount of indebtedness under a Credit Agreement providing for a term loan facility (the “Term Facility”). We used the remainder of the net proceeds for general corporate purposes.

On February 1, 2016, Performance Food Group, Inc. amended and restated the ABL Facility to increase the aggregate principal amount from $1.4 billion to $1.6 billion, lower interest rates for LIBOR based loans, extend the maturity from May 2017 to February 2021, and modify triggers and provisions related to certain reporting, financial, and negative covenants. The total size of the facility immediately increased the effective borrowing capacity under the ABL Facility since borrowing base assets exceeded the facility size prior to the amendment. Approximately $6.8 million of fees and expenses have been incurred for the amendment, which were included as deferred financing costs and will be amortized over the remaining term of the ABL Facility. Of this amount, $6.6 million was paid during fiscal 2016. In connection with the closing of this amendment, Performance Food Group, Inc. borrowed $200.0 million under the ABL Facility and used the proceeds to repay $200.0 million aggregate principal amount of loans under the Term Loan Facility.

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

On August 3, 2017, PFGC, Inc. and Performance Food Group, Inc., each a wholly-owned subsidiary of the Company, entered into the First Amendment to Second Amended and Restated Credit Agreement (the “Amendment”) with Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent, and the other lenders party thereto, which amended the ABL Facility. The Amendment amended the ABL Facility by, among other things, (i) increasing the aggregate principal amount under the ABL Facility from $1.6 billion to $1.95 billion by increasing Tranche A Commitments by $325.0 million and the Tranche A-1 Commitments by $25.0 million and (ii) maintaining the level of additional commitments permitted, excluding the additional commitments effected pursuant to the Amendment, at $800.0 million under uncommitted incremental facilities.

Operating Activities

Fiscal year ended July 1, 2017 compared to fiscal year ended July 2, 2016

During fiscal 2017 and fiscal 2016, our operating activities provided cash flow of $201.7 million and $235.8 million, respectively.

Fiscal 2016 cash flows provided by operating activities included a $25.0 million break-up fee payment received related to the terminated agreement to acquire 11 US Foods facilities from Sysco and US Foods. Excluding this fee, cash flows provided by operating activities during fiscal 2016 were $210.8 million. The remaining $9.1 million decrease, excluding the break-up fee payment, in cash flows provided by operating activities for fiscal 2017 compared to fiscal 2016 was largely driven by an increase in our net working capital investment, partially offset by lower cash income tax payments as a result of timing of the payments and lower cash interest payments as a result of debt pay down associated with the IPO and subsequent refinancings, as well as changes in the timing of payments. Our net working capital, which includes accounts receivable, inventories, accounts payable and outstanding checks in excess of deposits, fluctuates with our sales growth.

Fiscal year ended July 2, 2016 compared to fiscal year ended June 27, 2015

During fiscal 2016 and fiscal 2015, our operating activities provided cash flow of $235.8 million and $127.4 million, respectively.

The increase in cash flows provided by operating activities for fiscal 2016 compared to fiscal 2015 was largely driven by lower net working capital investment. Our net working capital, which includes accounts receivable, inventories, accounts payable and outstanding checks in excess of deposits, fluctuates with our sales growth.

Investing Activities

Cash used in investing activities totaled $332.0 million in fiscal 2017 compared to $157.6 million in fiscal 2016 and $100.7 million in fiscal 2015. These investments consisted primarily of capital purchases of property, plant, and equipment of $140.2 million, $119.7 million and $98.6 million for fiscal years 2017, 2016 and 2015, respectively, and payments for business acquisitions of $192.9 million, $39.0 million and $0.4 million for fiscal years 2017, 2016 and 2015, respectively. In fiscal 2017, purchases of property, plant, and equipment primarily consisted of equipment, transportation and information technology, as well as outlays for warehouse expansions and improvements.

The following table presents the capital purchases of property, plant, and equipment by segment:

	Fiscal Year Ended
(Dollars in millions)	July 1, 2017	July 2, 2016	June 27, 2015
Performance Foodservice	$91.6	$67.5	$41.8
PFG Customized	9.5	8.2	7.8
Vistar	6.4	13.4	14.5
Corporate & All Other	32.7	30.6	34.5

Total capital purchases of property, plant and equipment	$140.2	$119.7	$98.6

As of July 1, 2017, the Company had commitments of $10.7 million for capital projects related to warehouse expansion and improvements. The Company anticipates using borrowings from the ABL Facility and lease financing to fulfill these commitments.

Financing Activities

During fiscal 2017, net cash provided by financing activities was $127.5 million, which consisted primarily of $134.9 million in net borrowings under our ABL Facility.

During fiscal 2016, net cash used in financing activities was $76.5 million, which consisted primarily of payments of $736.9 million on our Term Loan Facility, partially offset by $350.0 million in proceeds from the issuance of Notes, $226.4 million in net proceeds from our initial public offering and $99.3 million in net proceeds under our ABL Facility.

During fiscal 2015, our financing activities used cash flow of $22.8 million, which consisted primarily of $13.9 million in net payments on our ABL Facility, $7.5 million in payments on our Term Loan Facility, and $3.1 million in payments on our capital and finance lease obligations, partially offset by $3.5 million in proceeds from our sale-leaseback transaction.

The following describes our financing arrangements as of July 1, 2017:

ABL Facility: PFGC, Inc. (“PFGC”), a wholly-owned subsidiary of the Company, is a party to the ABL Facility. As of July 1, 2017, the ABL Facility had an aggregate principal amount of $1.6 billion and matures February 2021. As discussed above, the ABL Facility was amended on August 3, 2017 and the aggregate principal amount was increased to $1.95 billion. The ABL Facility is secured by the majority of the tangible assets of PFGC and its subsidiaries. Performance Food Group, Inc., a wholly-owned subsidiary of PFGC, is the lead borrower under the ABL Facility, which is jointly and severally guaranteed by PFGC and all material domestic direct and indirect wholly-owned subsidiaries of PFGC (other than captive insurance subsidiaries and other excluded subsidiaries). Availability for loans and letters of credit under the ABL Facility is governed by a borrowing base, determined by the application of specified advance rates against eligible assets, including trade accounts receivable, inventory, owned real properties, and owned transportation equipment. The borrowing base is reduced quarterly by a cumulative fraction of the real properties and transportation equipment values. Advances on accounts receivable and inventory are subject to change based on periodic commercial finance examinations and appraisals, and the real property and transportation equipment values included in the borrowing base are subject to change based on periodic appraisals. Audits and appraisals are conducted at the direction of the administrative agent for the benefit and on behalf of all lenders.

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

The following table summarizes outstanding borrowings, availability, and the average interest rate under the ABL Facility:

(Dollars in millions)	As of July 1, 2017	As of July 2, 2016
Aggregate borrowings	$899.9	$765.0
Letters of credit	105.5	97.7
Excess availability, net of lenders’ reserves of $11.2 and $20.9	594.6	725.5
Average interest rate	2.59%	1.87%

The ABL Facility contains covenants requiring the maintenance of a minimum consolidated fixed charge coverage ratio if excess availability falls below the greater of (i) $130.0 million and (ii) 10% of the lesser of the borrowing base and the revolving credit facility amount for five consecutive business days. The ABL Facility also contains customary restrictive covenants that include, but are not limited to, restrictions on PFGC’s ability to incur additional indebtedness, pay dividends, create liens, make investments or specified payments, and dispose of assets. The ABL Facility provides for customary events of default, including payment defaults and cross-defaults on other material indebtedness. If an event of default occurs and is continuing, amounts due under such agreement may be accelerated and the rights and remedies of the lenders under such agreement available under the ABL Facility may be exercised, including rights with respect to the collateral securing the obligations under such agreement. The Amendment to the ABL Facility also amended certain covenants to require the maintenance of a minimum consolidated fixed charge coverage ratio if excess availability falls below the greater of (i) $160.0 million and (ii) 10% of the lesser of the borrowing base and the revolving credit facility amount for five consecutive business days.

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

The proceeds from the Notes were used to pay in full the remaining outstanding aggregate principal amount of the loans under the Company’s term loan facility and to terminate the facility; to temporarily repay a portion of the outstanding borrowings under the ABL Facility; and to pay the fees, expenses, and other transaction costs incurred in connection with the Notes.

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

Interest expense related to the amortization of deferred financing costs and original issue discount for the Notes was as follows:

(In millions)	Fiscal year ended July 1, 2017	Fiscal year ended July 2, 2016
Deferred financing costs amortization	$0.8	$0.1
Original issue discount amortization	0.1	—

Total amortization included in interest expense	$0.9	$0.1

The ABL Facility and the indenture governing the Notes contain customary restrictive covenants under which all of the net assets of PFGC and its subsidiaries were restricted from distribution to Performance Food Group Company, except for approximately $236.0 million of restricted payment capacity available under such debt agreements, as of July 1, 2017.

As of July 1, 2017, we were in compliance with all of the covenants under the ABL Facility and Notes.

Unsecured Subordinated Promissory Note. In connection with an acquisition, Performance Food Group, Inc. issued a $6.0 million interest only, unsecured subordinated promissory note on December 21, 2012, bearing an interest rate of 3.5%. Interest is payable quarterly in arrears. The $6.0 million principal is due in a lump sum in December 2017. All amounts outstanding under this promissory note become immediately due and payable upon the occurrence of a change in control of the Company or PFGC, which includes the sale, lease, or transfer of all or substantially all of the assets of PFGC. This promissory note was initially recorded at its fair value of $4.2 million. The difference between the principal and the initial fair value of the promissory note is being amortized as additional interest expense on a straight-line basis over the life of the promissory note, which approximates the effective yield method. For fiscal 2017, 2016 and 2015, interest expense each year included $0.4 million related to this amortization. As of July 1, 2017, the carrying value of the promissory note was $5.8 million.

Contractual Cash Obligations

The following table sets forth our significant contractual cash obligations as of July 1, 2017. The years below represent our fiscal years.

(Dollars in millions)	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt	$1,255.9	$6.0	$—	$899.9	$350.0
Capital and finance lease obligations(1)	71.2	9.5	15.9	12.8	33.0
Property, plant, and equipment, financed	0.5	0.5	—	—	—
Unrecognized tax benefits and interest(2)	1.4	0.1	—	—	—
Interest payments related to long-term debt(3)	221.8	43.9	87.7	53.3	36.9
Long-term operating leases	438.4	91.2	154.9	95.1	97.2
Purchase obligations(4)	15.9	13.5	2.4	—	—
Multiemployer pension plan(5)	5.4	0.3	0.7	0.7	3.7

Total contractual cash obligations	$2,010.5	$165.0	$261.6	$1,061.8	$520.8

(1)	The amounts reflected in the table include the interest component of the lease payments.
(2)	Includes unrecognized tax benefits under accounting standards related to uncertain tax positions. As of July 1, 2017, we had a liability of $1.3 million for unrecognized tax benefits for all tax jurisdictions and less than $0.1 million for related interest that could result in cash payments. We are not able to reasonably estimate the timing of payments of the amount by which the liability will increase or decrease over time. Accordingly, we only reflected the balances we could reasonably estimate in the “Payments Due by Period” section of the table.
(3)	Includes payments on our floating rate debt based on rates as of July 1, 2017, assuming the amount remains unchanged until maturity. The impact of our outstanding floating-to-fixed interest rate swap on the floating rate debt interest payments is included as well based on the floating rates in effect as of July 1, 2017.
(4)	For purposes of this table, purchase obligations include agreements for purchases related to capital projects and services in the normal course of business, for which all significant terms have been confirmed. The amounts included above are based on estimates. Purchase obligations also include amounts committed to various capital projects in process or scheduled to be completed in the coming year, as well a minimum amounts due for various Company meetings and conferences.
(5)	Represents the voluntary withdrawal liability recorded related to the withdrawal from the Central States Southeast and Southwest Areas Pension Fund (“Central States Pension Fund”) and excludes normal contributions required under our collective bargaining agreements. See Note 15 Commitments and Contingencies to our audited consolidated financial statements included in Item 8 Financial Statements and Supplementary Data for further discussion.

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

Total assets for Performance Foodservice increased $196.1 million from $1,965.1 million as of July 2, 2016 to $2,161.2 million as of July 1, 2017. During this time period, this segment increased its property, plant, and equipment, accounts receivable, inventory, goodwill and intangible assets.

Total assets for PFG Customized increased $40.9 million from $626.2 million as of July 2, 2016 to $667.1 million as of July 1, 2017. During this time period, this segment increased its inventory and accounts receivable which was partially offset by a decrease in intangible assets and property, plant and equipment.

Total assets for Vistar increased $18.3 million from $636.2 million as of July 2, 2016 to $654.5 million as of July 1, 2017. During this time period, this segment increased its inventory, property, plant, and equipment, and intangible assets, which was partially offset by a decrease in accounts receivable.

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

Inventory Valuation

Our inventories consist primarily of food and non-food products. We primarily value inventories at the lower of cost or market using the first-in, first-out (“FIFO”) method. FIFO was used for approximately 91% of total inventories at July 1, 2017. The remainder of the inventory was valued using the last-in, first-out (“LIFO”) method using the link chain technique of the dollar value method. We adjust our inventory balances for slow-moving, excess, and obsolete inventories. These adjustments are based upon inventory category, inventory age, specifically identified items, and overall economic conditions.

Insurance Programs

We maintain high-deductible insurance programs covering portions of general and vehicle liability and workers’ compensation. The amounts in excess of the deductibles are insured by third-party insurance carriers, subject to certain limitations and exclusions. We also maintain self-funded group medical insurance. We accrue our estimated liability for these deductibles, including an estimate for incurred but not reported claims, based on known claims and past claims history. The estimated short-term portion of these accruals is included in Accrued expenses on our consolidated balance sheets, while the estimated long-term portion of the accruals is included in Other long-term liabilities. The provisions for insurance claims include estimates of the frequency and timing of claims occurrence, as well as the ultimate amounts to be paid. These insurance programs are managed by a third party, and the deductibles for general and vehicle liability and workers compensation are primarily collateralized by letters of credit and restricted cash.

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

During fiscal 2017 and fiscal 2016, we performed the step zero analysis for our goodwill impairment test. As a result of our step zero analysis, no further quantitative impairment test was deemed necessary for fiscal 2017 and fiscal 2016. There were no impairments of goodwill or intangible assets with indefinite lives for fiscal 2017 and fiscal 2016.

Stock-Based Compensation

The Company participates in the Performance Food Group Company 2007 Management Option Plan (the “2007 Option Plan”) and the Performance Food Group Company 2015 Omnibus Incentive Plan (the “2015 Incentive Plan”) and follows the fair value recognition provisions of FASB ASC 718-10-25, Compensation—Stock Compensation—Overall—Recognition. This guidance requires that all stock-based compensation be recognized as an expense in the financial statements. The Company recognizes expense for its stock-based compensation based on the fair value of the awards that are granted. The Company estimates the fair value of service-based options using a Black-Scholes option pricing model. The fair values of service-based restricted stock, restricted stock with performance conditions and restricted stock units are based on the Company’s stock price on the date of grant. With the assistance of an unrelated specialist, the Company estimates the fair value of options and restricted stock with market conditions using a Monte Carlo simulation. Compensation cost is recognized ratably over the requisite service period. For those options and shares of restricted stock that have a performance condition, compensation expense is based upon the number of options or shares, as applicable, expected to vest after assessing the probability that the performance criteria will be met. The Company has made a policy election to account for forfeitures as they occur.

The Company estimates that the possible future compensation expense for awards under the 2007 Option Plan with performance and market conditions is approximately $52.0 million, of which $15.3 million has been recognized through fiscal 2017 and approximately $10.2 million will be recognized within the next two years. The remaining $26.5 million of compensation expense will be recognized when the Company concludes that it is probable that certain performance conditions will be met.

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

Interest Rate Risk

We are exposed to interest rate risk related to changes in interest rates for borrowings under our ABL Facility. Although we hedge a portion of our interest rate risk through interest rate swaps, any borrowings under our ABL Facility in excess of the notional amount of the swaps will be subject to variable interest rates.

As of July 1, 2017, our subsidiary, Performance Food Group, Inc., had seven interest rate swaps with a combined value of $550.0 million notional amount that were designated as cash flow hedges of interest rate risk. See Note 9 Derivatives and Hedging Activities within the Notes to Consolidated Financial Statements included in Part II, Item 8 for further discussion of these interest rate swaps.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income/(loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction impacts earnings. The ineffective portion of the change in fair value of derivatives is recognized directly in earnings. Amounts reported in accumulated other comprehensive income/(loss) related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next twelve months, we estimate that gains of less than $0.1 million will be reclassified as a decrease to interest expense.

Based on the fair values of these interest rate swaps as of July 1, 2017, a hypothetical 100 bps decrease in LIBOR would result in a loss of $11.7 million and a hypothetical 100 bps increase in LIBOR would result in a gain of $11.3 million within accumulated other comprehensive income/(loss).

Assuming an average daily balance on our ABL Facility of approximately $1.0 billion, approximately $400.0 million of our outstanding long-term debt is fixed through interest rate swap agreements over the next twelve months and approximately $600.0 million represents variable-rate debt. A hypothetical 100 bps increase in LIBOR on our variable-rate debt would lead to an increase of approximately $6.0 million in annual cash interest expense.

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

As of July 1, 2017, we had collars in place for approximately 17% of the gallons we expect to use over the twelve months following July 1, 2017. These fuel collars do not qualify for hedge accounting treatment for reasons discussed in Note 9. Derivatives and Hedging Activities within the Notes to Consolidated Financial Statements included in Part II, Item 8. Therefore, these collars are recorded at fair value as either an asset or liability on the balance sheet. Any changes in fair value are recorded in the period of the change as unrealized gains or losses on fuel hedging instruments. A hypothetical 10% decrease in expected diesel fuel prices would result in a loss of $0.4 million and a 10% hypothetical increase in expected diesel fuel prices would result in a gain of $0.4 million for these derivative instruments.

Our fuel purchases occur at market prices. Using published market price projections for diesel and estimates of fuel consumption, a 10% hypothetical increase in diesel prices from the market price would result in a potential increase of approximately $9.4 million in fuel costs included in Operating expenses. As discussed above, this increase in fuel costs would be partially offset by fuel surcharges passed through to our customers.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

Audited Consolidated Financial Statements as of July 1, 2017 and July 2, 2016 and for the fiscal years ended July 1, 2017, July 2, 2016 and June 27, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Performance Food Group Company

12500 West Creek Parkway

Richmond, Virginia 23238

We have audited the internal control over financial reporting of Performance Food Group Company and subsidiaries (the “Company”) as of July 2, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 1, 2017, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of July 1, 2017 and July 2, 2016, and for each of the three years in the periods in July 1, 2017, July 2, 2016 and June 27, 2015, of the Company and our report dated August 25, 2017 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Richmond, Virginia

August 25, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Performance Food Group Company

12500 West Creek Parkway

Richmond, Virginia 23238

We have audited the accompanying consolidated balance sheets of Performance Food Group Company and subsidiaries (the “Company”) as of July 1, 2017 and July 2, 2016, and the related consolidated statements of operations, comprehensive income, cash flows and stockholders’ equity for each of the three years in the periods ended July 1, 2017, July 2, 2016 and June 27, 2015. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Performance Food Group Company and subsidiaries as of July 1, 2017 and July 2, 2016, and the results of their operations and their cash flows for each of the three years in the periods ended July 1, 2017, July 2, 2016 and June 27, 2015, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of July 1, 2017, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 25, 2017 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Richmond, Virginia

August 25, 2017

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED BALANCE SHEETS

($ in millions, except share and per share data)	As of July 1, 2017	As of July 2, 2016
ASSETS
Current assets:
Cash	$8.1	$10.9
Accounts receivable, less allowances of $17.0 and $16.3	1,028.5	968.2
Inventories, net	1,013.3	919.7
Prepaid expenses and other current assets	35.0	40.1

Total current assets	2,084.9	1,938.9
Goodwill	718.6	674.0
Other intangible assets, net	201.1	149.3
Property, plant and equipment, net	740.7	637.0
Restricted cash	12.9	12.9
Other assets	45.9	43.3

Total assets	$3,804.1	$3,455.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Outstanding checks in excess of deposits	$218.2	$159.6
Trade accounts payable	907.1	918.0
Accrued expenses	246.0	231.4
Long-term debt—current installments	5.8	—
Capital and finance lease obligations—current installments	5.9	2.4
Derivative liabilities	0.3	5.3

Total current liabilities	1,383.3	1,316.7
Long-term debt	1,241.9	1,111.6
Deferred income tax liability, net	103.0	81.1
Capital and finance lease obligations, excluding current installments	44.0	31.5
Other long-term liabilities	106.4	111.7

Total liabilities	2,878.6	2,652.6

Commitments and contingencies (Note 15)
Shareholders’ equity:
Common Stock: $0.01 par value per share, 1,000,000,000 shares authorized, 100,805,993 shares issued and outstanding as of July 1, 2017; 1,000,000,000 shares authorized, 99,901,288 shares issued and outstanding as of July 2, 2016	1.0	1.0
Additional paid-in capital	855.5	836.8
Accumulated other comprehensive income (loss), net of tax (expense) benefit of ($1.5) and $3.6	2.4	(5.8)
Accumulated earnings (deficit)	66.6	(29.2)

Total shareholders’ equity	925.5	802.8

Total liabilities and shareholders’ equity	$3,804.1	$3,455.4

See accompanying notes to consolidated financial statements, which are an integral part of these audited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

($ in millions, except share and per share data)	Fiscal year ended July 1, 2017	Fiscal year ended July 2, 2016	Fiscal year ended June 27, 2015
Net sales	$16,761.8	$16,104.8	$15,270.0
Cost of goods sold	14,637.0	14,094.8	13,421.7

Gross profit	2,124.8	2,010.0	1,848.3
Operating expenses	1,913.8	1,807.8	1,688.2

Operating profit	211.0	202.2	160.1

Other expense, net:
Interest expense	54.9	83.9	85.7
Other, net	(1.6)	3.8	(22.2)

Other expense, net	53.3	87.7	63.5

Income before taxes	157.7	114.5	96.6
Income tax expense	61.4	46.2	40.1

Net income	$96.3	$68.3	$56.5

Weighted-average common shares outstanding:
Basic	100,236,486	96,451,931	86,874,727
Diluted	103,036,723	98,128,626	87,613,698
Earnings per common share:
Basic	$0.96	$0.71	$0.65
Diluted	$0.93	$0.70	$0.64

See accompanying notes to consolidated financial statements, which are an integral part of these audited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

($ in millions)	Fiscal year ended July 1, 2017	Fiscal year ended July 2, 2016	Fiscal year ended June 27, 2015
Net income	$96.3	$68.3	$56.5
Other comprehensive income (loss), net of tax:
Interest rate swaps:
Change in fair value, net of tax	5.7	(5.7)	(3.7)
Reclassification adjustment, net of tax	2.5	4.4	4.9

Other comprehensive income (loss)	8.2	(1.3)	1.2

Total comprehensive income	$104.5	$67.0	$57.7

See accompanying notes to consolidated financial statements, which are an integral part of these audited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

($ in millions, except share data)	Common Stock						Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated (Deficit) Earnings	Total Shareholders’ Equity
	Class A		Class B		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of June 28, 2014	86,860,562	$0.9	13,538	$—	—	$—	$592.9	$(5.7)	$(154.0)	$434.1
Issuance of common stock under 2007 Option Plan	—	—	4,850	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	56.5	56.5
Interest rate swaps	—	—	—	—	—	—	—	1.2	—	1.2
Stock-based compensation expense	—	—	—	—	—	—	1.2	—	—	1.2

Balance as of June 27, 2015	86,860,562	0.9	18,388	—	—	—	594.1	(4.5)	(97.5)	493.0
Issuance of common stock under stock-based compensation plans	—	—	9,700	—	235,346	—	0.4	—	—	0.4
Repurchase of incremental shares of common stock	(31)	—	(2)	—	—	—	—	—	—	—
Reclassification of Class A and Class B common stock into a single class	(86,860,531)	(0.9)	(28,086)	—	86,888,617	0.9	—	—	—	—
Issuance of common stock in initial public offering, net of underwriter commissions and offering costs	—	—	—	—	12,777,325	0.1	223.5	—	—	223.6
Tax benefit from exercise of stock options	—	—	—	—	—	—	1.6	—	—	1.6
Net income	—	—	—	—	—	—	—	—	68.3	68.3
Interest rate swaps	—	—	—	—	—	—	—	(1.3)	—	(1.3)
Stock-based compensation expense	—	—	—	—	—	—	17.2	—	—	17.2

Balance as of July 2, 2016	—	—	—	—	99,901,288	1.0	836.8	(5.8)	(29.2)	802.8
Issuance of common stock under stock-based compensation plans	—	—	—	—	904,705	—	0.5	—	—	0.5
Net income	—	—	—	—	—	—	—	—	96.3	96.3
Interest rate swaps	—	—	—	—	—	—	—	8.2	—	8.2
Stock-based compensation expense	—	—	—	—	—	—	17.3	—	—	17.3
Change in accounting principle(1)	—	—	—	—	—	—	0.9	—	(0.5)	0.4

Balance as of July 1, 2017	—	$—	—	$—	100,805,993	$1.0	$855.5	$2.4	$66.6	$925.5

(1)	As of the beginning of fiscal 2017, the Company elected to early adopt the provisions of ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The Company has made a policy election to account for forfeitures as they occur and recorded a cumulative-effect adjustment to Accumulated Deficit as of the date of adoption. Refer to Note 3. Recently Issued Accounting Pronouncements for further discussion of the adoption of ASU 2016-09.

See accompanying notes to consolidated financial statements, which are an integral part of these audited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)	Fiscal year ended July 1, 2017	Fiscal year ended July 2, 2016(1)	Fiscal year ended June 27, 2015
Cash flows from operating activities:
Net income	$96.3	$68.3	$56.5
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	91.5	80.5	76.3
Amortization of intangible assets	34.6	38.1	45.0
Amortization of deferred financing costs and other	4.5	20.6	10.3
Provision for losses on accounts receivables	6.0	7.5	6.6
Expense related to modification and extinguishment of debt	0.1	4.6	—
Stock compensation expense	17.3	17.2	1.2
Deferred income tax expense (benefit)	6.3	(0.4)	(6.1)
Change in fair value of derivative assets and liabilities	(1.8)	(0.8)	1.8
Gain on assets held for sale	—	—	(0.9)
Other	(1.1)	1.5	—
Changes in operating assets and liabilities, net
Accounts receivable	(35.7)	(1.2)	(136.3)
Inventories	(63.8)	(29.6)	(33.5)
Prepaid expenses and other assets	10.3	(34.9)	(8.2)
Trade accounts payable	(23.2)	17.8	69.1
Outstanding checks in excess of deposits	57.8	31.7	9.0
Accrued expenses and other liabilities	2.6	14.9	36.6

Net cash provided by operating activities	201.7	235.8	127.4

Cash flows from investing activities:
Purchases of property, plant and equipment	(140.2)	(119.7)	(98.6)
Net cash paid for acquisitions	(192.9)	(39.0)	(0.4)
Increase in restricted cash	—	—	(5.1)
Proceeds from sale of property, plant and equipment	1.1	1.1	1.5
Proceeds from sale of assets held for sale	—	—	1.9

Net cash used in investing activities	(332.0)	(157.6)	(100.7)

Cash flows from financing activities:
Net borrowings (payments) under ABL Facility	134.9	99.3	(13.9)
Payments on Term Facility	—	(736.9)	(7.5)
Borrowings on Notes	—	350.0	—
Payments on financed property, plant and equipment	(1.0)	—	(1.6)
Net proceeds from initial public offering	—	226.4	—
Cash paid for debt issuance, extinguishment and modifications	(0.2)	(13.9)	—
Cash paid for acquisitions	(1.3)	—	(0.2)
Payments under capital and finance lease obligations	(5.4)	(3.4)	(3.1)
Proceeds from sale-leaseback transaction	—	—	3.5
Proceeds from exercise of stock options	4.0	1.3	—
Tax benefit from exercise of equity awards	—	1.6	—
Cash paid for shares withheld to cover taxes	(3.5)	(0.9)	—

Net cash provided by (used in) financing activities	127.5	(76.5)	(22.8)

Net (decrease) increase in cash	(2.8)	1.7	3.9
Cash, beginning of period	10.9	9.2	5.3

Cash, end of period	$8.1	$10.9	$9.2

(1)	The consolidated statement of cash flows for the fiscal year ended July 2, 2016 has been adjusted to reflect the adoption of ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. Cash payments of $0.9 million to tax authorities in connection with shares withheld to meet statutory withholding requirements were reclassified from operating activities to financing activities. Refer to Note 3 for further discussion.

See accompanying notes to consolidated financial statements, which are an integral part of these audited consolidated financial statements.

Supplemental disclosures of non-cash transactions are as follows:

(In millions)	Fiscal year ended July 1, 2017	Fiscal year ended July 2, 2016	Fiscal year ended June 27, 2015
Debt assumed through capital lease obligations	23.4	0.1	3.0
Disposal of property, plant and equipment under sale-leaseback transaction	3.2	—	—
Purchases of property, plant and equipment, financed	0.5	1.0	—
Purchases of property, plant and equipment, accrued	—	3.8	—
Insurance claims paid through restricted cash	—	7.3	—

Supplemental disclosures of cash flow information are as follows:

(In millions)	Fiscal year ended July 1, 2017	Fiscal year ended July 2, 2016	Fiscal year ended June 27, 2015
Cash paid during the year for:
Interest	$51.1	$69.4	$73.6
Income taxes, net of refunds	45.7	56.8	41.3

PERFORMANCE FOOD GROUP COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Business Activities

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

Fiscal Years

The Company’s fiscal year ends on the Saturday nearest to June 30th. This resulted in a 52-week year for fiscal 2017, a 53-week year for fiscal 2016 and a 52-week year for fiscal 2015. References to “fiscal 2017” are to the 52-week period ended July 1, 2017, references to “fiscal 2016” are to the 53-week period ended July 2, 2016, and references to “fiscal 2015” are to the 52-week period ended June 27, 2015.

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

Secondary Offerings

On May 24, 2016, certain selling stockholders of the Company sold 12,000,000 shares of the Company’s common stock at a public offering price of $24.25 per share in a secondary public offering (the “Offering”). The selling stockholders granted the underwriters of the Offering an option to purchase an additional 1,800,000 shares at a price of $23.3406 per share. The underwriters exercised their option in full and, on May 27, 2016, purchased an additional 1,800,000 shares from the selling stockholders. The selling stockholders received all of the net proceeds from the Offering and the sale of the additional 1,800,000 shares. No shares were sold by the Company.

In November 2016, January 2017, February 2017, and May 2017 certain selling stockholders sold an aggregate of 47,592,206 shares of the Company’s common stock in transactions registered under the Securities

Act. The Company did not receive any proceeds from these sales. As a result of these sales, Blackstone no longer beneficially owns any shares of the Company’s common stock.

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

Restricted Cash

The Company is required by its insurers to collateralize a part of the deductibles for its workers’ compensation and liability claims. The Company has chosen to satisfy these collateral requirements primarily by depositing funds in trusts or by issuing letters of credit. All amounts in restricted cash at July 1, 2017 and July 2, 2016 represent funds deposited in insurance trusts, and $10.2 million and $10.2 million, respectively, represent Level 1 fair value measurements.

Accounts Receivable

Accounts receivable are primarily comprised of trade receivables from customers in the ordinary course of business, are recorded at the invoiced amount, and primarily do not bear interest. Accounts receivable also includes other receivables primarily related to various rebate and promotional incentives with the Company’s suppliers. Receivables are recorded net of the allowance for doubtful accounts on the accompanying consolidated balance sheets. The Company evaluates the collectability of its accounts receivable based on a combination of factors. The Company regularly analyzes its significant customer accounts, and when it becomes aware of a specific customer’s inability to meet its financial obligations to the Company, such as bankruptcy filings or deterioration in the customer’s operating results or financial position, the Company records a specific reserve for bad debt to reduce the related receivable to the amount it reasonably believes is collectible. The Company also records reserves for bad debt for other customers based on a variety of factors, including the length of time the receivables are past due, macroeconomic considerations, and historical experience. If circumstances related to specific customers change, the Company’s estimates of the recoverability of receivables could be further adjusted. As of July 1, 2017 and July 2, 2016, the allowance for doubtful accounts related to trade receivables was approximately $11.0 million and $10.6 million, respectively, and $6.0 million and $5.7 million, respectively related to other receivables. The Company recorded $6.0 million, $7.5 million, and $6.6 million in provision for doubtful accounts in fiscal 2017, fiscal 2016, and fiscal 2015, respectively.

Inventories

The Company’s inventories consist primarily of food and non-food products. The Company values inventories primarily at the lower of cost or market using the first-in, first-out (“FIFO”) method. At July 1, 2017, the Company’s inventory balance of $1,013.3 million consists primarily of finished goods, $925.7 million of which was valued at FIFO. As of July 1, 2017, $87.6 million of the inventory balance was valued at last-in, first-out (“LIFO”) using the link chain technique of the dollar value method. At July 1, 2017 and July 2, 2016, the LIFO balance sheet reserves were $6.6 million and $4.0 million, respectively. Costs in inventory include the purchase price of the product and freight charges to deliver the product to the Company’s warehouses and are net of certain consideration received from vendors in the amount of $22.9 million and $20.7 million as of July 1, 2017 and July 2, 2016, respectively. The Company adjusts its inventory balances for slow-moving, excess, and obsolete inventories. These adjustments are based upon inventory category, inventory age, specifically identified items, and overall economic conditions. As of July 1, 2017 and July 2, 2016, the Company had adjusted its inventories by approximately $4.5 million and $6.4 million, respectively.

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

Impairment of Long-Lived Assets

Long-lived assets held and used by the Company, including intangible assets with definite lives, are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the Company compares the carrying value of the asset or asset group to the projected, undiscounted future cash flows expected to be generated by the long-lived asset or asset group. Based on the Company’s assessments, no impairment losses were recorded in fiscal 2017, fiscal 2016, or fiscal 2015.

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

During fiscal 2017 and fiscal 2016, the Company performed the step zero analysis for its goodwill impairment test. As a result of the Company’s step zero analysis, no further quantitative impairment test was deemed necessary for fiscal 2017 or fiscal 2016. There were no impairments of goodwill or intangible assets with indefinite lives for fiscal 2017, fiscal 2016, or fiscal 2015.

Insurance Program

The Company maintains high-deductible insurance programs covering portions of general and vehicle liability and workers’ compensation. The amounts in excess of the deductibles are fully insured by third-party insurance carriers and subject to certain limitations and exclusions. The Company also maintains self-funded group medical insurance. The Company accrues its estimated liability for these deductibles, including an estimate for incurred but not reported claims, based on known claims and past claims history. The estimated short-term portion of these accruals is included in Accrued expenses on the Company’s consolidated balance sheets, while the estimated long-term portion of the accruals is included in Other long-term liabilities. The provisions for insurance claims include estimates of the frequency and timing of claims occurrence, as well as the ultimate amounts to be paid. These insurance programs are managed by a third party, and the deductibles for general and vehicle liability and workers compensation are primarily collateralized by letters of credit and restricted cash.

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

Revenue Recognition

The Company recognizes revenue from the sale of a product when it is considered realized or realizable and earned. The Company determines these requirements to be met when the product has been delivered to the customer, the price is fixed and determinable, and there is reasonable assurance of collection of the sales proceeds. The Company grants certain customers sales incentives such as rebates or discounts and treats these as a reduction of sales at the time the sale is recognized. The Company recognizes revenues net of applicable sales tax. Sales returns are recorded as reductions of sales.

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

On December 8, 2013, Sysco Corporation (“Sysco”) and US Foods, Inc. (“US Foods”) announced that they had entered into an agreement and plan of merger. On February 2, 2015, the Company reached an agreement to purchase 11 US Foods facilities relating to the proposed merger. On February 19, 2015, the Federal Trade Commission filed suit seeking an injunction to prevent the proposed merger and, on June 23, 2015, the United States District Court for the District of Columbia granted the injunction. In June 2015, the proposed merger was terminated. As a result, the Company’s agreement to purchase the facilities was also terminated and the Company received a termination fee of $25 million.

Other, net consisted of the following:

(In millions)	Fiscal year ended July 1, 2017	Fiscal year ended July 2, 2016	Fiscal year ended June 27, 2015
Change in fair value (gain) loss on derivatives for forecasted diesel fuel purchased	$(0.3)	$(1.4)	$1.8
Cash settlements on derivatives for forecasted diesel fuel purchases	0.2	4.9	1.2
Ineffectiveness related to hedge derivatives for forecasted debt interest payments	(1.5)	0.5	—
Termination fee	—	—	(25.0)
Other income	—	(0.2)	(0.2)

Other, net	$(1.6)	$3.8	$(22.2)

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

Shipping and Handling Fees and Costs

Shipping and handling fees billed to customers are included in net sales. Estimated shipping and handling costs incurred by the Company of $807.7 million, $752.0 million, and $718.8 million are recorded in operating expenses in the consolidated statement of operations for fiscal 2017, fiscal 2016, and fiscal 2015, respectively.

Stock-Based Compensation

The Company participates in the Performance Food Group Company 2007 Management Option Plan (the “2007 Option Plan”) and the Performance Food Group Company 2015 Omnibus Incentive Plan (the “2015 Incentive Plan”) and follows the fair value recognition provisions of FASB ASC 718-10-25, Compensation—Stock Compensation—Overall—Recognition. This guidance requires that all stock-based compensation be recognized as an expense in the financial statements. The Company recognizes expense for its stock-based compensation based on the fair value of the awards that are granted. The Company estimates the fair value of service-based options using a Black-Scholes option pricing model. The fair values of service-based restricted stock, restricted stock with performance conditions and restricted stock units are based on the Company’s stock price on the date of grant. The Company estimates the fair value of options and restricted stock with market conditions using a Monte Carlo simulation. Compensation cost is recognized ratably over the requisite service period. For those options and restricted stock that have a performance condition, compensation expense is based upon the number of option or shares, as applicable, expected to vest after assessing the probability that the performance criteria will be met. The Company has made a policy election to account for forfeitures as they occur.

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

3.	Recently Issued Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The Update includes provisions intended to simplify several aspects of how share-based payments are accounted for and presented in the financial statements. Such provisions include recognizing income tax effects of awards in the income statement when the awards vest or are settled, allowing an employer to withhold shares in an amount up to the employee’s maximum individual tax rate without resulting in liability classification of the award, allowing entities to make a policy election to account for forfeitures as they occur, and changes to the classification of tax-related cash flows resulting from share-based payments and cash payments made to taxing authorities on the employee’s behalf on the statement of cash flows. The amendments to this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company elected to early adopt ASU 2016-09 as of the beginning of fiscal 2017. The Company applied the amended guidance related to the recognition and presentation of excess tax benefits on a prospective basis. During the fiscal year ended July 1, 2017, excess tax benefits of $5.3 million ($0.05 per diluted share) related to exercised and vested share-based compensation awards were recorded within income tax expense in the consolidated statement of operations and presented as cash flows from operating activities within the consolidated statement of cash flows for the year ended July 1, 2017. The Company has made a policy election to account for forfeitures as they occur and accounted for this policy change using a modified retrospective transition method. The cumulative-effect adjustment to retained earnings as of the date of adoption was $0.5 million, after-tax. The Company applied the amended guidance related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the statutory withholding requirement on a retrospective basis. Cash payments of $3.5 million and $0.9 million to tax authorities in connection with shares withheld to meet statutory withholding requirements are presented as a financing activity in the consolidated statement of cash flows for the fiscal years ended July 1, 2017 and July 2, 2016, respectively.

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting. The ASU provides guidance about which changes to the terms and conditions of a share-based payment award require an entity to apply modification accounting. An entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and should be applied on a prospective basis. Early adoption is permitted. The Company elected to early adopt ASU 2017-09 in the fourth quarter of fiscal 2017. Adoption of the ASU did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This Update is a comprehensive new revenue recognition model that requires a company to recognize revenue that represents the transfer of promised goods or services to a customer in an amount that reflects the consideration it expects to receive in exchange for those goods or services. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which provides clarifying guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies the guidance pertaining to identifying performance obligations and the licensing implementation guidance. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow Scope Improvements and Practical Expedients, which provides narrow-scope improvements and practical expedient regarding collectability, presentation of sales tax collected from customers, noncash consideration, contract modifications at transition, completed contracts at transition and other technical corrections. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, to clarify the codification or to correct unintended application of the guidance. Areas of Topic 606 that were corrected or improved include loan guarantee fees, contract costs, disclosure of performance obligations and contract modifications.

Companies may use either a full retrospective or modified retrospective approach for adoption of Topic 606. Topic 606, as amended by ASU 2015-14, Revenue from Contracts with Customers—Deferral of the Effective Date, is effective for public entities for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company currently plans to implement the new standard using the modified retrospective approach. However, our method is subject to change as we finalize our adoption approach for the new standard. The Company has completed an inventory of its revenue streams and is in the process of reviewing customer contracts to determine the impact, if any, the new standard will have on its consolidated financial statements. The amended guidance also requires additional quantitative and qualitative disclosures which the Company believes will be significant to the consolidated financial statements. The Company is also in the process of designing and implementing relevant controls related to adoption of the new standard.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The ASU is a comprehensive new lease accounting model that requires companies to recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. For public entities, the ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. Companies are required to recognize and measure leases at the beginning of the earliest period presented in its financial statements using a modified retrospective approach. The Company is in the process of evaluating the impact of this ASU on its future financial statements and believes adoption of this standard will have a significant impact on our consolidated financial statements. Information about our undiscounted future lease payments and the timing of those payments is in Note 12. Leases in this Form 10-K.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The pronouncement changes the impairment model for most financial assets, and will require the use of an “expected loss” model for instruments measured at amortized cost. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. The Company is in the process of evaluating the impact of this ASU on our future financial statements.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The ASU eliminates Step 2 of the goodwill impairment test, which is performed by estimating the fair value of individual assets and liabilities of the reporting unit to calculate the implied fair value of goodwill. Instead, an entity will record a goodwill impairment charge based on the excess of a reporting unit’s carrying value over its estimated fair value, not to exceed the carrying amount of goodwill. The ASU is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15,

2019 and should be applied prospectively. Early adoption is permitted. Adoption of this ASU is not expected to have a material impact on the Company’s financial statements at the date of adoption.

4.	Business Combinations

During fiscal year 2017, the Company paid cash of $193.6 million for seven acquisitions. During fiscal year 2016, the Company paid cash of $39.0 million for two acquisitions and during fiscal 2015, the Company paid cash of $0.4 million for an acquisition. These acquisitions did not materially affect the Company’s results of operations.

The following table summarizes the preliminary purchase price allocation for each major class of assets acquired and liabilities assumed for the fiscal 2017 acquisitions. The assets acquired and liabilities assumed in fiscal 2016 and fiscal 2015 were not material to the Company’s consolidated balance sheet.

(In millions)	Fiscal 2017
Net working capital	$33.7
Goodwill	45.0
Other intangible assets	89.4
Property, plant and equipment	40.2
Capital and finance lease obligations	(1.2)
Deferred income tax liability, net	(10.8)
Other long-term liabilities	(2.7)

Total purchase price	$193.6

Subsequent to July 1, 2017, the Company paid $64.0 million for an acquisition. The Company is in the process of determining the fair values of the assets acquired and liabilities assumed.

5.	Goodwill and Other Intangible Assets

The Company recorded additions to goodwill in connection with its acquisitions. The goodwill is a result of expected synergies from combined operations of the acquisitions and the Company. The following table presents the changes in the carrying amount of goodwill:

(In millions)	Performance Foodservice	PFG Customized	Vistar	Other	Total
Balance as of June 27, 2015	$405.3	$166.5	$53.0	$39.2	$664.0
Acquisitions—current year	—	—	10.0	—	10.0

Balance as of July 2, 2016	405.3	166.5	63.0	39.2	674.0
Acquisitions—current year	22.9	—	2.3	19.8	45.0
Adjustment related to prior year acquisitions	—	—	(0.4)	—	(0.4)

Balance as of July 1, 2017	$428.2	$166.5	$64.9	$59.0	$718.6

The fiscal 2017 adjustment related to prior year acquisitions is the result of a net working capital adjustment.

The following table presents the Company’s intangible assets by major category as of July 1, 2017 and July 2, 2016:

	As of July 1, 2017			As of July 2, 2016
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net	Range of Lives
Intangible assets with definite lives:
Customer relationships	$457.0	$(337.4)	$119.6	$394.6	$(317.3)	$77.3	4 – 11 years
Trade names and trademarks	106.0	(92.3)	13.7	90.9	(81.1)	9.8	4 – 9 years
Deferred financing costs	44.2	(35.2)	9.0	44.2	(32.7)	11.5	Debt term
Non-compete	26.8	(14.0)	12.8	14.9	(10.9)	4.0	2 – 5 years
Leases	12.5	(6.0)	6.5	12.5	(5.3)	7.2	Lease term
Technology	26.1	(26.1)	—	26.1	(26.1)	—	5 – 7 years

Total intangible assets with definite lives	$672.6	$(511.0)	$161.6	$583.2	$(473.4)	$109.8

Intangible assets with indefinite lives:
Goodwill	$718.6	$—	$718.6	$674.0	$—	$674.0	Indefinite
Trade names	39.5	—	39.5	39.5	—	39.5	Indefinite

Total intangible assets with indefinite lives	$758.1	$—	$758.1	$713.5	$—	$713.5

For the intangible assets with definite lives, the Company recorded amortization expense of $37.7 for fiscal 2017, $42.3 million for fiscal 2016, and $50.0 million for fiscal 2015. For the next five fiscal periods and thereafter, the estimated future amortization expense on intangible assets with definite lives are as follows:

(In millions)
2018	$29.0
2019	28.0
2020	24.7
2021	23.7
2022	18.8
Thereafter	37.4

Total amortization expense	$161.6

6.	Concentration of Sales and Credit Risk

The Company had no customers that comprised more than 10% of consolidated net sales for fiscal 2017, fiscal 2016, and fiscal 2015. At July 1, 2017 and July 2, 2016, respectively, the Company had no customers that comprised more than 10% of consolidated accounts receivable. The Company maintains an allowance for doubtful accounts for which details are disclosed in the accounts receivable portion of Note 2, Summary of Significant Accounting Policies and Estimates—Accounts Receivable.

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

7.	Property, Plant, and Equipment

Property, plant, and equipment as of July 1, 2017 and July 2, 2016 consisted of the following:

(In millions)	As of July 1, 2017	As of July 2, 2016	Range of Lives
Buildings and building improvements	$452.7	$411.0	10 – 39 years
Land	47.9	40.2	—
Transportation equipment	136.4	98.9	2 – 10 years
Warehouse and plant equipment	242.3	185.8	3 – 20 years
Office equipment, furniture, and fixtures	247.8	202.6	2 – 10 years
Leasehold improvements	108.3	90.6	Lease term	(1)
Construction-in-process	50.8	72.7

	1,286.2	1,101.8
Less: accumulated depreciation and amortization	(545.5)	(464.8)

Property, plant and equipment, net	$740.7	$637.0

(1)	Leasehold improvements are depreciated over the shorter of the useful life of the asset or the lease term.

Total depreciation expense for the fiscal 2017, fiscal 2016, and fiscal 2015 was $91.5 million, $80.5 million, and $76.3 million, respectively, and is included in operating expenses on the consolidated statement of operations.

8.	Debt

The Company is a holding company and conducts its operations through its subsidiaries, which have incurred or guaranteed indebtedness as described below.

Debt consisted of the following:

(In millions)	As of July 1, 2017	As of July 2, 2016
ABL	$899.9	$765.0
5.500% Notes due 2024	350.0	350.0
Promissory Note	6.0	6.0
Less: Original issue discount and deferred financing costs	(8.2)	(9.4)

Long-term debt	1,247.7	1,111.6
Capital and finance lease obligations	49.9	33.9

Total debt	1,297.6	1,145.5
Less: current installments	(11.7)	(2.4)

Total debt, excluding current installments	$1,285.9	$1,143.1

ABL Facility

PFGC, Inc. (“PFGC”), a wholly-owned subsidiary of the Company, is a party to the Second Amended and Restated Credit Agreement (the “ABL Facility”) dated February 1, 2016. The ABL Facility has an aggregate principal amount of $1.6 billion and matures February 2021. The ABL Facility is secured by the majority of the tangible assets of PFGC and its subsidiaries. Performance Food Group, Inc., a wholly-owned subsidiary of PFGC, is the lead borrower under the ABL Facility, which is jointly and severally guaranteed by PFGC and all material domestic direct and indirect wholly-owned subsidiaries of PFGC (other than captive insurance subsidiaries and other excluded subsidiaries). Availability for loans and letters of credit under the ABL Facility is governed by a borrowing base, determined by the application of specified advance rates against eligible assets, including trade accounts receivable, inventory, owned real properties, and owned transportation equipment. The borrowing base is reduced quarterly by a cumulative fraction of the real properties and transportation equipment values. Advances on accounts receivable and inventory are subject to change based on periodic commercial finance examinations and appraisals, and the real property and transportation equipment values included in the borrowing base are subject to change based on periodic appraisals. Audits and appraisals are conducted at the direction of the administrative agent for the benefit and on behalf of all lenders.

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

The following table summarizes outstanding borrowings, availability, and the average interest rate under the ABL Facility:

(Dollars in millions)	As of July 1, 2017	As of July 2, 2016
Aggregate borrowings	$899.9	$765.0
Letters of credit	105.5	97.7
Excess availability, net of lenders’ reserves of $11.2 and $20.9	594.6	725.5
Average interest rate	2.59%	1.87%

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

On August 3, 2017, PFGC and Performance Food Group, Inc. entered into the First Amendment to Second Amended and Restated Credit Agreement (the “Amendment”) with Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent, and the other lenders party thereto, which amends the ABL Facility. The Amendment amended the ABL Facility by, among other things, (i) increasing the aggregate principal amount under the ABL Facility from $1.6 billion to $1.95 billion by increasing Tranche A Commitments by $325.0 million and the Tranche A-1 Commitments by $25.0 million and (ii) maintaining the level of additional commitments permitted, excluding the additional commitments effected pursuant to the Amendment, at $800.0 million under uncommitted incremental facilities. Additionally, certain covenants were amended to require the maintenance of a minimum consolidated fixed charge coverage ratio if excess availability falls below the greater of (i) $160.0 million and (ii) 10% of the lesser of the borrowing base and the revolving credit facility amount for five consecutive business days.

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

The proceeds from the Notes were used to pay in full the remaining outstanding aggregate principal amount of the Term Facility and to terminate the facility; to temporarily repay a portion of the outstanding borrowings under the ABL Facility; and to pay the fees, expenses, and other transaction costs incurred in connection with the Notes.

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

Interest expense related to the amortization of deferred financing costs and original issue discount for the Notes was as follows:

(In millions)	Fiscal year ended July 1, 2017	Fiscal year ended July 2, 2016
Deferred financing costs amortization	$0.8	$0.1
Original issue discount amortization	0.1	—

Total amortization included in interest expense	$0.9	$0.1

The ABL Facility and the indenture governing the Notes contain customary restrictive covenants under which all of the net assets of PFGC and its subsidiaries were restricted from distribution to Performance Food Group Company, except for approximately $236.0 million of restricted payment capacity available under such debt agreements, as of July 1, 2017.

In fiscal 2016, the Company used the proceeds from its IPO, borrowings under the ABL Facility, and a portion of the proceeds from the Notes issuance to repay the outstanding aggregate principal amount of the Term Facility and to terminate the facility. As a result of these payments, a $9.4 million loss on extinguishment and $5.5 million of accelerated amortization of original issuance discount and deferred financing costs was recorded in fiscal 2016.

Unsecured Subordinated Promissory Note

In connection with an acquisition, Performance Food Group, Inc. issued a $6.0 million interest only, unsecured subordinated promissory note on December 21, 2012, bearing an interest rate of 3.5%. Interest is payable quarterly in arrears. The $6.0 million principal is due in a lump sum in December 2017. All amounts outstanding under this promissory note become immediately due and payable upon the occurrence of a change in control of the Company or PFGC, which includes the sale, lease, or transfer of all or substantially all of the assets of PFGC. This promissory note was initially recorded at its fair value of $4.2 million. The difference between the principal and the initial fair value of the promissory note is being amortized as additional interest expense on a straight-line basis over the life of the promissory note, which approximates the effective yield method. For fiscal 2017, 2016 and 2015, interest expense each year included $0.4 million related to this amortization. As of July 1, 2017, the carrying value of the promissory note was $5.8 million.

Fiscal year maturities of long-term debt, excluding capital and finance lease obligations, are as follows:

(In millions)
2018	$6.0
2019	—
2020	—
2021	899.9
2022	—
Thereafter	350.0

Total long-term debt, excluding capital and finance lease obligations	$1,255.9

Capital and Finance Lease Obligations

Performance Food Group, Inc. is a party to facility leases at two Performance Foodservice distribution facilities and several equipment leases that are accounted for as capital leases in accordance with FASB ASC 840-30, Leases—Capital Leases. The charge to income resulting from amortization of these leases is included with depreciation expense in the consolidated statement of operations. The gross and net book values of assets under capital leases on the balance sheet as of July 1, 2017 were $69.7 million and $41.8 million, respectively. The gross and net book values of assets under capital leases on the balance sheet as of July 2, 2016 were $38.8 million and $24.6 million, respectively. Future minimum lease payments under non-cancelable capital lease obligations were as follows as of July 1, 2017:

(In millions)	Capital Leases
2018	$9.5
2019	9.0
2020	6.9
2021	6.5
2022	6.3
Thereafter	33.0

Total future minimum lease payments	71.2
Less: interest	21.3

Present value of future minimum lease payments	$49.9

During the first quarter of fiscal 2015, Performance Food Group, Inc. sold and simultaneously leased back a Vistar distribution facility for a period of two years. As a result of continuing involvement with the property, this transaction did not meet the criteria to qualify as a sale-leaseback. In accordance with FASB ASC 840-40, Leases—Sale Leaseback Transactions, the building and related assets subject to the lease continued to be reflected on the Company’s balance sheet and depreciated over their remaining useful lives. The proceeds received from the sale of the building were recorded as financing lease obligations. This lease ended during fiscal 2017 as a result, the net book value of the assets subject to the lease and the corresponding financing obligation was reversed.

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

As of July 1, 2017, Performance Food Group, Inc. had seven interest rate swaps with a combined $550.0 million notional amount. The following table summarizes the outstanding Swap Agreements as of July 1, 2017 (in millions):

Effective Date	Maturity Date	Notional Amount	Fixed Rate Swapped
August 9, 2013	August 9, 2018	200.0	1.51%
June 30, 2017	June 30, 2019	50.0	1.13%
June 30, 2017	June 30, 2020	50.0	1.23%
June 30, 2017	June 30, 2020	50.0	1.25%
June 30, 2017	June 30, 2020	50.0	1.26%
August 9, 2018	August 9, 2021	75.0	1.21%
August 9, 2018	August 9, 2021	75.0	1.20%

The tables below present the effect of the interest rate swaps designated in hedging relationships on the consolidated statement of operations for the fiscal years ended July 1, 2017, July 2, 2016 and June 27, 2015:

(in millions)	Fiscal year ended July 1, 2017	Fiscal year ended July 2, 2016	Fiscal year ended June 27, 2015
Amount of (gain) loss recognized in OCI, pre-tax	$(9.3)	$9.3	$6.0
Tax expense (benefit)	3.6	(3.6)	(2.3)

Amount of (gain) loss recognized in OCI, after-tax	$(5.7)	$5.7	$3.7

Amount of (loss) gain reclassified from OCI into interest expense, pre-tax	$(4.0)	$(7.3)	$(8.0)
Tax benefit (expense)	1.5	2.9	3.1

Amount of (loss) gain reclassified from OCI into interest expense, after-tax	$(2.5)	$(4.4)	$(4.9)

As interest payments are made on the Company’s variable rate debt, amounts are reclassified from Accumulated other comprehensive income to Interest expense. The Company recorded a gain of $1.5 million and a loss of $0.5 million related to ineffectiveness on interest rate swaps during the fiscal years ended July 1, 2017 and July 2, 2016, respectively. The Company recorded no ineffectiveness on interest rate swaps during the fiscal year ended June 27, 2015. During the twelve months ending June 30, 2018, the Company estimates that gains of less than $0.1 million will be reclassified to interest expense.

Hedges of Forecasted Diesel Fuel Purchases

From time to time, Performance Food Group, Inc. enters into costless collar arrangements to manage its exposure to variability in cash flows expected to be paid for its forecasted purchases of diesel fuel. As of July 1, 2017, Performance Food Group, Inc. was a party to four such arrangements, with an aggregate 6.0 million gallon original notional amount. The 6.0 million gallon forecasted purchases of diesel fuel are expected to be made between July 1, 2017 and June 30, 2018.

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

The Company does not currently have a payable or receivable related to cash collateral for its derivatives, and therefore it has not established an accounting policy for offsetting the fair value of its derivatives against such balances. The table below presents the fair value of the derivative financial instruments as well as their classification on the balance sheet as of July 1, 2017 and July 2, 2016:

(in millions)	Balance Sheet Location	Fair Value as of July 1, 2017	Fair Value as of July 2, 2016
Assets
Derivatives designated as hedges:
Interest rate swaps	Prepaid expenses and other current assets	$0.3	$—
Interest rate swaps	Other assets	5.0	—
Derivatives not designated as hedges:
Diesel fuel collars	Prepaid expenses and other current assets	—	$0.1

Total assets		$5.3	0.1

Liabilities
Derivatives designated as hedges:
Interest rate swaps	Current derivative liabilities	$0.3	$4.9
Interest rate swaps	Other long-term liabilities	—	4.9
Derivatives not designated as hedges:
Diesel fuel collars	Current derivative liabilities	—	0.4

Total liabilities		$0.3	$10.2

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

The Company has elected to present the derivative assets and derivative liabilities on the balance sheet on a gross basis for periods ended July 1, 2017 and July 2, 2016. The tables below present the derivative assets and liability balance, before and after the effects of offsetting, as of July 1, 2017 and July 2, 2016:

	July 1, 2017			July 2, 2016
(In millions)	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amounts	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amounts
Total asset derivatives:	$5.3	$—	$5.3	$0.1	$0.1	$—
Total liability derivatives:	0.3	—	0.3	10.2	0.1	10.1

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

There have been no transfers between levels in the hierarchy from July 2, 2016 to July 1, 2017.

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that provide that if the Company either defaults or is capable of being declared in default on any of its indebtedness, the Company can also be declared in default on its derivative obligations.

As of July 1, 2017, the aggregate fair value amount of derivative instruments in a net liability position that contain contingent features was $0.3 million. As of July 1, 2017, the Company has not been required to post any collateral related to these agreements. If the Company breached any of these provisions, it would be required to settle its obligations under the agreements at their termination value of $0.3 million.

10.	Insurance Program Liabilities

The Company maintains high-deductible insurance programs covering portions of general and vehicle liability, workers’ compensation, and group medical insurance. The amounts in excess of the deductibles are fully insured by third-party insurance carriers, subject to certain limitations. A summary of the activity in all types of deductible liabilities appears below:

(In millions)
Balance at June 28, 2014	82.8
Charged to costs and expenses	127.6
Payments	(126.4)

Balance at June 27, 2015	$84.0
Charged to costs and expenses	146.7
Payments	(143.4)

Balance at July 2, 2016	$87.3
Charged to costs and expenses	165.2
Payments	(154.7)

Balance at July 1, 2017	$97.8

11.	Fair Value of Financial Instruments

The carrying values of cash, accounts receivable, outstanding checks in excess of deposits, trade accounts payable, and accrued expenses approximate their fair values because of the relatively short maturities of those instruments. The derivative assets and liabilities are recorded at fair value on the balance sheet. The fair value of long-term debt, which has a carrying value of $1,247.7 million and $1,111.6 million, is $1,258.3 million and $1,127.9 million at July 1, 2017 and July 2, 2016, respectively, and is determined by reviewing current market pricing related to comparable debt issued at the time of the balance sheet date, and is considered a Level 2 measurement.

12.	Leases

Subsidiaries of the Company lease various warehouse and office facilities and certain equipment under long-term operating lease agreements that expire at various dates. Rent expense for operating leases includes any rent increases, rent holidays, or landlord concessions on a straight-line basis over the lease term. As of July 1,

2017, subsidiaries of the Company are obligated under non-cancelable operating lease agreements to make future minimum lease payments as follows:

(In millions)
2018	$91.2
2019	84.0
2020	70.9
2021	54.4
2022	40.7
Thereafter	97.2

Total minimum lease payments	$438.4

Rent expense for operating leases was $115.7 million for fiscal 2017, $105.7 million for fiscal 2016, and $97.0 million for fiscal 2015. A subsidiary of the Company has posted letters of credit as collateral supporting certain leases. These letters of credit are included in the total outstanding letters of credit under the ABL Facility as discussed in Note 8 Debt.

Subsidiaries of the Company have residual value guarantees to its lessors under certain of its operating leases. These guarantees are discussed in Note 15 Commitments and Contingencies. These residual value guarantees are not included in the above table of future minimum lease payments.

A subsidiary of the Company is a party to several capital leases. See Note 8 Debt for discussion of these leases.

13.	Income Taxes

Income tax expense for fiscal 2017, fiscal 2016 and fiscal 2015 consisted of the following:

(In millions)	For the fiscal year ended July 1, 2017	For the fiscal year ended July 2, 2016	For the fiscal year ended June 27, 2015
Current income tax expense:
Federal	$45.8	$40.2	$40.7
State	9.3	6.4	5.5

Total current income tax expense	55.1	46.6	46.2

Deferred income tax expense (benefit):
Federal	3.6	(1.1)	(7.5)
State	2.7	0.7	1.4

Total deferred income tax benefit	6.3	(0.4)	(6.1)

Total income tax expense, net	$61.4	$46.2	$40.1

The Company’s effective income tax rate for continuing operations for fiscal 2017, fiscal 2016, and fiscal 2015 is 39.0%, 40.3%, and 41.5%, respectively. Actual income tax expense differs from the amount computed by applying the applicable U.S. federal corporate income tax rate of 35% to earnings before income taxes as follows:

(In millions)	For the fiscal year ended July 1, 2017	For the fiscal year ended July 2, 2016	For the fiscal year ended June 27, 2015
Federal income tax expense computed at statutory rate	$55.2	$40.0	$33.8
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal income tax benefit	7.5	4.8	4.2
Non-deductible expenses and other	3.4	2.7	2.1
Stock-based Compensation	(4.7)	(1.3)	—

Total income tax expense, net	$61.4	$46.2	$40.1

Deferred income taxes are recorded based upon the tax effects of differences between the financial statement and tax bases of assets and liabilities and available tax loss and credit carry-forwards. Temporary differences and carry-forwards that created significant deferred tax assets and liabilities were as follows:

(In millions)	As of July 1, 2017	As of July 2, 2016
Deferred tax assets:
Allowance for doubtful accounts	$4.0	$3.7
Inventories	7.0	6.1
Accrued employee benefits	9.8	9.6
Self-insurance reserves	2.5	3.3
Net operating loss carry-forwards	4.2	5.4
Stock-based compensation	12.0	8.6
Deferred rent	1.0	1.0
Other comprehensive income	—	3.7
Other assets	2.6	3.3

Total gross deferred tax assets	43.1	44.7
Less: Valuation allowance	—	(0.1)

Total net deferred tax assets	43.1	44.6

Deferred tax liabilities:
Property, plant, and equipment	86.8	75.5
Other comprehensive income	1.5	—
Basis difference in intangible assets	51.1	41.2
Prepaid expenses	6.5	8.9
Other	0.2	0.1

Total deferred tax liabilities	146.1	125.7

Total net deferred income tax liability	$103.0	$81.1

The state net operating loss carry-forwards expire in years 2017 through 2037. The Company believes that it is more likely than not that all remaining deferred tax assets will be realized.

The Company records a liability for Uncertain Tax Positions in accordance with FASB ASC 740-10-25, Income Taxes—General—Recognition. The following table summarizes the activity related to unrecognized tax benefits:

(In millions)
Balance as of June 28, 2014	$0.7
Increases due to current year positions	0.2
Expiration of statutes of limitations	—

Balance as of June 27, 2015	0.9
Increases due to current year positions	—
Settlements with taxing authorities	(0.1)
Expiration of statutes of limitations	(0.4)

Balance as of July 2, 2016	0.4
Increases due to current year positions	0.5
Increases due to prior years positions	0.6
Expiration of statutes of limitations	(0.2)

Balance as of July 1, 2017	$1.3

Included in the balance as of July 1, 2017 and July 2, 2016, is $1.3 million ($1.2 million net of federal tax benefit) and $0.4 million ($0.3 million net of federal tax benefit), respectively, of unrecognized tax benefits that could affect the effective tax rate for continuing operations. The balance in unrecognized tax benefits relates primarily to transfer pricing and state tax issues.

As of July 1, 2017, substantially all federal, state and local, and foreign income tax matters have been concluded for years through 2013. It is reasonably possible that a decrease of $0.1 million in the balance of unrecognized tax benefits may occur within the next twelve months because of statute of limitations expirations, $0.1 million of which, if recognized, would affect the effective tax rate.

It is the Company’s practice to recognize interest and penalties related to uncertain tax positions in income tax expense. Less than $0.1 million (less than $0.1 million net of federal tax benefit) was accrued for interest related to uncertain tax positions as of July 1, 2017 and July 2, 2016. Net interest expense of less than $0.1 million (less than $0.1 million net of federal benefit) was recognized in tax expense for fiscal 2017, fiscal 2016, and fiscal 2015.

14.	Retirement Plans

Employee Savings Plans

The Company sponsors the Performance Food Group Employee Savings Plan (the “PFG Savings Plan”). The PFG Savings Plan consists of two components: a defined contribution plan covering substantially all employees (the “401(k) Plan”) and a profit sharing plan. Under the latter, the Company can make a discretionary contribution in a given year, although there is no requirement to do so, and no such contribution was made in fiscal years 2017 or 2016. As of January 1, 2009, the 401(k) plan merged with the Self-Directed Tax Advantaged Retirement (STAR) Plan of PFGC, Inc. (the “STAR Plan”). Employees participating in the 401(k) Plan may elect to contribute between 1% and 50% of their qualified compensation, up to a maximum dollar amount as specified by the provisions of the Internal Revenue Code. The Company matched 100% of the first 3.5% of the employee contributions, resulting in matching contributions of $16.5 million for fiscal 2017, $16.0 million for fiscal 2016, and $14.2 million for fiscal 2015. Associates eligible for the annual STAR Plan contribution (an annual amount based on the employee’s salary and years of service) as of December 31, 2008 were grandfathered for that contribution under the merged PFG Savings Plan. STAR Plan contributions made by the Company were $3.9 million for fiscal 2017, $4.2 million for fiscal 2016, and $4.0 million for fiscal 2015.

15.	Commitments and Contingencies

Purchase Obligations

The Company had outstanding contracts and purchase orders for capital projects and services totaling $15.9 million at July 1, 2017. Amounts due under these contracts were not included on the Company’s consolidated balance sheet as of July 1, 2017.

Withdrawn Multiemployer Pension Plans

Until May 2013, Performance Food Group, Inc. participated in the Central States Southeast and Southwest Areas Pension Fund (“Central States Pension Fund”), a multiemployer pension plan administered by the Teamsters Union, pursuant to which Performance Food Group, Inc. was required to make contributions on behalf of certain union employees. The Central States Pension Fund is underfunded and is in critical status as determined by the Pension Benefit Guaranty Corporation. In connection with a renegotiation of the collective bargaining agreement that had previously required the Company’s participation in the Central States Pension Fund, the Company negotiated the termination of its participation in the Central States Pension Fund and the Company has withdrawn. The withdrawal liability was increased by $2.8 million during the second quarter of fiscal 2015 to the Company’s total estimated withdrawal liability of $6.9 million. The Company has made total payments for voluntary withdrawal of this plan in the amount of $1.5 million. As of July 1, 2017, the estimated outstanding withdrawal liability totaled $5.4 million.

Guarantees

Subsidiaries of the Company have entered into numerous operating leases, including leases of buildings, equipment, tractors, and trailers. Certain of the leases for tractors, trailers, and other vehicles and equipment, provide for residual value guarantees to the lessors. Circumstances that would require the subsidiary to perform under the guarantees include either (1) default on the leases with the leased assets being sold for less than the specified residual values in the lease agreements, or (2) decisions not to purchase the assets at the end of the lease terms combined with the sale of the assets, with sales proceeds less than the residual value of the leased assets specified in the lease agreements. Residual value guarantees under these operating lease agreements typically range between 7% and 20% of the value of the leased assets at inception of the lease. These leases have original terms ranging from 4 to 8 years and expiration dates ranging from 2017 to 2024. As of July 1, 2017, the undiscounted maximum amount of potential future payments for lease guarantees totaled approximately $25.8 million, which would be mitigated by the fair value of the leased assets at lease expiration. The assessment as to whether it is probable that subsidiaries of the Company will be required to make payments under the terms of the guarantees is based upon their actual and expected loss experience. Consistent with the requirements of FASB ASC 460-10-50, Guarantees-Overall-Disclosure, the Company has recorded $0.2 million of the potential future guarantee payments on its consolidated balance sheet as of July 1, 2017.

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

U.S. Equal Employment Opportunity Commission Lawsuit. In March 2009, the Baltimore Equal Employment Opportunity Commission, or the “EEOC,” Field Office served us with company-wide (excluding, however, our Vistar and Roma Foodservice operations) subpoenas relating to alleged violations of the Equal Pay Act and Title VII of the Civil Rights Act (“Title VII”), seeking certain information from January 1, 2004 to a specified date in the first fiscal quarter of 2009. In August 2009, the EEOC moved to enforce the subpoenas in federal court in Maryland, and we opposed the motion. In February 2010, the court ruled that the subpoena related to the Equal Pay Act investigation was enforceable company-wide but on a narrower scope of data than the original subpoena sought (the court ruled that the subpoena was applicable to the transportation, logistics, and warehouse functions of our broadline distribution centers only and not to our PFG Customized distribution centers). We cooperated with the EEOC on the production of information. In September 2011, the EEOC notified us that the EEOC was terminating the investigation into alleged violations of the Equal Pay Act. In determinations issued in September 2012 by the EEOC with respect to the charges on which the EEOC had based its company-wide investigation, the EEOC concluded that we engaged in a pattern of denying hiring and promotion to a class of female applicants and employees into certain positions within the transportation, logistics, and warehouse functions within our broadline division in violation of Title VII. In June 2013, the EEOC filed suit in federal court in Baltimore against us. The litigation concerns two issues: (1) whether we unlawfully engaged in an ongoing pattern and practice of failing to hire female applicants into operations positions; and (2) whether we unlawfully failed to promote one of the three individuals who filed charges with the EEOC because of her being female. The EEOC seeks the following relief in the lawsuit: (1) to permanently enjoin us from denying employment to female applicants because of their sex and denying promotions to female employees because of their sex; (2) a court order mandating that we institute and carry out policies, procedures, practices and programs which provide equal employment opportunities for females; (3) back pay with prejudgment interest and compensatory damages for a former female employee and an alleged class of aggrieved female applicants; (4) punitive damages; and (5) costs. The court bifurcated the litigation into two phases. In the first phase, the jury will decide whether we engaged in a gender-based pattern and practice of discrimination and the individual claims of one former employee. If the EEOC prevails on all counts in the first phase, no monetary relief would be awarded, except possibly for the single individual’s claims, which would be immaterial. The remaining individual claims would then be tried in the second phase. At this stage in the proceedings, the Company cannot estimate either the number of individual trials that could occur in the second phase of the litigation or the value of those claims. For these reasons, we are unable to estimate any potential loss or range of loss in the event of an adverse finding in the first and second phases of the litigation. The parties are engaged in discovery. We intend to vigorously defend ourselves.

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

On October 4, 2016, we engaged in mediation with the plaintiffs, and on October 25, 2016, we indicated our non-binding agreement to settle the lawsuit on the basis of a settlement fund of $2.3 million, subject to negotiation of a mutually agreeable settlement agreement. On February 1, 2017, the parties filed a motion for preliminary approval of the settlement stipulation with the Court, and a hearing on that motion occurred on March 1, 2017, during which the court requested additional pleadings from the parties and continued the motion for preliminary approval until such pleadings were filed. The court held another hearing on the motion for preliminary approval on June 19, 2017, at which time preliminary approval was granted. Notice of the settlement stipulation was issued to the settlement class members on or about July 17, 2017. The notice period will close on October 6, 2017, and the final approval hearing has been set for November 6, 2017. Should the parties fail to receive final court approval, which is unanticipated, we intend to vigorously defend ourselves. As of July 1, 2017 the Company has accrued $2.3 million for this settlement.

Tax Liabilities

The Company is subject to customary audits by authorities in the jurisdictions where it conducts business in the United States, which may result in assessments of additional taxes.

16.	Related-Party Transactions

Transaction and Advisory Fee Agreement

The Company is a party to an advisory fee agreement pursuant to which affiliates of The Blackstone Group (“Blackstone”) and affiliates of Wellspring Capital Management (“Wellspring”) provide management certain strategic and structuring advice and certain monitoring, advising, and consulting services to the Company. The advisory fee agreement provides for the payment by the Company of an annual advisory fee and the reimbursement of out of pocket expenses. The annual advisory fee is the greater of $2.5 million or 1.5% of the Company’s consolidated EBITDA (as defined in the advisory fee agreement) for the immediately preceding fiscal year. The payments made under this agreement, which includes reimbursable expenses incurred by Blackstone and Wellspring, totaled $5.6 million, $5.0 million, and $4.7 million, for fiscal 2017, fiscal 2016, and fiscal 2015, respectively.

Under its terms, this agreement will terminate no later than October 6, 2017.

The Company also paid $0.6 million in advisory expenses to an affiliate of Blackstone in fiscal 2016 related to capital market advisory services provided to the Company. In addition, an affiliate of Blackstone received a $1.1 million underwriter’s discount in the IPO and a $0.3 million initial purchaser’s discount in the Notes offering.

Other

The Company does business with certain other affiliates of Blackstone. In fiscal 2017, the Company recorded sales of approximately $40.1 million to certain of these affiliate companies compared to sales of $47.4 million for fiscal 2016 and $34.8 million for fiscal 2015. The Company also recorded purchases from certain of these affiliate companies of approximately $10.5 million in fiscal 2017, $2.3 million in fiscal 2016, and $2.7 million in fiscal 2015. The Company does not conduct a material amount of business with affiliates of Wellspring.

The Company participates in a group purchasing organization for the purchase of certain products and services from third-party vendors. In connection with purchases by its participants (including the Company), the purchasing organization receives a commission from the vendors in respect of such purchases. Blackstone has entered into a separate agreement with the purchasing organization whereby Blackstone receives a portion of the gross fees vendors pay to the purchasing organization based on the volume of purchases made by the Company. Our purchases through the purchasing organization were $26.8 million in fiscal 2017, $28.2 million in fiscal 2016, and $25.1 million in fiscal 2015.

The Company participates in and has an equity method investment in a purchasing alliance that was formed to obtain better pricing, to expand product options, to reduce internal costs, and to achieve greater inventory turnover. The Company’s investment in the purchasing alliance was $4.6 million as of July 1, 2017 and $3.1 million as of July 2, 2016. For fiscal 2017, fiscal 2016, and fiscal 2015, the Company recorded purchases of $802.8 million, $514.8 million, and $294.3 million, respectively, through the purchasing alliance.

An affiliate of Blackstone had held a portion of the Term Facility prior to it being paid in full and terminated during fiscal 2016. The Company paid approximately $0.9 million and $1.5 million in interest related to fiscal 2016 and fiscal 2015, respectively, to this affiliate pursuant to the terms of the Term Facility.

17.	Earnings Per Share

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is calculated using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. In computing diluted EPS, the average closing stock price for the period is used in determining the number of shares assumed to be purchased with the proceeds from the exercise of stock options under the treasury stock method. For fiscal 2017, potential common shares of 600,658 were not included in computing diluted earnings per share because the effect would have been antidilutive.

For fiscal 2015, the Company’s calculation of weighted-average number of common shares includes Class A and Class B common stock. All shares of Class A and Class B common stock entitle the holders thereof to the same rights, preferences, and privileges in respect of dividends.

A reconciliation of the numerators and denominators for the basic and diluted EPS computations is as follows:

(In millions, except share and per share amounts)	For the fiscal year ended July 1, 2017	For the fiscal year ended July 2, 2016	For the fiscal year ended June 27, 2015
Numerator:
Net Income	$96.3	$68.3	$56.5

Denominator:
Weighted-average common shares outstanding	100,236,486	96,451,931	86,874,727
Dilutive effect of share-based awards	2,800,237	1,676,695	738,971

Weighted-average dilutive shares outstanding	103,036,723	98,128,626	87,613,698

Basic earnings per share	$0.96	$0.71	$0.65

Diluted earnings per share	$0.93	$0.70	$0.64

18.	Stock-based Compensation

Performance Food Group Company provides compensation benefits to employees and non-employee directors not employed by Blackstone and Wellspring under several share based payment arrangements. These arrangements are designed to promote the long-term growth and profitability of the Company by providing employees and consultants who are or will be involved in the Company’s growth with an opportunity to acquire an ownership interest in the Company, thereby encouraging them to contribute to and participate in the success of the Company.

The Performance Food Group Company 2007 Management Option Plan (the “2007 Option Plan”)

The 2007 Option Plan allows for the granting of awards to current and future employees, officers, directors, consultants, and advisors of the Company or its affiliates in the form of nonqualified options. The terms and conditions of awards granted under the 2007 Option Plan are determined by the Board of Directors. The contractual term of the options is ten years. There are 6,445,982 shares of common stock reserved for issuances under the 2007 Option Plan and 536,849 shares available for grant as of July 1, 2017. Although there are shares available for grant under the 2007 Option Plan, the Company does not intend to grant new awards from this plan.

Each of the employee awards under the 2007 Option Plan is divided into three equal portions. Tranche I options are subject to time vesting. Tranche II and Tranche III options are subject to both time and performance vesting, including performance criteria based on the internal rate of return and sponsor cash inflows as outlined in the 2007 Option Plan. Prior to the amendment discussed below, the Company’s assessment of the performance criteria indicated that satisfaction of the performance criteria was not probable and therefore, no compensation expense had been recognized for Tranche II and Tranche III options.

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

Based on management’s assessment of the probability associated with the underlying conditions of the amended Tranche II and III awards, the Company believes that, following the amendments, there is a reasonable possibility that the performance targets could be met. The Company engaged an unrelated specialist to assist in the process of determining the fair value based measure of the modified awards. Based on management’s evaluation, the estimate of the possible compensation expense is approximately $52.0 million, of which $15.3 million has been recognized through fiscal 2017 and approximately $10.2 million will be recognized within the next two years. The remaining $26.5 million of compensation expense will be recognized when the Company concludes that it is probable that certain performance conditions will be met.

No Tranche I options were granted from the 2007 Option Plan in fiscal 2017. The Company estimated the fair value of the Tranche I time vesting options granted in the fiscal years below using a Black-Scholes option pricing model with the following weighted average assumptions:

	For the fiscal year ended July 2, 2016	For the fiscal year ended June 27, 2015
Risk-free Interest Rate	1.72%	2.11%
Dividend Yield	0.00%	4.13%
Expected Volatility	38.00%	37.00%
Expected Term (in years)	6.5	10
Weighted Average Fair Value of Options Granted	$8.99	$4.27

The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected holding period. The Company assumed a dividend yield of zero percent when valuing the grants in fiscal 2016 under the 2007 Option Plan because the Company announced that it did not intend to pay dividends on its common stock. For grants in fiscal year 2015, the Company assumed a dividend yield based on the historical payment of dividends over prior fiscal years. Expected volatility is based on the expected volatilities of comparable peer companies that are publicly traded. The expected term represents the period of time that awards granted are expected to be outstanding. The Company historically estimated the expected term to be the contractual term of the options given the repurchase rights detailed in the 2007 Option Plan. For grants in fiscal 2016, the Company elected to use the simplified method to estimate the expected holding period because we did not have sufficient information to understand post vesting exercise behavior.

No Tranche II and III options were granted from the 2007 Option Plan in fiscal 2017. With the assistance of a specialist, the Company estimated the fair value of the Tranche II and III options and restricted shares with a market condition using a Monte Carlo simulation with the following weighted average assumptions:

	For the fiscal year ended July 2, 2016
	Options	Market Condition Restricted Shares
Risk-free Interest Rate	1.23%	1.23%
Dividend Yield	0.00%	0.00%
Expected Volatility	30.00%	30.00%
Expected Term (in years)	6.38	2.71
Weighted Average Fair Value of Awards Granted	$4.20	$8.43

The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected holding period. The Company assumed a dividend yield of zero percent when valuing the grants in fiscal 2016 under the 2007 Option Plan because the Company announced that it does not intend to pay dividends on its common stock. Expected volatility is based on the historical equity volatility of comparable peer companies that are publicly traded. This historical equity volatility was un-levered using the company specific capital structure of the comparable peer companies and was re-levered using the capital structure of the Company. The expected term represents the period of time that awards granted are expected to be outstanding, as determined with the assistance of a specialist based on the vesting term and contractual term.

In total, compensation cost that has been charged against income for the Company’s 2007 Option Plan was $6.7 million, $13.2 million and $1.0 million for fiscal 2017, fiscal 2016 and fiscal 2015, respectively, and it is included within operating expenses in the consolidated statements of operations. The total income tax benefit recognized in the consolidated statements of operations was $2.6 million, $5.1 million and $0.4 million for fiscal 2017, 2016 and 2015, respectively. The total unrecognized compensation cost the Company has concluded that is probable for all tranches under the 2007 Option Plan is $10.7 million as of July 1, 2017. This cost is expected to be recognized over a weighted-average period of 1.8 years.

The following table summarizes the stock option activity for fiscal 2017 under the 2007 Option Plan.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding as of July 2, 2016	3,515,913	$13.10
Granted	—	$—
Exercised	(711,067)	$5.73
Forfeited	(55,573)	$17.42
Expired	(3,232)	$14.94

Outstanding as of July 1, 2017	2,746,041	$14.92	6.07	$34.3

Vested or expected to vest as of July 1, 2017	2,746,041	$14.92	6.07	$34.3

Exercisable as of July 1, 2017	947,471	$8.62	2.66	$17.8

The intrinsic value of exercised options was $14.4 million in fiscal 2017 and $5.7 million in fiscal 2016.

The following table summarizes the changes in nonvested restricted shares for fiscal 2017 under the 2007 Option Plan.

	Shares	Weighted Average Grant Date Fair Value
Nonvested as of July 2, 2016	2,232,874	$8.43
Vested	—	$—
Forfeited	(52,596)	$8.36

Nonvested as of July 1, 2017	2,180,278	$8.36

The Performance Food Group Company 2015 Omnibus Incentive Plan (the “2015 Incentive Plan”)

In July 2015, the Company approved the 2015 Incentive Plan. The 2015 Incentive Plan allows for the granting of awards to current employees, officers, directors, consultants, and advisors of the Company. The terms and conditions of awards granted under the 2015 Option Plan are determined by the Board of Directors. There are 4,850,000 shares of common stock reserved for issuance under the 2015 Incentive Plan, including non-qualified stock options and incentive stock options, stock appreciation rights, restricted shares (service-based and performance-based), and other equity based or cash-based awards. As of July 1, 2017, there are 2,779,870 shares available for grant under the 2015 Incentive Plan. The contractual term of the options granted under the 2015 Incentive Plan is ten years.

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

The fair values of service-based restricted shares and restricted shares with a performance condition were based on the Company’s stock price as of the date of grant. With the assistance of a specialist, the fair value of 111,494 restricted shares granted in fiscal 2017 with a market condition was estimated using a Monte Carlo simulation, which approximated 92% of the Company’s stock price on the date of grant.

The Company estimated the fair value of options granted in the fiscal years below using a Black-Scholes option pricing model with the following weighted average assumptions:

	For the fiscal year ended July 1, 2017	For the fiscal year ended July 2, 2016
Risk-free Interest Rate	1.30%	1.56%
Dividend Yield	0.00%	0.00%
Expected Volatility	33.00%	37.94%
Expected Term (in years)	6.25	6.25
Weighted Average Fair Value of Awards Granted	$9.10	$7.55

The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected holding period. The Company assumed a dividend yield of zero percent when valuing the grants in fiscal 2017 and fiscal 2016 under the 2015 Incentive Plan because the Company announced that it does not intend to pay dividends on its common stock. Expected volatility is based on the expected volatilities of comparable peer companies that are publicly traded. The expected term represents the period of time that awards granted are expected to be outstanding. The Company elected to use the simplified method to estimate the expected holding period because we do not have sufficient information to understand post vesting exercise behavior. As such, we will continue to use this methodology until such time we have sufficient history to provide a reasonable basis on which to estimate the expected term.

The compensation cost that has been charged against income for the Company’s 2015 Incentive Plan was $10.6 million for fiscal 2017, $4.0 million for fiscal 2016 and $0.2 million for fiscal 2015, and it is included within operating expenses in the consolidated statement of operations. The total income tax benefit recognized in the consolidated statements of operations was $4.1 million in fiscal 2017, $1.6 million in fiscal 2016 and $0.1 million in fiscal 2015. Total unrecognized compensation cost for all awards under the 2015 Incentive Plan is $21.4 million as of July 1, 2017. This cost is expected to be recognized over a weighted-average period of 2.7 years.

The following table summarizes the stock option activity for fiscal 2017 under the 2015 Incentive Plan.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding as of July 2, 2016	130,225	$19.09
Granted	448,719	$26.17
Exercised	(4,227)	$19.00
Forfeited	—	$—

Outstanding as of July 1, 2017	574,717	$24.62	8.94	$1.6

Vested or expected to vest as of July 1, 2017	574,717	$24.62	8.94	$1.6

Exercisable as of July 1, 2017	30,292	$19.10	8.26	$0.3

The following table summarizes the changes in nonvested restricted shares and restricted stock units for fiscal 2017 under the 2015 Incentive Plan.

	Shares	Weighted Average Grant Date Fair Value
Nonvested as of July 2, 2016	891,447	$18.31
Granted	593,032	$25.86
Vested	(354,618)	$17.69
Forfeited	(19,404)	$21.51

Nonvested as of July 1, 2017	1,110,457	$22.50

The total fair value of shares vested during fiscal 2017 and fiscal 2016 were $9.2 million and $0.6 million, respectively.

19.	Segment Information

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

(In millions)	PFS	PFG Customized	Vistar	Corporate & All Other	Eliminations	Consolidated
For fiscal year ended July 1, 2017
Net external sales	$9,813.3	$3,819.5	$3,001.0	$128.0	$—	$16,761.8
Inter-segment sales	9.1	1.3	2.6	219.8	(232.8)	—
Total sales	9,822.4	3,820.8	3,003.6	347.8	(232.8)	16,761.8
EBITDA	325.2	25.3	120.8	(132.6)	—	338.7
Depreciation and amortization	57.4	16.1	24.6	28.0	—	126.1
Capital expenditures	91.6	9.5	6.4	32.7	—	140.2

For fiscal year ended July 2, 2016
Net external sales	$9,608.9	$3,781.1	$2,698.8	$16.0	$—	$16,104.8
Inter-segment sales	7.4	1.0	2.7	204.5	(215.6)	—
Total sales	9,616.3	3,782.1	2,701.5	220.5	(215.6)	16,104.8
EBITDA	307.0	34.1	113.0	(137.1)	—	317.0
Depreciation and amortization	63.2	15.4	18.2	21.8	—	118.6
Capital expenditures	67.5	8.2	13.4	30.6	—	119.7

For fiscal year ended June 27, 2015
Net external sales	$9,078.2	$3,752.2	$2,423.4	$16.2	$—	$15,270.0
Inter-segment sales	6.8	0.7	2.7	175.4	(185.6)	—
Total sales	9,085.0	3,752.9	2,426.1	191.6	(185.6)	15,270.0
EBITDA	254.2	36.5	105.5	(92.6)	—	303.6
Depreciation and amortization	65.8	15.7	16.4	23.4	—	121.3
Capital expenditures	41.8	7.8	14.5	34.5	—	98.6

Total assets by reportable segment, excluding intercompany receivables between segments, are as follows:

(In millions)	As of July 1, 2017	As of July 2, 2016
PFS	$2,161.2	$1,965.1
PFG Customized	667.1	626.2
Vistar	654.5	636.2
Corporate & All Other	321.3	227.9

Total assets	$3,804.1	$3,455.4

The sales mix for the Company’s principal product and service categories is as follows:

(In millions)	For the fiscal year ended July 1, 2017	For the fiscal year ended July 2, 2016	For the fiscal year ended June 27, 2015
Center of the plate	$5,520.5	$5,187.5	$5,023.3
Frozen foods	2,195.3	2,101.3	1,950.4
Canned and dry groceries	2,146.6	2,172.8	2,072.5
Refrigerated and dairy products	2,093.7	2,081.7	2,039.0
Beverage	1,433.5	1,315.2	1,159.0
Paper products and cleaning supplies	1,291.6	1,241.4	1,160.0
Candy	706.8	687.2	648.5
Snack	627.2	578.6	523.0
Produce	490.6	507.7	469.4
Theater and concession	156.0	144.2	131.0
Merchandising and other services	100.0	87.2	93.9

Total	$16,761.8	$16,104.8	$15,270.0

SCHEDULE 1—Registrant’s Condensed Financial Statements

PERFORMANCE FOOD GROUP COMPANY

Parent Company Only

CONDENSED BALANCE SHEETS

($ in millions except share and per share data)	As of July 1, 2017	As of July 2, 2016
ASSETS
Current assets:
Cash	$—	$—
Income tax receivable	10.7	8.6

Total current assets	10.7	8.6
Investment in wholly owned subsidiary	956.2	830.4

Total assets	$966.9	$839.0

LIABILITIES AND SHAREHOLDERS’ EQUITY
Intercompany payable	41.4	36.2

Total liabilities	41.4	36.2

Commitments and contingencies
Shareholders’ equity:
Common Stock
Common Stock: $0.01 par value per share, 1,000,000,000 shares authorized, 100,805,993 shares issued and outstanding as July 1, 2017; 1,000,000,000 shares authorized, 99,901,288 shares issued and outstanding as July 2, 2016	1.0	1.0
Additional paid-in capital	855.5	836.8
Accumulated earnings (deficit)	69.0	(35.0)

Total shareholders’ equity	925.5	802.8

Total liabilities and shareholders’ equity	$966.9	$839.0

See accompanying notes to condensed financial statements.

PERFORMANCE FOOD GROUP COMPANY

Parent Company Only

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

($ in millions)	Fiscal year ended July 1, 2017	Fiscal year ended July 2, 2016	Fiscal year ended June 27, 2015
Operating expenses	$5.8	$5.3	$4.9

Operating loss	(5.8)	(5.3)	(4.9)
Income tax benefit	(2.2)	(1.9)	(1.8)

Loss before equity in net income of subsidiary	(3.6)	(3.4)	(3.1)
Equity in net income of subsidiary, net of tax	99.9	71.7	59.6

Net income	96.3	68.3	56.5
Other comprehensive (loss) income	8.2	(1.3)	1.2

Total comprehensive income	$104.5	$67.0	$57.7

See accompanying notes to condensed financial statements.

PERFORMANCE FOOD GROUP COMPANY

Parent Company Only

CONDENSED STATEMENTS OF CASH FLOWS

($ in millions)	Fiscal year ended July 1, 2017	Fiscal year ended July 2, 2016(1)	Fiscal year ended June 27, 2015
Cash flows from operating activities:
Net income	$96.3	$68.3	$56.5
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Equity in net income of subsidiary	(99.9)	(71.7)	(59.6)
Changes in operating assets and liabilities, net
Prepaid offering costs	—	—	(2.9)
Intercompany payables	5.2	7.9	7.7
Income tax receivable	(2.1)	(1.9)	(1.7)

Net cash (used in) provided by operating activities	(0.5)	2.6	—

Cash flows from investing activities:
Capital contributed to subsidiary	—	(229.4)	—

Net cash used in investing activities	—	(229.4)	—

Cash flows from financing activities:
Proceeds from exercise of stock options	4.0	1.3	—
Net proceeds from initial public offering	—	226.4	—
Cash paid for shares withheld to cover taxes	(3.5)	(0.9)	—

Net cash provided by financing activities	0.5	226.8	—

Net (decrease) increase in cash	—	—	—
Cash, beginning of period	—	—	—

Cash, end of period	$—	$—	$—

(1)	The condensed statement of cash flows for the fiscal year ended July 2, 2016 has been adjusted to reflect the adoption of ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. Cash payments of $0.9 million to tax authorities in connection with shares withheld to meet statutory withholding requirements were reclassified from operating activities to financing activities. Refer to Note 3 of Performance Food Group Company’s consolidated financial statements for further discussion.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Regulations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), require public companies, including us, to maintain “disclosure controls and procedures,” which are defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required or necessary disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, of the effectiveness of its disclosure controls and procedures. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this annual report, were effective to accomplish their objectives at a reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. In order to evaluate the effectiveness of internal control over financial reporting, management, with the participation of the Company’s principal executive officer and principal financial officer, has conducted an assessment, including testing, using the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

The Company’s internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

i.	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

ii.	provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our board of directors; and

iii.	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on our assessment, under the criteria established in Internal Control—Integrated Framework (2013), issued by the COSO, management has concluded that the Company maintained effective internal control over financial reporting as of July 1, 2017. In addition, the effectiveness of the Company’s internal control over financial reporting as of July 1, 2017 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report which appears in Part II, Item 8.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) under the Exchange Act), that occurred during the fiscal quarter ended July 1, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be included in our definitive proxy statement for the 2017 Annual Meeting of Stockholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended July 1, 2017.

Item 11. Executive Compensation

The information required by this item will be included in our definitive proxy statement for the 2017 Annual Meeting of Stockholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended July 1, 2017.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in our definitive proxy statement for the 2017 Annual Meeting of Stockholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended July 1, 2017.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in our definitive proxy statement for the 2017 Annual Meeting of Stockholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended July 1, 2017.

Item 14. Principal Accountant Fees and Services

The information required by this item will be included in our definitive proxy statement for the 2017 Annual Meeting of Stockholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended July 1, 2017.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed, or incorporated by reference, as part of this Form 10-K:

1.	All financial statements. See Index to Consolidated Financial Statements on page 56 of this Form 10-K.

2.	All financial statement schedules are omitted because they are not present, not present in material amounts, or presented within the Consolidated Financial Statements or Notes thereto within Item 8. Financial Statements and Supplementary Data.

3.	Exhibits. See the Exhibit Index immediately following the signature page hereto, which is incorporated by reference as if fully set forth herein.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on the 25th day of August, 2017.

PERFORMANCE FOOD GROUP COMPANY (Registrant)

By:	/s/ George L. Holm
Name:	George L. Holm
Title:	Chief Executive Officer & President (Principal Executive Officer and Authorized Signatory)

POWER OF ATTORNEY

Know all persons by these presents, that each person whose signature appears below hereby constitutes and appoints A. Brent King and Jeffery Fender, and each of them, as his or her true and lawful attorneys-in-fact and agents, with power to act with or without the others and with full power of substitution and resubstitution, to do any and all acts and things and to execute any and all instruments which said attorneys and agents and each of them may deem necessary or desirable to enable the registrant to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission thereunder in connection with the registrant’s Annual Report on Form 10-K for the fiscal year ended July 1, 2017 (the “Annual Report”), including specifically, but without limiting the generality of the foregoing, power and authority to sign the name of the registrant and the name of the undersigned, individually and in his or her capacity as a director or officer of the registrant, to the Annual Report as filed with the Securities and Exchange Commission, to any and all amendments thereto, and to any and all instruments or documents filed as part thereof or in connection therewith; and each of the undersigned hereby ratifies and confirms all that said attorneys and agents and each of them shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 25th day of August, 2017.

Signatures	Title

/s/ George L. Holm George L. Holm	Chief Executive Officer & President; Director (Principal Executive Officer)

/s/ Thomas G. Ondrof Thomas G. Ondrof	Executive Vice President & Chief Financial Officer (Principal Financial Officer)

/s/ Christine Vlahcevic Christine Vlahcevic	Chief Accounting Officer (Principal Accounting Officer)

/s/ William F. Dawson Jr. William F. Dawson Jr.	Director

/s/ Bruce McEvoy Bruce McEvoy	Director

/s/ Jeffrey Overly Jeffrey Overly	Director

/s/ Douglas M. Steenland Douglas M. Steenland	Director

/s/ Arthur B. Winkleblack Arthur B. Winkleblack	Director

/s/ John J. Zillmer John J. Zillmer	Director

/s/ Meredith Adler Meredith Adler	Director

/s/ Kimberly S. Grant Kimberly S. Grant	Director

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-37578) filed with the Securities and Exchange Commission on October 6, 2015).

3.2	Amended and Restated By-Laws of the Registrant (incorporated by reference as Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-37578) filed with the Securities and Exchange Commission on October 6, 2015).

4.1	Indenture, dated as of May 17, 2016, by and among Performance Food Group, Inc., the subsidiary guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-37578) filed with the Securities and Exchange Commission on May 17, 2016).

4.2	Form of 5.500% Senior Notes due 2024 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-37578) filed with the Securities and Exchange Commission on May 17, 2016).

4.3	Supplemental Indenture, dated as of December 13, 2016, among T.F. Kinnealey & Co., Inc., Larry Kline Wholesale Meats and Provisions, Inc. and U.S. Bank, National Association, as trustee, relating to the Company’s 5.50% Senior Notes due 2024 (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37578) filed with the Securities and Exchange Commission on February 8, 2017).

10.1	Second Amended and Restated Credit Agreement, dated February 1, 2016, among Performance Food Group, Inc., the other borrowers thereto, and Wells Fargo Bank, National Association (incorporated by reference as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q
(File No. 001-37578), filed with the Securities and Exchange Commission on February 3, 2016).

10.2	Credit Agreement, dated May 14, 2013, among Performance Food Group Inc., PFGC, Inc., Credit Suisse AG, Cayman Islands Branch, as administrative and collateral agent, Credit Suisse Securities (USA) LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, BMO Capital Markets, Barclays Bank PLC, J.P. Morgan Securities LLC, and Wells Fargo Securities LLC, as joint lead arrangers and joint bookrunners, and the other lenders party thereto (incorporated by reference as Exhibit 10.4 to the Company’s Registration Statement on Form S-1
(File 333-198654), filed with the Securities and Exchange Commission on September 21, 2015).

10.3	Amended and Restated Stockholders’ Agreement, dated as of October 6, 2015, among Performance Food Group Company and the other parties thereto (incorporated by reference as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37578), filed with the Securities and Exchange Commission on October 6, 2015).

10.4	Amended and Restated Registration Rights Agreement dated as of October 6, 2015, among the Performance Food Group Company and the other parties thereto (incorporated by reference as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-37578), filed with the Securities and Exchange Commission on October 6, 2015).

10.5†	Amended and Restated 2007 Management Option Plan (incorporated by reference as Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File 333-198654), filed with the Securities and Exchange Commission on September 21, 2015).

10.6†	2015 Omnibus Incentive Plan (incorporated by reference as Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File 333-198654), filed with the Securities and Exchange Commission on September 21, 2015).

Exhibit No.	Description

10.10†	Employment Letter Agreement, dated September 6, 2002, between George L. Holm and Performance Food Group Company (f/k/a Wellspring Distribution Corp.) (incorporated by reference as Exhibit 10.9 to the Company’s Registration Statement on Form S-1
(File 333-198654), filed with the Securities and Exchange Commission on September 21, 2015).

10.11	Amended and Restated Advisory Fee Agreement between Performance Food Group Company, Blackstone Management Partners LLC and Wellspring Capital Management, LLC (incorporated by reference as Exhibit 10.10 to the Company’s Registration Statement on Form S-1
(File 333-198654), filed with the Securities and Exchange Commission on September 21, 2015).

10.12†	Employment Letter Agreement, dated April 7, 2014, between Jim Hope and Performance Food Group (incorporated by reference as Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File 333-198654), filed with the Securities and Exchange Commission on September 21, 2015).

10.13†	Employment Letter Agreement, dated December 11, 2014, between David Flitman and Performance Food Group Company (incorporated by reference as Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File 333-198654), filed with the Securities and Exchange Commission on September 21, 2015).

10.14†	Non-Qualified Stock Option Award Agreement, dated April 12, 2010, between Douglas M. Steenland and Performance Food Group Company (formerly known as Wellspring Distribution Corp.) (incorporated by reference as Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File 333-198654), filed with the Securities and Exchange Commission on September 21, 2015).

10.15†	Form of Option Award Agreement for Named Executive Officers under the 2007 Management Option Plan (incorporated by reference as Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File 333-198654), filed with the Securities and Exchange Commission on September 21, 2015).

10.16†	Form of Severance Letter Agreement (incorporated by reference as Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (File 333-198654), filed with the Securities and Exchange Commission on September 21, 2015).

10.17†	Form of Time-Based Restricted Stock Agreement under the 2015 Omnibus Incentive Plan (incorporated by reference as Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File 333-198654), filed with the Securities and Exchange Commission on September 21, 2015).

10.18†	Form of Performance-Based Restricted Stock Agreement under the 2015 Omnibus Incentive Plan (incorporated by reference as Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (File 333-198654), filed with the Securities and Exchange Commission on September 21, 2015).

10.19†	Form of Option Grant under the 2015 Omnibus Incentive Plan (incorporated by reference as Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (File 333-198654), filed with the Securities and Exchange Commission on September 21, 2015).

10.20†	Transition Agreement, dated May 3, 2016, between Performance Food Group Company and Robert D. Evans (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 4, 2016 (File 001-37578)).

10.21	First Amendment to Second Amended and Restated Credit Agreement, dated August 3, 2017, among Performance Food Group, Inc., the other borrowers thereto, and Wells Fargo, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on
Form 8-K (File No. 001-37578), filed with the Securities and Exchange Commission on August 4, 2017).

Exhibit No.	Description

10.22†	Letter Agreement, dated August 19, 2016, between Performance Food Group Company and Thomas G. Ondrof (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37578), filed with the Securities and Exchange Commission on September 22, 2016).

10.23†	Restricted Stock Unit Award Agreement (Equity Award), dated July 30, 2015, between David Flitman and Performance Food Group Company (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37578), filed with the Securities and Exchange Commission on November 8, 2016).

10.24†	Restricted Stock Unit Award Agreement (Buyout Award), dated July 30, 2015, between David Flitman and Performance Food Group Company (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37578), filed with the Securities and Exchange Commission on November 8, 2016).

10.25†	Form of Restricted Stock Unit Agreement (Non-Employee Director) under the 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37578), filed with the Securities and Exchange Commission on November 8, 2016).

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Deloitte & Touche LLP

24.1*	Power of Attorney (included on signature pages to this Annual Report on Form 10-K)

31.1*	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.
†	Identifies exhibits that consist of a management contract or compensatory plan or arrangement.

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