Form 10-Q
period 2017-09-30
Performance Food Group Co
filed 2017-11-08
CIK 1618673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

104,638,055 shares of common stock were outstanding as of November 1, 2017.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q (this “Form 10-Q”) may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. All statements, other than statements of historical facts included in this Form 10-Q, including statements concerning our plans, objectives, goals, beliefs, business strategies, future events, business conditions, our results of operations, financial position and our business outlook, business trends and other information, may be forward-looking statements. Words such as “estimates,” “expects,” “contemplates,” “will,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts,” “may,” “should” and variations of such words or similar expressions are intended to identify forward-looking statements. The forward-looking statements are not historical facts, and are based upon our current expectations, beliefs, estimates and projections, and various assumptions, many of which, by their nature, are inherently uncertain and beyond our control. Our expectations, beliefs, estimates and projections are expressed in good faith and we believe there is a reasonable basis for them. However, we cannot assure you that management’s expectations, beliefs, estimates and projections will result or be achieved and actual results may vary materially from what is expressed in or indicated by the forward-looking statements.

There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. Such risks, uncertainties and other important factors that could cause actual results to differ include, among others, the risks, uncertainties and factors set forth under Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the fiscal year ended July 1, 2017, as such risk factors may be updated from time to time in our periodic filings with the SEC, and are accessible on the SEC’s website at www.sec.gov, and also include the following:

•	competition in our industry is intense, and we may not be able to compete successfully;

•	we operate in a low margin industry, which could increase the volatility of our results of operations;

•	we may not realize anticipated benefits from our operating cost reduction and productivity improvement efforts;

•	our profitability is directly affected by cost inflation and deflation and other factors;

•	we do not have long-term contracts with certain of our customers;

•	group purchasing organizations may become more active in our industry and increase their efforts to add our customers as members of these organizations;

•	changes in eating habits of consumers;

•	extreme weather conditions;

•	our reliance on third-party suppliers;

•	labor relations and cost risks and availability of qualified labor;

•	volatility of fuel and other transportation costs;

•	inability to adjust cost structure where one or more of our competitors successfully implement lower costs;

•	we may be unable to increase our sales in the highest margin portion of our business;

•	changes in pricing practices of our suppliers;

•	risks relating to any future acquisitions;

•	environmental, health, and safety costs;

•	the risk that we fail to comply with requirements imposed by applicable law or government regulations;

•	our reliance on technology and risks associated with disruption or delay in implementation of new technology;

•	costs and risks associated with a potential cybersecurity incident or other technology disruption;

•	product liability claims relating to the products we distribute and other litigation;

•	negative media exposure and other events that damage our reputation;

•	anticipated multiemployer pension related liabilities and contributions to our multiemployer pension plan;

•	impact of uncollectibility of accounts receivable;

•	difficult economic conditions affecting consumer confidence;

•	departure of key members of senior management;

•	risks relating to federal, state, and local tax rules;

•	the cost and adequacy of insurance coverage;

•	risks relating to our outstanding indebtedness; and

•	our ability to maintain an effective system of disclosure controls and internal control over financial reporting.

We caution you that the risks, uncertainties and other factors referenced above may not contain all of the risks, uncertainties and other factors that are important to you. In addition, we cannot assure you that we will realize the results, benefits or developments that we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our business in the way expected. We cannot assure you (i) we have correctly measured or identified all of the factors affecting our business or the extent of these factors’ likely impact, (ii) the available information with respect to these factors on which such analysis is based is complete or accurate, (iii) such analysis is correct or (iv) our strategy, which is based in part on this analysis, will be successful. All forward-looking statements in this report apply only as of the date of this report or as of the date they were made and, except as required by applicable law, we undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

Unless this Form 10-Q indicates otherwise or the context otherwise requires, the terms “we,” “our,” “us,” “the Company,” or “PFG” as used in this Form 10-Q refer to Performance Food Group Company and its consolidated subsidiaries.

Part I – FINANCIAL INFORMATION

Item 1.	Financial Statements

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except per share data)	As of September 30, 2017	As of July 1, 2017
ASSETS
Current assets:
Cash	$6.9	$8.1
Accounts receivable, less allowances of $18.9 and $17.0	1,058.6	1,028.5
Inventories, net	1,034.0	1,013.3
Prepaid expenses and other current assets	33.3	35.0

Total current assets	2,132.8	2,084.9
Goodwill	738.7	718.6
Other intangible assets, net	215.6	201.1
Property, plant and equipment, net	737.6	740.7
Restricted cash	12.9	12.9
Other assets	45.7	45.9

Total assets	$3,883.3	$3,804.1

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Outstanding checks in excess of deposits	$205.0	$218.2
Trade accounts payable	908.7	907.1
Accrued expenses	249.4	246.0
Long-term debt—current installments	5.9	5.8
Capital and finance lease obligations—current installments	6.1	5.9
Derivative liabilities	0.1	0.3

Total current liabilities	1,375.2	1,383.3
Long-term debt	1,308.7	1,241.9
Deferred income tax liability, net	100.4	103.0
Capital and finance lease obligations, excluding current installments	43.1	44.0
Other long-term liabilities	106.5	106.4

Total liabilities	2,933.9	2,878.6

Commitments and contingencies (Note 9)
Shareholders’ equity:
Common Stock
Common Stock: $0.01 par value per share, 1.0 billion shares authorized, 101.0 million shares issued and outstanding as of September 30, 2017; 1.0 billion shares authorized, 100.8 million shares issued and outstanding as of July 1, 2017.	1.0	1.0
Additional paid-in capital	856.8	855.5
Accumulated other comprehensive income, net of tax expense of $1.6 and $1.5	2.4	2.4
Retained earnings	89.2	66.6

Total shareholders’ equity	949.4	925.5

Total liabilities and shareholders’ equity	$3,883.3	$3,804.1

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per share data)	Three months ended September 30, 2017	Three months ended October 1, 2016
Net sales	$4,364.9	$4,046.1
Cost of goods sold	3,810.2	3,534.8

Gross profit	554.7	511.3
Operating expenses	504.2	479.7

Operating profit	50.5	31.6

Other expense, net:
Interest expense	14.6	12.9
Other, net	(0.3)	(0.8)

Other expense, net	14.3	12.1

Income before taxes	36.2	19.5
Income tax expense	13.6	7.3

Net income	$22.6	$12.2

Weighted-average common shares outstanding:
Basic	100.9	99.9
Diluted	103.9	102.8
Earnings per common share:
Basic	$0.22	$0.12
Diluted	$0.22	$0.12

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

($ in millions)	Three months ended September 30, 2017	Three months ended October 1, 2016
Net income	$22.6	$12.2
Other comprehensive income, net of tax:
Interest rate swaps:
Change in fair value, net of tax	—	1.0
Reclassification adjustment, net of tax	—	0.8

Other comprehensive income	—	1.8

Total comprehensive income	$22.6	$14.0

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In millions)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	(Accumulated Deficit) Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance as of July 2, 2016	99.9	$1.0	$836.8	$(5.8)	$(29.2)	$802.8
Issuance of common stock under stock-based compensation plans	0.1	—	(0.8)	—	—	(0.8)
Net income	—	—	—	—	12.2	12.2
Interest rate swaps	—	—	—	1.8	—	1.8
Stock-based compensation expense	—	—	4.2	—	—	4.2
Change in accounting principle (1)	—	—	0.9	—	(0.5)	0.4

Balance as of October 1, 2016	100.0	$1.0	$841.1	$(4.0)	$(17.5)	$820.6

Balance as of July 1, 2017	100.8	$1.0	$855.5	$2.4	$66.6	$925.5
Issuance of common stock under stock-based compensation plans	0.2	—	(2.1)	—	—	(2.1)
Net income	—	—	—	—	22.6	22.6
Interest rate swaps	—	—	—	—	—	—
Stock-based compensation expense	—	—	3.4	—	—	3.4

Balance as of September 30, 2017	101.0	$1.0	$856.8	$2.4	$89.2	$949.4

(1)	As of the beginning of fiscal 2017, the Company elected to early adopt the provisions of ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The Company has made a policy election to account for forfeitures as they occur and recorded a cumulative-effect adjustment to Accumulated Deficit as of the date of adoption.

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

($ in millions)	Three months ended September 30, 2017	Three months ended October 1, 2016 (1)
Cash flows from operating activities:
Net income	$22.6	$12.2
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	24.8	20.8
Amortization of intangible assets	6.6	8.7
Amortization of deferred financing costs and other	1.2	1.1
Provision for losses on accounts receivables	2.8	3.1
Expense related to modification of debt	—	0.1
Stock compensation expense	3.4	4.2
Deferred income tax benefit	(2.7)	(1.8)
Change in fair value of derivative assets and liabilities	(0.1)	(0.7)
Other	(0.8)	0.3
Changes in operating assets and liabilities, net
Accounts receivable	(20.1)	(37.3)
Inventories	(5.0)	(29.6)
Prepaid expenses and other assets	4.5	2.6
Trade accounts payable	(7.6)	7.4
Outstanding checks in excess of deposits	(13.2)	(50.9)
Accrued expenses and other liabilities	(0.4)	(15.4)

Net cash provided by (used in) operating activities	16.0	(75.2)

Cash flows from investing activities:
Purchases of property, plant and equipment	(16.5)	(34.8)
Net cash paid for acquisitions	(63.2)	(14.8)
Proceeds from sale of property, plant and equipment	0.1	0.1

Net cash used in investing activities	(79.6)	(49.5)

Cash flows from financing activities:
Net borrowings under ABL Facility	66.6	124.7
Other financing activities	(4.2)	(2.0)

Net cash provided by financing activities	62.4	122.7

Net decrease in cash and restricted cash	(1.2)	(2.0)
Cash and restricted cash, beginning of period	21.0	23.8

Cash and restricted cash, end of period	$19.8	$21.8

(1)	The consolidated statement of cash flows for the three months ended October 1, 2016 has been adjusted to reflect the adoption of ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The consolidated statements of cash flows explain the change during the periods in the total of cash and restricted cash. Therefore, restricted cash activity is included with cash when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Refer to Note 3 for further discussion.

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

(In millions)	As of September 30, 2017	As of July 1, 2017
Cash	$6.9	$8.1
Restricted cash (2)	12.9	12.9

Total cash and restricted cash	$19.8	$21.0

(2)	Restricted cash represents the amounts required by insurers to collateralize a part of the deductibles for the Company’s workers’ compensation and liability claims.

Supplemental disclosures of non-cash transactions are as follows:

(In millions)	Three months ended September 30, 2017	Three months ended October 1, 2016
Purchases of property, plant and equipment, financed	$2.8	$—
Debt assumed through new capital lease obligations	0.8	—
Disposal of property, plant and equipment under sale-leaseback transaction	—	3.2

Supplemental disclosures of cash flow information are as follows:

(In millions)	Three months ended September 30, 2017	Three months ended October 1, 2016
Cash paid during the year for:
Interest	$8.9	$5.4
Income taxes, net of refunds	1.3	0.2

See accompanying notes to consolidated financial statements, which are an integral part of these unaudited consolidated financial statements.

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

Secondary Offerings

In September 2017 Wellspring Capital Management (“Wellspring”) sold 5,000,000 shares of the Company’s common stock in a transaction registered under the Securities Act. The Company did not receive any proceeds from this sale. As a result of this sale, Wellspring’s ownership percentage was reduced to approximately 10.8% from 15.6%.

2.	Basis of Presentation

The consolidated financial statements have been prepared by the Company, without audit, with the exception of the July 1, 2017 consolidated balance sheet, which was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 1, 2017 (the “Form 10-K”). The financial statements include consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive income, consolidated statements of shareholders’ equity, and consolidated statements of cash flows. In the opinion of management, all adjustments, which consist of normal recurring adjustments, except as otherwise disclosed, necessary to present fairly the financial position, results of operations, comprehensive income, shareholders’ equity, and cash flows for all periods presented have been made.

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

The results of operations are not necessarily indicative of the results to be expected for the full fiscal year. Therefore, these financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K. Certain footnote disclosures included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to applicable rules and regulations for interim financial statements.

3.	Recently Issued Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. This ASU requires an entity to measure most inventory at the lower of cost and net realizable value. When evidence exists that the net realizable value of inventory is lower than its cost, the difference shall be recognized as a loss in earnings in the period in which it occurs. The ASU is effective for public companies prospectively for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company adopted this ASU as of the beginning of fiscal 2018 and concluded that it does not have a material impact on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU addresses the classification of certain specific cash flow issues including debt prepayment or extinguishment costs, settlement of certain debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of certain insurance claims and distributions received from equity method investees. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. An entity that elects early adoption must adopt all of the amendments in the same period using the retrospective transition method. The Company elected to early adopt ASU 2016-15 in the first quarter of fiscal 2018. Based on our review of the ASU, the Company concluded that it has historically classified the specified cash receipts and cash payments in accordance with the clarified guidance. This ASU does not have a material impact on the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This ASU requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The ASU requires a retrospective transition method for each period presented. The Company elected to early adopt ASU 2016-18 in the first quarter of fiscal 2018. The statements of cash flows for the three months ended September 30, 2017 and October 1, 2016 include restricted cash with cash when reconciling the beginning-of-period and end-of-period total amounts.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU eliminates Step 2 of the goodwill impairment test, which is performed by estimating the fair value of individual assets and liabilities of the reporting unit to calculate the implied fair value of goodwill. Instead, an entity will record a goodwill impairment charge based on the excess of a reporting unit’s carrying value over its estimated fair value, not to exceed the carrying amount of goodwill. This ASU is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019 and should be applied prospectively. Early adoption is permitted. The Company elected to early adopt ASU 2017-04 in the first quarter of fiscal 2018. Upon adoption of the ASU, the Company concluded that it does not have a material impact on its consolidated financial statements. The Company will apply ASU 2017-04 on a prospective basis when analyzing goodwill impairment.

Recently Issued Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and has issued subsequent amendments to this guidance. This Update is a comprehensive new revenue recognition model that requires a company to recognize revenue that represents the transfer of promised goods or services to a customer in an amount that reflects the consideration it expects to receive in exchange for those goods or services.

Topic 606 is effective for public entities for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Companies may either use a full retrospective or modified retrospective approach for adoption of Topic 606. The Company will adopt the guidance in fiscal 2019 and currently plans to implement the new standard using the modified retrospective approach. However, our method is subject to change as we finalize our adoption approach for the new standard. The Company has conducted a preliminary assessment and anticipates that the timing of recognition of revenue to be substantially unchanged under the new standard. The amended guidance also requires additional quantitative and qualitative disclosures, which the Company believes will be significant to the consolidated financial statements. The Company is in the process of designing and implementing relevant controls related to adoption of the new standard.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The pronouncement changes the impairment model for most financial assets, and will require the use of an “expected loss” model for instruments measured at amortized cost. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. Companies are required to apply the standard using a modified retrospective approach, with a cumulative-effect adjustment recorded to beginning retained earnings on the effective date. The Company is in the process of evaluating the impact of this ASU on our future consolidated financial statements.

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

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This ASU expands hedge accounting for both financial and nonfinancial risk components to better align hedge accounting with a company’s risk management strategies, simplify the application of hedge accounting, and increase transparency as to the scope and results of hedging programs. It also amends the presentation and disclosure requirements and changes how companies assess effectiveness. The ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. For cash flow hedges existing at the adoption date, the standard requires adoption on a modified retrospective basis with a cumulative-effect adjustment to the Consolidated Balance Sheet as of the beginning of the year of adoption. The amendments to presentation guidance and disclosure requirements are required to be adopted prospectively. The Company is in the process of evaluating the impact of this ASU on its future financial statements and believes adoption of this standard will not have a material impact on its consolidated financial statements.

4.	Business Combinations

During the first quarter of fiscal 2018, the Company paid cash of $63.4 million for an acquisition and during the first quarter of fiscal 2017, the Company paid cash of $14.8 million for an acquisition. These acquisitions did not materially affect the Company’s results of operations.

The following table summarizes the preliminary purchase price allocation for each major class of assets acquired and liabilities assumed for the fiscal 2018 acquisition. The assets acquired and liabilities assumed in the first quarter of fiscal 2017 were not material to the Company’s consolidated balance sheet.

(In millions)	Fiscal 2018
Net working capital	$21.3
Goodwill	19.7
Other intangible assets	20.6
Property, plant and equipment	1.8

Total purchase price	$63.4

The goodwill is a result of expected synergies from combined operations of the acquisition and the Company. The following table presents the changes in the carrying amount of goodwill:

(In millions)	Performance Foodservice	PFG Customized	Vistar	Corporate and Other	Total
Balance as of July 1, 2017	$428.2	$166.5	$64.9	$59.0	$718.6
Acquisitions - current year	—	—	19.7	—	19.7
Adjustments related to prior year acquisitions	0.1	—	—	0.3	0.4

Balance as of September 30, 2017	$428.3	$166.5	$84.6	$59.3	$738.7

The adjustments related to prior year acquisitions are the result of net working capital adjustments.

5.	Debt

The Company is a holding company and conducts its operations through its subsidiaries, which have incurred or guaranteed indebtedness as described below.

Debt consisted of the following:

(In millions)	As of September 30, 2017	As of July 1, 2017
ABL	$966.5	$899.9
5.500% Notes due 2024	350.0	350.0
Promissory Note	6.0	6.0
Less: Original issue discount and deferred financing costs	(7.9)	(8.2)

Long-term debt	1,314.6	1,247.7
Capital and finance lease obligations	49.2	49.9

Total debt	1,363.8	1,297.6
Less: current installments	(12.0)	(11.7)

Total debt, excluding current installments	$1,351.8	$1,285.9

ABL Facility

PFGC, Inc. (“PFGC”), a wholly-owned subsidiary of the Company, is a party to the Second Amended and Restated Credit Agreement dated February 1, 2016, as amended by the First Amendment to Second Amended and Restated Credit Agreement dated August 3, 2017 (the “ABL Facility”). The ABL Facility has an aggregate principal amount of $1.95 billion and matures February 2021. The ABL Facility is secured by the majority of the tangible assets of PFGC and its subsidiaries. Performance Food Group, Inc., a wholly-owned subsidiary of PFGC, is the lead borrower under the ABL Facility, which is jointly and severally guaranteed by PFGC and all material domestic direct and indirect wholly-owned subsidiaries of PFGC (other than captive insurance subsidiaries and other excluded subsidiaries).

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

The following table summarizes outstanding borrowings, availability, and the average interest rate under the ABL Facility:

(Dollars in millions)	As of September 30, 2017	As of July 1, 2017
Aggregate borrowings	$966.5	$899.9
Letters of credit	123.5	105.5
Excess availability, net of lenders’ reserves of $11.5 and $11.2	628.2	594.6
Average interest rate	2.69%	2.59%

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

The ABL Facility and the indenture governing the Notes contain customary restrictive covenants under which all of the net assets of PFGC and its subsidiaries are restricted from distribution to Performance Food Group Company, except for approximately $325 million of restricted payment capacity available under such debt agreements, as of September 30, 2017.

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

As of September 30, 2017, Performance Food Group, Inc. had seven interest rate swaps with a combined $550.0 million notional amount. The following table summarizes the outstanding Swap Agreements as of September 30, 2017 (in millions):

Effective Date	Maturity Date	Notional Amount	Fixed Rate Swapped
August 9, 2013	August 9, 2018	$200.0	1.51%
June 30, 2017	June 30, 2019	50.0	1.13%
June 30, 2017	June 30, 2020	50.0	1.23%
June 30, 2017	June 30, 2020	50.0	1.25%
June 30, 2017	June 30, 2020	50.0	1.26%
August 9, 2018	August 9, 2021	75.0	1.21%
August 9, 2018	August 9, 2021	75.0	1.20%

Hedges of Forecasted Diesel Fuel Purchases

From time to time, Performance Food Group, Inc. enters into costless collar arrangements to manage its exposure to variability in cash flows expected to be paid for its forecasted purchases of diesel fuel. As of September 30, 2017, Performance Food Group, Inc. was a party to four such arrangements, with an aggregate 6.0 million gallon original notional amount, of which an aggregate 3.75 million gallon notional amount was remaining. The remaining 3.75 million gallon forecasted purchases of diesel fuel are expected to be made between October 1, 2017 and June 30, 2018.

The fuel collar instruments do not qualify for hedge accounting. Accordingly, the derivative instruments are recorded as an asset or liability on the balance sheet at fair value and any changes in fair value are recorded in the period of change as unrealized gains or losses on fuel hedging instruments and included in Other, net in the accompanying consolidated statements of operations.

7.	Fair Value of Financial Instruments

The carrying values of cash, accounts receivable, outstanding checks in excess of deposits, trade accounts payable, and accrued expenses approximate their fair values because of the relatively short maturities of those instruments. The derivative assets and liabilities are recorded at fair value on the balance sheet. The fair value of long-term debt, which has a carrying value of $1,314.6 million and $1,247.7 million, is $1,334.9 million and $1,258.3 million at September 30, 2017 and July 1, 2017, respectively, and is determined by reviewing current market pricing related to comparable debt issued at the time of the balance sheet date, and is considered a Level 2 measurement.

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

The Company’s effective tax rate was 37.5% for the three months ended September 30, 2017 and 37.4% for the three months ended October 1, 2016. The effective tax rate varied from the 35% statutory rate primarily due to state taxes, federal credits and other permanent items. The Company adopted ASU 2016-09 Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, effective July 2, 2016. The excess tax benefit of exercised and vested stock awards is treated as a discrete item in the current quarter.

As of September 30, 2017 and July 1, 2017, the Company had net deferred tax assets of $43.1 million and $43.1 million, respectively, and deferred tax liabilities of $143.5 million and $146.1 million, respectively. The Company believes that it is more likely than not that the remaining deferred tax assets will be realized.

The Company records a liability for Uncertain Tax Positions in accordance with FASB ASC 740-10-25, Income Taxes – General – Recognition. As of September 30, 2017 and July 1, 2017, the Company had approximately $1.5 million and $1.3 million of unrecognized tax benefits, respectively. It is reasonably possible that a decrease of approximately $0.1 million in the balance of unrecognized tax benefits may occur within the next twelve months because of statute of limitations expirations, that, if recognized, would affect the effective tax rate.

9.	Commitments and Contingencies

Purchase Obligations

The Company had outstanding contracts and purchase orders for capital projects and services totaling $15.9 million at September 30, 2017. Amounts due under these contracts were not included on the Company’s consolidated balance sheet as of September 30, 2017.

Guarantees

Subsidiaries of the Company have entered into numerous operating leases, including leases of buildings, equipment, tractors, and trailers. Certain of the leases for tractors, trailers, and other vehicles and equipment, provide for residual value guarantees to the lessors. Circumstances that would require the subsidiary to perform under the guarantees include either (1) default on the leases with the leased assets being sold for less than the specified residual values in the lease agreements, or (2) decisions not to purchase the assets at the end of the lease terms combined with the sale of the assets, with sales proceeds less than the residual value of the leased assets specified in the lease agreements. Residual value guarantees under these operating lease agreements typically range between 7% and 20% of the value of the leased assets at inception of the lease. These leases have original terms ranging from 4 to 8 years and expiration dates ranging from 2017 to 2024. As of September 30, 2017, the undiscounted maximum amount of potential future payments for lease guarantees totaled approximately $27.4 million, which would be mitigated by the fair value of the leased assets at lease expiration. The assessment as to whether it is probable that subsidiaries of the Company will be required to make payments under the terms of the guarantees is based upon their actual and expected loss experience. Consistent with the requirements of FASB ASC 460-10-50, Guarantees-Overall-Disclosure, the Company has recorded $0.2 million of the potential future guarantee payments on its consolidated balance sheet as of September 30, 2017.

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

Litigation

The Company is engaged in various legal proceedings that have arisen but have not been fully adjudicated. The likelihood of loss arising from these legal proceedings, based on definitions within contingency accounting literature, ranges from remote to reasonably possible to probable. When losses are probable and reasonably estimable, they have been accrued. Based on estimates of the range of potential losses associated with these matters, management does not believe that the ultimate resolution of these proceedings, either individually or in the aggregate, will have a material adverse effect upon the consolidated financial position or results of operations of the Company. However, the final results of legal proceedings cannot be predicted with certainty and, if the Company failed to prevail in one or more of these legal matters, and the associated realized losses were to exceed the Company’s current estimates of the range of potential losses, the Company’s consolidated financial position or results of operations could be materially adversely affected in future periods.

U.S. Equal Employment Opportunity Commission Lawsuit. In March 2009, the Baltimore Equal Employment Opportunity Commission, or the “EEOC,” Field Office served us with company-wide (excluding, however, our Vistar and Roma Foodservice operations) subpoenas relating to alleged violations of the Equal Pay Act and Title VII of the Civil Rights Act (“Title VII”), seeking certain information from January 1, 2004 to a specified date in the first fiscal quarter of 2009. In August 2009, the EEOC moved to enforce the subpoenas in federal court in Maryland, and we opposed the motion. In February 2010, the court ruled that the subpoena related to the Equal Pay Act investigation was enforceable company-wide but on a narrower scope of data than the original subpoena sought (the court ruled that the subpoena was applicable to the transportation, logistics, and warehouse functions of our broadline distribution centers only and not to our PFG Customized distribution centers). We cooperated with the EEOC on the production of information. In September 2011, the EEOC notified us that the EEOC was terminating the investigation into alleged violations of the Equal Pay Act. In determinations issued in September 2012 by the EEOC with respect to the charges on which the EEOC had based its company-wide investigation, the EEOC concluded that we engaged in a pattern of denying hiring and promotion to a class of female applicants and employees into certain positions within the transportation, logistics, and warehouse functions within our broadline division in violation of Title VII. In June 2013, the EEOC filed suit in federal court in Baltimore against us. The litigation concerns two issues: (1) whether we unlawfully engaged in an ongoing pattern and practice of failing to hire female applicants into operations positions; and (2) whether we unlawfully failed to promote one of the three individuals who filed charges with the EEOC because of her gender. The EEOC seeks the following relief in the lawsuit: (1) to permanently enjoin us from denying employment to female applicants because of their sex and denying promotions to female employees because of their sex; (2) a court order mandating that we institute and carry out policies, procedures, practices and programs which provide equal employment opportunities for females; (3) back pay with prejudgment interest and compensatory damages for a former female employee and an alleged class of aggrieved female applicants; (4) punitive damages; and (5) costs. The court bifurcated the litigation into two phases. In the first phase, the jury will decide whether we engaged in a gender-based pattern and practice of discrimination and the individual claims of one former employee. If the EEOC prevails on all counts in the first phase, no monetary relief would be awarded, except possibly for the single individual’s claims, which would be immaterial. The remaining individual claims would then be tried in the second phase. At this stage in the proceedings, the Company cannot estimate either the number of individual trials that could occur in the second phase of the litigation or the value of those claims. For these reasons, we are unable to estimate any potential loss or range of loss in the event of an adverse finding in the first and second phases of the litigation. The parties are engaged in discovery. We intend to vigorously defend ourselves.

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

On October 4, 2016, we engaged in mediation with the plaintiffs, and on October 25, 2016, we indicated our non-binding agreement to settle the lawsuit on the basis of a settlement fund of $2.3 million, subject to negotiation of a mutually agreeable settlement agreement. On February 1, 2017, the parties filed a motion for preliminary approval of the settlement stipulation with the Court, and a hearing on that motion occurred on March 1, 2017, during which the court requested additional pleadings from the parties and continued the motion for preliminary approval until such pleadings were filed. The court held another hearing on the motion for preliminary approval on June 19, 2017, at which time preliminary approval was granted. Notice of the settlement stipulation was issued to the settlement class members on or about July 17, 2017. The notice period closed in October 2017, and the final approval hearing has been set for November 2017. Should the parties fail to receive final court approval, which is unanticipated, we intend to vigorously defend ourselves. As of September 30, 2017 the Company has accrued $2.3 million for this settlement.

Tax Liabilities

The Company is subject to customary audits by authorities in the jurisdictions where it conducts business in the United States, which may result in assessments of additional taxes.

10.	Related-Party Transactions

Transaction and Advisory Fee Agreement

The Company is a party to an advisory fee agreement pursuant to which affiliates of Wellspring provide management certain strategic and structuring advice and certain monitoring, advising, and consulting services to the Company. The advisory fee agreement provides for the payment by the Company of an annual advisory fee and the reimbursement of out of pocket expenses. The annual advisory fee is the greater of $2.5 million or 1.5% of the Company’s consolidated EBITDA (as defined in the advisory fee agreement) for the immediately preceding fiscal year. No payments were made under this agreement during the three-month period ended September 30, 2017. The payments made under this agreement totaled $5.5 million during the three-month period ended October 1, 2016, of which $0.9 million was paid to Wellspring.

Under its terms, this agreement terminated on October 6, 2017.

Other

The Company participates in and has an equity method investment in a purchasing alliance that was formed to obtain better pricing, to expand product options, to reduce internal costs, and to achieve greater inventory turnover. The Company’s investment in the purchasing alliance was $5.2 million as of September 30, 2017 and $4.6 million as of July 1, 2017. For the three-month periods ended September 30, 2017 and October 1, 2016, the Company recorded purchases of $212.8 million and $210.4 million, respectively, through the purchasing alliance.

11.	Earnings Per Share

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is calculated using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. In computing diluted EPS, the average closing stock price for the period is used in determining the number of shares assumed to be purchased with the proceeds from the exercise of stock options under the treasury stock method. Potential common shares of 1.2 million for the three months ended September 30, 2017 and 0.6 million for the three months ended October 1, 2016 were not included in computing diluted earnings per share because the effect would have been antidilutive.

A reconciliation of the numerators and denominators for the basic and diluted EPS computations is as follows:

(In millions, except per share amounts)	Three months ended September 30, 2017	Three months ended October 1, 2016
Numerator:
Net Income	$22.6	$12.2

Denominator:
Weighted-average common shares outstanding	100.9	99.9
Dilutive effect of share-based awards	3.0	2.9

Weighted-average dilutive shares outstanding	103.9	102.8

Basic earnings per share	$0.22	$0.12

Diluted earnings per share	$0.22	$0.12

12.	Segment Information

The Company has three reportable segments, as defined by ASC 280 Segment Reporting, related to disclosures about segments of an enterprise. The Performance Foodservice (“PFS”) segment markets and distributes food and food-related products to independent restaurants, chain restaurants, and other institutional “food-away-from-home” locations. The PFG Customized segment principally serves the family and casual dining channel but also serves fine dining, and fast casual restaurant chains. The Vistar segment distributes candy, snack, beverage, and other products to customers in the vending, office coffee services, theater, retail, and other channels. Intersegment sales represent sales between the segments, which are eliminated in consolidation. Management evaluates the performance of each operating segment based on various operating and financial metrics, including total sales and EBITDA. For PFG Customized, EBITDA includes certain allocated corporate charges that are included in operating expenses. The allocated corporate charges are determined based on a percentage of total sales. This percentage is reviewed on a periodic basis to ensure that the segment is allocated a reasonable rate of corporate expenses based on their use of corporate services.

Corporate & All Other is comprised of corporate overhead and certain operations that are not considered separate reportable segments based on their size. This includes the operations of the Company’s internal logistics unit responsible for managing and allocating inbound logistics revenue and expense, as well as the operations of certain recent acquisitions.

In the first quarter of fiscal 2018, the Company reorganized its information technology department, and expenses associated with business application teams are now included in the segments results. The EBITDA for PFS, Vistar and Corporate & All Other for the three months ended October 1, 2016 has been adjusted to reflect this change.

(In millions)	PFS	PFG Customized	Vistar	Corporate & All Other	Eliminations	Consolidated
For the three months ended September 30, 2017
Net external sales	$2,624.5	$896.0	$796.2	$48.2	$—	$4,364.9
Inter-segment sales	2.6	0.1	0.6	59.9	(63.2)	—
Total sales	2,627.1	896.1	796.8	108.1	(63.2)	4,364.9
EBITDA	78.8	5.2	25.8	(27.6)	—	82.2
Depreciation and amortization	13.8	3.6	6.3	7.7	—	31.4
Capital expenditures	11.2	2.2	0.3	2.8	—	16.5

For the three months ended October 1, 2016
Net external sales	$2,434.7	$866.7	$740.8	$3.9	$—	$4,046.1
Inter-segment sales	1.7	0.6	0.7	55.0	(58.0)	—
Total sales	2,436.4	867.3	741.5	58.9	(58.0)	4,046.1
EBITDA	72.6	3.9	21.8	(36.4)	—	61.9
Depreciation and amortization	13.1	5.2	5.2	6.0	—	29.5
Capital expenditures	19.7	2.2	1.4	11.5	—	34.8

Total assets by reportable segment, excluding intercompany receivables between segments, are as follows:

(In millions)	As of September 30, 2017	As of July 1, 2017
PFS	$2,211.5	$2,161.2
PFG Customized	637.1	667.1
Vistar	722.6	654.5
Corporate & All Other	312.1	321.3

Total assets	$3,883.3	$3,804.1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with the unaudited consolidated financial statements and notes thereto included elsewhere in this quarterly report on Form 10-Q (the “Form 10-Q”) and the audited consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended July 1, 2017 (the “Form 10-K”). In addition to historical consolidated financial information, this discussion contains forward-looking statements that reflect our plans, estimates, and beliefs and involve numerous risks and uncertainties, including but not limited to those described in the “Item 1A. Risk Factors” section of the Form 10-K and in the “Part II. Item 1A. Risk Factors” section of this Form 10-Q. Actual results may differ materially from those contained in any forward-looking statements. You should carefully read “Special Note Regarding Forward-Looking Statements” in this Form 10-Q.

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

We have three reportable segments: Performance Foodservice, PFG Customized, and Vistar. Our Performance Foodservice segment distributes a broad line of national brands, customer brands, and our proprietary-branded food and food-related products, or “Performance Brands.” Performance Foodservice sells to independent, or “Street,” and multi-unit, or “Chain,” restaurants and other institutions such as schools, healthcare facilities, and business and industry locations. Our PFG Customized segment has provided longstanding service to some of the most recognizable family and casual dining restaurant chains and recently expanded service into fast casual restaurant chains. Our Vistar segment specializes in distributing candy, snacks, beverages, and other items nationally to the vending, office coffee service, theater, retail, hospitality, and other channels. We believe that there are substantial synergies across our segments. Cross-segment synergies include procurement, operational best practices such as the use of new productivity technologies, and supply chain and network optimization, as well as shared corporate functions such as accounting, treasury, tax, legal, information systems, and human resources.

Recent Trends and Initiatives

Our case volume has grown in each quarter over the comparable prior fiscal year quarter, starting in the second quarter of fiscal 2010 and continuing through the most recent quarter. We believe that we gained industry share during the first quarter of fiscal 2018 given that we have grown our sales more rapidly than the industry growth rate forecasted by Technomic, a research and consulting firm serving the food and food related industry. Our Net income increased 85.2% from the first quarter of fiscal 2017 to the first quarter of fiscal 2018. Adjusted EBITDA increased 19.3% from the first quarter of fiscal 2017 to the first quarter of fiscal 2018, driven primarily by case growth and improved profit per case. Case volume grew 3.5% in the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017. Gross margin dollars rose 8.5% in the first quarter of fiscal 2018 versus the first quarter of fiscal 2017 primarily as a result of shifting our channel mix toward higher gross margin customers and shifting our product mix toward sales of Performance Brands. Our operating expenses in the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017 rose 5.1% as a result of increases in variable operational and selling expenses associated with the increase in case volume.

Key Factors Affecting Our Business

We believe that our performance is principally affected by the following key factors:

•	Changing demographic and macroeconomic trends. The share of consumer spending captured by the food-away-from-home industry increased steadily for several decades and paused during the recession that began in 2008. Following the recession, the share has again increased as a result of increasing employment, rising disposable income, increases in the number of restaurants, and favorable demographic trends, such as smaller household sizes, an increasing number of dual income households, and an aging population base that spends more per capita at foodservice establishments. The foodservice distribution industry is also sensitive to national and regional economic conditions, such as changes in consumer spending, changes in consumer confidence, and changes in the prices of certain goods.

•	Food distribution market structure. We are the third largest foodservice distributer by revenue in the United States behind Sysco and US Foods, which are both national broadline distributors. The balance of the market consists of a wide spectrum of companies ranging from businesses selling a single category of product (e.g., produce) to large regional broadline distributors with many distribution centers and thousands of products across all categories. We believe our scale enables us to invest in our Performance Brands, to benefit from economies of scale in purchasing and procurement, and to drive supply chain efficiencies that enhance our customers’ satisfaction and profitability. We believe that the relative growth of larger foodservice distributors will continue to outpace that of smaller, independent players in our industry.

•	Our ability to successfully execute our segment strategies and implement our initiatives. Our performance will continue to depend on our ability to successfully execute our segment strategies and to implement our current and future initiatives. The key strategies include focusing on independent sales and Performance Brands, pursuing new customers for all three of our reportable segments, expansion of geographies, utilizing our infrastructure to gain further operating and purchasing efficiencies, and making strategic acquisitions.

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

Adjusted EBITDA is not defined under U.S. GAAP and is subject to important limitations. We believe that the presentation of Adjusted EBITDA is useful to investors because it is frequently used by securities analysts, investors, and other interested parties, including our lenders under the ABL Facility (as defined below under “-Liquidity and Capital Resources”) and holders of our Notes (as defined below under “-Liquidity and Capital Resources”), in their evaluation of the operating performance of companies in industries similar to ours. In addition, targets based on Adjusted EBITDA are among the measures we use to evaluate our management’s performance for purposes of determining their compensation under our incentive plans.

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

In calculating Adjusted EBITDA, we add back certain non-cash, non-recurring, and other items as permitted or required by our credit agreement and indenture. Adjusted EBITDA among other things:

•	does not include non-cash stock-based employee compensation expense and certain other non-cash charges;

•	does not include cash and non-cash restructuring, severance, and relocation costs incurred to realize future cost savings and enhance our operations; and

•	does not reflect advisory fees paid.

We have included the calculations of EBITDA and Adjusted EBITDA for the periods presented.

Results of Operations, EBITDA, and Adjusted EBITDA

The following table sets forth a summary of our results of operations, EBITDA, and Adjusted EBITDA for the periods indicated (in millions, except per share data):

	Three Months Ended
	September 30, 2017	October 1, 2016	Change	%
Net sales	$4,364.9	$4,046.1	$318.8	7.9
Cost of goods sold	3,810.2	3,534.8	275.4	7.8

Gross profit	554.7	511.3	43.4	8.5
Operating expenses	504.2	479.7	24.5	5.1

Operating profit	50.5	31.6	18.9	59.8
Other expense
Interest expense, net	14.6	12.9	1.7	13.2
Other, net	(0.3)	(0.8)	0.5	62.5

Other expense, net	14.3	12.1	2.2	18.2
Income before income taxes	36.2	19.5	16.7	85.6
Income tax expense	13.6	7.3	6.3	86.3

Net income	$22.6	$12.2	$10.4	85.2

EBITDA	$82.2	$61.9	$20.3	32.8
Adjusted EBITDA	$90.7	$76.0	$14.7	19.3
Weighted-average common shares outstanding:
Basic	100.9	99.9	1.0	1.0
Diluted	103.9	102.8	1.1	1.1
Earnings per common share:
Basic	$0.22	$0.12	$0.10	83.3
Diluted	$0.22	$0.12	$0.10	83.3

We believe that the most directly comparable GAAP measure to EBITDA and Adjusted EBITDA is net income. The following table reconciles EBITDA and Adjusted EBITDA to net income for the periods presented:

	Three Months Ended
	September 30, 2017	October 1, 2016
	(dollars in millions)
Net income	$22.6	$12.2
Interest expense, net	14.6	12.9
Income tax expense	13.6	7.3
Depreciation	24.8	20.8
Amortization of intangible assets	6.6	8.7

EBITDA	82.2	61.9
Non-cash items(1)	4.3	4.7
Acquisition, integration and reorganization charges(2)	2.4	2.4
Productivity initiatives(3)	1.3	4.1
Other adjustment items(4)	0.5	2.9

Adjusted EBITDA	$90.7	$76.0

(1)	Includes adjustments for non-cash charges arising from stock-based compensation, interest rate swap hedge ineffectiveness, and gain/loss on disposal of assets. Stock-based compensation expense was $3.4 million for the first quarter of fiscal 2018 and $4.2 million in the first quarter of fiscal 2017. In addition, this includes increases in the LIFO reserve of $0.8 million for the first quarter of fiscal 2018 and $0.6 million for the first quarter of fiscal 2017.
(2)	Includes professional fees and other costs related to completed and abandoned acquisitions, costs of integrating certain of our facilities, facility closing costs, and advisory fees paid.
(3)	Consists primarily of professional fees and related expenses associated with productivity initiatives.

(4)	Consists of amounts related to fuel collar derivatives, certain financing transactions, lease amendments, and franchise tax expense and other adjustments permitted by our credit agreements.

Consolidated Results of Operations

Three months ended September 30, 2017 compared to the three months ended October 1, 2016

Net Sales

Net sales growth is a function of case growth, pricing (which is primarily based on product inflation/deflation), and a changing mix of customers, channels, and product categories sold. Net sales increased $318.8 million, or 7.9%, in the first three months of fiscal 2018 compared to the first three months of fiscal 2017. The increase in net sales was primarily attributable to case growth in Performance Foodservice, particularly in the independent channel, and sales growth in Vistar, particularly in the hospitality, retail, theater and vending channels. Net sales growth was driven by case volume growth of 3.5%, as well as an increase in selling price per case in the first three months of fiscal 2018 compared to the first three months of fiscal 2017.

Gross Profit

Gross profit increased $43.4 million, or 8.5%, for the first three months of fiscal 2018 compared to the first three months of fiscal 2017. The increase in gross profit was the result of growth in cases. Within Performance Foodservice, case growth to independent customers positively affected gross profit per case. Independent customers typically receive more services from us, cost more to serve, and pay a higher gross profit per case than other customers. Also, in the first quarter of fiscal 2018, Performance Foodservice grew our Performance Brand sales, which have higher gross profit per case compared to the other brands we sell. See “—Segment Results—Performance Foodservice” below for additional discussion.

Operating Expenses

Operating expenses increased $24.5 million, or 5.1%, for the first three months of fiscal 2018 compared to the first three months of fiscal 2017. The increase in operating expenses was primarily driven by the increase in case volume and the resulting impact on variable operational and selling expenses, as well as increases in personnel expenses and fuel expense. These increases were partially offset by decreases in professional, legal and consulting fees of $5.7 million, insurance expense of $0.9 million, and stock-based compensation expense of $0.8 million.

Depreciation and amortization of intangible assets increased from $29.5 million in the first three months of fiscal 2017 to $31.4 million in the first three months of fiscal 2018. Depreciation of fixed assets increased as a result of larger capital outlays to support our growth, as well as recent acquisitions. This increase was partially offset by decreases in amortization of intangible assets, since certain intangibles are now fully amortized compared to the prior year.

Net Income

Net income increased $10.4 million, or 85.2%, for the first three months of fiscal 2018 compared to the first three months of fiscal 2017. The $18.9 million increase in operating profit for the first three months of fiscal 2018 was partially offset by a $1.7 million increase in interest expense, a $0.5 million decrease in other income and a $6.3 million increase in income tax expense.

The increase in operating profit was a result of the increase in gross profit discussed above. The increase in interest expense was primarily the result of higher average borrowings and an increase in the average interest rate during the first three months of fiscal 2018 compared to the first three months of fiscal 2017.

The $0.5 million decrease in other income related primarily to a $0.4 million decrease in hedge ineffectiveness gains and a $0.1 million decrease in non-cash income related to the change in fair value of our derivatives in the first three months of fiscal 2018 compared to the first three months of fiscal 2017.

The increase in income tax expense was primarily a result of the increase in income before taxes. Our effective tax rate in the first three months of fiscal 2018 was 37.5% compared to 37.4% in the first three months of fiscal 2017.

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

Corporate & All Other is comprised of unallocated corporate overhead and certain operations that are not considered separate reportable segments based on their size. This includes the operations of our internal logistics unit responsible for managing and allocating inbound logistics revenue and expense, as well as the operations of recent acquisitions.

In the first quarter of fiscal 2018, the Company reorganized its information technology department, and expenses associated with business application teams are now included in the segments results. The EBITDA for Performance Foodservice, Vistar and Corporate & All Other for the three months ended October 1, 2016 has been adjusted to reflect this change.

The following tables set forth net sales and EBITDA by segment for the periods indicated (dollars in millions):

Net Sales

	Three Months Ended
	September 30, 2017	October 1, 2016	Change	%
Performance Foodservice	$2,627.1	$2,436.4	$190.7	7.8
PFG Customized	896.1	867.3	28.8	3.3
Vistar	796.8	741.5	55.3	7.5
Corporate & All Other	108.1	58.9	49.2	83.5
Intersegment Eliminations	(63.2)	(58.0)	(5.2)	(9.0)

Total net sales	$4,364.9	$4,046.1	$318.8	7.9

EBITDA

	Three Months Ended
	September 30, 2017	October 1, 2016	Change	%
Performance Foodservice	$78.8	$72.6	$6.2	8.5
PFG Customized	5.2	3.9	1.3	33.3
Vistar	25.8	21.8	4.0	18.3
Corporate & All Other	(27.6)	(36.4)	8.8	24.2

Total EBITDA	$82.2	$61.9	$20.3	32.8

Segment Results—Performance Foodservice

Three months ended September 30, 2017 compared to three months ended October 1, 2016

Net Sales

Net sales for Performance Foodservice increased $190.7 million, or 7.8%, from the first three months of fiscal 2017 to the first three months of fiscal 2018. This increase in net sales was attributable to growth in cases sold. Case growth in the first three months of fiscal 2018 was driven by securing new independent customers and further penetrating existing customers. Securing new and expanded business with independent customers resulted in independent sales growth of approximately 10.3% in the first three months of fiscal 2018 compared to the first three months of fiscal 2017. For the quarter, independent sales as a percentage of total segment sales were 46.0%.

EBITDA

EBITDA for Performance Foodservice increased $6.2 million, or 8.5%, from the first three months of fiscal 2017 to the first three months of fiscal 2018. This increase was the result of an increase in gross profit, partially offset by an increase in operating expenses excluding depreciation and amortization. Gross profit increased by 6.5% in the first three months of fiscal 2018, compared to the prior year period, as a result of an increase in cases sold, as well as an increase in the gross profit per case. The increase in gross profit per case was driven by a favorable shift in the mix of cases sold toward independent customers and Performance Brands, as well as by an increase in procurement gains. Independent business has higher gross margins than Chain customers within this segment.

Operating expenses excluding depreciation and amortization for Performance Foodservice increased by $17.0 million, or 5.9%, from the first three months of fiscal 2017 to the first three months of fiscal 2018. Operating expenses increased as a result of an increase in case volume and the resulting impact on variable operational and selling expenses, as well as cost of living and other increases in compensation and benefits and increases in insurance expense of $1.6 million and fuel expense of $1.3 million.

Depreciation and amortization of intangible assets recorded in this segment increased from $13.1 million in the first three months of fiscal 2017 to $13.8 million in the first three months of fiscal 2018. This increase was the result of recent warehouse expansion and computer software projects being placed into service, partially offset by a decrease in amortization of intangible assets since certain intangibles are now fully amortized.

Segment Results—PFG Customized

Three months ended September 30, 2017 compared to three months ended October 1, 2016

Net Sales

Net sales for PFG Customized increased $28.8 million, or 3.3%, from the first three months of fiscal 2017 to the first three months of fiscal 2018. The increase over this period was the result of a shift in product mix, partially offset by a decrease in case volume.

EBITDA

EBITDA for PFG Customized increased $1.3 million, or 33.3%, from the first three months of fiscal 2017 to the first three months of fiscal 2018. The increase was primarily attributable to an increase in gross profit of $0.3 million, or 0.5%, and a decrease in operating expenses, excluding depreciation and amortization. Gross profit for PFG Customized increased primarily as a result of a favorable shift in sales mix.

Operating expenses, excluding depreciation and amortization, decreased by $1.0 million, or 2.0%, in the first three months of fiscal 2017, compared to the prior year period primarily because of lower case sales and decreases in personnel-related expenses.

Depreciation and amortization of intangible assets recorded in this segment decreased from $5.2 million in the first three months of fiscal 2017 to $3.6 million in the first three months of fiscal 2018. The decrease is primarily a result of the absence of accelerated amortization of customer relationship intangible assets that was recorded in the first quarter of fiscal 2017.

Segment Results—Vistar

Three months ended September 30, 2017 compared to three months ended October 1, 2016

Net Sales

Net sales for Vistar increased $55.3 million, or 7.5%, from the first three months of fiscal 2017 to the first three months of fiscal 2018. This increase was driven by case sales growth in the segment’s hospitality, retail, theater, and vending channels.

EBITDA

EBITDA for Vistar increased $4.0 million, or 18.3%, from the first three months of fiscal 2017 to the first three months of fiscal 2018. Gross profit dollar growth of $13.2 million, or 14.2%, for the first three months of fiscal 2018 compared to the first three months of fiscal 2017, was driven by an increase in the number of cases sold, as well as an increase in gross profit per case.

Operating expense dollar growth, excluding depreciation and amortization, increased $9.2 million, or 12.9%, for the first three months of fiscal 2018 compared to the prior year period. Operating expenses increased primarily as a result of an increase in case volume and the resulting impact on variable operational and selling expenses, as well as cost of living and other increases in compensation and benefits.

Depreciation and amortization of intangible assets recorded in this segment increased from $5.2 million in the first three months of fiscal 2017 to $6.3 million in the first three months of fiscal 2018. Amortization of intangible assets increased as a result of prior year acquisitions. Depreciation of fixed assets increased as a result of an increase in transportation equipment obtained under capital leases.

Segment Results—Corporate & All Other

Three months ended September 30, 2017 compared to three months ended October 1, 2016

Net Sales

Net sales for Corporate & All Other increased $49.2 million from the first three months of fiscal 2017 to the first three months of fiscal 2018. The increase was primarily attributable to recent acquisitions and an increase in logistics services provided to our other segments.

EBITDA

EBITDA for Corporate & All Other was a negative $27.6 million for the first three months of fiscal 2018 compared to a negative $36.4 million for the first three months of fiscal 2017. The increase in EBITDA was primarily driven by decreases in professional, legal and consulting fees of $5.8 million, insurance expense of $2.3 million, and stock-based compensation expense of $0.8 million.

Depreciation and amortization of intangible assets recorded in this segment increased from $6.0 million in the first three months of fiscal 2017 to $7.7 million in the first three months of fiscal 2018. The increase was primarily a result of recent acquisitions.

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

At September 30, 2017, our cash balance totaled $19.8 million, including restricted cash of $12.9 million, as compared to a cash balance totaling $21.0 million, including restricted cash of $12.9 million, at July 1, 2017. This decrease in cash during the first three months of fiscal 2018 was attributable to net cash used in investing activities of $79.6 million, partially offset by net cash provided by operating activities of $16.0 million and net cash provided by financing activities $62.4 million. We borrow under our ABL Facility or pay it down regularly based on our cash flows from operating and investing activities. Our practice is to minimize interest expense while maintaining reasonable liquidity.

As market conditions warrant, we and our major stockholders, including Wellspring, may from time to time, depending upon market conditions, seek to repurchase our securities or loans in privately negotiated or open market transactions, by tender offer or otherwise.

Operating Activities

Three months ended September 30, 2017 compared to three months ended October 1, 2016

During the first three months of fiscal 2018, our operating activities provided cash flow of $16.0 million, while during the first three months of fiscal 2017 our operating activities used cash flow of $75.2 million. The increase in cash flows provided by operating activities in the first three months of fiscal 2018 compared to the first three months of fiscal 2017 was largely driven by higher operating income and improved working capital management.

Investing Activities

Cash used in investing activities totaled $79.6 million in the first three months of fiscal 2018 compared to $49.5 million in the first three months of fiscal 2017. These investments consisted primarily of payments for business acquisitions of $63.2 million for the first three months of fiscal 2018 and $14.8 million for the first three months of fiscal 2017 and capital purchases of property, plant, and equipment of $16.5 million and $34.8 million for the first three months of fiscal 2018 and the first three months of fiscal 2017, respectively. For the first three months of fiscal 2018, purchases of property, plant, and equipment primarily consisted of information technology and equipment, as well as the outlays for warehouse expansions and improvements. The following table presents the capital purchases of property, plant, and equipment by segment:

(Dollars in millions)	Three Months Ended
	September 30, 2017	October 1, 2016
Performance Foodservice	$11.2	$19.7
PFG Customized	2.2	2.2
Vistar	0.3	1.4
Corporate & All Other	2.8	11.5

Total capital purchases of property, plant and equipment	$16.5	$34.8

As of September 30, 2017, the Company had commitments of $11.1 million for capital projects related to warehouse expansion and improvements. The Company anticipates using borrowings from the ABL Facility to fulfill these commitments.

Financing Activities

During the first three months of fiscal 2018, our financing activities provided cash flow of $62.4 million, which consisted primarily of $66.6 million in net borrowings under our ABL facility.

During the first three months of fiscal 2017, our financing activities provided cash flow of $122.7 million, which consisted primarily of $124.7 million in net borrowings under our ABL facility.

The following describes our financing arrangements as of September 30, 2017:

ABL Facility: PFGC, Inc. (“PFGC”), a wholly-owned subsidiary of the Company, is a party to the ABL Facility. On August 3, 2017, PFGC and Performance Food Group, Inc., each a wholly-owned subsidiary of the Company, entered into the First Amendment to the ABL Facility (the “Amendment”). The Amendment amended the ABL Facility by, among other things, (i) increasing the aggregate principal amount under the ABL Facility from $1.6 billion to $1.95 billion by increasing Tranche A Commitments by $325,000,000 and the Tranche A-1 Commitments by $25,000,000 and (ii) maintaining the level of additional commitments permitted, excluding the additional commitments effected pursuant to the Amendment, at $800,000,000 under uncommitted incremental facilities.

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

The following table summarizes outstanding borrowings, availability, and the average interest rate under the ABL Facility:

(Dollars in millions)	As of September 30, 2017	As of July 1, 2017
Aggregate borrowings	$966.5	$899.9
Letters of credit	123.5	105.5
Excess availability, net of lenders’ reserves of $11.5 and $20.9	628.2	594.6
Average interest rate	2.69%	2.59%

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

The ABL Facility and the indenture governing the Notes contain customary restrictive covenants under which all of the net assets of PFGC and its subsidiaries were restricted from distribution to Performance Food Group Company, except for approximately $325 million of restricted payment capacity available under such debt agreements, as of September 30, 2017.

As of September 30, 2017, we were in compliance with all of the covenants under the ABL Facility and Notes.

Unsecured Subordinated Promissory Note. In connection with an acquisition, Performance Food Group, Inc. issued a $6.0 million interest only, unsecured subordinated promissory note on December 21, 2012, bearing an interest rate of 3.5%. Interest is payable quarterly in arrears. The $6.0 million principal is due in a lump sum in December 2017. All amounts outstanding under this promissory note become immediately due and payable upon the occurrence of a change in control of the Company or PFGC, which includes the sale, lease, or transfer of all or substantially all of the assets of PFGC. This promissory note was initially recorded at its fair value of $4.2 million. The difference between the principal and the initial fair value of the promissory note is being amortized as additional interest expense on a straight-line basis over the life of the promissory note, which approximates the effective yield method. As of September 30, 2017, the carrying value of the promissory note was $5.9 million.

Contractual Obligations

Refer to the “Contractual Cash Obligations” section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the fiscal year ended July 1, 2017 for details on our contractual obligations and commitments to make specified contractual future cash payments as of July 1, 2017. Other than in connection with the Amendment described above, there have been no material changes to our specified contractual obligations through September 30, 2017.

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

Total assets for Performance Foodservice increased $183.4 million from $2,028.1 million as of October 1, 2016 to $2,211.5 million as of September 30, 2017. During this time period, this segment increased its inventory, accounts receivable, and property, plant, and equipment, intangible assets and goodwill, of which $98.2 million was a result of acquisitions. Total assets for Performance Foodservice increased $50.3 million from $2,161.2 million as of July 1, 2017 to $2,211.5 million as of September 30, 2017. During this time period, this segment increased its inventory, accounts receivable, and property, plant, and equipment, which was partially offset by a decline in intangible assets.

Total assets for PFG Customized increased $9.2 million from $627.9 million at October 1, 2016 to $637.1 million at September 30, 2017. During this time period, this segment increased its accounts receivable and inventory, which was partially offset by decreases in property, plant, and equipment and intangible assets. Total assets for PFG Customized decreased $30.0 million from $667.1 million as of July 1, 2017 to $637.1 million as of September 30, 2017. During this time period, this segment decreased its accounts receivable and inventory.

Total assets for Vistar increased $76.1 million from $646.5 million as of October 1, 2016 to $722.6 million as of September 30, 2017. During this time period, this segment increased its accounts receivable, inventory, property, plant, and equipment, goodwill and intangible assets, primarily due to acquisitions. Total assets for Vistar increased $68.1 million from $654.5 million as of July 1, 2017 to $722.6 million as of September 30, 2017. During this time period, this segment increased its accounts receivable, inventory, goodwill and intangible assets, which was partially offset by a decrease in property, plant, and equipment.

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are those that are most important to portraying our financial position and results of operations. These policies require our most subjective or complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. Our most critical accounting policies and estimates include those that pertain to the allowance for doubtful accounts receivable, inventory valuation, insurance programs, income taxes, vendor rebates and promotional incentives, goodwill and other intangible assets and stock-based compensation, which are described in the Company’s Form 10-K for the fiscal year ended July 1, 2017. There have been no material changes to our critical accounting policies and estimates as compared to our critical accounting policies and estimates described in the Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our market risks consist of interest rate risk and fuel price risk. There have been no material changes to our market risks since July 1, 2017. For a discussion on our exposure to market risk, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risks” in our Annual Report on Form 10-K for the fiscal year ended July 1, 2017.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) under the Exchange Act), that occurred during the fiscal quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to various allegations, claims, and legal actions arising in the ordinary course of business.

While it is impossible to determine with certainty the ultimate outcome of any of these proceedings, lawsuits, and claims, management believes that adequate provisions have been made or insurance secured for all currently pending proceedings so that the ultimate outcomes will not have a material adverse effect on our financial position. During the three months ended September 30, 2017, there have been no material changes to legal proceedings from those discussed in the Company’s Form 10-K for the fiscal year ended July 1, 2017.

Item 1A.	Risk Factors

Except as set forth below, there have been no material changes to our principal risks that we believe are material to our business, results of operations, and financial condition from the risk factors previously disclosed in the Company’s Form 10-K for the fiscal year ended July 1, 2017, which is accessible on the SEC’s website at www.sec.gov.

Risks Relating to Our Business and Industry

Extreme weather conditions and natural disasters may interrupt our business or our customers’ businesses, which could have a material adverse effect on our business, financial condition, or results of operations.

Many of our facilities and our customers’ facilities are located in areas that may be subject to extreme and occasionally prolonged weather conditions, including, but not limited to, hurricanes, blizzards, and extreme heat or cold. Such extreme weather conditions may interrupt our or our customers’ operations, reduce the number of consumers who visit our customers’ facilities in such areas, increase our costs, or impact demand for our products. Furthermore, such extreme weather conditions may interrupt or impede access to our or our customers’ facilities or damage or destroy our or our customers’ facilities, all of which could have a material adverse effect on our business, financial condition, or results of operations. For example, our operations in certain areas were recently disrupted by Hurricane Harvey in August 2017 and Hurricane Irma in September 2017. In addition, several of our facilities and a number of our customers and employees are located in areas that were impacted by the widespread flooding and damage caused by these hurricanes.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information relating to our purchases of the Company’s common stock during the first quarter of fiscal 2018.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 2, 2017 – July 29, 2017	—	—	—	—
July 30, 2017 – August 26, 2017	38,226	$27.25	—	—
August 27, 2017 – September 30, 2017	40,294	$28.26	—	—
Total	78,520	$27.73	—	—

(1)	During the first quarter of fiscal 2018, the Company repurchased 78,520 shares of the Company’s common stock via share withholding for payroll tax obligations due from employees in connection with the delivery of shares of the Company’s common stock under our incentive plans.

Item 3:	Defaults Upon Senior Securities

None

Item 4:	Mine Safety Disclosures

Not applicable

Item 5:	Other Information

None

Item 6:	Exhibits

Exhibit No.	Description

10.1	First Amendment to Second Amended and Restated Credit Agreement, dated August 3, 2017, among Performance Food Group, Inc., the other borrowers thereto, and Wells Fargo, National Association (incorporated by reference to Exhibit 10.1 to Performance Food Group Company’s Current Report on Form 8-K filed on August 4, 2017).

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

PERFORMANCE FOOD GROUP COMPANY (Registrant)

Dated: November 8, 2017	By:	/s/ Thomas G. Ondrof
	Name:	Thomas G. Ondrof
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)