Form 10-Q
period 2017-12-30
Performance Food Group Co
filed 2018-02-07
CIK 1618673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2017

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

104,000,540 shares of common stock were outstanding as of February 1, 2018.

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

There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. Such risks, uncertainties and other important factors that could cause actual results to differ include, among others, the risks, uncertainties and factors set forth under Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the fiscal year ended July 1, 2017 and Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2017, as such risk factors may be updated from time to time in our periodic filings with the SEC, and are accessible on the SEC’s website at www.sec.gov, and also include the following:

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

Part I – FINANCIAL INFORMATION

Item 1.	Financial Statements

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except per share data)	As of December 30, 2017	As of July 1, 2017
ASSETS
Current assets:
Cash	$10.1	$8.1
Accounts receivable, less allowances of $22.0 and $17.0	1,034.9	1,028.5
Inventories, net	1,043.4	1,013.3
Prepaid expenses and other current assets	51.6	35.0

Total current assets	2,140.0	2,084.9
Goodwill	740.1	718.6
Other intangible assets, net	206.8	201.1
Property, plant and equipment, net	734.9	740.7
Restricted cash	12.9	12.9
Other assets	47.9	45.9

Total assets	$3,882.6	$3,804.1

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Outstanding checks in excess of deposits	$181.4	$218.2
Trade accounts payable	886.9	907.1
Accrued expenses	204.8	246.0
Long-term debt—current installments	—	5.8
Capital lease obligations—current installments	7.0	5.9
Derivative liabilities	—	0.3

Total current liabilities	1,280.1	1,383.3
Long-term debt	1,358.7	1,241.9
Deferred income tax liability, net	66.0	103.0
Capital lease obligations, excluding current installments	47.4	44.0
Other long-term liabilities	114.9	106.4

Total liabilities	2,867.1	2,878.6

Commitments and contingencies (Note 9)
Shareholders’ equity:
Common Stock
Common Stock: $0.01 par value per share, 1.0 billion shares authorized, 102.3 million shares issued and outstanding as of December 30, 2017; 1.0 billion shares authorized, 100.8 million shares issued and outstanding as of July 1, 2017	1.0	1.0
Additional paid-in capital	842.9	855.5
Accumulated other comprehensive income, net of tax expense of $2.2 and $1.5	4.4	2.4
Retained earnings	167.2	66.6

Total shareholders’ equity	1,015.5	925.5

Total liabilities and shareholders’ equity	$3,882.6	$3,804.1

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per share data)	Three months ended December 30, 2017	Three months ended December 31, 2016	Six months ended December 30, 2017	Six months ended December 31, 2016
Net sales	$4,311.1	$4,051.8	$8,676.0	$8,097.9
Cost of goods sold	3,743.5	3,534.6	7,553.7	7,069.4

Gross profit	567.6	517.2	1,122.3	1,028.5
Operating expenses	518.5	465.9	1,022.7	945.6

Operating profit	49.1	51.3	99.6	82.9

Other expense, net:
Interest expense	15.1	13.6	29.7	26.5
Other, net	(0.1)	(0.5)	(0.4)	(1.3)

Other expense, net	15.0	13.1	29.3	25.2

Income before taxes	34.1	38.2	70.3	57.7
Income tax (benefit) expense	(43.9)	15.3	(30.3)	22.6

Net income	$78.0	$22.9	$100.6	$35.1

Weighted-average common shares outstanding:
Basic	101.4	100.1	101.2	100.0
Diluted	104.5	102.7	104.5	102.5
Earnings per common share:
Basic	$0.77	$0.23	$0.99	$0.35
Diluted	$0.75	$0.22	$0.96	$0.34

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

($ in millions)	Three months ended December 30, 2017	Three months ended December 31, 2016	Six months ended December 30, 2017	Six months ended December 31, 2016
Net income	$78.0	$22.9	$100.6	$35.1
Other comprehensive income, net of tax:
Interest rate swaps:
Change in fair value, net of tax	1.8	5.0	1.8	6.0
Reclassification adjustment, net of tax	0.2	0.7	0.2	1.5

Other comprehensive income	2.0	5.7	2.0	7.5

Total comprehensive income	$80.0	$28.6	$102.6	$42.6

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	(Accumulated Deficit) Retained	Total Shareholders’
(In millions)	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance as of July 2, 2016	99.9	$1.0	$836.8	$(5.8)	$(29.2)	$802.8
Issuance of common stock under stock-based compensation plans	0.2	—	(0.3)	—	—	(0.3)
Net income	—	—	—	—	35.1	35.1
Interest rate swaps	—	—	—	7.5	—	7.5
Stock-based compensation expense	—	—	8.1	—	—	8.1
Change in accounting principle (1)	—	—	0.9	—	(0.5)	0.4

Balance as of December 31, 2016	100.1	$1.0	$845.5	$1.7	$5.4	$853.6

Balance as of July 1, 2017	100.8	$1.0	$855.5	$2.4	$66.6	$925.5
Issuance of common stock under stock-based compensation plans	1.5	—	(27.1)	—	—	(27.1)
Net income	—	—	—	—	100.6	100.6
Interest rate swaps	—	—	—	2.0	—	2.0
Stock-based compensation expense	—	—	14.5	—	—	14.5

Balance as of December 30, 2017	102.3	$1.0	$842.9	$4.4	$167.2	$1,015.5

(1)	As of the beginning of fiscal 2017, the Company elected to early adopt the provisions of ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The Company has made a policy election to account for forfeitures as they occur and recorded a cumulative-effect adjustment to Accumulated Deficit as of the date of adoption.

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

($ in millions)	Six months ended December 30, 2017	Six months ended December 31, 2016 (1)
Cash flows from operating activities:
Net income	$100.6	$35.1
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	49.1	43.3
Amortization of intangible assets	14.6	16.6
Amortization of deferred financing costs and other	2.4	2.2
Provision for losses on accounts receivables	7.5	6.8
Expense related to modification of debt	—	0.1
Stock-based compensation expense	14.5	8.1
Deferred income tax benefit	(37.8)	(4.0)
Change in fair value of derivative assets and liabilities	(0.2)	(1.8)
Other	7.3	1.1
Changes in operating assets and liabilities, net
Accounts receivable	(1.2)	(15.1)
Inventories	(14.3)	(54.4)
Prepaid expenses and other assets	(15.0)	12.5
Trade accounts payable	(29.4)	(68.2)
Outstanding checks in excess of deposits	(36.8)	29.7
Accrued expenses and other liabilities	(28.7)	(37.5)

Net cash provided by (used in) operating activities	32.6	(25.5)

Cash flows from investing activities:
Purchases of property, plant and equipment	(38.5)	(79.9)
Net cash paid for acquisitions	(63.2)	(82.1)
Proceeds from sale of property, plant and equipment	0.3	0.2

Net cash used in investing activities	(101.4)	(161.8)

Cash flows from financing activities:
Net borrowings under ABL Facility	116.4	192.8
Payment of Promissory Note	(6.0)	—
Cash paid for shares withheld to cover taxes	(27.8)	(1.1)
Cash paid for acquisitions	(7.4)	(0.8)
Other financing activities	(4.4)	(2.8)

Net cash provided by financing activities	70.8	188.1

Net increase in cash and restricted cash	2.0	0.8
Cash and restricted cash, beginning of period	21.0	23.8

Cash and restricted cash, end of period	$23.0	$24.6

(1)	The consolidated statement of cash flows for the six months ended December 31, 2016 has been adjusted to reflect the adoption of ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The consolidated statements of cash flows explain the change during the periods in the total of cash and restricted cash. Therefore, restricted cash activity is included with cash when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Refer to Note 3 for further discussion.

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

(In millions)	As of December 30, 2017	As of July 1, 2017
Cash	$10.1	$8.1
Restricted cash (2)	12.9	12.9

Total cash and restricted cash	$23.0	$21.0

(2)	Restricted cash represents the amounts required by insurers to collateralize a part of the deductibles for the Company’s workers’ compensation and liability claims.

Supplemental disclosures of non-cash transactions are as follows:

(In millions)	Six months ended December 30, 2017	Six months ended December 31, 2016
Purchases of property, plant and equipment, financed	$3.2	$—
Debt assumed through new capital lease obligations	7.7	19.6
Disposal of property, plant and equipment under sale-leaseback transaction	—	3.2

Supplemental disclosures of cash flow information are as follows:

(In millions)	Six months ended December 30, 2017	Six months ended December 31, 2016
Cash paid during the year for:
Interest	$28.1	$23.2
Income taxes, net of refunds	25.1	10.2

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

Secondary Offerings

In September 2017, November 2017 and December 2017 Wellspring Capital Management (“Wellspring”) sold an aggregate of 16,272,914 shares of the Company’s common stock in transactions registered under the Securities Act. The Company did not receive any proceeds from these sales. As a result of these sales, Wellspring no longer beneficially owns any shares of the Company’s common stock.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU addresses the classification of certain specific cash flow issues including debt prepayment or extinguishment costs, settlement of certain debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of certain insurance claims and distributions received from equity method investees. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. An entity that elects early adoption must adopt all of the amendments in the same period using the retrospective transition method. The Company elected to early adopt ASU 2016-15 as of the beginning of fiscal 2018. Based on our review of the ASU, the Company concluded that it has historically classified the specified cash receipts and cash payments in accordance with the clarified guidance. This ASU did not have a material impact on the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This ASU requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The ASU requires a retrospective transition method for each period presented. The Company elected to early adopt ASU 2016-18 as of the beginning of fiscal 2018. The statements of cash flows for the six months ended December 30, 2017 and December 31, 2016 include restricted cash with cash when reconciling the beginning-of-period and end-of-period total amounts.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU eliminates Step 2 of the goodwill impairment test, which is performed by estimating the fair value of individual assets and liabilities of the reporting unit to calculate the implied fair value of goodwill. Instead, an entity will record a goodwill impairment charge based on the excess of a reporting unit’s carrying value over its estimated fair value, not to exceed the carrying amount of goodwill. This ASU is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019 and should be applied prospectively. Early adoption is permitted. The Company elected to early adopt ASU 2017-04 as of the beginning of fiscal 2018. Upon adoption of the ASU, the Company concluded that it did not have a material impact on its consolidated financial statements. The Company will apply ASU 2017-04 on a prospective basis when analyzing goodwill impairment.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The ASU is a comprehensive new lease accounting model that requires companies to recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. For public entities, the ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company will adopt the guidance in fiscal 2020. Companies are required to recognize and measure leases at the beginning of the earliest period presented in its financial statements using a modified retrospective approach. The Company is in the process of evaluating the impact of this ASU on its future financial statements and believes adoption of this standard will have a significant impact on our consolidated financial statements. Information about our undiscounted future lease payments and the timing of those payments is in Note 12. Leases in our Form 10-K.

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

During the first six months of fiscal 2018, the Company paid cash of $64.9 million for an acquisition and during the first six months of fiscal 2017, the Company paid cash of $82.8 million for four acquisitions. These acquisitions did not materially affect the Company’s results of operations.

The following table summarizes the preliminary purchase price allocation for each major class of assets acquired and liabilities assumed for the fiscal 2018 acquisition.

(In millions)	Fiscal 2018
Net working capital	$21.4
Goodwill	21.1
Other intangible assets	20.6
Property, plant and equipment	1.8

Total purchase price	$64.9

The goodwill is a result of expected synergies from combined operations of the acquisition and the Company. The following table presents the changes in the carrying amount of goodwill:

(In millions)	Performance Foodservice	PFG Customized	Vistar	Corporate and Other	Total
Balance as of July 1, 2017	$428.2	$166.5	$64.9	$59.0	$718.6
Acquisitions - current year	—	—	21.1	—	21.1
Adjustments related to prior year acquisitions	0.1	—	—	0.3	0.4

Balance as of December 30, 2017	$428.3	$166.5	$86.0	$59.3	$740.1

The adjustments related to prior year acquisitions are the result of net working capital adjustments.

Subsequent to December 30, 2017, the Company paid $6.6 million for an acquisition. The Company is in the process of determining the fair values of the assets acquired and liabilities assumed.

5.	Debt

The Company is a holding company and conducts its operations through its subsidiaries, which have incurred or guaranteed indebtedness as described below.

Debt consisted of the following:

(In millions)	As of December 30, 2017	As of July 1, 2017
ABL	$1,016.3	$899.9
5.500% Notes due 2024	350.0	350.0
Promissory Note	—	6.0
Less: Original issue discount and deferred financing costs	(7.6)	(8.2)

Long-term debt	1,358.7	1,247.7
Capital and finance lease obligations	54.4	49.9

Total debt	1,413.1	1,297.6
Less: current installments	(7.0)	(11.7)

Total debt, excluding current installments	$1,406.1	$1,285.9

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

The following table summarizes outstanding borrowings, availability, and the average interest rate under the ABL Facility:

(Dollars in millions)	As of December 30, 2017	As of July 1, 2017
Aggregate borrowings	$1,016.3	$899.9
Letters of credit	123.6	105.5
Excess availability, net of lenders’ reserves of $12.2 and $11.2	577.8	594.6
Average interest rate	2.98%	2.59%

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

The ABL Facility and the indenture governing the Notes contain customary restrictive covenants under which all of the net assets of PFGC and its subsidiaries are restricted from distribution to Performance Food Group Company, except for approximately $302.0 million of restricted payment capacity available under such debt agreements, as of December 30, 2017. Such minimum estimated restricted payment capacity is calculated based on the most restrictive of our debt agreements and may fluctuate from period to period, which fluctuations may be material. Our restricted payment capacity under other debt instruments to which the Company is subject may be materially higher than the foregoing estimate.

Unsecured Subordinated Promissory Note

In connection with an acquisition, Performance Food Group, Inc. issued a $6.0 million interest only, unsecured subordinated promissory note on December 21, 2012. The $6.0 million promissory note was paid off in December 2017.

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

As of December 30, 2017, Performance Food Group, Inc. had eight interest rate swaps with a combined $650 million notional amount. The following table summarizes the outstanding Swap Agreements as of December 30, 2017 (in millions):

Effective Date	Maturity Date	Notional Amount	Fixed Rate Swapped
August 9, 2013	August 9, 2018	$200.0	1.51%
June 30, 2017	June 30, 2019	50.0	1.13%
June 30, 2017	June 30, 2020	50.0	1.23%
June 30, 2017	June 30, 2020	50.0	1.25%
June 30, 2017	June 30, 2020	50.0	1.26%
August 9, 2018	August 9, 2021	75.0	1.21%
August 9, 2018	August 9, 2021	75.0	1.20%
June 30, 2020	December 31, 2021	100.0	2.16%

Hedges of Forecasted Diesel Fuel Purchases

From time to time, Performance Food Group, Inc. enters into costless collar arrangements to manage its exposure to variability in cash flows expected to be paid for its forecasted purchases of diesel fuel. As of December 30, 2017, Performance Food Group, Inc. was a party to two such arrangements, with an aggregate 4.5 million gallon original notional amount. The 4.5 million gallon forecasted purchases of diesel fuel are expected to be made between January 1, 2018 and June 30, 2018.

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

The carrying values of cash, accounts receivable, outstanding checks in excess of deposits, trade accounts payable, and accrued expenses approximate their fair values because of the relatively short maturities of those instruments. The derivative assets and liabilities are recorded at fair value on the balance sheet. The fair value of long-term debt, which has a carrying value of $1,358.7 million and $1,247.7 million, is $1,378.1 million and $1,258.3 million at December 30, 2017 and July 1, 2017, respectively, and is determined by reviewing current market pricing related to comparable debt issued at the time of the balance sheet date, and is considered a Level 2 measurement.

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

On December 22, 2017, H.R.1, known as the “Tax Cuts and Jobs Act,” (the “Act”) was signed into law. The Act makes broad and complex changes to the U.S. Internal Revenue Code including, but not limited to: reducing the U.S. federal corporate tax rate from 35% to 21%; creating a new limitation on deductible interest expense; repealing the domestic production activity deduction, providing for bonus depreciation that will allow for full expensing of certain qualified property; and limiting other deductions.

The Company’s net deferred tax liability of $103.0 million as of July 1, 2017 was determined using the federal corporate tax rate of 35% prior to the passage of the Act. The Act reduces the federal corporate tax rate to 21%, effective January 1, 2018. Consequently, we have recorded a $10.2 million decrease in deferred tax assets and a $47.6 million decrease in deferred tax liabilities with a corresponding net benefit to deferred income tax expense of $37.4 million for the three and six months ended December 30, 2017.

The SEC staff issued Staff Accounting Bulletin 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Act. SAB 118 provides a measurement period that should not extend beyond one year from the Act enactment date for companies to complete the accounting under FASB ASC 740 – Income Taxes. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Act. The Company has not identified any items for which the income tax effects of the Act have not been substantially completed.

The Company’s effective tax rate was -128.3% for the three months ended December 30, 2017 and 40.1% for the three months ended December 31, 2016. The Company’s effective tax rate was -43.1% for the six months ended December 30, 2017 and 39.2% for the six months ended December 31, 2016. As a result in the reduction in the federal corporate income tax rate to 21% from 35% under the Act, the Company has a blended statutory rate of 28% for the three and six months ended December 30, 2017. For the three and six months ended December 30, 2016, the statutory rate was 35%. Additionally, during the three months ended December 30, 2017, performance vesting criteria for certain stock-based compensation awards was met resulting in a significant permanent tax deduction difference. The impact to the provision for stock-based compensation and the impact of the reduction in tax rate under the Act are summarized as follows:

(Dollars in millions)	Three Months Ended December 30, 2017		Six Months Ended December 30, 2017
	Income Tax Expense	Effective Tax Rate	Income Tax Expense	Effective Tax Rate
Income tax benefit, reported	$(43.9)	-128.3%	$(30.3)	-43.1%
Revaluation of net deferred income tax liability	37.4	109.6%	37.4	53.3%
Stock-based compensation – performance vesting	15.4	45.2%	15.4	21.9%
Impact of rate reduction on first quarter fiscal 2018 income	2.5	7.4%	—	—

Income tax expense, excluding benefits	$11.4	33.9%	$22.5	32.1%

As of December 30, 2017 and July 1, 2017, the Company had net deferred tax assets of $28.4 million and $43.1 million, respectively, and deferred tax liabilities of $94.4 million and $146.1 million, respectively. The Company believes that it is more likely than not that the remaining deferred tax assets will be realized.

The Company records a liability for Uncertain Tax Positions in accordance with FASB ASC 740-10-25, Income Taxes – General - Recognition. As of December 30, 2017 and July 1, 2017, the Company had approximately $1.4 million and $1.3 million of unrecognized tax benefits, respectively. It is reasonably possible that a decrease of approximately $0.1 million in the balance of unrecognized tax benefits may occur within the next twelve months because of statute of limitations expirations, that, if recognized, would affect the effective tax rate.

9.	Commitments and Contingencies

Purchase Obligations

The Company had outstanding contracts and purchase orders for capital projects and services totaling $10.1 million at December 30, 2017. Amounts due under these contracts were not included on the Company’s consolidated balance sheet as of December 30, 2017. Subsequent to December 30, 2017, the Company entered into an additional contract totaling $8.8 million.

Guarantees

Subsidiaries of the Company have entered into numerous operating leases, including leases of buildings, equipment, tractors, and trailers. Certain of the leases for tractors, trailers, and other vehicles and equipment, provide for residual value guarantees to the lessors. Circumstances that would require the subsidiary to perform under the guarantees include either (1) default on the leases with the leased assets being sold for less than the specified residual values in the lease agreements, or (2) decisions not to purchase the assets at the end of the lease terms combined with the sale of the assets, with sales proceeds less than the residual value of the leased assets specified in the lease agreements. Residual value guarantees under these operating lease agreements typically range between 7% and 20% of the value of the leased assets at inception of the lease. These leases have original terms ranging from 4 to 8 years and expiration dates ranging from 2018 to 2025. As of December 30, 2017, the undiscounted maximum amount of potential future payments for lease guarantees totaled approximately $28.4 million, which would be mitigated by the fair value of the leased assets at lease expiration. The assessment as to whether it is probable that subsidiaries of the Company will be required to make payments under the terms of the guarantees is based upon their actual and expected loss experience. Consistent with the requirements of FASB ASC 460-10-50, Guarantees-Overall-Disclosure, the Company has recorded $0.2 million of the potential future guarantee payments on its consolidated balance sheet as of December 30, 2017.

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

Wilder, et al. v. Roma Food Enterprises, Inc., et al. The court granted final approval of the settlement stipulation on November 6, 2017. The Company funded the $1.9 million settlement on January 10, 2018, thereby ending the litigation.

Tax Liabilities

The Company is subject to customary audits by authorities in the jurisdictions where it conducts business in the United States, which may result in assessments of additional taxes.

10.	Related-Party Transactions

Transaction and Advisory Fee Agreement

The Company was a party to an advisory fee agreement pursuant to which affiliates of The Blackstone Group L.P. and Wellspring provided management certain strategic and structuring advice and certain monitoring, advising, and consulting services to the Company. The advisory fee agreement provided for the payment by the Company of an annual advisory fee and the reimbursement of out of pocket expenses. In fiscal 2018 the Company will pay a total of $3.0 million related to this agreement, of which $1.5 million was paid in the second quarter of fiscal 2018 and during the six months ended December 30, 2017 and $1.5 million will be paid in the third quarter of fiscal 2018. The payments made under this agreement totaled $5.5 million during the six months ended December 31, 2016.

Under its terms, this agreement terminated on October 6, 2017.

Other

The Company participates in and has an equity method investment in a purchasing alliance that was formed to obtain better pricing, to expand product options, to reduce internal costs, and to achieve greater inventory turnover. The Company’s investment in the purchasing alliance was $4.7 million as of December 30, 2017 and $4.6 million as of July 1, 2017. During the three-month periods ended December 30, 2017 and December 31, 2016, the Company recorded purchases of $177.5 million and $176.6 million, respectively, through the purchasing alliance. During the six-month periods ended December 30, 2017 and December 31, 2016, the Company recorded purchases of $390.4 million and $387.0 million, respectively, through the purchasing alliance.

11.	Earnings Per Share

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is calculated using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. In computing diluted EPS, the average closing stock price for the period is used in determining the number of shares assumed to be purchased with the proceeds from the exercise of stock options under the treasury stock method. Potential common shares of 0.7 million and 0.7 million for the three and six months ended December 30, 2017, respectively, were not included in computing diluted earnings per share because the effect would have been antidilutive. Potential common shares of 1.2 million and 1.0 million for the three and six months ended December 31, 2016, respectively, were not included in computing diluted earnings per share because the effect would have been antidilutive.

A reconciliation of the numerators and denominators for the basic and diluted EPS computations is as follows:

(In millions, except per share amounts)	Three months ended December 30, 2017	Three months ended December 31, 2016	Six months ended December 30, 2017	Six months ended December 31, 2016
Numerator:
Net income	$78.0	$22.9	$100.6	$35.1

Denominator:
Weighted-average common shares outstanding	101.4	100.1	101.2	100.0
Dilutive effect of share-based awards	3.1	2.6	3.3	2.5

Weighted-average dilutive shares outstanding	104.5	102.7	104.5	102.5

Basic earnings per share	$0.77	$0.23	$0.99	$0.35

Diluted earnings per share	$0.75	$0.22	$0.96	$0.34

12.	Segment Information

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

In the first quarter of fiscal 2018, the Company reorganized its information technology department, and expenses associated with business application teams are now included in the segments results. The EBITDA for PFS, Vistar and Corporate & All Other for the three and six months ended December 31, 2016 has been adjusted to reflect this change.

(In millions)	PFS	PFG Customized	Vistar	Corporate & All Other	Eliminations	Consolidated
For the three months ended December 30, 2017
Net external sales	$2,532.8	$888.1	$838.3	$51.9	$—	$4,311.1
Inter-segment sales	2.5	0.1	0.6	58.7	(61.9)	—

Total sales	2,535.3	888.2	838.9	110.6	(61.9)	4,311.1
EBITDA	83.0	5.9	34.0	(41.4)	—	81.5
Depreciation and amortization	14.6	3.7	6.9	7.1	—	32.3
Capital expenditures	9.3	4.1	5.3	3.3	—	22.0
For the three months ended December 31, 2016
Net external sales	$2,356.8	$933.4	$737.4	$24.2	$—	$4,051.8
Inter-segment sales	1.4	0.1	0.5	53.7	(55.7)	—

Total sales	2,358.2	933.5	737.9	77.9	(55.7)	4,051.8
EBITDA	75.5	6.7	33.0	(33.0)	—	82.2
Depreciation and amortization	14.0	3.6	6.6	6.2	—	30.4
Capital expenditures	34.1	2.7	0.8	7.5	—	45.1

(In millions)	PFS	PFG Customized	Vistar	Corporate & All Other	Eliminations	Consolidated
For the six months ended December 30, 2017
Net external sales	$5,157.3	$1,784.1	$1,634.5	$100.1	$—	$8,676.0
Inter-segment sales	5.1	0.2	1.2	118.6	(125.1)	—

Total sales	5,162.4	1,784.3	1,635.7	218.7	(125.1)	8,676.0
EBITDA	161.8	11.1	59.8	(69.0)	—	163.7
Depreciation and amortization	28.4	7.3	13.2	14.8	—	63.7
Capital expenditures	20.5	6.3	5.6	6.1	—	38.5
For the six months ended December 31, 2016
Net external sales	$4,791.5	$1,800.1	$1,478.2	$28.1	$—	$8,097.9
Inter-segment sales	3.1	0.7	1.2	108.7	(113.7)	—

Total sales	4,794.6	1,800.8	1,479.4	136.8	(113.7)	8,097.9
EBITDA	148.1	10.6	54.8	(69.4)	—	144.1
Depreciation and amortization	27.1	8.8	11.8	12.2	—	59.9
Capital expenditures	53.8	4.9	2.2	19.0	—	79.9

Total assets by reportable segment, excluding intercompany receivables between segments, are as follows:

(In millions)	As of December 30, 2017	As of July 1, 2017
PFS	$2,162.3	$2,161.2
PFG Customized	645.9	667.1
Vistar	754.0	654.5
Corporate & All Other	320.4	321.3

Total assets	$3,882.6	$3,804.1

13.	Stock-based Compensation

Performance Food Group Company provides compensation benefits to employees and non-employee directors under several share based payment arrangements. The Performance Food Group Company 2007 Management Option Plan (the”2007 Option Plan”) allowed for the granting of awards to employees, officers, directors, consultants, and advisors of the Company or its affiliates. The terms and conditions of awards granted under the 2007 Option Plan were determined by the Board of Directors.

The Tranche II and Tranche III options and restricted stock granted under the 2007 Option Plan are subject to both time and performance vesting, including performance criteria based on the internal rate of return and sponsor cash inflows as outlined in the 2007 Option Plan.

During the second quarter of fiscal 2018, Wellspring sold all of their remaining interest in shares of the Company’s common stock. On December 7, 2017, the Company determined that the performance criteria for the Tranche II and III awards had been met and 2.1 million shares of restricted stock and 1.4 million options vested. In the second quarter of fiscal 2018, the Company recognized approximately $6.3 million of accelerated compensation expense in connection with the vesting of the Tranche II and III awards. Based on the performance achieved, total compensation expense for the Tranche II and III awards was $24.9 million. The excess tax benefit recognized in the consolidated statements of operations for the three and six months ended December 30, 2017 was $15.4 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with the unaudited consolidated financial statements and notes thereto included elsewhere in this quarterly report on Form 10-Q (the “Form 10-Q”) and the audited consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended July 1, 2017 (the “Form 10-K”). In addition to historical consolidated financial information, this discussion contains forward-looking statements that reflect our plans, estimates, and beliefs and involve numerous risks and uncertainties, including but not limited to those described in the “Item 1A. Risk Factors” section of the Form 10-K and in the “Part II. Item 1A. Risk Factors” section of our quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2017. Actual results may differ materially from those contained in any forward-looking statements. You should carefully read “Special Note Regarding Forward-Looking Statements” in this Form 10-Q.

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

Recent Trends and Initiatives

Our case volume has grown in each quarter over the comparable prior fiscal year quarter, starting in the second quarter of fiscal 2010 and continuing through the most recent quarter. We believe that we gained industry share during the second quarter of fiscal 2018 given that we have grown our sales more rapidly than the industry growth rate forecasted by Technomic, a research and consulting firm serving the food and food related industry. Our Net income increased 240.6% from the second quarter of fiscal 2017 to the second quarter of fiscal 2018 and increased 186.6% from the first six months of fiscal 2017 to the first six months of fiscal 2018. Adjusted EBITDA increased 12.2% from the second quarter of fiscal 2017 to the second quarter of fiscal 2018 and increased 15.4% from the first six months of fiscal 2017 to the first six months of fiscal 2018, driven primarily by case growth and improved profit per case. Case volume grew 4.2% in the second quarter of fiscal 2018 and 3.9% in the first six months of fiscal 2018 compared to the prior year periods. Gross margin dollars rose 9.7% and 9.1% in the second quarter of fiscal 2018 and the first six months of fiscal 2018, respectively, versus the prior year periods primarily as a result of shifting our channel mix toward higher gross margin customers and shifting our product mix toward sales of Performance Brands. Our operating expenses, compared to the second quarter and first six months of fiscal 2017, increased 11.3% and 8.2%, respectively, as a result of increases in variable operational and selling expenses associated with the increase in case volume, as well as due to several one-time expenses including accelerated stock-based compensation expense.

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

Results of Operations, EBITDA, and Adjusted EBITDA

The following table sets forth a summary of our results of operations, EBITDA, and Adjusted EBITDA for the periods indicated (in millions, except per share data):

	Three Months Ended
	December 30, 2017	December 31, 2016	Change	%
Net sales	$4,311.1	$4,051.8	$259.3	6.4
Cost of goods sold	3,743.5	3,534.6	208.9	5.9

Gross profit	567.6	517.2	50.4	9.7
Operating expenses	518.5	465.9	52.6	11.3

Operating profit	49.1	51.3	(2.2)	(4.3)
Other expense
Interest expense	15.1	13.6	1.5	11.0
Other, net	(0.1)	(0.5)	0.4	80.0

Other expense, net	15.0	13.1	1.9	14.5
Income before income taxes	34.1	38.2	(4.1)	(10.7)
Income tax expense	(43.9)	15.3	(59.2)	NM

Net income	$78.0	$22.9	$55.1	240.6

EBITDA	$81.5	$82.2	$(0.7)	(0.9)
Adjusted EBITDA	$105.0	$93.6	$11.4	12.2
Weighted-average common shares outstanding:
Basic	101.4	100.1	1.3	1.3
Diluted	104.5	102.7	1.8	1.8
Earnings per common share:
Basic	$0.77	$0.23	$0.54	234.8
Diluted	$0.75	$0.22	$0.53	240.9

	Six Months Ended
	December 30, 2017	December 31, 2016	Change	%
Net sales	$8,676.0	$8,097.9	$578.1	7.1
Cost of goods sold	7,553.7	7,069.4	484.3	6.9

Gross profit	1,122.3	1,028.5	93.8	9.1
Operating expenses	1,022.7	945.6	77.1	8.2

Operating profit	99.6	82.9	16.7	20.1
Other expense
Interest expense	29.7	26.5	3.2	12.1
Other, net	(0.4)	(1.3)	0.9	69.2

Other expense, net	29.3	25.2	4.1	16.3
Income before income taxes	70.3	57.7	12.6	21.8
Income tax expense	(30.3)	22.6	(52.9)	NM

Net income	$100.6	$35.1	$65.5	186.6

EBITDA	$163.7	$144.1	$19.6	13.6
Adjusted EBITDA	$195.7	$169.6	$26.1	15.4
Weighted-average common shares outstanding:
Basic	101.2	100.0	1.2	1.2
Diluted	104.5	102.5	2.0	2.0
Earnings per common share:
Basic	$0.99	$0.35	$0.64	182.9
Diluted	$0.96	$0.34	$0.62	182.4

We believe that the most directly comparable GAAP measure to EBITDA and Adjusted EBITDA is net income. The following table reconciles EBITDA and Adjusted EBITDA to net income for the periods presented:

	Three Months Ended		Six Months Ended
	December 30, 2017	December 31, 2016	December 30, 2017	December 31, 2016
	(dollars in millions)		(dollars in millions)
Net income	$78.0	$22.9	$100.6	$35.1
Interest expense	15.1	13.6	29.7	26.5
Income tax (benefit) expense	(43.9)	15.3	(30.3)	22.6
Depreciation	24.3	22.5	49.1	43.3
Amortization of intangible assets	8.0	7.9	14.6	16.6

EBITDA	81.5	82.2	163.7	144.1
Non-cash items(1)	11.8	3.8	16.1	8.5
Acquisition, integration and reorganization charges(2)	1.7	3.8	4.1	6.2
Productivity initiatives(3)	8.5	2.7	9.8	6.8
Other adjustment items(4)	1.5	1.1	2.0	4.0

Adjusted EBITDA	$105.0	$93.6	$195.7	$169.6

(1)	Includes adjustments for non-cash charges arising from stock-based compensation, interest rate swap hedge ineffectiveness, and gain/loss on disposal of assets. Stock-based compensation cost was $11.1 million and $3.9 million in the second quarter of fiscal 2018 and fiscal 2017, respectively, and $14.5 million and $8.1 million in the first six months of fiscal 2018 and fiscal 2017, respectively. In addition, this includes an increase in the LIFO reserve of $0.4 million and $0.6 million for the second quarter of fiscal 2018 and fiscal 2017, respectively, and an increase in the LIFO reserve of $1.2 million in both the first six months of fiscal 2018 and fiscal 2017.
(2)	Includes professional fees and other costs related to completed and abandoned acquisitions, costs of integrating certain of our facilities, facility closing costs, and advisory fees.
(3)	Consists primarily of professional fees and related expenses associated with productivity initiatives.
(4)	Consists of amounts related to fuel collar derivatives, certain financing transactions, lease amendments, and franchise tax expense and other adjustments permitted by our credit agreements.

Consolidated Results of Operations

Three and six months ended December 30, 2017 compared to three and six months ended December 31, 2016

Net Sales

Net sales growth is a function of case growth, pricing (which is primarily based on product inflation/deflation), and a changing mix of customers, channels, and product categories sold. Net sales increased $259.3 million, or 6.4%, for the second quarter of fiscal 2018 compared to the second quarter of fiscal 2017 and increased $578.1 million, or 7.1%, for the first six months of fiscal 2018 compared to the first six months of fiscal 2017. The increase in net sales was primarily attributable to sales growth in Vistar, particularly in the theater, hospitality, retail, and vending channels, case growth in Performance Foodservice, particularly in the independent channel, and recent acquisitions. Net sales growth was driven by case volume growth of 4.2% and 3.9% in the second quarter and first six months of fiscal 2017, respectively, as well as an increase in selling price per case in both the second quarter and first six months of fiscal 2018 compared to the prior year periods.

Gross Profit

Gross profit increased $50.4 million, or 9.7%, for the second quarter of fiscal 2018 compared to the second quarter of fiscal 2017 and increased $93.8 million, or 9.1%, for the first six months of fiscal 2018 compared to the first six months of fiscal 2017. The increase in gross profit was primarily the result of growth in cases. Within Performance Foodservice, case growth to independent customers positively affected gross profit per case. Independent customers typically receive more services from us, cost more to serve, and pay a higher gross profit per case than other customers. Also, in the second quarter and first six months of fiscal 2018, Performance Foodservice grew our Performance Brand sales, which have higher gross profit per case compared to the other brands we sell. See “—Segment Results—Performance Foodservice” below for additional discussion.

Operating Expenses

Operating expenses increased $52.6 million, or 11.3%, for the second quarter of fiscal 2018 compared to the second quarter of fiscal 2017 and increased $77.1 million, or 8.2%, for the first six months of fiscal 2018 compared to the first six months of fiscal 2017. The increase in operating expenses was primarily driven by the increase in case volume and the resulting impact on variable operational and selling expenses, as well as cost of living and other increases in compensation and benefits. Operating expenses also increased in the second quarter of fiscal 2018 due to a $7.2 million increase in stock-based compensation as a result of the accelerated vesting of performance-based awards under the 2007 Option Plan and non-recurring development costs related to certain productivity initiatives the Company no longer plans to pursue. For the first six months of fiscal 2018, operating expenses also increased as a result of increases in stock-based compensation expense of $6.4 million and fuel expense of $5.6 million, partially offset by a decrease of $2.0 million in professional, legal and consulting fees.

Depreciation and amortization of intangible assets increased from $30.4 million in the second quarter of fiscal 2017 to $32.3 million in the second quarter of fiscal 2018. Depreciation and amortization of intangible assets increased from $59.9 million for the first six months of fiscal 2017 to $63.7 million for the first six months of fiscal 2018. Depreciation of fixed assets increased as a result of larger capital outlays to support our growth, as well as recent acquisitions. This increase was partially offset by decreases in amortization of intangible assets, since certain intangibles are now fully amortized compared to the prior year.

Net Income

Net income increased $55.1 million, or 240.6%, for the second quarter of fiscal 2018 compared to the second quarter of fiscal 2017 as a result of the $59.2 million decrease in income tax expense, partially offset by the $2.2 million decrease in operating profit, a $1.5 million increase in interest expense, and a $0.4 million decrease in other income.

The decrease in operating profit was a result of the increase in operating expenses discussed above. The increase in interest expense was primarily the result of higher average borrowings and an increase in the average interest rate during the second quarter of fiscal 2018 compared to the second quarter of fiscal 2017. The $0.4 million decrease in other income related primarily to derivative activity.

The decrease in income tax expense was primarily a result of the impact of the Tax Cuts and Jobs Act (the “Act”) and the excess tax benefit associated with the vesting of stock-based compensation awards. Our effective tax rate in the second quarter of fiscal 2018 was -128.3% compared to 40.1% in the second quarter of fiscal 2017.

The Act was signed into law on December 22, 2017. Among its numerous changes to the U.S. Internal Revenue Code, the Act reduces the U.S. federal corporate rate from 35% to 21%, which will result in a blended U.S. Federal statutory rate of approximately 28% for the Company. As a result of the Act, the Company revalued its net deferred tax liability, resulting in a decrease to the net deferred tax liability of $37.4 million with a corresponding net benefit to income tax expense of $37.4 million for the three and six months ended December 30, 2017. The Company estimates that its effective tax rate for fiscal 2018 will be approximately 33%.

Additionally, in the second quarter of fiscal 2018, performance vesting criteria for certain stock-based compensation awards was met resulting in an excess tax benefit of $15.4 million for the three and six months ended December 30, 2017.

Net income increased $65.5 million, or 186.6%, for the first six months of fiscal 2018 compared to the first six months of fiscal 2017 as a result of the $52.9 million decrease in income tax expense and the $16.7 million increase in operating profit partially offset by a $3.2 million increase in interest expense and a $0.9 decrease in other income.

The increase in operating profit was a result of the increase in gross profit discussed above. The increase in interest expense was primarily the result of higher average borrowings and an increase in the average interest rate during the first six months of fiscal 2018 compared to the first six months of fiscal 2017. The $0.9 million decrease in other income related primarily to derivative activity.

The decrease in income tax expense was primarily a result of the impact of the Act and the excess tax benefit associated with the vesting of stock-based compensation awards. Our effective tax rate in the first six months of fiscal 2018 was -43.1% compared to 39.2% in the first six months of fiscal 2017.

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

In the first quarter of fiscal 2018, the Company reorganized its information technology department, and expenses associated with business application teams are now included in the segments results. The EBITDA for Performance Foodservice, Vistar and Corporate & All Other for the three and six months ended December 31, 2016 has been adjusted to reflect this change.

The following tables set forth net sales and EBITDA by segment for the periods indicated (dollars in millions):

Net Sales

	Three Months Ended
	December 30, 2017	December 31, 2016	Change	%
Performance Foodservice	$2,535.3	$2,358.2	$177.1	7.5
PFG Customized	888.2	933.5	(45.3)	(4.9)
Vistar	838.9	737.9	101.0	13.7
Corporate & All Other	110.6	77.9	32.7	42.0
Intersegment Eliminations	(61.9)	(55.7)	(6.2)	(11.1)

Total net sales	$4,311.1	$4,051.8	$259.3	6.4

	Six Months Ended
	December 30, 2017	December 31, 2016	Change	%
Performance Foodservice	$5,162.4	$4,794.6	$367.8	7.7
PFG Customized	1,784.3	1,800.8	(16.5)	(0.9)
Vistar	1,635.7	1,479.4	156.3	10.6
Corporate & All Other	218.7	136.8	81.9	59.9
Intersegment Eliminations	(125.1)	(113.7)	(11.4)	(10.0)

Total net sales	$8,676.0	$8,097.9	$578.1	7.1

EBITDA

	Three Months Ended
	December 30, 2017	December 31, 2016	Change	%
Performance Foodservice	$83.0	$75.5	$7.5	9.9
PFG Customized	5.9	6.7	(0.8)	(11.9)
Vistar	34.0	33.0	1.0	3.0
Corporate & All Other	(41.4)	(33.0)	(8.4)	(25.5)

Total EBITDA	$81.5	$82.2	$(0.7)	(0.9)

	Six Months Ended
	December 30, 2017	December 31, 2016	Change	%
Performance Foodservice	$161.8	$148.1	$13.7	9.3
PFG Customized	11.1	10.6	0.5	4.7
Vistar	59.8	54.8	5.0	9.1
Corporate & All Other	(69.0)	(69.4)	0.4	0.6

Total EBITDA	$163.7	$144.1	$19.6	13.6

Segment Results—Performance Foodservice

Three and six months ended December 30, 2017 compared to three and six months ended December 31, 2016

Net Sales

Net sales for Performance Foodservice increased $177.1 million, or 7.5%, from the second quarter of fiscal 2017 to the second quarter of fiscal 2018 and increased $367.8 million, or 7.7%, from the first six months of fiscal 2017 to the first six months of fiscal 2018. These increases in net sales were attributable to growth in cases sold. Case growth was driven by securing new independent customers and further penetrating existing customers. Securing new and expanded business with independent customers resulted in independent sales growth of approximately 10.4% in the second quarter and the first six months of fiscal 2018 compared to the prior year periods. For the quarter, independent sales as a percentage of total segment sales were 44.5%.

EBITDA

EBITDA for Performance Foodservice increased $7.5 million, or 9.9%, from the second quarter of fiscal 2017 to the second quarter of fiscal 2018 and increased $13.7 million, or 9.3%, from the first six months of fiscal 2017 to the first six months of fiscal 2018. These increases were the result of an increase in gross profit, partially offset by an increase in operating expenses excluding depreciation and amortization. Gross profit increased by 7.6% in the second quarter of fiscal 2018 and 7.0% in the first six months of fiscal 2018, compared to the prior year periods, as a result of an increase in cases sold, as well as an increase in the gross profit per case. The increase in gross profit per case was driven by a favorable shift in the mix of cases sold toward independent customers and Performance Brands, as well as by an increase in procurement gains. Independent business has higher gross margins than Chain customers within this segment.

Operating expenses excluding depreciation and amortization for Performance Foodservice increased by $19.4 million, or 7.0%, from the second quarter of fiscal 2017 to the second quarter of fiscal 2018 and increased by $36.4 million, or 6.5%, from the first six months of fiscal 2017 to the first six months of fiscal 2018. Operating expenses increased as a result of an increase in case volume and the resulting impact on variable operational and selling expenses, as well as cost of living and other increases in compensation and benefits. Operating expenses also increased as a result of increases in fuel expense of $2.1 million and $3.4 million for the second quarter and first six months of fiscal 2018, respectively. Additionally, insurance expense increased $0.9 million and $2.5 million in the second quarter of fiscal 2018 and the first six months of fiscal 2018, respectively, as compared to the prior year periods.

Depreciation and amortization of intangible assets recorded in this segment increased from $14.0 million in the second quarter of fiscal 2017 to $14.6 million in the second quarter of fiscal 2018 and increased from $27.1 million in the first six months of fiscal 2017 to $28.4 million in the first six months of fiscal 2018. These increases were the result of recent warehouse expansion and computer software projects being placed into service, partially offset by a decrease in amortization of intangible assets since certain intangibles are now fully amortized.

Segment Results—PFG Customized

Three and six months ended December 30, 2017 compared to three and six months ended December 31, 2016

Net Sales

Net sales for PFG Customized decreased $45.3 million, or 4.9%, from the second quarter of fiscal 2017 to the second quarter of fiscal 2018 and decreased $16.5 million, or 0.9%, from the first six months of fiscal 2017 to the first six months of fiscal 2018. Excluding the impact of the Georgia facility that was closed in the fourth quarter of fiscal 2017, net sales would have increased $14.0 million in the second quarter of fiscal 2018 and would have increased $102.6 million in the first six months of fiscal 2018 compared to the prior year periods. These increases were the result of a favorable shift in customer mix.

EBITDA

EBITDA for PFG Customized decreased $0.8 million, or 11.9%, from the second quarter of fiscal 2017 to the second quarter of fiscal 2018. This decrease was primarily attributable to an increase in operating expenses, excluding depreciation and amortization, partially offset by an increase in gross profit. Gross profit for PFG Customized increased primarily as a result of a favorable shift in customer mix. EBITDA for this segment increased $0.5 million, or 4.7%, from the first six months of fiscal 2017 to the first six months of fiscal 2018 as a result of a favorable shift in customer mix and an increase in case volume.

Operating expenses, excluding depreciation and amortization, decreased by $0.2 million, or 0.3%, in the second quarter of fiscal 2018 and decreased $1.2 million, or 1.2%, in the first six months of fiscal 2018, compared to the prior year periods. These decreases in operating expenses were primarily a result of the closed Georgia facility, partially offset by increases in personnel expenses and fuel expense.

Depreciation and amortization of intangible assets recorded in this segment increased from $3.6 million in the second quarter of fiscal 2017 to $3.7 million in the second quarter of fiscal 2018 and decreased from $8.8 million in the first six months of fiscal 2017 to $7.3 million in the first six months of fiscal 2018. The $1.5 million decrease in the first six months of fiscal 2018 is primarily a result of the absence of accelerated amortization of customer relationship intangible assets that was recorded in fiscal 2017.

Segment Results—Vistar

Three and six months ended December 30, 2017 compared to three and six months ended December 31, 2016

Net Sales

Net sales for Vistar increased $101.0 million, or 13.7%, from the second quarter of fiscal 2017 to the second quarter of fiscal 2018 and increased $156.3 million, or 10.6%, from the first six months of fiscal 2017 to the first six months of fiscal 2018. These increases were driven by case sales growth in the segment’s theater, hospitality, retail, and vending channels.

EBITDA

EBITDA for Vistar increased $1.0 million, or 3.0%, from the second quarter of fiscal 2017 to the second quarter of fiscal 2018 and increased $5.0 million, or 9.1%, from the first six months of fiscal 2017 to the first six months of fiscal 2018. Gross profit dollar growth of $19.4 million, or 19.3%, for the second quarter of fiscal 2018 and $32.6 million, or 16.8%, for the first six months of fiscal 2018 compared to the prior year periods, was driven by an increase in the number of cases sold, as well as a favorable change in sales mix.

Operating expenses, excluding depreciation and amortization, increased $19.1million, or 28.6%, for the second quarter of fiscal 2018 and $28.3 million, or 20.5%, for the first six months of fiscal 2018 compared to the prior year periods. Operating expenses increased primarily as a result of an increase in case volume and the resulting impact on variable operational and selling expenses, as well as cost of living and other increases in compensation and benefits. Operating expenses also increased a result of recent acquisitions and due to an increase in fuel expense.

Depreciation and amortization of intangible assets recorded in this segment increased from $6.6 million in the second quarter of fiscal 2017 to $6.9 million in the second quarter of fiscal 2018 and increased from $11.8 million in the first six months of fiscal 2017 to $13.2 million in the first six months of fiscal 2018. Amortization of intangible assets increased as a result of prior year acquisitions. Depreciation of fixed assets increased as a result of an increase in transportation equipment obtained under capital leases.

Segment Results—Corporate & All Other

Three and six months ended December 30, 2017 compared to three and six months ended December 31, 2016

Net Sales

Net sales for Corporate & All Other increased $32.7 million from the second quarter of fiscal 2017 to the second quarter of fiscal 2018 and increased $81.9 million from the first six months of fiscal 2017 to the first six months of fiscal 2018. The increase was primarily attributable to recent acquisitions and an increase in logistics services provided to our other segments.

EBITDA

EBITDA for Corporate & All Other was a negative $41.4 million for the second quarter of fiscal 2018 compared to a negative $33.0 million for the second quarter of fiscal 2017. The decrease in EBITDA in the second quarter of fiscal 2018 was driven by a $7.2 million increase in stock-based compensation as a result of the accelerated vesting of performance-based awards under the 2007 Option Plan. EBITDA in the second quarter of fiscal 2018 also included non-recurring development costs related to certain productivity initiatives the Company no longer plans to pursue.

EBITDA for Corporate & All Other was a negative $69.0 million for the first six months of fiscal 2018 compared to a negative $69.4 million for the first six months of fiscal 2017. The increase in EBITDA was primarily driven by contributions from recent acquisitions and decreases in professional, legal and consulting fees of $2.5 million and insurance expense of $2.3 million, partially offset by an increase in stock-based compensation expense of $6.4 million.

Depreciation and amortization of intangible assets recorded in this segment increased from $6.2 million in the second quarter of fiscal 2017 to $7.1 million in the second quarter of fiscal 2018 and increased from $12.2 million in the first six months of fiscal 2017 to $14.8 million in the first six months of fiscal 2018. The increase was primarily a result of recent acquisitions.

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

At December 30, 2017, our cash balance totaled $23.0 million, including restricted cash of $12.9 million, as compared to a cash balance totaling $21.0 million, including restricted cash of $12.9 million, at July 1, 2017. This increase in cash during the first six months of fiscal 2018 was attributable to net cash provided by financing activities of $70.8 million and net cash provided by operating activities of $32.6 million, partially offset by net cash used in investing activities of $101.4 million. We borrow under our ABL Facility or pay it down regularly based on our cash flows from operating and investing activities. Our practice is to minimize interest expense while maintaining reasonable liquidity.

As market conditions warrant, we and our stockholders may from time to time, depending upon market conditions, seek to repurchase our securities or loans in privately negotiated or open market transactions, by tender offer or otherwise. Any such repurchases may be funded by incurring new debt, including additional borrowings under our ABL Facility. In addition, depending on conditions in the credit and capital markets and other factors, we will, from time to time, consider other financing transactions, the proceeds of which could be used to refinance our indebtedness, make investments or acquisitions or for other purposes. Any new debt may be secured debt.

Operating Activities

Six months ended December 30, 2017 compared to Six months ended December 31, 2016

During the first six months of fiscal 2018, our operating activities provided cash flow of $32.6 million, while during the first six months of fiscal 2017 our operating activities used cash flow of $25.5 million. The increase in cash flows provided by operating activities in the first six months of fiscal 2018 compared to the first six months of fiscal 2017 was largely driven by higher operating income and improved working capital management.

Investing Activities

Cash used in investing activities totaled $101.4 million in the first six months of fiscal 2018 compared to $161.8 million in the first six months of fiscal 2017. These investments consisted primarily of payments for business acquisitions of $63.2 million for the first six months of fiscal 2018 and $82.1 million for the first six months of fiscal 2017 and capital purchases of property, plant, and equipment of $38.5 million and $79.9 million for the first six months of fiscal 2018 and the first six months of fiscal 2017, respectively. For the first six months of fiscal 2018, purchases of property, plant, and equipment primarily consisted of information technology and equipment, as well as the outlays for warehouse expansions and improvements. The following table presents the capital purchases of property, plant, and equipment by segment:

(Dollars in millions)	Six Months Ended
	December 30, 2017	December 31, 2016
Performance Foodservice	$20.5	$53.8
PFG Customized	6.3	4.9
Vistar	5.6	2.2
Corporate & All Other	6.1	19.0

Total capital purchases of property, plant and equipment	$38.5	$79.9

As of December 30, 2017, the Company had commitments of $7.0 million for capital projects related to warehouse expansion and improvements. The Company anticipates using borrowings from the ABL Facility to fulfill these commitments.

Financing Activities

During the first six months of fiscal 2018, our financing activities provided cash flow of $70.8 million, which consisted primarily of $116.4 million in net borrowings under our ABL facility, which was partially offset by cash paid for shares withheld to cover taxes of $27.8 million and other financing activities.

During the first six months of fiscal 2017, our financing activities provided cash flow of $188.1 million, which consisted primarily of $192.8 million in net borrowings under our ABL facility, which was partially offset by cash paid for shares withheld to cover taxes of $1.1 million and other financing activities.

The following describes our financing arrangements as of December 30, 2017:

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

The following table summarizes outstanding borrowings, availability, and the average interest rate under the ABL Facility:

(Dollars in millions)	As of December 30, 2017	As of July 1, 2017
Aggregate borrowings	$1,016.3	$899.9
Letters of credit	123.6	105.5
Excess availability, net of lenders’ reserves of $12.2 and $11.2	577.8	594.6
Average interest rate	2.98%	2.59%

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

The ABL Facility and the indenture governing the Notes contain customary restrictive covenants under which all of the net assets of PFGC and its subsidiaries were restricted from distribution to Performance Food Group Company, except for approximately $302.0 million of restricted payment capacity available under such debt agreements, as of December 30, 2017. Such minimum estimated restricted payment capacity is calculated based on the most restrictive of our debt agreements and may fluctuate from period to period, which fluctuations may be material. Our restricted payment capacity under other debt instruments to which the Company is subject may be materially higher than the foregoing estimate.

As of December 30, 2017, we were in compliance with all of the covenants under the ABL Facility and Notes.

Unsecured Subordinated Promissory Note. In connection with an acquisition, Performance Food Group, Inc. issued a $6.0 million interest only, unsecured subordinated promissory note on December 21, 2012, bearing an interest rate of 3.5%. The $6.0 million promissory note was paid off in December 2017.

Contractual Obligations

Refer to the “Contractual Cash Obligations” section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the fiscal year ended July 1, 2017 for details on our contractual obligations and commitments to make specified contractual future cash payments as of July 1, 2017. Other than in connection with the Amendment described above, there have been no material changes to our specified contractual obligations through December 30, 2017.

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

Total assets for Performance Foodservice increased $150.5 million from $2,011.8 million as of December 31, 2016 to $2,162.3 million as of December 30, 2017. During this time period, this segment increased its accounts receivable, inventory, property, plant, and equipment, intangible assets and goodwill, of which $96.8 million was a result of acquisitions. Total assets for Performance Foodservice increased $1.1 million from $2,161.2 million as of July 1, 2017 to $2,162.3 million as of December 30, 2017. During this time period, this segment increased its inventory and property, plant, and equipment, which was partially offset by a decrease in accounts receivable and intangible assets.

Total assets for PFG Customized decreased $19.7 million from $665.6 million at December 31, 2016 to $645.9 million at December 30, 2017. Total assets for PFG Customized decreased $21.2 million from $667.1 million as of July 1, 2017 to $645.9 million as of September 30, 2017. During these time periods, this segment decreased its accounts receivable, inventory and intangible assets.

Total assets for Vistar increased $82.6 million from $671.4 million as of December 31, 2016 to $754.0 million as of December 30, 2017. Total assets for Vistar increased $99.5 million from $654.5 million as of July 1, 2017 to $754.0 million as of December 30, 2017. During these time periods, this segment increased its accounts receivable, inventory, goodwill and intangible assets, primarily due to acquisitions.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) under the Exchange Act), that occurred during the fiscal quarter ended December 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to various allegations, claims, and legal actions arising in the ordinary course of business.

While it is impossible to determine with certainty the ultimate outcome of any of these proceedings, lawsuits, and claims, management believes that adequate provisions have been made or insurance secured for all currently pending proceedings so that the ultimate outcomes will not have a material adverse effect on our financial position. During the three months ended December 30, 2017, there have been no material changes to legal proceedings from those discussed in the Company’s Form 10-K for the fiscal year ended July 1, 2017, except as it relates to the matter discussed below.

Wilder, et al. v. Roma Food Enterprises, Inc., et al. The court granted final approval of the settlement stipulation on November 6, 2017. We funded the $1.9 million settlement on January 10, 2018, thereby ending the litigation.

Item 1A.	Risk Factors

There have been no material changes to our principal risks that we believe are material to our business, results of operations, and financial condition from the risk factors previously disclosed in the Company’s Form 10-K for the fiscal year ended July 1, 2017 and Form 10-Q for the fiscal quarter ended September 30, 2017, which are accessible on the SEC’s website at www.sec.gov.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information relating to our purchases of the Company’s common stock during the second quarter of fiscal 2018.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2017 – October 28, 2017	—	—	—	—
October 29, 2017 – November 25, 2017	—	—	—	—
November 26, 2017 – December 30, 2017	829,386	$30.85	—	—
Total	829,386	$30.85	—	—

(1)	During the second quarter of fiscal 2018, the Company purchased 829,386 shares of the Company’s common stock in transactions unrelated to a publicly announced plan or program. These transactions consisted of acquisitions of shares of the Company’s common stock via share withholding for payroll tax obligations due from employees in connection with the delivery of shares of the Company’s common stock under our incentive plans.

Item 3:	Defaults Upon Senior Securities

None

Item 4:	Mine Safety Disclosures

Not applicable

Item 5:	Other Information

None

Item 6:	Exhibits

Exhibit No.	Description

10.1	Letter Agreement, dated December 14, 2017, between Performance Food Group Company and Thomas G. Ondrof.

10.2	Form of Deferred Stock Unit Agreement (Non-Employee Director) under the 2015 Omnibus Incentive Plan.

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

PERFORMANCE FOOD GROUP COMPANY (Registrant)

Dated: February 7, 2018	By:	/s/ Thomas G. Ondrof
	Name:	Thomas G. Ondrof
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)