Form 10-Q
period 2018-03-31
Performance Food Group Co
filed 2018-05-09
CIK 1618673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

104,247,423 shares of common stock were outstanding as of May 2, 2018.

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

There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. Such risks, uncertainties and other important factors that could cause actual results to differ include, among others, the risks, uncertainties and factors set forth under Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the fiscal year ended July 1, 2017 (the “Form 10-K”) and Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2017, as such risk factors may be updated from time to time in our periodic filings with the SEC, and are accessible on the SEC’s website at www.sec.gov, and also include the following:

•	competition in our industry is intense, and we may not be able to compete successfully;

•	we operate in a low margin industry, which could increase the volatility of our results of operations;

•	we may not realize anticipated benefits from our operating cost reduction and productivity improvement efforts;

•	our profitability is directly affected by cost inflation and deflation and other factors;

•	we do not have long-term contracts with certain of our customers;

•	group purchasing organizations may become more active in our industry and increase their efforts to add our customers as members of these organizations;

•	changes in eating habits of consumers;

•	extreme weather conditions;

•	our reliance on third-party suppliers;

•	labor relations and cost risks and availability of qualified labor;

•	volatility of fuel and other transportation costs;

•	inability to adjust cost structure where one or more of our competitors successfully implement lower costs;

•	we may be unable to increase our sales in the highest margin portion of our business;

•	changes in pricing practices of our suppliers;

•	risks relating to any future acquisitions;

•	environmental, health, and safety costs;

•	the risk that we fail to comply with requirements imposed by applicable law or government regulations;

•	our reliance on technology and risks associated with disruption or delay in implementation of new technology;

•	costs and risks associated with a potential cybersecurity incident or other technology disruption;

•	product liability claims relating to the products we distribute and other litigation;

•	negative media exposure and other events that damage our reputation;

•	anticipated multiemployer pension related liabilities and contributions to our multiemployer pension plan;

•	impact of uncollectibility of accounts receivable;

•	difficult economic conditions affecting consumer confidence;

•	departure of key members of senior management;

•	risks relating to federal, state, and local tax rules, including the impact of the Tax Cuts and Jobs Act and related interpretations and determinations by tax authorities;

•	the cost and adequacy of insurance coverage;

•	risks relating to our outstanding indebtedness; and

•	our ability to maintain an effective system of disclosure controls and internal control over financial reporting.

We caution you that the risks, uncertainties and other factors referenced above may not contain all of the risks, uncertainties and other factors that are important to you. In addition, we cannot assure you that we will realize the results, benefits or developments that we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our business in the way expected. We cannot assure you (i) we have correctly measured or identified all of the factors affecting our business or the extent of these factors’ likely impact, (ii) the available information with respect to these factors on which such analysis is based is complete or accurate, (iii) such analysis is correct, or (iv) our strategy, which is based in part on this analysis, will be successful. All forward-looking statements in this report apply only as of the date of this report or as of the date they were made and, except as required by applicable law, we undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

Unless this Form 10-Q indicates otherwise or the context otherwise requires, the terms “we,” “our,” “us,” “the Company,” or “PFG” as used in this Form 10-Q refer to Performance Food Group Company and its consolidated subsidiaries.

Part I – FINANCIAL INFORMATION

Item 1.	Financial Statements

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except per share data)	As of March 31, 2018	As of July 1, 2017
ASSETS
Current assets:
Cash	$7.5	$8.1
Accounts receivable, less allowances of $24.2 and $17.0	1,070.3	1,028.5
Inventories, net	1,054.4	1,013.3
Prepaid expenses and other current assets	51.4	35.0

Total current assets	2,183.6	2,084.9
Goodwill	740.4	718.6
Other intangible assets, net	202.5	201.1
Property, plant and equipment, net	744.3	740.7
Restricted cash	13.0	12.9
Other assets	48.7	45.9

Total assets	$3,932.5	$3,804.1

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Outstanding checks in excess of deposits	$193.3	$218.2
Trade accounts payable	1,022.5	907.1
Accrued expenses and other current liabilities	223.7	246.3
Long-term debt—current installments	—	5.8
Capital lease obligations—current installments	7.6	5.9

Total current liabilities	1,447.1	1,383.3
Long-term debt	1,199.1	1,241.9
Deferred income tax liability, net	66.3	103.0
Capital lease obligations, excluding current installments	47.2	44.0
Other long-term liabilities	111.4	106.4

Total liabilities	2,871.1	2,878.6

Commitments and contingencies (Note 9)
Shareholders’ equity:
Common Stock
Common Stock: $0.01 par value per share, 1.0 billion shares authorized, 102.8 million shares issued and outstanding as of March 31, 2018; 1.0 billion shares authorized, 100.8 million shares issued and outstanding as of July 1, 2017.	1.0	1.0
Additional paid-in capital	852.5	855.5
Accumulated other comprehensive income, net of tax expense of $3.1 and $1.5	7.0	2.4
Retained earnings	200.9	66.6

Total shareholders’ equity	1,061.4	925.5

Total liabilities and shareholders’ equity	$3,932.5	$3,804.1

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per share data)	Three months ended March 31, 2018	Three months ended April 1, 2017	Nine months ended March 31, 2018	Nine months ended April 1, 2017
Net sales	$4,349.2	$4,235.0	$13,025.2	$12,332.9
Cost of goods sold	3,790.5	3,713.6	11,344.2	10,783.0

Gross profit	558.7	521.4	1,681.0	1,549.9
Operating expenses	498.6	474.7	1,521.3	1,420.3

Operating profit	60.1	46.7	159.7	129.6

Other expense, net:
Interest expense	15.2	14.0	44.9	40.5
Other, net	0.1	(0.2)	(0.3)	(1.5)

Other expense, net	15.3	13.8	44.6	39.0

Income before taxes	44.8	32.9	115.1	90.6
Income tax expense (benefit)	11.1	12.1	(19.2)	34.7

Net income	$33.7	$20.8	$134.3	$55.9

Weighted-average common shares outstanding:
Basic	102.7	100.3	101.7	100.1
Diluted	104.5	102.8	104.5	102.8
Earnings per common share:
Basic	$0.33	$0.21	$1.32	$0.56
Diluted	$0.32	$0.20	$1.29	$0.54

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

($ in millions)	Three months ended March 31, 2018	Three months ended April 1, 2017	Nine months ended March 31, 2018	Nine months ended April 1, 2017
Net income	$33.7	$20.8	$134.3	$55.9
Other comprehensive income, net of tax:
Interest rate swaps:
Change in fair value, net of tax	2.8	0.5	4.6	6.5
Reclassification adjustment, net of tax	(0.2)	0.6	—	2.1

Other comprehensive income	2.6	1.1	4.6	8.6

Total comprehensive income	$36.3	$21.9	$138.9	$64.5

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In millions)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	(Accumulated Deficit) Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance as of July 2, 2016	99.9	$1.0	$836.8	$(5.8)	$(29.2)	$802.8
Issuance of common stock under stock-based compensation plans	0.4	—	0.9	—	—	0.9
Net income	—	—	—	—	55.9	55.9
Interest rate swaps	—	—	—	8.6	—	8.6
Stock-based compensation expense	—	—	12.1	—	—	12.1
Change in accounting principle (1)	—	—	0.9	—	(0.5)	0.4

Balance as of April 1, 2017	100.3	$1.0	$850.7	$2.8	$26.2	$880.7

Balance as of July 1, 2017	100.8	$1.0	$855.5	$2.4	$66.6	$925.5
Issuance of common stock under stock-based compensation plans	2.0	—	(21.0)	—	—	(21.0)
Net income	—	—	—	—	134.3	134.3
Interest rate swaps	—	—	—	4.6	—	4.6
Stock-based compensation expense	—	—	18.0	—	—	18.0

Balance as of March 31, 2018	102.8	$1.0	$852.5	$7.0	$200.9	$1,061.4

(1)	As of the beginning of fiscal 2017, the Company elected to early adopt the provisions of ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The Company has made a policy election to account for forfeitures as they occur and recorded a cumulative-effect adjustment to Accumulated Deficit as of the date of adoption.

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

($ in millions)	Nine months ended March 31, 2018	Nine months ended April 1, 2017 (1)
Cash flows from operating activities:
Net income	$134.3	$55.9
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	73.7	66.6
Amortization of intangible assets	22.1	26.0
Amortization of deferred financing costs	3.6	3.3
Provision for losses on accounts receivables	12.0	8.4
Stock-based compensation expense	18.0	12.1
Deferred income tax benefit	(38.4)	(3.4)
Change in fair value of derivative assets and liabilities	(0.1)	(1.7)
Other	8.2	(0.6)
Changes in operating assets and liabilities, net
Accounts receivable	(38.7)	(53.8)
Inventories	(24.2)	(57.7)
Prepaid expenses and other assets	(9.8)	14.3
Trade accounts payable	106.5	(3.3)
Outstanding checks in excess of deposits	(24.9)	54.1
Accrued expenses and other liabilities	(12.7)	(18.2)

Net cash provided by operating activities	229.6	102.0

Cash flows from investing activities:
Purchases of property, plant and equipment	(73.2)	(106.6)
Net cash paid for acquisitions	(70.9)	(144.9)
Proceeds from sale of property, plant and equipment	0.6	0.7

Net cash used in investing activities	(143.5)	(250.8)

Cash flows from financing activities:
Net (payments) borrowings under ABL Facility	(43.5)	151.0
Payment of Promissory Note	(6.0)	—
Cash paid for shares withheld to cover taxes	(28.0)	(1.2)
Cash paid for acquisitions	(8.4)	(1.3)
Other financing activities	(0.7)	(3.0)

Net cash (used in) provided by financing activities	(86.6)	145.5

Net decrease in cash and restricted cash	(0.5)	(3.3)
Cash and restricted cash, beginning of period	21.0	23.8

Cash and restricted cash, end of period	$20.5	$20.5

(1)	The consolidated statement of cash flows for the nine months ended April 1, 2017 has been adjusted to reflect the adoption of ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The consolidated statements of cash flows explain the change during the periods in the total of cash and restricted cash. Therefore, restricted cash activity is included with cash when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Refer to Note 3 for further discussion.

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

(In millions)	As of March 31, 2018	As of July 1, 2017
Cash	$7.5	$8.1
Restricted cash (2)	13.0	12.9

Total cash and restricted cash	$20.5	$21.0

(2)	Restricted cash represents the amounts required by insurers to collateralize a part of the deductibles for the Company’s workers’ compensation and liability claims.

Supplemental disclosures of non-cash transactions are as follows:

(In millions)	Nine months ended March 31, 2018	Nine months ended April 1, 2017
Purchases of property, plant and equipment, financed	$3.9	$—
Debt assumed through new capital lease obligations	10.0	22.8
Disposal of property, plant and equipment under sale-leaseback transaction	—	3.2

Supplemental disclosures of cash flow information are as follows:

(In millions)	Nine months ended March 31, 2018	Nine months ended April 1, 2017
Cash paid during the year for:
Interest	$37.3	$30.7
Income taxes, net of refunds	25.6	26.9

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

The consolidated financial statements have been prepared by the Company, without audit, with the exception of the July 1, 2017 consolidated balance sheet, which was derived from the audited consolidated financial statements included in the Form 10-K. The financial statements include consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive income, consolidated statements of shareholders’ equity, and consolidated statements of cash flows. In the opinion of management, all adjustments, which consist of normal recurring adjustments, except as otherwise disclosed, necessary to present fairly the financial position, results of operations, comprehensive income, shareholders’ equity, and cash flows for all periods presented have been made.

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. The most significant estimates used by management are related to the accounting for the allowance for doubtful accounts, reserve for inventories, impairment testing of goodwill and other intangible assets, acquisition accounting, reserves for claims and recoveries under insurance programs, vendor rebates and other promotional incentives, bonus accruals, depreciation, amortization, determination of useful lives of tangible and intangible assets, and income taxes. Actual results could differ materially from these estimates.

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

3.	Recently Issued Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. This ASU requires an entity to measure most inventory at the lower of cost and net realizable value. When evidence exists that the net realizable value of inventory is lower than its cost, the difference shall be recognized as a loss in earnings in the period in which it occurs. The ASU is effective for public companies prospectively for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company adopted this ASU as of the beginning of fiscal 2018 and concluded that it did not have a material impact on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU addresses the classification of certain specific cash flow issues including debt prepayment or extinguishment costs, settlement of certain debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of certain insurance claims, and distributions received from equity method investees. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. An entity that elects early adoption must adopt all of the amendments in the same period using the retrospective transition method. The Company elected to early adopt ASU 2016-15 as of the beginning of fiscal 2018. Based on our review of the ASU, the Company concluded that it has historically classified the specified cash receipts and cash payments in accordance with the clarified guidance. This ASU did not have a material impact on the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This ASU requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The ASU requires a retrospective transition method for each period presented. The Company elected to early adopt ASU 2016-18 as of the beginning of fiscal 2018. The statements of cash flows for the nine months ended March 31, 2018 and April 1, 2017 include restricted cash with cash when reconciling the beginning-of-period and end-of-period total amounts.

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

Topic 606 is effective for public entities for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Companies may either use a full retrospective or modified retrospective approach for adoption of Topic 606. The Company will adopt the guidance in fiscal 2019 and plans to implement the new standard using the modified retrospective approach. As of the end of the third quarter of fiscal 2018, the Company was nearing the completion of its assessment of the new standard and is completing its documentation of its conclusions and relevant controls. Based on our analysis, the timing of recognition of revenue will be substantially unchanged under the new standard. The amended guidance also requires additional quantitative and qualitative disclosures, which the Company believes will be significant to the consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The ASU is a comprehensive new lease accounting model that requires companies to recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. As part of the implementation of this new standard, the Company is in the process of reviewing current accounting policies and assessing the practical expedients allowed under this new guidance. The Company is currently evaluating the impact that the adoption of this ASU will have on its consolidated financial statements, as well as on its systems, processes, and controls to properly account for its leases. The Company is in the process of identifying the complete population of leases affected and determining and gathering all the necessary information required to calculate the lease liabilities and right-of-use assets. In addition the Company is in the process of implementing software to assist with future reporting. For public entities, the ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company will adopt the guidance in fiscal 2020. The Company believes adoption of this standard will have a significant impact on our consolidated financial statements. Information about our undiscounted future lease payments and the timing of those payments is in Note 12. Leases in our Form 10-K.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The pronouncement changes the impairment model for most financial assets and will require the use of an “expected loss” model for instruments measured at amortized cost. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. The Company plans to adopt the new standard in fiscal 2021. Companies are required to apply the standard using a modified retrospective approach, with a cumulative-effect adjustment recorded to beginning retained earnings on the effective date. The Company is in the process of evaluating the impact of this ASU on our future consolidated financial statements.

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

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This ASU expands hedge accounting for both financial and non-financial risk components to better align hedge accounting with a company’s risk management strategies, simplify the application of hedge accounting, and increase transparency as to the scope and results of hedging programs. It also amends the presentation and disclosure requirements and changes how companies assess effectiveness. The ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. The Company plans to adopt the new standard in fiscal 2019. For cash flow hedges existing at the adoption date, the standard requires adoption on a modified retrospective basis with a cumulative-effect adjustment to the Consolidated Balance Sheet as of the beginning of the year of adoption. The amendments to presentation guidance and disclosure requirements are required to be adopted prospectively. The Company is in the process of evaluating the impact of this ASU on its future financial statements and believes adoption of this standard will not have a material impact on its consolidated financial statements at the date of adoption.

In February 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The ASU amends ASC 220, “Income Statement—Reporting Comprehensive Income,” to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. In addition, under the ASU, an entity will be required to provide certain disclosures regarding stranded tax effects. The ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. The Company plans to adopt the new standard in the fourth quarter of fiscal 2018. Adoption of this ASU is not expected to have a material impact on the Company’s financial statements at the date of adoption.

4.	Business Combinations

During the first nine months of fiscal 2018, the Company paid cash of $72.6 million for two acquisitions and during the first nine months of fiscal 2017, the Company paid cash of $145.5 million for six acquisitions. These acquisitions did not materially affect the Company’s results of operations.

The following table summarizes the preliminary purchase price allocation for each major class of assets acquired and liabilities assumed for the fiscal 2018 acquisitions.

(In millions)	Fiscal 2018
Net working capital	$24.8
Goodwill	21.3
Other intangible assets	24.7
Property, plant and equipment	1.8

Total purchase price	$72.6

The goodwill is a result of expected synergies from combined operations of the acquisitions and the Company. The following table presents the changes in the carrying amount of goodwill:

(In millions)	Performance Foodservice	PFG Customized	Vistar	Corporate and Other	Total
Balance as of July 1, 2017	$428.2	$166.5	$64.9	$59.0	$718.6
Acquisitions - current year	—	—	21.3	—	21.3
Adjustments related to prior year acquisitions	0.2	—	—	0.3	0.5

Balance as of March 31, 2018	$428.4	$166.5	$86.2	$59.3	$740.4

The adjustments related to prior year acquisitions are the result of net working capital adjustments.

5.	Debt

The Company is a holding company and conducts its operations through its subsidiaries, which have incurred or guaranteed indebtedness as described below.

Debt consisted of the following:

(In millions)	As of March 31, 2018	As of July 1, 2017
ABL	$856.4	$899.9
5.500% Notes due 2024	350.0	350.0
Promissory Note	—	6.0
Less: Original issue discount and deferred financing costs	(7.3)	(8.2)

Long-term debt	1,199.1	1,247.7
Capital and finance lease obligations	54.8	49.9

Total debt	1,253.9	1,297.6
Less: current installments	(7.6)	(11.7)

Total debt, excluding current installments	$1,246.3	$1,285.9

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

The following table summarizes outstanding borrowings, availability, and the average interest rate under the ABL Facility:

(Dollars in millions)	As of March 31, 2018	As of July 1, 2017
Aggregate borrowings	$856.4	$899.9
Letters of credit	123.1	105.5
Excess availability, net of lenders’ reserves of $11.5 and $11.2	776.2	594.6
Average interest rate	3.31%	2.59%

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

The ABL Facility and the indenture governing the Notes contain customary restrictive covenants under which all of the net assets of PFGC and its subsidiaries are restricted from distribution to Performance Food Group Company, except for approximately $370.0 million of restricted payment capacity available under such debt agreements, as of March 31, 2018. Such minimum estimated restricted payment capacity is calculated based on the most restrictive of our debt agreements and may fluctuate from period to period, which fluctuations may be material. Our restricted payment capacity under other debt instruments to which the Company is subject may be materially higher than the foregoing estimate.

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

As of March 31, 2018, Performance Food Group, Inc. had eight interest rate swaps with a combined $650 million notional amount. The following table summarizes the outstanding Swap Agreements as of March 31, 2018 (in millions):

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

Hedges of Forecasted Diesel Fuel Purchases

From time to time, Performance Food Group, Inc. enters into costless collar arrangements to manage its exposure to variability in cash flows expected to be paid for its forecasted purchases of diesel fuel. As of March 31, 2018, Performance Food Group, Inc. was a party to three such arrangements, with an aggregate 6.0 million gallon original notional amount, of which an aggregate 3.75 million gallon notional was remaining. The remaining 3.75 million gallon forecasted purchases of diesel fuel are expected to be made between April 1, 2018 and December 31, 2018.

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

The carrying values of cash, accounts receivable, outstanding checks in excess of deposits, trade accounts payable, and accrued expenses approximate their fair values because of the relatively short maturities of those instruments. The derivative assets and liabilities are recorded at fair value on the balance sheet. The fair value of long-term debt, which has a carrying value of $1,199.1 million and $1,247.7 million, respectively, is $1,208.4 million and $1,258.3 million at March 31, 2018 and July 1, 2017, respectively, and is determined by reviewing current market pricing related to comparable debt issued at the time of the balance sheet date, and is considered a Level 2 measurement.

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

On December 22, 2017, H.R.1, known as the “Tax Cuts and Jobs Act,” (the “Act”) was signed into law. The Act makes broad and complex changes to the U.S. Internal Revenue Code including, but not limited to: reducing the U.S. federal corporate tax rate from 35% to 21%; creating a new limitation on deductible interest expense; repealing the domestic production activity deduction; providing for bonus depreciation that will allow for full expensing of certain qualified property; and limiting other deductions.

The Company’s net deferred tax liability of $103.0 million as of July 1, 2017 was determined using the federal corporate tax rate of 35% prior to the passage of the Act. The Act reduced the federal corporate tax rate to 21%, effective January 1, 2018. Consequently, we have recorded a $10.2 million decrease in deferred tax assets and a $48.7 million decrease in deferred tax liabilities with a corresponding net benefit to deferred income tax expense of $ 38.5 million for the nine months ended March 31, 2018. The Company recorded a $1.1 million decrease in deferred tax liabilities with a corresponding net benefit to deferred income tax expense of $1.1 million for the three months ended March 31, 2018.

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

The Company’s effective tax rate was 24.8% for the three months ended March 31, 2018 and 36.8% for the three months ended April 1, 2017. The Company’s effective tax rate was -16.7% for the nine months ended March 31, 2018 and 38.3 % for the nine months ended April 1, 2017. As a result in the reduction in the federal corporate income tax rate to 21% from 35% under the Act, the Company has a blended statutory rate of 28% for the three and nine months ended March 31, 2018.    For the three and nine months ended April 1, 2017, the statutory rate was 35%. Additionally, during the nine months ended March 31, 2018, performance vesting criteria for certain stock-based compensation awards was met resulting in a significant permanent tax deduction difference. The impact to the provision for stock-based compensation and the impact of the reduction in tax rate under the Act are summarized as follows:

(Dollars in millions)	Three Months Ended March 31, 2018		Nine Months Ended March 31, 2018
	Income Tax Expense	Effective Tax Rate	Income Tax Expense	Effective Tax Rate
Income tax expense (benefit), reported	$11.1	24.8%	$(19.2)	-16.7%
Revaluation of net deferred income tax liability	1.1	2.4%	38.5	33.4%
Stock-based compensation – performance vesting	—	—	15.4	13.4%

Income tax expense, excluding benefits	$12.2	27.2%	$34.7	30.1%

As of March 31, 2018 and July 1, 2017, the Company had net deferred tax assets of $32.9 million and $43.1 million, respectively, and deferred tax liabilities of $99.2 million and $146.1 million, respectively. For the three months ended March 31, 2018, the Company established a valuation allowance against deferred tax assets for certain net operating losses which are not likely to be realized due to limitations on utilization. Management believes that it is more likely than not that the remaining deferred tax assets will be realized.

The Company records a liability for Uncertain Tax Positions in accordance with FASB ASC 740-10-25, Income Taxes – General - Recognition. As of March 31, 2018 and July 1, 2017, the Company had approximately $1.3 million and $1.3 million of unrecognized tax benefits, respectively. It is reasonably possible that a decrease of approximately $0.1 million in the balance of unrecognized tax benefits may occur within the next twelve months because of statute of limitations expirations, that, if recognized, would affect the effective tax rate.

9.	Commitments and Contingencies

Purchase Obligations

The Company had outstanding contracts and purchase orders for capital projects and services totaling $21.8 million at March 31, 2018. Amounts due under these contracts were not included on the Company’s consolidated balance sheet as of March 31, 2018.

Guarantees

Subsidiaries of the Company have entered into numerous operating leases, including leases of buildings, equipment, tractors, and trailers. Certain of the leases for tractors, trailers, and other vehicles and equipment, provide for residual value guarantees to the lessors. Circumstances that would require the subsidiary to perform under the guarantees include either (1) default on the leases with the leased assets being sold for less than the specified residual values in the lease agreements, or (2) decisions not to purchase the assets at the end of the lease terms combined with the sale of the assets, with sales proceeds equaling less than the residual value of the leased assets specified in the lease agreements. Residual value guarantees under these operating lease agreements typically range between 7% and 20% of the value of the leased assets at inception of the lease. These leases have original terms ranging from 4 to 8 years and expiration dates ranging from 2018 to 2025. As of March 31, 2018, the undiscounted maximum amount of potential future payments for lease guarantees totaled approximately $28.4 million, which would be mitigated by the fair value of the leased assets at lease expiration. The assessment as to whether it is probable that subsidiaries of the Company will be required to make payments under the terms of the guarantees is based upon their actual and expected loss experience. Consistent with the requirements of FASB ASC 460-10-50, Guarantees-Overall-Disclosure, the Company has recorded $0.3 million of the potential future guarantee payments on its consolidated balance sheet as of March 31, 2018.

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

U.S. Equal Employment Opportunity Commission Lawsuit. In March 2009, the Baltimore Equal Employment Opportunity Commission (“EEOC”) Field Office served us with company-wide (excluding, however, our Vistar and Roma Foodservice operations) subpoenas relating to alleged violations of the Equal Pay Act and Title VII of the Civil Rights Act (“Title VII”), seeking certain information from January 1, 2004 to a specified date in the first fiscal quarter of 2009. In August 2009, the EEOC moved to enforce the subpoenas in federal court in Maryland, and we opposed the motion. In February 2010, the court ruled that the subpoena related to the Equal Pay Act investigation was enforceable company-wide but on a narrower scope of data than the original subpoena sought (the court ruled that the subpoena was applicable to the transportation, logistics, and warehouse functions of our broadline distribution centers only and not to our PFG Customized distribution centers). We cooperated with the EEOC on the production of information. In September 2011, the EEOC notified us that the EEOC was terminating the investigation into alleged violations of the Equal Pay Act. In determinations issued in September 2012 by the EEOC with respect to the charges on which the EEOC had based its company-wide investigation, the EEOC concluded that we engaged in a pattern of denying hiring and promotion to a class of female applicants and employees into certain positions within the transportation, logistics, and warehouse functions within our broadline division in violation of Title VII. In June 2013, the EEOC filed suit in federal court in Baltimore against us. The litigation concerns two issues: (1) whether we unlawfully engaged in an ongoing pattern and practice of failing to hire female applicants into operations positions; and (2) whether we unlawfully failed to promote one of the three individuals who filed charges with the EEOC because of her gender. The EEOC seeks the following relief in the lawsuit: (1) to permanently enjoin us from denying employment to female applicants because of their sex and denying promotions to female employees because of their sex; (2) a court order mandating that we institute and carry out policies, procedures, practices and programs which provide equal employment opportunities for females; (3) back pay with prejudgment interest and compensatory damages for a former female employee and an alleged class of aggrieved female applicants; (4) punitive damages; and (5) costs. The court bifurcated the litigation into two phases. In the first phase, the jury will decide whether we engaged in a gender-based pattern and practice of discrimination and the individual claims of one former employee. If the EEOC prevails on all counts in the first phase, no monetary relief would be awarded, except possibly for the single individual’s claims, which would be immaterial. The remaining individual claims would then be tried in the second phase. At this stage in the proceedings, the Company cannot estimate either the number of individual trials that could occur in the second phase of the litigation or the value of those claims. For these reasons, we are unable to estimate any potential loss or range of loss in the event of an adverse finding in the first and second phases of the litigation. We intend to vigorously defend ourselves.

Tax Liabilities

The Company is subject to customary audits by authorities in the jurisdictions where it conducts business in the United States, which may result in assessments of additional taxes.

10.	Related-Party Transactions

Transaction and Advisory Fee Agreement

The Company was a party to an advisory fee agreement pursuant to which affiliates of The Blackstone Group L.P. and Wellspring provided management certain strategic and structuring advice and certain monitoring, advising, and consulting services to the Company. The advisory fee agreement provided for the payment by the Company of an annual advisory fee and the reimbursement of out of pocket expenses. In fiscal 2018 the Company paid a total of $3.0 million related to this agreement. The payments made under this agreement totaled $5.6 million during the nine months ended April 1, 2017.

Under its terms, this agreement terminated on October 6, 2017.

Other

The Company participates in and has an equity method investment in a purchasing alliance that was formed to obtain better pricing, to expand product options, to reduce internal costs, and to achieve greater inventory turnover. The Company’s investment in the purchasing alliance was $4.6 million as of March 31, 2018 and as of July 1, 2017. During the three-month periods ended March 31, 2018 and April 1, 2017, the Company recorded purchases of $202.7 million and $193.8 million, respectively, through the purchasing alliance. During the nine-month periods ended March 31, 2018 and April 1, 2017, the Company recorded purchases of $593.0 million and $580.8 million, respectively, through the purchasing alliance.

11.	Earnings Per Share

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is calculated using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. In computing diluted EPS, the average closing stock price for the period is used in determining the number of shares assumed to be purchased with the proceeds from the exercise of stock options under the treasury stock method. Potential common shares of 0.7 million and 0.7 million for the three and nine months ended March 31, 2018, respectively, were not included in computing diluted earnings per share because the effect would have been antidilutive. Potential common shares of 0.8 million and 1.1 million for the three and nine months ended April 1, 2017, respectively, were not included in computing diluted earnings per share because the effect would have been antidilutive.

A reconciliation of the numerators and denominators for the basic and diluted EPS computations is as follows:

(In millions, except per share amounts)	Three months ended March 31, 2018	Three months ended April 1, 2017	Nine months ended March 31, 2018	Nine months ended April 1, 2017
Numerator:
Net income	$33.7	$20.8	$134.3	$55.9

Denominator:
Weighted-average common shares outstanding	102.7	100.3	101.7	100.1
Dilutive effect of share-based awards	1.8	2.5	2.8	2.7

Weighted-average dilutive shares outstanding	104.5	102.8	104.5	102.8

Basic earnings per share	$0.33	$0.21	$1.32	$0.56

Diluted earnings per share	$0.32	$0.20	$1.29	$0.54

12.	Segment Information

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

In the first quarter of fiscal 2018, the Company reorganized its information technology department, and expenses associated with business application teams are now included in the segments results. The EBITDA for PFS, Vistar and Corporate & All Other for the three and nine months ended April 1, 2017 has been adjusted to reflect this change.

(In millions)	PFS	PFG Customized	Vistar	Corporate & All Other	Eliminations	Consolidated
For the three months ended March 31, 2018
Net external sales	$2,519.4	$960.2	$819.5	$50.1	$—	$4,349.2
Inter-segment sales	2.8	0.1	0.7	61.9	(65.5)	—

Total sales	2,522.2	960.3	820.2	112.0	(65.5)	4,349.2
EBITDA	69.7	10.2	32.5	(20.3)	—	92.1
Depreciation and amortization	14.9	3.7	6.6	6.9	—	32.1
Capital expenditures	20.0	4.8	5.9	4.0	—	34.7
For the three months ended April 1, 2017
Net external sales	$2,405.6	$1,036.2	$749.8	$43.4	$—	$4,235.0
Inter-segment sales	2.6	0.1	0.7	56.0	(59.4)	—

Total sales	2,408.2	1,036.3	750.5	99.4	(59.4)	4,235.0
EBITDA	66.7	10.3	28.5	(25.9)	—	79.6
Depreciation and amortization	15.0	3.6	6.7	7.4	—	32.7
Capital expenditures	18.5	2.4	1.8	4.0	—	26.7

(In millions)	PFS	PFG Customized	Vistar	Corporate & All Other	Eliminations	Consolidated
For the nine months ended March 31, 2018
Net external sales	$7,676.7	$2,744.3	$2,454.0	$150.2	$—	$13,025.2
Inter-segment sales	7.9	0.3	1.9	180.5	(190.6)	—

Total sales	7,684.6	2,744.6	2,455.9	330.7	(190.6)	13,025.2
EBITDA	231.5	21.3	92.3	(89.3)	—	255.8
Depreciation and amortization	43.3	11.0	19.8	21.7	—	95.8
Capital expenditures	40.5	11.1	11.5	10.1	—	73.2
For the nine months ended April 1, 2017
Net external sales	$7,197.1	$2,836.3	$2,228.0	$71.5	$—	$12,332.9
Inter-segment sales	5.7	0.8	1.9	164.7	(173.1)	—

Total sales	7,202.8	2,837.1	2,229.9	236.2	(173.1)	12,332.9
EBITDA	214.8	20.9	83.3	(95.3)	—	223.7
Depreciation and amortization	42.1	12.4	18.5	19.6	—	92.6
Capital expenditures	72.3	7.3	4.0	23.0	—	106.6

Total assets by reportable segment, excluding intercompany receivables between segments, are as follows:

(In millions)	As of March 31, 2018	As of July 1, 2017
PFS	$2,230.9	$2,161.2
PFG Customized	660.0	667.1
Vistar	731.6	654.5
Corporate & All Other	310.0	321.3

Total assets	$3,932.5	$3,804.1

13.	Stock-based Compensation

Performance Food Group Company provides compensation benefits to employees and non-employee directors under several share based payment arrangements. The Performance Food Group Company 2007 Management Option Plan (the “2007 Option Plan”) allowed for the granting of awards to employees, officers, directors, consultants, and advisors of the Company or its affiliates. The terms and conditions of awards granted under the 2007 Option Plan were determined by the Board of Directors.

The Tranche II and Tranche III options and restricted stock granted under the 2007 Option Plan are subject to both time and performance vesting, including performance criteria based on the internal rate of return and sponsor cash inflows as outlined in the 2007 Option Plan.

On December 7, 2017, Wellspring sold all of their remaining interest in shares of the Company’s common stock and the Company determined that the performance criteria for the Tranche II and III awards had been met, resulting in the vesting of 2.1 million shares of restricted stock and 1.4 million options. In the second quarter of fiscal 2018, the Company recognized approximately $6.3 million of accelerated compensation expense in connection with the vesting of the Tranche II and III awards. Based on the performance achieved, total compensation expense for the Tranche II and III awards was $24.9 million. The excess tax benefit recognized in the consolidated statement of operations for the nine months ended March 31, 2018 was $15.4 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with the unaudited consolidated financial statements and notes thereto included elsewhere in this quarterly report on Form 10-Q and the audited consolidated financial statements and the notes thereto included in the Form 10-K. In addition to historical consolidated financial information, this discussion contains forward-looking statements that reflect our plans, estimates, and beliefs and involve numerous risks and uncertainties, including but not limited to those described in the “Item 1A. Risk Factors” section of the Form 10-K and in the “Part II. Item 1A. Risk Factors” section of our quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2017. Actual results may differ materially from those contained in any forward-looking statements. You should carefully read “Special Note Regarding Forward-Looking Statements” in this Form 10-Q.

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

Recent Trends and Initiatives

Our case volume has grown in each quarter over the comparable prior fiscal year quarter, starting in the third quarter of fiscal 2010 and continuing through the most recent quarter. We believe that we have gained industry share given that we have grown our sales more rapidly than the industry growth rate forecasted by Technomic, a research and consulting firm serving the food and food related industry. Our Net income increased 62.0% from the third quarter of fiscal 2017 to the third quarter of fiscal 2018 and increased 140.3% from the first nine months of fiscal 2017 to the first nine months of fiscal 2018. Adjusted EBITDA increased 6.7% from the third quarter of fiscal 2017 to the third quarter of fiscal 2018 and increased 12.4% from the first nine months of fiscal 2017 to the first nine months of fiscal 2018, driven primarily by case growth and improved profit per case. Although the Company experienced unfavorable weather in the third quarter of fiscal 2018, case volume grew 0.8% in the third quarter of fiscal 2018 and 2.8% in the first nine months of fiscal 2018 compared to the prior year periods. Gross margin dollars rose 7.2% and 8.5% in the third quarter of fiscal 2018 and the first nine months of fiscal 2018, respectively, versus the prior year periods primarily as a result of shifting our channel mix toward higher gross margin customers and shifting our product mix toward sales of Performance Brands. Our operating expenses, compared to the third quarter and first nine months of fiscal 2017, increased 5.0% and 7.1%, respectively, as a result of increases in variable operational and selling expenses associated with the increase in case volume.

Key Factors Affecting Our Business

We believe that our performance is principally affected by the following key factors:

•	Changing demographic and macroeconomic trends. The share of consumer spending captured by the food-away-from-home industry increased steadily for several decades and paused during the recession that began in 2008. Following the recession, the share of consumer spending captured by the food-away-from-home industry has again increased as a result of increasing employment, rising disposable income, increases in the number of restaurants, and favorable demographic trends, such as smaller household sizes, an increasing number of dual income households, and an aging population base that spends more per capita at foodservice establishments. The foodservice distribution industry is also sensitive to national and regional economic conditions, such as changes in consumer spending, changes in consumer confidence, and changes in the prices of certain goods.

•	Food distribution market structure. The food distribution market consists of a wide spectrum of companies ranging from businesses selling a single category of product (e.g., produce) to large national and regional broadline distributors with many distribution centers and thousands of products across all categories. We believe our scale enables us to invest in our Performance Brands, to benefit from economies of scale in purchasing and procurement, and to drive supply chain efficiencies that enhance our customers’ satisfaction and profitability. We believe that the relative growth of larger foodservice distributors will continue to outpace that of smaller, independent players in our industry.

•	Our ability to successfully execute our segment strategies and implement our initiatives. Our performance will continue to depend on our ability to successfully execute our segment strategies and to implement our current and future initiatives. The key strategies include focusing on independent sales and Performance Brands, pursuing new customers for all three of our reportable segments, expansion of geographies, utilizing our infrastructure to gain further operating and purchasing efficiencies, and making strategic acquisitions.

How We Assess the Performance of Our Business

In assessing the performance of our business, we consider a variety of performance and financial measures. The key measures used by our management are discussed below. The percentages on the results presented below are calculated based on rounded numbers.

Net Sales

Net sales are equal to gross sales minus sales returns; sales incentives that we offer to our customers, such as rebates and discounts that are offsets to gross sales; and certain other adjustments. Our net sales are driven by changes in case volumes, product inflation that is reflected in the pricing of our products, and mix of products sold.

Gross Profit

Gross profit is equal to our net sales minus our cost of goods sold. Cost of goods sold primarily includes inventory costs (net of supplier consideration) and inbound freight. Cost of goods sold generally changes as we incur higher or lower costs from our suppliers and as our customer and product mix changes.

EBITDA and Adjusted EBITDA

Management measures operating performance based on our EBITDA, defined as net income before interest expense, interest income, income taxes, and depreciation and amortization. EBITDA is not defined under GAAP and is not a measure of operating income, operating performance, or liquidity presented in accordance with GAAP and is subject to important limitations. Our definition of EBITDA may not be the same as similarly titled measures used by other companies.

We believe that the presentation of EBITDA enhances an investor’s understanding of our performance. We use this measure to evaluate the performance of our segments and for business planning purposes. We present EBITDA in order to provide supplemental information that we consider relevant for the readers of our consolidated financial statements included elsewhere in this report, and such information is not meant to replace or supersede GAAP measures.

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

Results of Operations, EBITDA, and Adjusted EBITDA

The following table sets forth a summary of our results of operations, EBITDA, and Adjusted EBITDA for the periods indicated (in millions, except per share data):

	Three Months Ended
	March 31, 2018	April 1, 2017	Change	%
Net sales	$4,349.2	$4,235.0	$114.2	2.7
Cost of goods sold	3,790.5	3,713.6	76.9	2.1

Gross profit	558.7	521.4	37.3	7.2
Operating expenses	498.6	474.7	23.9	5.0

Operating profit	60.1	46.7	13.4	28.7
Other expense
Interest expense	15.2	14.0	1.2	8.6
Other, net	0.1	(0.2)	0.3	NM

Other expense, net	15.3	13.8	1.5	10.9
Income before income taxes	44.8	32.9	11.9	36.2
Income tax expense	11.1	12.1	(1.0)	(8.3)

Net income	$33.7	$20.8	$12.9	62.0

EBITDA	$92.1	$79.6	$12.5	15.7
Adjusted EBITDA	$95.6	$89.6	$6.0	6.7
Weighted-average common shares outstanding:
Basic	102.7	100.3	2.4	2.4
Diluted	104.5	102.8	1.7	1.7
Earnings per common share:
Basic	$0.33	$0.21	$0.12	57.1
Diluted	$0.32	$0.20	$0.12	60.0

	Nine Months Ended
	March 31, 2018	April 1, 2017	Change	%
Net sales	$13,025.2	$12,332.9	$692.3	5.6
Cost of goods sold	11,344.2	10,783.0	561.2	5.2

Gross profit	1,681.0	1,549.9	131.1	8.5
Operating expenses	1,521.3	1,420.3	101.0	7.1

Operating profit	159.7	129.6	30.1	23.2
Other expense
Interest expense	44.9	40.5	4.4	10.9
Other, net	(0.3)	(1.5)	1.2	80.0

Other expense, net	44.6	39.0	5.6	14.4
Income before income taxes	115.1	90.6	24.5	27.0
Income tax (benefit) expense	(19.2)	34.7	(53.9)	NM

Net income	$134.3	$55.9	$78.4	140.3

EBITDA	$255.8	$223.7	$32.1	14.3
Adjusted EBITDA	$291.3	$259.2	$32.1	12.4
Weighted-average common shares outstanding:
Basic	101.7	100.1	1.6	1.6
Diluted	104.5	102.8	1.7	1.7
Earnings per common share:
Basic	$1.32	$0.56	$0.76	135.7
Diluted	$1.29	$0.54	$0.75	138.9

We believe that the most directly comparable GAAP measure to EBITDA and Adjusted EBITDA is net income. The following table reconciles EBITDA and Adjusted EBITDA to net income for the periods presented:

	Three Months Ended		Nine Months Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
	(dollars in millions)		(dollars in millions)
Net income	$33.7	$20.8	$134.3	$55.9
Interest expense	15.2	14.0	44.9	40.5
Income tax expense (benefit)	11.1	12.1	(19.2)	34.7
Depreciation	24.6	23.3	73.7	66.6
Amortization of intangible assets	7.5	9.4	22.1	26.0

EBITDA	92.1	79.6	255.8	223.7
Non-cash items(1)	2.1	4.1	18.2	12.6
Acquisition, integration and reorganization charges(2)	0.6	3.3	4.7	9.5
Productivity initiatives(3)	0.5	2.2	10.3	9.0
Other adjustment items(4)	0.3	0.4	2.3	4.4

Adjusted EBITDA	$95.6	$89.6	$291.3	$259.2

(1)	Includes adjustments for non-cash charges arising from stock-based compensation, interest rate swap hedge ineffectiveness, and gain/loss on disposal of assets. Stock-based compensation cost was $3.5 million and $4.0 million in the third quarter of fiscal 2018 and fiscal 2017, respectively, and $18.0 million and $12.1 million in the first nine months of fiscal 2018 and fiscal 2017, respectively. In addition, this includes a decrease in the LIFO reserve of $1.6 million and $0.4 million for the three and nine months ended March 31, 2018, respectively, and an increase in the LIFO reserve of $0.3 million and $1.5 million for the three and nine months ended April 1, 2017.
(2)	Includes professional fees and other costs related to completed and abandoned acquisitions, costs of integrating certain of our facilities, facility closing costs, and advisory fees.
(3)	Consists primarily of professional fees and related expenses associated with productivity initiatives.
(4)	Consists of amounts related to fuel collar derivatives, certain financing transactions, lease amendments, and franchise tax expense and other adjustments permitted by our credit agreement.

Consolidated Results of Operations

Three and nine months ended March 31, 2018 compared to three and nine months ended April 1, 2017

Net Sales

Net sales growth is a function of case growth, pricing (which is primarily based on product inflation/deflation), and a changing mix of customers, channels, and product categories sold. Net sales increased $114.2 million, or 2.7%, for the third quarter of fiscal 2018 compared to the third quarter of fiscal 2017 and increased $692.3 million, or 5.6%, for the first nine months of fiscal 2018 compared to the first nine months of fiscal 2017. The increase in net sales was primarily attributable to an increase in selling price per case as a result of inflation and mix. During the third quarter of fiscal 2018, we witnessed inflation in our egg, produce, and meat categories. The increase in net sales was also driven by sales growth in Vistar, particularly in the theater and retail channels, case growth in Performance Foodservice, particularly in the independent channel, and recent acquisitions. Case volume increased 0.8% and 2.8% in the third quarter and first nine months of fiscal 2018, respectively, compared to the prior year periods.

Gross Profit

Gross profit increased $37.3 million, or 7.2%, for the third quarter of fiscal 2018 compared to the third quarter of fiscal 2017 and increased $131.1 million, or 8.5%, for the first nine months of fiscal 2018 compared to the first nine months of fiscal 2017. The increase in gross profit was primarily the result of an increase in selling price per case, as well as growth in cases. Gross margin as a percentage of net sales was 12.8% for the third quarter of fiscal 2018 compared to 12.3% for the third quarter of fiscal 2017. Gross margin as a percentage of net sales was 12.9% for the first nine months of fiscal 2018 compared to 12.6% in the comparable prior year period. Within Performance Foodservice, case growth to independent customers positively affected gross profit per case. Independent customers typically receive more services from us, cost more to serve, and pay a higher gross profit per case than other customers. Also, in the third quarter and first nine months of fiscal 2018, Performance Foodservice grew our Performance Brand sales, which have higher gross profit per case compared to the other brands we sell. See “—Segment Results—Performance Foodservice” below for additional discussion.

Operating Expenses

Operating expenses increased $23.9 million, or 5.0%, for the third quarter of fiscal 2018 compared to the third quarter of fiscal 2017 and increased $101.0 million, or 7.1%, for the first nine months of fiscal 2018 compared to the first nine months of fiscal 2017. The increase in operating expenses was primarily driven by the increase in acquired case volume and the resulting impact on variable operational and selling expenses, as well as cost of living and other increases in compensation and benefits. Operating expenses also increased in the third quarter of fiscal 2018 due to a $3.7 million increase in fuel expense. For the first nine months of fiscal 2018, operating expenses also increased as a result of increases in fuel expense of $9.4 million and stock-based compensation expense of $5.9 million, partially offset by a $2.7 million decrease in insurance expense, a $2.1 million decrease in professional fees and a $1.2 million decrease in advisory fees.

Depreciation of fixed assets and amortization of intangible assets decreased from $32.7 million in the third quarter of fiscal 2017 to $32.1 million in the third quarter of fiscal 2018. Depreciation and amortization of intangible assets increased from $92.6 million for the first nine months of fiscal 2017 to $95.8 million for the first nine months of fiscal 2018. Depreciation of fixed assets increased as a result of larger capital outlays to support our growth, as well as recent acquisitions. This increase was partially offset by decreases in amortization of intangible assets, since certain intangibles are now fully amortized compared to the prior year.

Net Income

Net income increased $12.9 million, or 62.0%, for the third quarter of fiscal 2018 compared to the third quarter of fiscal 2017 as a result of the $13.4 million increase in operating profit and a $1.0 million decrease in income tax expense, partially offset by a $1.2 million increase in interest expense, and a $0.3 million decrease in other income.

The increase in operating profit was a result of the increase in gross profit discussed above. The increase in interest expense was primarily the result of an increase in the average interest rate during the third quarter of fiscal 2018 compared to the third quarter of fiscal 2017.

The decrease in income tax expense was primarily a result of the impact of the Tax Cuts and Jobs Act (the “Act”). Our effective tax rate in the third quarter of fiscal 2018 was 24.8% compared to 36.8% in the third quarter of fiscal 2017. The Act was signed into law on December 22, 2017. Among its numerous changes to the U.S. Internal Revenue Code, the Act reduces the U.S. federal corporate rate from 35% to 21%, which will result in a blended U.S. Federal statutory rate of approximately 28% for the Company. The Company recorded a $1.1 million decrease in deferred tax liabilities with a corresponding net benefit to deferred income tax expense of $1.1 million for the three months ended March 31, 2018.

Net income increased $78.4 million, or 140.3%, for the first nine months of fiscal 2018 compared to the first nine months of fiscal 2017 as a result of the $53.9 million decrease in income tax expense and the $30.1 million increase in operating profit, partially offset by a $4.4 million increase in interest expense and a $1.2 million decrease in other income.

The increase in operating profit was a result of the increase in gross profit discussed above. The increase in interest expense was primarily the result of higher average borrowings and an increase in the average interest rate during the first nine months of fiscal 2018 compared to the first nine months of fiscal 2017. The $1.2 million decrease in other income related primarily to derivative activity.

The decrease in income tax expense was primarily a result of the impact of the Act and the $15.4 million excess tax benefit associated with the vesting of stock-based compensation awards. Our effective tax rate in the first nine months of fiscal 2018 was -16.7% compared to 38.3% in the first nine months of fiscal 2017. As a result of the Act, the Company revalued its net deferred tax liability, resulting in a decrease to the net deferred tax liability of $38.5 million with a corresponding net benefit to income tax expense of $38.5 million for the nine months ended March 31, 2018. The Company estimates that its effective tax rate from operations and excluding discrete items for fiscal 2018 will be approximately 33%.

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

In the first quarter of fiscal 2018, the Company reorganized its information technology department, and expenses associated with business application teams are now included in the segments results. The EBITDA for Performance Foodservice, Vistar and Corporate & All Other for the three and nine months ended April 1, 2017 has been adjusted to reflect this change.

The following tables set forth net sales and EBITDA by segment for the periods indicated (dollars in millions):

Net Sales

	Three Months Ended
	March 31, 2018	April 1, 2017	Change	%
Performance Foodservice	$2,522.2	$2,408.2	$114.0	4.7
PFG Customized	960.3	1,036.3	(76.0)	(7.3)
Vistar	820.2	750.5	69.7	9.3
Corporate & All Other	112.0	99.4	12.6	12.7
Intersegment Eliminations	(65.5)	(59.4)	(6.1)	(10.3)

Total net sales	$4,349.2	$4,235.0	$114.2	2.7

	Nine Months Ended
	March 31, 2018	April 1, 2017	Change	%
Performance Foodservice	$7,684.6	$7,202.8	$481.8	6.7
PFG Customized	2,744.6	2,837.1	(92.5)	(3.3)
Vistar	2,455.9	2,229.9	226.0	10.1
Corporate & All Other	330.7	236.2	94.5	40.0
Intersegment Eliminations	(190.6)	(173.1)	(17.5)	(10.1)

Total net sales	$13,025.2	$12,332.9	$692.3	5.6

EBITDA

	Three Months Ended
	March 31, 2018	April 1, 2017	Change	%
Performance Foodservice	$69.7	$66.7	$3.0	4.5
PFG Customized	10.2	10.3	(0.1)	(1.0)
Vistar	32.5	28.5	4.0	14.0
Corporate & All Other	(20.3)	(25.9)	5.6	21.6

Total EBITDA	$92.1	$79.6	$12.5	15.7

	Nine Months Ended
	March 31, 2018	April 1, 2017	Change	%
Performance Foodservice	$231.5	$214.8	$16.7	7.8
PFG Customized	21.3	20.9	0.4	1.9
Vistar	92.3	83.3	9.0	10.8
Corporate & All Other	(89.3)	(95.3)	6.0	6.3

Total EBITDA	$255.8	$223.7	$32.1	14.3

Segment Results—Performance Foodservice

Three and nine months ended March 31, 2018 compared to three and nine months ended April 1, 2017

Net Sales

Net sales for Performance Foodservice increased $114.0 million, or 4.7%, from the third quarter of fiscal 2017 to the third quarter of fiscal 2018 and increased $481.8 million, or 6.7%, from the first nine months of fiscal 2017 to the first nine months of fiscal 2018. The increase in net sales was primarily attributable to an increase in selling price per case as a result of inflation. Although the Company experienced unfavorable weather in the third quarter of fiscal 2018, net sales also increased as a result of growth in cases sold. Case growth was driven by securing new independent customers and further penetrating existing customers. Securing new and expanded business with independent customers resulted in independent sales growth of approximately 7.2% in the third quarter and 9.3% in the first nine months of fiscal 2018 compared to the prior year periods. For the quarter, independent sales as a percentage of total segment sales were 44.1%.

EBITDA

EBITDA for Performance Foodservice increased $3.0 million, or 4.5%, from the third quarter of fiscal 2017 to the third quarter of fiscal 2018 and increased $16.7 million, or 7.8%, from the first nine months of fiscal 2017 to the first nine months of fiscal 2018. These increases were the result of an increase in gross profit, partially offset by an increase in operating expenses excluding depreciation and amortization. Gross profit increased by 6.2% in the third quarter of fiscal 2018 and 6.8% in the first nine months of fiscal 2018, compared to the prior year periods, as a result of an increase in cases sold, as well as an increase in the gross profit per case. The increase in gross profit per case was driven by a favorable shift in the mix of cases sold toward independent customers and Performance Brands, as well as by an increase in procurement gains. Independent business has higher gross margins than Chain customers within this segment.

Operating expenses excluding depreciation and amortization for Performance Foodservice increased by $18.7 million, or 6.6%, from the third quarter of fiscal 2017 to the third quarter of fiscal 2018 and increased by $55.1 million, or 6.5%, from the first nine months of fiscal 2017 to the first nine months of fiscal 2018. Operating expenses increased as a result of an increase in case volume and the resulting impact on variable operational and selling expenses, as well as cost of living and other increases in compensation and benefits. Operating expenses also increased as a result of increases in fuel expense of $2.5 million and $6.3 million for the third quarter and first nine months of fiscal 2018, respectively.

Depreciation of fixed assets and amortization of intangible assets recorded in this segment decreased from $15.0 million in the third quarter of fiscal 2017 to $14.9 million in the third quarter of fiscal 2018 and increased from $42.1 million in the first nine months of fiscal 2017 to $43.3 million in the first nine months of fiscal 2018. The increase in the first nine months of fiscal 2018 was the result of recent acquisitions, computer software, capital leases, and warehouse expansion, partially offset by a decrease in amortization of intangible assets since certain intangibles are now fully amortized.

Segment Results—PFG Customized

Three and nine months ended March 31, 2018 compared to three and nine months ended April 1, 2017

Net Sales

Net sales for PFG Customized decreased $76.0 million, or 7.3%, from the third quarter of fiscal 2017 to the third quarter of fiscal 2018 and decreased $92.5 million, or 3.3%, from the first nine months of fiscal 2017 to the first nine months of fiscal 2018. These decreases were primarily a result of the Georgia facility that was closed in the fourth quarter of fiscal 2017.

EBITDA

EBITDA for PFG Customized decreased $0.1 million, or 1.0%, from the third quarter of fiscal 2017 to the third quarter of fiscal 2018. Excluding the impact of the closed Georgia facility, an increase in gross profit was offset by an increase in operating expenses, excluding depreciation and amortization. Gross profit for PFG Customized increased primarily as a result of a favorable shift in customer mix. EBITDA for this segment increased $0.4 million, or 1.9%, from the first nine months of fiscal 2017 to the first nine months of fiscal 2018 as a result of a favorable shift in customer mix.

Operating expenses, excluding depreciation and amortization, decreased by $1.8 million, or 3.6% in the third quarter of fiscal 2018 and decreased $3.1 million, or 2.0%, in the first nine months of fiscal 2018, compared to the prior year periods. These decreases in operating expenses were primarily a result of the closed Georgia facility, partially offset by increases in personnel expenses and fuel expense.

Depreciation of fixed assets and amortization of intangible assets recorded in this segment increased from $3.6 million in the third quarter of fiscal 2017 to $3.7 million in the third quarter of fiscal 2018 and decreased from $12.4 million in the first nine months of fiscal 2017 to $11.0 million in the first nine months of fiscal 2018. The $1.4 million decrease in the first nine months of fiscal 2018 is primarily a result of lower amortization expense for customer relationship intangible assets.

Segment Results—Vistar

Three and nine months ended March 31, 2018 compared to three and nine months ended April 1, 2017

Net Sales

Net sales for Vistar increased $69.7 million, or 9.3%, from the third quarter of fiscal 2017 to the third quarter of fiscal 2018 and increased $226.0 million, or 10.1%, from the first nine months of fiscal 2017 to the first nine months of fiscal 2018. These increases were primarily driven by case sales growth in the segment’s theater and retail channels, as well as growth in the vending channel and recent acquisitions.

EBITDA

EBITDA for Vistar increased $4.0 million, or 14.0%, from the third quarter of fiscal 2017 to the third quarter of fiscal 2018 and increased $9.0 million, or 10.8%, from the first nine months of fiscal 2017 to the first nine months of fiscal 2018. Gross profit dollar growth of $16.3 million, or 16.9%, for the third quarter of fiscal 2018 and $48.9 million, or 16.9%, for the first nine months of fiscal 2018 compared to the prior year periods, was driven by an increase in the number of cases sold, as well as an increase in gross profit per case. The increase in gross profit per case was driven by a favorable shift in channel mix, as well as by an increase in procurement gains.

Operating expenses, excluding depreciation and amortization, increased $12.2 million, or 18.0%, for the third quarter of fiscal 2018 and $40.5 million, or 19.7%, for the first nine months of fiscal 2018 compared to the prior year periods. Operating expenses increased primarily as a result of an increase in case volume and the resulting impact on variable operational and selling expenses, as well as cost of living and other increases in compensation and benefits. Operating expenses also increased a result of recent acquisitions.

Depreciation of fixed assets and amortization of intangible assets recorded in this segment decreased from $6.7 million in the third quarter of fiscal 2017 to $6.6 million in the third quarter of fiscal 2018 and increased from $18.5 million in the first nine months of fiscal 2017 to $19.8 million in the first nine months of fiscal 2018. Amortization of intangible assets increased in the first nine months of fiscal 2018 as a result of recent acquisitions.

Segment Results—Corporate & All Other

Three and nine months ended March 31, 2018 compared to three and nine months ended April 1, 2017

Net Sales

Net sales for Corporate & All Other increased $12.6 million from the third quarter of fiscal 2017 to the third quarter of fiscal 2018 and increased $94.5 million from the first nine months of fiscal 2017 to the first nine months of fiscal 2018. The increase was primarily attributable to recent acquisitions and an increase in logistics services provided to our other segments.

EBITDA

EBITDA for Corporate & All Other was a negative$20.3 million for the third quarter of fiscal 2018 compared to a negative $25.9 million for the third quarter of fiscal 2017. The increase in EBITDA in the third quarter of fiscal 2018 was driven by a $2.8 million decrease in personnel expenses and a $1.4 million decrease in advisory fees.

EBITDA for Corporate & All Other was a negative$89.3 million for the first nine months of fiscal 2018 compared to a negative $95.3 million for the first nine months of fiscal 2017. The increase in EBITDA was primarily driven by contributions from recent acquisitions and decreases in professional and other services fees of $3.1 million, insurance expense of $2.5 million, and advisory fees of $1.2 million, partially offset by an increase in stock-based compensation expense of $5.9 million.

Depreciation of fixed assets and amortization of intangible assets recorded in this segment decreased from $7.4 million in the third quarter of fiscal 2017 to $6.9 million in the third quarter of fiscal 2018 and increased from $19.6 million in the first nine months of fiscal 2017 to $21.7 million in the first nine months of fiscal 2018. The $2.1 million increase for the first nine months of fiscal 2018 was primarily a result of recent acquisitions.

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

At March 31, 2018, our cash balance totaled $20.5 million, including restricted cash of $13.0 million, as compared to a cash balance totaling $21.0 million, including restricted cash of $12.9 million, at July 1, 2017. This decrease in cash during the first nine months of fiscal 2018 was attributable to net cash used in investing activities of $143.5 million and net cash used in financing activities of $86.6 million, partially offset by net cashed provided by operating activities of $229.6 million. We borrow under our ABL Facility or pay it down regularly based on our cash flows from operating and investing activities. Our practice is to minimize interest expense while maintaining reasonable liquidity.

As market conditions warrant, we may from time to time, depending upon market conditions, seek to repurchase our securities or loans in privately negotiated or open market transactions, by tender offer or otherwise. Any such repurchases may be funded by incurring new debt, including additional borrowings under our ABL Facility. In addition, depending on conditions in the credit and capital markets and other factors, we will, from time to time, consider other financing transactions, the proceeds of which could be used to refinance our indebtedness, make investments or acquisitions or for other purposes. Any new debt may be secured debt.

Operating Activities

Nine months ended March 31, 2018 compared to Nine months ended April 1, 2017

During the first nine months of fiscal 2018, our operating activities provided cash flow of $229.6 million, while during the first nine months of fiscal 2017 our operating activities provided cash flow of $102.0 million. The increase in cash flows provided by operating activities in the first nine months of fiscal 2018 compared to the first nine months of fiscal 2017 was largely driven by higher operating income and improved working capital management.

Investing Activities

Cash used in investing activities totaled $143.5 million in the first nine months of fiscal 2018 compared to $250.8 million in the first nine months of fiscal 2017. These investments consisted primarily of capital purchases of property, plant, and equipment of $73.2 million for the first nine months of fiscal 2018 and $106.6 million for the first nine months of fiscal 2017 and payments for business acquisitions of $70.9 million and $144.9 million for the first nine months of fiscal 2018 and the first nine months of fiscal 2017, respectively. For the first nine months of fiscal 2018, purchases of property, plant, and equipment primarily consisted of information technology and warehouse equipment, as well as the outlays for warehouse expansions and improvements. The following table presents the capital purchases of property, plant, and equipment by segment:

(Dollars in millions)	Nine Months Ended
	March 31, 2018	April 1, 2017
Performance Foodservice	$40.5	$72.3
PFG Customized	11.1	7.3
Vistar	11.5	4.0
Corporate & All Other	10.1	23.0

Total capital purchases of property, plant and equipment	$73.2	$106.6

As of March 31, 2018, the Company had commitments of $10.3 million for capital projects related to warehouse expansion and improvements. The Company anticipates using borrowings from the ABL Facility to fulfill these commitments.

Financing Activities

During the first nine months of fiscal 2018, our financing activities used cash flow of $86.6 million, which consisted primarily of $43.5 million in net payments under our ABL facility and cash paid for shares withheld to cover taxes of $28.0 million.

During the first nine months of fiscal 2017, our financing activities provided cash flow of $145.5 million, which consisted primarily of $151.0 million in net borrowings under our ABL facility.

The following describes our financing arrangements as of March 31, 2018:

ABL Facility: PFGC, a wholly-owned subsidiary of the Company, is a party to the ABL Facility. On August 3, 2017, PFGC and Performance Food Group, Inc., each a wholly-owned subsidiary of the Company, entered into the First Amendment to the ABL Facility (the “Amendment”). The Amendment amended the ABL Facility by, among other things, (i) increasing the aggregate principal amount under the ABL Facility from $1.6 billion to $1.95 billion by increasing Tranche A Commitments by $325.0 million and the Tranche A-1 Commitments by $25.0 million and (ii) maintaining the level of additional commitments permitted, excluding the additional commitments effected pursuant to the Amendment, at $800.0 million under uncommitted incremental facilities.

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

The following table summarizes outstanding borrowings, availability, and the average interest rate under the ABL Facility:

(Dollars in millions)	As of March 31, 2018	As of July 1, 2017
Aggregate borrowings	$856.4	$899.9
Letters of credit	123.1	105.5
Excess availability, net of lenders’ reserves of $11.5 and $11.2	776.2	594.6
Average interest rate	3.31%	2.59%

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

The proceeds from the Notes were used to pay in full the remaining outstanding aggregate principal amount of loans under a credit agreement providing for a term loan facility and to terminate that facility; to temporarily repay a portion of the outstanding borrowings under the ABL Facility; and to pay the fees, expenses, and other transaction costs incurred in connection with the Notes.

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

The ABL Facility and the indenture governing the Notes contain customary restrictive covenants under which all of the net assets of PFGC and its subsidiaries were restricted from distribution to Performance Food Group Company, except for approximately $370.0 million of restricted payment capacity available under such debt agreements, as of March 31, 2018. Such minimum estimated restricted payment capacity is calculated based on the most restrictive of our debt agreements and may fluctuate from period to period, which fluctuations may be material. Our restricted payment capacity under other debt instruments to which the Company is subject may be materially higher than the foregoing estimate.

As of March 31, 2018, we were in compliance with all of the covenants under the ABL Facility and Notes.

Unsecured Subordinated Promissory Note. In connection with an acquisition, Performance Food Group, Inc. issued a $6.0 million interest only, unsecured subordinated promissory note on December 21, 2012, bearing an interest rate of 3.5%. The $6.0 million promissory note was paid off in December 2017.

Contractual Obligations

Refer to the “Contractual Cash Obligations” section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K for details on our contractual obligations and commitments to make specified contractual future cash payments as of July 1, 2017. Other than in connection with the Amendment described above, there have been no material changes to our specified contractual obligations through March 31, 2018.

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

Total assets for Performance Foodservice increased $142.9 million from $2,088.0 million as of April 1, 2017 to $2,230.9 million as of March 31, 2018. During this time period, this segment increased its accounts receivable inventory, property, plant, and equipment, intangible assets, and goodwill, of which $64.1 million was a result of acquisitions. Total assets for Performance Foodservice increased $69.7 million from $2,161.2 million as of July 1, 2017 to $2,230.9 million as of March 31, 2018. During this time period, this segment increased its accounts receivable, inventory and property, plant, and equipment, which was partially offset by a decrease in intangible assets.

Total assets for PFG Customized decreased $32.2 million from $692.2 million at April 1, 2017 to $660.0 million at March 31, 2018. During this time period, this segment decreased its accounts receivable and inventory. Total assets for PFG Customized decreased $7.1 million from $667.1 million as of July 1, 2017 to $660.0 million as of March 31, 2018. During this time period, this segment decreased its accounts receivable.

Total assets for Vistar increased $83.7 million from $647.9 million as of April 1, 2017 to $731.6 million as of March 31, 2018. Total assets for Vistar increased $77.1 million from $654.5 million as of July 1, 2017 to $731.6 million as of March 31, 2018. During these time periods, this segment increased its accounts receivable, inventory, goodwill, and intangible assets, primarily due to acquisitions.

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are those that are most important to portraying our financial position and results of operations. These policies require our most subjective or complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. Our most critical accounting policies and estimates include those that pertain to the allowance for doubtful accounts receivable, inventory valuation, insurance programs, income taxes, vendor rebates and promotional incentives, goodwill and other intangible assets and stock-based compensation, which are described in the Form 10-K. There have been no material changes to our critical accounting policies and estimates as compared to our critical accounting policies and estimates described in the Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our market risks consist of interest rate risk and fuel price risk. There have been no material changes to our market risks since July 1, 2017. For a discussion on our exposure to market risk, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risks” in the Form 10-K.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Regulations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), require public companies, including us, to maintain “disclosure controls and procedures,” which are defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required or necessary disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this Form 10-Q, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, of the effectiveness of its disclosure controls and procedures. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this Form 10-Q, were effective to accomplish their objectives at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) under the Exchange Act), that occurred during the fiscal quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to various allegations, claims, and legal actions arising in the ordinary course of business.

While it is impossible to determine with certainty the ultimate outcome of any of these proceedings, lawsuits, and claims, management believes that adequate provisions have been made or insurance secured for all currently pending proceedings so that the ultimate outcomes will not have a material adverse effect on our financial position. During the three months ended March 31, 2018, there have been no material changes to legal proceedings from those discussed in the Form 10-K and Form 10-Q for the fiscal quarter ended December 30, 2017.

Item 1A.	Risk Factors

There have been no material changes to our principal risks that we believe are material to our business, results of operations, and financial condition from the risk factors previously disclosed in the Form 10-K and Form 10-Q for the fiscal quarter ended September 30, 2017, which are accessible on the SEC’s website at www.sec.gov.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information relating to our purchases of the Company’s common stock during the third quarter of fiscal 2018.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
December 31, 2017 – January 27, 2018	26,556	$33.48	—	—
January 28, 2018 – February 24, 2018	—	—	—	—
February 25, 2018 – March 31, 2018	1,062	$31.49	—	—
Total	27,618	$32.50	—	—

(1)	During the third quarter of fiscal 2018, the Company purchased 27,618 shares of the Company’s common stock in transactions unrelated to a publicly announced plan or program. These transactions consisted of acquisitions of shares of the Company’s common stock via share withholding for option cost or payroll tax obligations due from employees and former employees in connection with the delivery of shares of the Company’s common stock under our incentive plans.

Item 3:	Defaults Upon Senior Securities

None

Item 4:	Mine Safety Disclosures

Not applicable

Item 5:	Other Information

None

Item 6:	Exhibits

Exhibit No.	Description

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

PERFORMANCE FOOD GROUP COMPANY (Registrant)

Dated: May 9, 2018	By:	/s/ James D. Hope
	Name:	James D. Hope
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)