Form 10-K
period 2018-06-30
Performance Food Group Co
filed 2018-08-16
CIK 1618673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

At December 29, 2017, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of common stock held by non-affiliates was $2,846,661,169 (based on the closing sale price of common stock on such date on the New York Stock Exchange).

104,735,605 shares of common stock were outstanding as of August 6, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Schedule 14A relating to the Registrant’s Annual Meeting of Stockholders, to be held on November 13, 2018, are incorporated by reference in response to Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K. The definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the Registrant’s fiscal year ended June 30, 2018.

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

There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-K. Such risks, uncertainties and other important factors that could cause actual results to differ include, among others, the risks, uncertainties and factors set forth under Part I, Item 1A. Risk Factors in this Form 10-K, as such risk factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission (the “SEC”), and are accessible on the SEC’s website at www.sec.gov, and also include the following:

•	competition in our industry is intense, and we may not be able to compete successfully;
•	we operate in a low margin industry, which could increase the volatility of our results of operations;
•	we may not realize anticipated benefits from our operating cost reduction and productivity improvement efforts;
•	our profitability is directly affected by cost inflation and deflation and other factors;
•	we do not have long-term contracts with certain of our customers;
•	group purchasing organizations may become more active in our industry and increase their efforts to add our customers as members of these organizations;
•	changes in eating habits of consumers;
•	extreme weather conditions;
•	our reliance on third-party suppliers;
•	labor relations and cost risks and availability of qualified labor;
•	volatility of fuel and other transportation costs;
•	inability to adjust cost structure where one or more of our competitors successfully implement lower costs;
•	we may be unable to increase our sales in the highest margin portion of our business;
•	changes in pricing practices of our suppliers;
•	our growth strategy may not achieve the anticipated results;
•	risks relating to any future acquisitions;
•	environmental, health, and safety costs;
•	the risk that we fail to comply with requirements imposed by applicable law or government regulations;
•	our reliance on technology and risks associated with disruption or delay in implementation of new technology;
•	costs and risks associated with a potential cybersecurity incident or other technology disruption;
•	product liability claims relating to the products we distribute and other litigation;
•	adverse judgements or settlements;
•	negative media exposure and other events that damage our reputation;
•	anticipated multiemployer pension related liabilities and contributions to our multiemployer pension plan;

•	decrease in earnings from amortization charges associated with future acquisitions;
•	impact of uncollectibility of accounts receivable;
•	difficult economic conditions affecting consumer confidence;
•	departure of key members of senior management;
•	risks relating to federal, state, and local tax rules, including the impact of the Tax Cuts and Jobs Act and related interpretations and determinations by tax authorities;
•	the cost and adequacy of insurance coverage;
•	risks relating to our outstanding indebtedness; and
•	our ability to maintain an effective system of disclosure controls and internal control over financial reporting.

We caution you that the risks, uncertainties and other factors referenced above may not contain all of the risks, uncertainties and other factors that are important to you. In addition, we cannot assure you that we will realize the results, benefits or developments that we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our business in the way expected. There can be no assurance that (i) we have correctly measured or identified all of the factors affecting our business or the extent of these factors’ likely impact, (ii) the available information with respect to these factors on which such analysis is based is complete or accurate, (iii) such analysis is correct or (iv) our strategy, which is based in part on this analysis, will be successful. All forward-looking statements in this Form 10-K apply only as of the date of this Form 10-K report or as of the date they were made and, except as required by applicable law, we undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

PART I

Item 1. Business

Performance Food Group Company (“we,” “our,” “us,” “the Company,” or “PFG”), through its subsidiaries, markets and distributes more than 150,000 food and food-related products from 73 distribution centers to over 150,000 customer locations across the United States. Our more than 15,000 employees serve a diverse mix of customers, from independent and chain restaurants to schools, business and industry locations, hospitals, vending distributors, office coffee service distributors, retailers, and theaters. We source our products from over 5,000 suppliers and serve as an important partner to our suppliers by providing them access to our broad customer base. In addition to the products we offer to our customers, we provide value-added services by allowing our customers to benefit from our industry knowledge, scale, and expertise in the areas of product selection and procurement, menu development, and operational strategy. Our three reportable segments are Performance Foodservice, PFG Customized, and Vistar. Performance Food Group Company was incorporated under the laws of the state of Delaware on September 23, 2002.

References to “Blackstone” refer to certain investment funds affiliated with The Blackstone Group L.P. and references to “Wellspring” are to investment funds affiliated with Wellspring Capital Management LLC.

Customers and Marketing

We serve different types of customers through each of our three reportable segments. Our Performance Foodservice segment serves two types of customers—independent customers and multi-unit, or “Chain” customers. Our PFG Customized segment distributes to Chain customers, including family and casual dining, fast casual, and quick serve restaurants. Our Vistar segment distributes to vending and office coffee service distributors, retailers, theaters, and hospitality providers, among others. We believe that customers select a distributor based on breadth of product offerings, consistent product quality, timely and accurate delivery of orders, value-added services, and price. In addition, we believe that some of our larger independent and Chain customers gain operational efficiencies by dealing with a limited number of foodservice distributors. No single customer accounted for more than 10% of our total net sales for fiscal 2018, fiscal 2017 or fiscal 2016.

Independent Customers. Our Performance Foodservice segment serves our independent customers, which predominantly include family dining, bar and grill, pizza and Italian, and fast casual restaurants. We seek to increase the mix of our total sales to independent customers because they typically generate higher gross profit per case that more than offsets the generally higher supply chain costs that we incur in serving these customers. Independent customers use more value-added services, particularly in the areas of product selection and procurement, market trends, menu development, and operational strategy. In addition, independent customers also use more of our proprietary-branded products (“Performance Brands”), which are our highest margin products. Our Performance Foodservice segment supports sales to independent customers with a team of sales and marketing representatives, customer service representatives, and product specialists. Our sales representatives serve customers in person, by telephone, and through the internet, accepting and processing orders, reviewing inventory and account balances, disseminating new product information, and providing business assistance and advice where appropriate. These representatives typically use laptop computers to assist customers by entering orders, checking product availability, and pricing and developing menu-planning ideas on a real-time basis.

Chain Customers. Both our Performance Foodservice and PFG Customized segments serve Chain customers. Chain customers are multi-unit restaurants with five or more locations and include fine dining, family and casual dining, fast casual, and quick serve restaurants, as well as hotels, healthcare facilities, and other multi-unit institutional customers. Our Performance Foodservice segment Chain customers, primarily regional businesses requiring short-haul routes, include various locations of Blaze Pizza, Chuy’s, Marco’s Pizza, Mellow Mushroom, Pollo Tropical, Shake Shack, Subway, Zaxby’s and many others. Our PFG Customized segment customers, primarily national businesses requiring long-haul routes, include many of the most recognizable family and casual dining restaurant chains including Cracker Barrel, Red Lobster, TGI Friday’s, Outback Steakhouse, O’Charley’s, Chili’s, and Ruby Tuesday. PFG Customized also serves fast casual chains such as Fuzzy’s Taco Shop and PDQ. Sales to Chain customers are typically lower gross margin but have larger deliveries than those to independent customers. Dedicated account representatives are responsible for managing the overall Chain customer relationship, including ensuring complete order fulfillment and customer satisfaction. Members of senior management assist in identifying potential new Chain customers and managing long-term account relationships.

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

Performance Brands. We offer our customers an extensive line of proprietary-branded products. We provide umbrella brands for our broadline distribution operation. Ridgecrest provides discerning chefs with the one of the highest levels of quality and consistency. West Creek provides a level of quality, consistency, and value that we believe meets or exceeds national brand offerings. Silver Source provides core products that are value priced while satisfying customers’ specifications. We also have a number of specialty brands, such as Braveheart 100% Black Angus beef, Empire’s Treasure seafood, Brilliance premium shortenings and oils, Heritage Ovens baked goods, Village Garden salad dressings, Guest House premium teas and cocoas, Peak Fresh Produce, Allegiance Premium Pork, Ascend Beverages, and others. We also have an extensive line of products for use in the pizzeria and Italian restaurant business under the names Piancone, Roma, Assoluti, and others. We believe that these products are a major source of competitive advantage. We intend to continue to enhance our product offerings based on supplier advice, customer preferences, and data analysis using our data warehouse. Our Performance Brands enable us to offer customers an alternative to comparable national brands across a wide range of products and price points, which we believe also promotes customer loyalty. Our Performance Brands products are manufactured for us according to specifications that have been developed by our quality assurance team. In addition, our quality assurance team certifies the manufacturing and processing plants where these products are packaged, enforces our quality control standards, and identifies supply sources that satisfy our requirements.

National Brands. We offer our customers a broad selection of national brand products. We believe that these brands are attractive to Chain, independent, and other customers seeking recognized national brands in their operations. We believe that distributing national brands has strengthened our relationships with many national suppliers who provide us with important sales and marketing support. These sales complement sales of our Performance Brand products.

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

Refer to Note 19. Segment Information of Notes to Consolidated Financial Statements included in Part II, Item 8 – “Financial Statements and Supplementary Data” (“Item 8”) for the sales mix for the Company’s principal product and service categories for each of the last three fiscal years.

Suppliers

We purchase from over 5,000 suppliers, none of which accounted for more than 5% of our aggregate purchases in fiscal 2018, fiscal 2017 or fiscal 2016. Many of our suppliers provide products to all three reportable segments, while others sell to only one segment. Our supplier base consists principally of large corporations that sell their national brands, our Performance Brands, and sometimes both. We also buy from smaller suppliers, particularly on a regional basis, and particularly those that specialize in produce and other perishable commodities. Many of our suppliers provide sales material and sales call support for the products that we purchase.

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

We seek to minimize the effect of higher diesel fuel costs both by reducing fuel usage and by taking action to offset higher fuel prices. We reduce usage by designing more efficient truck routes and by increasing miles per gallon through on-board computers that monitor and adjust idling time and maximum speeds and through other technologies. In our Performance Foodservice and Vistar segments, we seek to manage fuel prices through diesel fuel surcharges to our customers and through the use of costless collars. As of June 30, 2018, we had collars in place for approximately 13% of the gallons we expect to use over the 12 months following June 30, 2018. These fuel collars do not qualify for hedge accounting treatment for reasons discussed in Note 9. Derivatives and Hedging Activities of Notes to Consolidated Financial Statements. Therefore, these collars are recorded at fair value as either an asset or liability on the balance sheet. Any changes in fair value are recorded in the period of the change as unrealized gains or losses on fuel hedging instruments. In our PFG Customized segment, we have limited exposure to fuel costs since our sales contracts largely transfer fuel price volatility to our customers.

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

We believe we have a competitive advantage over regional and local broadline distributors through economies of scale in purchasing and procurement, which allow us to offer a broad variety of products (including our proprietary Performance Brands) at competitive prices to our customers. Our customers benefit from our ability to provide them with extensive geographic coverage as they continue to grow. We believe we also benefit from supply chain efficiency, including a growing inbound logistics backhaul network that uses our collective distribution network to deliver inbound products across business segments; best practices in warehousing, transportation, and risk management; the ability to benefit from the scale of our purchases of items not for resale, such as trucks, construction materials, insurance, banking relationships, healthcare, and material handling equipment; and the ability to optimize our networks so that customers are served from the most efficient distribution centers, which minimizes the cost of delivery.

We believe these efficiencies and economies of scale will provide opportunities for improvements in our operating margins when combined with incremental fixed-cost advantage.

Seasonality

Historically, the food-away-from-home and foodservice distribution industries are seasonal, with lower profit in the first and third quarters of each calendar year. Consequently, we typically experience lower operating profit during our first and third fiscal quarters, depending on the timing of acquisitions, if any.

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

Employees

As of June 30, 2018, we had more than 15,000 full-time employees. As of June 30, 2018, unions represented approximately 1,000 of our employees. We have entered into 12 collective bargaining and similar agreements with respect to our unionized employees. We believe that we have good relations with both union and non-union employees and we strive to be well regarded in the communities in which we operate. We have not had any material work stoppages or lockouts in the last five years. Our agreements with our union employees expire at various times through 2027. See Part I, Item 1A.—Risk Factors—Risks Relating to Our Business and Industry—We face risks relating to labor relations and the availability of qualified labor.”

We have made investments to increase the size of our sales force and currently employ over 3,000 sales associates who are dedicated to serving our customers. Our typical sales representative calls on customers in their place of business on a periodic basis, usually weekly, to ascertain customer product needs, to help manage the customer’s inventory, and to discuss new products and other business. These sales representatives are supported by customer services representatives who work in the local market and assist customers in a variety of ways; business development managers, who help sales representatives prospect for new business; and category managers and specialists who assist sales representatives and customers with product specific knowledge. All of our segments have a multi-unit, or Chain, sales force who call on regional and national customers.

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

Regulation

Our operations are subject to regulation by state and local health departments, the U.S. Department of Agriculture (the “USDA”), and the U.S. Food and Drug Administration (the “FDA”), which generally impose standards for product quality and sanitation and are responsible for the administration of bioterrorism legislation affecting the foodservice industry. These government authorities regulate, among other things, the processing, packaging, storage, distribution, advertising, and labeling of our products. In 2010, the FDA Food Safety Modernization Act (the “FSMA”) was enacted. The FSMA requires that the FDA impose comprehensive, prevention-based controls across the food supply chain, further regulates food products imported into the United States, and provides the FDA with mandatory recall authority. The FSMA requires the FDA to undertake numerous rulemakings and to issue numerous guidance documents, as well as reports, plans, standards, notices, and other tasks. As a result, implementation of the legislation is ongoing and likely to take several years. Our seafood operations are also specifically regulated by federal and state laws, including those administered by the National Marine Fisheries Service, established for the preservation of certain species of marine life, including fish and shellfish. Our processing and distribution facilities must be registered with the FDA biennially and are subject to periodic government agency inspections. State and/or federal authorities generally inspect our facilities at least annually. The Federal Perishable Agricultural Commodities Act, which specifies standards for the sale, shipment, inspection, and rejection of agricultural products, governs our relationships with our fresh food suppliers with respect to the grading and commercial acceptance of product shipments. We are also subject to regulation by state authorities for the accuracy of our weighing and measuring devices. Our suppliers are also subject to similar regulatory requirements and oversight.

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

Our operations are subject to a variety of federal, state, and local laws and other requirements, including, but not limited to, employment practice standards for workers set by the U.S. Department of Labor, and relating to the protection of the environment and the safety and health of personnel and the public. These include requirements regarding the use, storage, and disposal of solid and hazardous materials and petroleum products, including food processing wastes, the discharge of pollutants into the air and water, and worker safety and health practices and procedures. In order to comply with environmental, health, and safety requirements, we may be required to spend money to monitor, maintain, upgrade, or replace our equipment; plan for certain contingencies; acquire or maintain environmental permits; file periodic reports with regulatory authorities; or investigate and clean up contamination. We operate and maintain vehicle fleets, and some of our distribution centers have regulated underground and aboveground storage tanks for diesel fuel and other petroleum products. Some jurisdictions in which we operate have laws that affect the composition and operation of our truck fleet, such as limits on diesel emissions and engine idling. A number of our facilities have ammonia- or freon-based refrigeration systems, which could cause injury or environmental damage if accidentally released, and many of our distribution centers have propane or battery powered forklifts. Proposed or recently enacted legal requirements, such as those requiring the phase-out of certain ozone-depleting substances and proposals for the regulation of greenhouse gas emissions, may require us to upgrade or replace equipment, or may increase our transportation or other operating costs. To date, our cost of compliance with environmental, health, and safety requirements has not been material. The discovery of contamination for which we are responsible, any accidental release of regulated materials, the enactment of new laws and regulations, or changes in how existing requirements are enforced could require us to incur additional costs or subject us to unexpected liabilities, which could have a material adverse effect on our business, financial condition, or results of operations.

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

We classify our customers under two major categories: independent and multi-unit “Chain.” Chain customers are multi-unit restaurants with five or more locations, which include fine dining, family and casual dining, fast casual, and quick serve restaurants, as well as hotels, healthcare facilities, and other multi-unit institutional customers. Independent customers utilize more of our value-added services, particularly in the areas of product selection and procurement, market trends, menu development, and operational strategy. Independent customer purchases typically generate greater gross profit per case compared to sales to Chain customers.

Our products consist of Performance Brands, as well as nationally-branded products and products bearing our customers’ brands. Our Performance Brands typically generate higher gross profit per case than other brands.

PFG Customized. PFG Customized is a leading national distributor to the family and casual dining channel. We serve over 4,500 customer locations across the United States from eight distribution centers that provide tailored supply chain solutions to our customers. Our network of distribution centers was developed around our customers and is strategically positioned to provide an efficient supply chain across both inbound and outbound logistics. PFG Customized’s product offerings are determined by each of our customers’ specific menu requirements. We also provide customers with value-added services, such as expertise in fresh product distribution, logistics management, procurement management, and information system interfaces, which enable our customers to run their businesses efficiently.

We serve many of the most recognizable family and casual dining restaurant chains, including Cracker Barrel, Red Lobster, TGI Friday’s, Outback Steakhouse, O’Charley’s, Chili’s, and Ruby Tuesday. PFG Customized’s five largest family and casual dining customers have been with us for an average of more than 15 years. Cracker Barrel was PFG Customized’s first customer and grew from a substantial regional account served by Performance Foodservice to an account whose needs are best served by customized distribution. PFG Customized also serves fast casual chains such as Fuzzy’s Taco Shop and PDQ.

Vistar. Vistar is a leading national distributor of candy, snacks, and beverages to vending and office coffee service distributors, retailers, theaters, and hospitality providers. The segment provides national distribution of approximately 20,000 different SKUs of candy, snacks, beverages, and other items to over 60,000 customer locations from our network of 25 Vistar OpCos and seven Merchant’s Marts locations. Merchant’s Marts are cash-and-carry operators where customers generally pick up orders rather than having them delivered. Vistar’s scale in these channels enhances our ability to procure a broad variety of products for our customers. Vistar OpCos deliver to vending and office coffee service distributors and directly to most theaters and some other locations. The distribution model also includes a “pick and pack” capability, which utilizes third-party carriers and Vistar’s SKU variety to sell to customers whose order sizes are too small to be served effectively by our delivery network. We believe these capabilities, in conjunction with the breadth of our inventory, are differentiating and allow us to serve many distinct customer types. Vistar has successfully built upon our national platform to broaden the channels we serve to include hospitality venues, concessionaires, airport gift shops, college book stores, corrections facilities, and impulse locations in big box retailers such as Home Depot, Dollar Tree, Staples, and others.

Refer to Note 19. Segment Information of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for financial information about our segments.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the SEC. Our filings with the SEC are available to the public on the SEC’s website at www.sec.gov. Those filings are also available to the public on, or accessible through, our website for free via the “Investors” section at www.pfgc.com. The information we file with the SEC or contained on or accessible through our corporate website or any other website that we may maintain is not incorporated by reference herein and is not part of this Form 10-K.

Website and Social Media Disclosure

We use our website (www.pfgc.com) and our corporate Facebook account as channels of distribution of company information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. In addition, you may automatically receive e-mail alerts and other information about PFG when you enroll your e-mail address by visiting the “Email Alerts” section of our website at investors.pfgc.com. The contents of our website and social media channels are not, however, a part of this Form 10-K.

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

Some of our customers, particularly our larger customers, purchase their products from us through group purchasing organizations (“GPOs”) in an effort to lower the prices paid by these customers on their foodservice orders, and we have experienced some pricing pressure from these purchasers. These GPOs have also made efforts to include smaller, independent restaurants. If these GPOs are able to add a significant number of our customers as members, we may be forced to lower the prices we charge these customers in order to retain their business, which would negatively affect our business, financial condition, or results of operations. Additionally, if we are unable or unwilling to lower the prices we charge for our products to a level that is satisfactory to the GPOs, we may lose the business of those of our customers that are members of these organizations, which could have a material adverse impact on our business, financial condition, or results of operations

Changes in consumer eating habits could materially and adversely affect our business, financial condition, or results of operations.

Changes in consumer eating habits (such as a decline in consuming food away from home, a decline in portion sizes, or a shift in preferences toward restaurants that are not our customers) could reduce demand for our products. Consumer eating habits could be affected by a number of factors, including changes in attitudes regarding diet and health or new information regarding the health effects of consuming certain foods. If consumer eating habits change significantly, we may be required to modify or discontinue sales of certain items in our product portfolio, and we may experience higher costs associated with the implementation of those changes. Changing consumer eating habits may reduce the frequency with which consumers purchase meals outside of the home. Additionally, changes in consumer eating habits may result in the enactment of laws and regulations that affect the ingredients and nutritional content of our food products, or laws and regulations requiring us to disclose the nutritional content of our food products. Compliance with these laws and regulations, as well as others regarding the ingredients and nutritional content of our food products, may be costly and time-consuming. Our inability to effectively respond to changes in consumer health perceptions or resulting new laws or regulations or to adapt our menu offerings to trends in eating habits, which could materially and adversely affect our business, financial condition, or results of operations.

Extreme weather conditions and natural disasters may interrupt our business or our customers’ businesses, which could have a material adverse effect on our business, financial condition, or results of operations.

Many of our facilities and our customers’ facilities are located in areas that may be subject to extreme and occasionally prolonged weather conditions, including hurricanes, blizzards, and extreme heat or cold. Such extreme weather conditions may interrupt our operations and reduce the number of consumers who visit our customers’ facilities in such areas. Furthermore, such extreme weather conditions may interrupt or impede access to our customers’ facilities, all of which could have a material adverse effect on our business, financial condition, or results of operations.

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

As of June 30, 2018, we had more than 15,000 employees of whom approximately 1,000 were members of local unions associated with the International Brotherhood of Teamsters or other unions. Although our labor contract negotiations have in the past generally taken place with the local union representatives, we may be subject to increased efforts to engage us in multi-unit bargaining that could subject us to the risk of multi-location labor disputes or work stoppages that would place us at greater risk of being materially adversely affected by labor disputes. In addition, labor organizing activities could result in additional employees becoming unionized, which could result in higher labor costs. Although we have not experienced any significant labor disputes or work stoppages in recent history, and we believe we have satisfactory relationships with our employees, including those who are union members, increased unionization or a work stoppage because of our failure to renegotiate union contracts could have a material adverse effect on us.

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

Foodservice distribution is a relatively low margin industry. The most profitable customers within the foodservice distribution industry are generally independent customers. In addition, our most profitable products are our Performance Brands. We typically provide a higher level of services to our independent customers and are able to earn a higher operating margin on sales to independent customers. Independent customers are also more likely to purchase our Performance Brands. Our ability to continue to penetrate this key customer type is critical to achieving increased operating profits. Changes in the buying practices of independent customers or decreases in our sales to independent customers or a decrease in the sales of our Performance Brands could have a material adverse effect on our business, financial condition, or results of operations.

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

Our future success will depend on our ability to grow our business, including through increasing our independent sales, expanding our Performance Brands, making strategic acquisitions, and achieving improved operating efficiencies as we continue to expand and diversify our customer base. Our growth and innovation strategies require significant commitments of management resources and capital investments and may not grow our net sales at the rate we expect or at all. As a result, we may not be able to recover the costs incurred in developing our new projects and initiatives or to realize their intended or projected benefits, which could have a material adverse effect on our business, financial condition, or results of operations.

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

Our operations are subject to regulation by state and local health departments, the USDA, and the FDA, which generally impose standards for product quality and sanitation and are responsible for the administration of recent bioterrorism legislation affecting the foodservice industry. These government authorities regulate, among other things, the processing, packaging, storage, distribution, advertising, and labeling of our products. The FSMA requires that the FDA impose comprehensive, prevention-based controls across the food supply, further regulates food products imported into the United States, and provides the FDA with mandatory recall authority. Our seafood operations are also specifically regulated by federal and state laws, including those administered by the National Marine Fisheries Service, established for the preservation of certain species of marine life, including fish and shellfish. Our processing and distribution facilities must be registered with the FDA biennially and are subject to periodic government agency inspections. State and/or federal authorities generally inspect our facilities at least annually. The Federal Perishable Agricultural Commodities Act, which specifies standards for the sale, shipment, inspection, and rejection of agricultural products, governs our relationships with our fresh food suppliers with respect to the grading and commercial acceptance of product shipments. We are also subject to regulation by state authorities for the accuracy of our weighing and measuring devices. Additionally, the Surface

Transportation Board and the Federal Highway Administration regulate our trucking operations, and interstate motor carrier operations are subject to safety requirements prescribed by the U.S. Department of Transportation and other relevant federal and state agencies. Our suppliers are also subject to similar regulatory requirements and oversight. The failure to comply with applicable regulatory requirements could result in, among other things, administrative, civil, or criminal penalties or fines; mandatory or voluntary product recalls; warning or untitled letters; cease and desist orders against operations that are not in compliance; closure of facilities or operations; the loss, revocation, or modification of any existing licenses, permits, registrations, or approvals; or the failure to obtain additional licenses, permits, registrations, or approvals in new jurisdictions where we intend to do business, any of which could have a material adverse effect on our business, financial condition, or results of operations. These laws and regulations may change in the future and we may incur material costs in our efforts to comply with current or future laws and regulations or in any required product recalls.

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

A cyber security incident or other technology disruptions could negatively affect our business and our relationships with customers.

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

If we fail to maintain an effective system of disclosure control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.

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

We are highly leveraged. As of June 30, 2018, we had $1,184.2 million of indebtedness. In addition, we had $854.2 million of availability under our Second Amended and Restated Credit Agreement dated February 1, 2016, as amended by the First Amendment to Second Amended and Restated Credit Agreement, dated August 3, 2017 (the “ABL Facility” and the “Credit Agreement”) after giving effect to $121.3 million of outstanding letters of credit and $12.1 million of lenders’ reserves.

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

A substantial portion of our indebtedness is floating rate debt. If interest rates increase, our debt service obligations on such indebtedness will increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. We may elect to enter into interest rate swaps to reduce our exposure to floating interest rates as described below under “—We may utilize derivative financial instruments to reduce our exposure to market risks from changes in interest rates on our variable rate indebtedness and we will be exposed to risks related to counterparty creditworthiness or non-performance of these instruments.” However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.

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

The trading price of our common stock is likely to continue to be volatile. The stock market routinely experiences periods of large or extreme volatility. This volatility often has been unrelated or disproportionate to the operating performance of particular companies. You may not be able to resell your shares at or above the price you paid due to a number of factors such as those listed in “—Risks Related to Our Business and Industry” above and the following:

•	results of operations that vary from the expectations of securities analysts and investors;
•	results of operations that vary from those of our competitors;
•	changes in expectations as to our future financial performance, including financial estimates and investment recommendations by securities analysts and investors;
•	declines in the market prices of stocks generally, particularly those of foodservice distribution companies;
•	strategic actions by us or our competitors;
•	announcements by us or our competitors of significant contracts, new products, acquisitions, joint marketing relationships, joint ventures, other strategic relationships, or capital commitments;

•	changes in general economic or market conditions or trends in our industry or markets;
•	changes in business or regulatory conditions;
•	future sales of our common stock or other securities;
•	investor perceptions or the investment opportunity associated with our common stock relative to other investment alternatives;
•	the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC;
•	announcements relating to litigation;
•	guidance, if any, that we provide to the public, any changes in this guidance, or our failure to meet this guidance;
•	the development and sustainability of an active trading market for our stock;
•	changes in accounting principles;
•	occurrences of extreme or inclement weather; and
•	other events or factors, including those resulting from natural disasters, war, acts of terrorism, or responses to these events.

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

As of August 6, 2018, we had a total of 104,735,605 shares of common stock outstanding, which includes 1,460,287 shares of restricted stock.

Shares held by our directors, officers, employees, and other stockholders are eligible for resale, subject in certain cases to volume, manner of sale, and other limitations under Rule 144 of the Securities Act (“Rule 144”).

As restrictions on resale end, the market price of our shares of common stock could drop significantly if the holders of these shares sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings of our shares of common stock or other securities.

A total of 2,511,977 shares are issuable upon the exercise of options, 115,506 shares are issuable pursuant to restricted stock units, and 2,028,343 shares are reserved for future issuance under the 2015 Omnibus Incentive Plan. These shares will become eligible for sale in the public market once those shares are issued, subject to various vesting agreements, lock-up agreements, and Rule 144, as applicable.

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

These provisions provide for, among other things:

•	a classified Board of Directors with staggered three-year terms;
•	the ability of our Board of Directors to issue one or more series of preferred stock;
•	advance notice for nominations of directors by stockholders and for stockholders to include matters to be considered at our annual meetings;
•	certain limitations on convening special stockholder meetings;
•	the removal of directors only for cause and only upon the affirmative vote of holders of at least 66 2/3% of the shares of common stock entitled to vote generally in the election of directors; and
•	that certain provisions may be amended only by the affirmative vote of at least 66 2/3% of the shares of common stock entitled to vote generally in the election of directors.

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

Our amended and restated certificate of incorporation provides that, subject to limited exceptions, the Court of Chancery of the State of Delaware is the sole and exclusive forum for any (i) derivative action or proceeding brought on behalf of our Company, (ii) action asserting a claim of breach of a fiduciary duty owed by any director, officer or stockholder of our Company to the Company or the Company’s stockholders, (iii) action asserting a claim against the Company or any director, officer or stockholder of the Company arising pursuant to any provision of the Delaware General Corporation Law or our amended and restated certificate of incorporation or our amended and restated bylaws, or (iv) action asserting a claim against the Company or any director, officer or stockholder of the Company governed by the internal affairs doctrine. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our amended and restated certificate of incorporation described above. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find these provisions of our amended and restated certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

As of June 30, 2018, we operated 70 distribution centers across our three reportable segments and three distribution centers through our Corporate and All Other segment. Of our 73 facilities, we owned 34 facilities and leased the remaining 39 facilities. Our Performance Foodservice segment operated 37 distribution centers and had an average square footage of approximately 200,000 square feet per facility. Our PFG Customized segment operated eight distribution centers and had an average square footage of over 200,000 square feet per facility. Our Vistar segment operated 25 distribution centers and had an average square footage of over 100,000 square feet per facility. Our Corporate and All Other segment operated three distribution centers and had an average square footage of approximately 50,000 square feet per facility.

State	Performance Foodservice	Vistar	PFG Customized	Corporate and All Other	Total
Arizona	1	2	—	—	3
Arkansas	1	—	—	—	1
California	3	2	1	—	6
Colorado	1	1	—	—	2
Connecticut	—	1	—	—	1
Florida	3	1	1	2	7
Georgia	2	1	—	—	3
Illinois	2	1	—	—	3
Indiana	—	—	1	—	1
Kentucky	1	1	—	—	2
Louisiana	1	—	—	—	1
Maine	1	—	—	—	1
Maryland	1	—	1	—	2
Massachusetts	1	—	—	1	2
Michigan	—	1	—	—	1
Minnesota	1	1	—	—	2
Mississippi	1	1	—	—	2
Missouri	2	1	—	—	3
Nevada	—	1	—	—	1
New Jersey	3	3	1	—	7
North Carolina	1	1	—	—	2
Ohio	2	1	—	—	3
Oregon	1	1	—	—	2
Pennsylvania	—	1	—	—	1
South Carolina	1	—	1	—	2
Tennessee	2	1	1	—	4
Texas	4	2	1	—	7
Virginia	1	—	—	—	1
Total	37	25	8	3	73

Our Performance Foodservice customers are generally located no more than 200 miles from one of our distribution facilities. Of the 37 Performance Foodservice distribution centers, eight have meat cutting operations that provide custom-cut meat products to our customers and one has a seafood processing operation that provides custom-cut and packed seafood to its customers and our other distribution centers. Our PFG Customized customers are generally located no more than 450 miles from one of our distribution facilities. In addition to the 25 distribution centers operated by Vistar, Vistar has seven cash-and-carry Merchant’s Mart facilities. Customer orders are typically assembled in our distribution facilities and then sorted, placed on pallets, and loaded onto trucks and trailers in delivery sequence. Deliveries are generally made in large tractor-trailers that we usually lease. We use integrated computer systems to design and track efficient route sequences for the delivery of our products.

Our distribution center leases are on average 17.0 years in duration. Rent on our leases is typically set at a fixed annual rate, paid monthly.

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

In May 2018, the EEOC filed motions for sanctions against us alleging that we failed to preserve certain paper employment applications and e-mails during 2004 – 2009.  In the sanctions motions, the EEOC seeks a range of remedies, including but not limited to, a default judgment against us, or alternatively, an order barring us from filing for summary judgment on the EEOC’s pattern and practice claims. We are opposing the motions and will continue to vigorously defend ourselves.

Item 4. Mine Safety Disclosures

Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market and Price Range of Common Stock

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “PFGC.” The following tables set forth for the periods indicated the high and low reported sale prices per share for our common stock, as reported on the NYSE:

	High	Low
Fiscal Year Ended June 30, 2018
First Quarter	$29.90	$25.40
Second Quarter	$33.43	$26.35
Third Quarter	$35.25	$29.30
Fourth Quarter	$38.70	$28.85

	High	Low
Fiscal Year Ended July 1, 2017
First Quarter	$28.07	$23.07
Second Quarter	$25.44	$19.95
Third Quarter	$24.40	$21.70
Fourth Quarter	$29.13	$23.20

Approximate Number of Common Shareholders

At the close of business on August 6, 2018, there were approximately 158 holders of record of our shares of common stock. This stockholder figure does not include a substantially greater number of holders whose shares are held of record by banks, brokers and other financial institutions.

Dividends

We have no current plans to pay dividends on our common stock. In addition, our ability to pay dividends is limited by covenants in the agreements governing our existing indebtedness and may be further limited by the agreements governing other indebtedness we or our subsidiaries incur in the future. See Part II, Item 7. — "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Activities.” Any decision to declare and pay dividends in the future will be made at the sole discretion of our Board of Directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions, and other factors that our Board of Directors may deem relevant. Because we are a holding company, and have no direct operations, we will only be able to pay dividends from funds we receive from our subsidiaries.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer

The following table provides information relating to our purchases of shares of the Company’s common stock during the fourth quarter of fiscal 2018.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2018—April 28, 2018	145	$30.85	—	—
April 29, 2018—May 26, 2018	—	—	—	—
May 27, 2018—June 30, 2018	1,571	35.62	—	—
Total	1,716	$35.34	—	—

(1)

During the fourth quarter of fiscal 2018, the Company purchased 1,716 shares of the Company’s common stock in transactions unrelated to a publicly announced plan or program. These transactions consisted of acquisitions of shares of the Company’s common stock via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of shares of the Company’s common stock under our incentive plans.

Stock Performance Graph

The performance graph below compares the cumulative total shareholder return of the Company’s common stock since October 1, 2015, the date the Company’s common stock began trading on the NYSE, with the cumulative total return for the same period of the S&P 500 index and the S&P 400 Midcap Index. The graph assumes the investment of $100 in our common stock and each of the indices as of the market close on October 1, 2015 and the reinvestment of dividends.  Performance data for the Company, the S&P 500 index and the S&P 400 Midcap Index is provided as of the last trading day of each of our last three fiscal years.  The stock price performance graph is not necessarily indicative of future stock price performance.

Item 6. Selected Financial Data

The selected statements of operations data for fiscal years 2018, 2017, and 2016, and the related selected balance sheet data as of fiscal years ending in 2018 and 2017, have been derived from our audited consolidated financial statements included in Item 8. The selected historical consolidated statement of operations data for fiscal years 2015, and 2014 and the selected balance sheet data as of fiscal years ended 2016, 2015, and 2014, have been derived from our consolidated financial statements not included in this Form 10-K. Our historical results are not necessarily indicative of the results expected for any future period.

You should read the selected consolidated financial data below together with our audited consolidated financial statements, including the related notes thereto, included in Item 8, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7.

	For the fiscal year ended (1)
	June 30, 2018	July 1, 2017	July 2, 2016	June 27, 2015	June 28, 2014
	(In millions, except per share data)
Statement of Operations Data:
Net sales	$17,619.9	$16,761.8	$16,104.8	$15,270.0	$13,685.7
Cost of goods sold	15,327.1	14,637.0	14,094.8	13,421.7	11,988.5
Gross profit	2,292.8	2,124.8	2,010.0	1,848.3	1,697.2
Operating expenses	2,039.3	1,913.8	1,807.8	1,688.2	1,581.6
Operating profit	253.5	211.0	202.2	160.1	115.6
Interest expense(2)	60.4	54.9	83.9	85.7	86.1
Other, net	(0.5)	(1.6)	3.8	(22.2)	(0.7)
Other expense, net	59.9	53.3	87.7	63.5	85.4
Income before taxes	193.6	157.7	114.5	96.6	30.2
Income tax expense(3)	(5.1)	61.4	46.2	40.1	14.7
Net income	$198.7	$96.3	$68.3	$56.5	$15.5
Per Share Data:
Basic net income per share	$1.95	$0.96	$0.71	$0.65	$0.18
Diluted net income per share	$1.90	$0.93	$0.70	$0.64	$0.18
Weighted-average number of shares used in per share amounts
Basic	102.0	100.2	96.4	86.9	86.9
Diluted	104.6	103.0	98.1	87.6	87.5

	As of
	June 30, 2018	July 1, 2017	July 2, 2016	June 27, 2015	June 28, 2014
	(dollars in millions)
Balance Sheet Data:
Cash	$7.5	$8.1	$10.9	$9.2	$5.3
Total assets	4,000.9	3,804.1	3,455.4	3,353.5	3,199.6
Total debt	1,184.2	1,297.6	1,145.5	1,422.6	1,435.1
Total shareholders’ equity	1,135.3	925.5	802.8	493.0	434.1

(1)	Fiscal years 2018, 2017, 2015, and 2014 contained 52 weeks consisting of 364 days and fiscal year 2016 contained 53 weeks consisting of 371 days.
(2)

Interest expense includes (gains) or losses of $(0.6) million, $4.0 million, $7.3 million, $8.0 million, and $6.6 million related to reclassification adjustments for changes in fair value of interest rate swaps for fiscal 2018, fiscal 2017, fiscal 2016, fiscal 2015, and fiscal 2014, respectively. Fiscal 2016 also includes $9.4 million loss on extinguishment and $5.5 million accelerated amortization of original issue discount and financing costs.

(3)

Income tax (benefit) expense also includes $(0.2) million, $1.5 million, $2.9 million, $3.1 million, and $2.6 million tax (expense) benefit from reclassification adjustments for fiscal 2018, fiscal 2017, fiscal 2016, fiscal 2015, and fiscal 2014, respectively, related to the reclassification adjustments for changes in fair value of interest rate swaps referred to in note (2).

Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with Part II, Item 6. — “Selected Financial Data” and the audited consolidated financial statements and the notes thereto included in Item 8. In addition to historical consolidated financial information, this discussion contains forward-looking statements that reflect our plans, estimates, and beliefs and involve numerous risks and uncertainties, including but not limited to those described in Item 1A. Risk Factors of this Form 10-K. Actual results may differ materially from those contained in any forward-looking statements. You should carefully read “Special Note Regarding Forward-Looking Statements” in this Form 10-K.

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

The Company’s fiscal year ends on the Saturday nearest to June 30th. This resulted in a 52-week year for fiscal 2018 and fiscal 2017 and a 53-week year for fiscal 2016. References to “fiscal 2018” are to the 52-week period ended June 30, 2018, references to “fiscal 2017” are to the 52-week period ended July 1, 2017, and references to “fiscal 2016” are to the 53-week period ended July 2, 2016.

Recent Trends and Initiatives

Our case volume has grown in each quarter over the comparable prior fiscal year quarter, starting in the second quarter of fiscal 2010 and continuing through the most recent quarter. We believe that we gained industry share during fiscal 2018 given that we have grown our sales more rapidly than the industry growth rate forecasted by Technomic, a research and consulting firm serving the food and food related industry. Our Net income increased 106.3% and Adjusted EBITDA increased 9.2% from fiscal 2017 to fiscal 2018, primarily driven by case growth and improved gross margin. Case volume grew 3.0% in fiscal 2018 compared to fiscal 2017. Gross profit dollars rose 7.9% in fiscal 2018 versus the prior year, which was faster than case growth, primarily as a result of shifting our channel mix toward higher gross margin customers and shifting our product mix toward sales of Performance Brands. Our operating expenses in fiscal 2018 compared to fiscal 2017 rose 6.6% as a result of increases in variable operational and selling expenses associated with the increase in case volume, as well as an increase in fuel expense and investments in selling, warehouse, and delivery personnel.

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

EBITDA and Adjusted EBITDA

Management measures operating performance based on our EBITDA, defined as net income before interest expense, interest income, income taxes, and depreciation and amortization. EBITDA is not defined under U.S. generally accepted accounting principles (“U.S. GAAP”) and is not a measure of operating income, operating performance, or liquidity presented in accordance with U.S. GAAP and is subject to important limitations. Our definition of EBITDA may not be the same as similarly titled measures used by other companies.

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

Adjusted EBITDA is not defined under U.S. GAAP and is subject to important limitations. We believe that the presentation of Adjusted EBITDA is useful to investors because it is frequently used by securities analysts, investors, and other interested parties, including our lenders under the ABL Facility and holders of our Notes (as defined below under “—Liquidity and Capital Resources”), in their evaluation of the operating performance of companies in industries similar to ours. In addition, targets based on Adjusted EBITDA are among the measures we use to evaluate our management’s performance for purposes of determining their compensation under our incentive plans.

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

Results of Operations, EBITDA, and Adjusted EBITDA

The following table sets forth a summary of our results of operations, EBITDA, and Adjusted EBITDA for the periods indicated (dollars in millions, except per share data):

	Fiscal Year Ended			Fiscal 2018		Fiscal 2017
	June 30, 2018	July 1, 2017	July 2, 2016	Change	%	Change	%
Net sales	$17,619.9	$16,761.8	$16,104.8	$858.1	5.1	$657.0	4.1
Cost of goods sold	15,327.1	14,637.0	14,094.8	690.1	4.7	542.2	3.8
Gross profit	2,292.8	2,124.8	2,010.0	168.0	7.9	114.8	5.7
Operating expenses	2,039.3	1,913.8	1,807.8	125.5	6.6	106.0	5.9
Operating profit	253.5	211.0	202.2	42.5	20.1	8.8	4.4
Other expense, net
Interest expense	60.4	54.9	83.9	5.5	10.0	(29.0)	(34.6)
Other, net	(0.5)	(1.6)	3.8	1.1	68.8	(5.4)	N/M
Other expense, net	59.9	53.3	87.7	6.6	12.4	(34.4)	(39.2)
Income before income taxes	193.6	157.7	114.5	35.9	22.8	43.2	37.7
Income tax (benefit) expense	(5.1)	61.4	46.2	(66.5)	N/M	15.2	32.9
Net income	$198.7	$96.3	$68.3	$102.4	106.3	$28.0	41.0
EBITDA	$384.1	$338.7	$317.0	$45.4	13.4	$21.7	6.8
Adjusted EBITDA	$426.7	$390.7	$366.6	$36.0	9.2	$24.1	6.6
Weighted-average common shares outstanding:
Basic	102.0	100.2	96.4	1.8	1.8	3.8	3.9
Diluted	104.6	103.0	98.1	1.6	1.6	4.9	5.0
Earnings per common share:
Basic	$1.95	$0.96	$0.71	$0.99	103.1	$0.25	35.2
Diluted	$1.90	$0.93	$0.70	$0.97	104.3	$0.23	32.9

We believe that the most directly comparable U.S. GAAP measure to EBITDA and Adjusted EBITDA is net income. The following table reconciles EBITDA and Adjusted EBITDA to net income for the periods presented:

	For the fiscal year ended
	June 30, 2018	July 1, 2017	July 2, 2016
	(In millions)
Net income	$198.7	$96.3	$68.3
Interest expense(1)	60.4	54.9	83.9
Income tax (benefit) expense	(5.1)	61.4	46.2
Depreciation	100.3	91.5	80.5
Amortization of intangible assets	29.8	34.6	38.1
EBITDA	384.1	338.7	317.0
Non-cash items(2)	23.2	18.8	18.2
Acquisition, integration and reorganization(3)	5.0	17.3	9.4
Non-recurring items(4)	—	—	1.7
Productivity initiatives(5)	10.6	10.6	11.6
Other adjustment items(6)	3.8	5.3	8.7
Adjusted EBITDA	$426.7	$390.7	$366.6

(1)	Includes a $9.4 million loss on extinguishment and $5.5 million of accelerated amortization of original issuance discount and deferred financing costs during fiscal 2016.
(2)

Includes adjustments for non-cash charges arising from stock-based compensation, interest rate swap hedge ineffectiveness, and gain/loss on disposal of assets. Stock-based compensation cost was $21.6 million, $17.3 million and $17.2 million for fiscal 2018, fiscal 2017 and fiscal 2016, respectively. In addition, this includes an increase (decrease) in the last-in, first-out (“LIFO”) reserve of $0.3 million, $2.6 million and $(1.5) million for fiscal 2018, fiscal 2017, and fiscal 2016, respectively.

(3)	Includes professional fees and other costs related to completed and abandoned acquisitions, costs of integrating certain of our facilities, facility closing costs, advisory fees and offering fees.
(4)

Consists primarily of an expense related to our withdrawal from a purchasing cooperative of which we were a member, pre-acquisition worker’s compensation claims related to an insurance company that went into liquidation, and amounts received from business interruption insurance because of a weather-related event.

(5)	Consists primarily of professional fees and related expenses associated with productivity initiatives.
(6)	Consists primarily of amounts related to fuel collar derivatives, certain financing transactions, lease amendments, and franchise tax expense and other adjustments permitted by our credit agreement.

Consolidated Results of Operations

Fiscal year ended June 30, 2018 compared to fiscal year ended July 1, 2017

Net Sales

Net sales growth is primarily a function of case growth, pricing (which is primarily based on product inflation/deflation), and a changing mix of customers, channels, and product categories sold. Net sales increased $858.1 million, or 5.1%, in fiscal 2018 compared to fiscal 2017. The increase in net sales was primarily attributable to sales growth in Vistar, particularly in the theater and retail channels, case growth in Performance Foodservice, particularly in the independent channel, and recent acquisitions. Case volume increased 3.0% in fiscal 2018 compared to fiscal 2017.

Gross Profit

Gross profit increased $168.0 million, or 7.9%, for fiscal 2018 compared to fiscal 2017. Gross profit as a percentage of net sales was 13.0% for fiscal 2018 compared to 12.7% for fiscal 2017.  The increase in gross profit was the result of growth in cases sold and a higher gross profit per case, which in turn was the result of selling an improved mix of channels and products. Within Performance Foodservice, case growth to independent customers positively affected gross profit per case. Independent customers typically receive more services from us, cost more to serve, and pay a higher gross profit per case than other customers. Also, in fiscal 2018, Performance Foodservice grew our Performance Brand sales, which have higher gross profit per case compared to the other brands we sell. See “—Segment Results—Performance Foodservice” below for additional discussion.

Operating Expenses

Operating expenses increased $125.5 million, or 6.6%, for fiscal 2018 compared to fiscal 2017. The increase in operating expenses was primarily driven by the increase in acquired case volume and the resulting impact on variable operational and selling expenses, as well as investments in selling, warehouse, and delivery personnel. Operating expenses also increased in fiscal 2018 as a result of increases in fuel expense of $15.7 million and stock-based compensation expense of $4.3 million, partially offset by a $2.6 million decrease in advisory fees and a $1.8 million decrease in professional fees.

Depreciation and amortization of intangible assets increased from $126.1 million in fiscal 2017 to $130.1 million in fiscal 2018, an increase of 3.2%. Depreciation of fixed assets increased as a result of capital outlays to support our growth, as well as recent acquisitions. This increase was partially offset by decreases in amortization since certain intangibles are now fully amortized compared to the prior year.

Net Income

Net income increased by $102.4 million, or 106.3%, to $198.7 million for fiscal 2018 compared to fiscal 2017. The increase in net income was attributable to the $42.5 million increase in operating profit and the $66.5 million decrease in income tax expense, partially offset by a $5.5 million increase in interest expense, and a $1.1 million decrease in other income.

The increase in operating profit was a result of the increase in gross profit discussed above, partially offset by the increase in operating expenses. The increase in interest expense was primarily the result of an increase in the average interest rate and higher average borrowings during fiscal 2018 compared to fiscal 2017.  The $1.1 million decrease in other income related primarily to derivative activity.

The decrease in income tax expense was primarily a result of the impact of the Tax Cuts and Jobs Act (the “Act”).  Our effective tax rate in fiscal 2018 was -2.6% compared to 39.0% in fiscal 2017. The Act was signed into law on December 22, 2017.  Among its numerous changes to the U.S. Internal Revenue Code, the Act reduces the U.S. federal corporate rate from 35% to 21%, which resulted in a blended U.S. federal statutory rate of approximately 28% for fiscal 2018 for the Company.  As a result of the Act, the Company revalued its net deferred tax liability, resulting in a decrease to the net deferred tax liability of $38.5 million with a corresponding net benefit to income tax expense for fiscal 2018.  As a result of a blended statutory rate for fiscal 2018, the Company recognized a tax benefit of $11.9 million for the rate differential related to temporary differences.  Additionally, in fiscal 2018, performance vesting criteria for certain stock-based compensation awards was met resulting in an excess tax benefit of $15.4 million.

Fiscal year ended July 1, 2017 compared to fiscal year ended July 2, 2016

Net Sales

Net sales growth is primarily a function of case growth, pricing (which is primarily based on product inflation/deflation), and a changing mix of customers, channels, and product categories sold. Net sales increased $657.0 million, or 4.1%, in fiscal 2017 compared to fiscal 2016. The increase in net sales was primarily attributable to case growth in Performance Foodservice, particularly in the independent channel, and sales growth in Vistar, particularly in the retail, theater, vending, and hospitality channels partially offset by the 53rd week in fiscal year 2016. Net sales for the extra week in fiscal 2016 were approximately $312.4 million. Net sales growth was driven by case volume growth of 4.1% in fiscal 2017 compared to fiscal 2016. Excluding the impact of the 53rd week in fiscal 2016, case volume increased 6.2% compared to the prior year.

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

In the first quarter of fiscal 2018, the Company reorganized its information technology department, and expenses associated with business application teams are now included in the segment results.  The EBITDA for Performance Foodservice, Vistar and Corporate & All Other for the fiscal years ended July 1, 2017 and July 2, 2016 have been adjusted to reflect this change.

The following tables set forth net sales and EBITDA by segment for the periods indicated (dollars in millions):

Net Sales

	Fiscal Year Ended			Fiscal 2018		Fiscal 2017
	June 30, 2018	July 1, 2017	July 2, 2016	Change	%	Change	%
Performance Foodservice	$10,431.2	$9,822.4	$9,616.3	$608.8	6.2	$206.1	2.1
PFG Customized	3,658.5	3,820.8	3,782.1	(162.3)	(4.2)	38.7	1.0
Vistar	3,341.0	3,003.6	2,701.5	337.4	11.2	302.1	11.2
Corporate & All Other	449.4	347.8	220.5	101.6	29.2	127.3	57.7
Intersegment Eliminations	(260.2)	(232.8)	(215.6)	(27.4)	(11.8)	(17.2)	(8.0)
Total net sales	$17,619.9	$16,761.8	$16,104.8	$858.1	5.1	$657.0	4.1

EBITDA

	Fiscal Year Ended			Fiscal 2018		Fiscal 2017
	June 30, 2018	July 1, 2017	July 2, 2016	Change	%	Change	%
Performance Foodservice	$330.6	$320.0	$303.2	$10.6	3.3	$16.8	5.5
PFG Customized	29.5	25.3	34.1	4.2	16.6	(8.8)	(25.8)
Vistar	133.1	117.7	110.1	15.4	13.1	7.6	6.9
Corporate & All Other	(109.1)	(124.3)	(130.4)	15.2	12.2	6.1	4.7
Total EBITDA	$384.1	$338.7	$317.0	$45.4	13.4	$21.7	6.8

Segment Results—Performance Foodservice

Fiscal year ended June 30, 2018 compared to fiscal year ended July 1, 2017

Net Sales

Net sales for Performance Foodservice increased $608.8 million, or 6.2%, from fiscal 2017 to fiscal 2018. The increase in net sales was attributable to growth in cases sold, as well as an increase in selling price per case as a result of inflation. Case growth in fiscal 2018 was driven by securing new independent customers and further penetrating existing customers. Securing new and expanded business with independent customers resulted in independent sales growth of approximately 8.4% in fiscal 2018 compared to fiscal 2017. For fiscal 2018, independent sales as a percentage of total segment sales were 45.2%.

EBITDA

EBITDA for Performance Foodservice increased $10.6 million, or 3.3%, from fiscal 2017 to fiscal 2018. This increase was the result of an increase in gross profit, partially offset by an increase in operating expenses excluding depreciation and amortization. Gross profit increased by 6.0% in fiscal 2018, compared to the prior fiscal year, as a result of an increase in cases sold, as well as an increase in the gross profit per case. The increase in gross profit per case was driven by a favorable shift in the mix of cases sold toward independent customers and Performance Brands, as well as by an increase in procurement gains. Independent business has higher gross margins than Chain customers within this segment.

Operating expenses excluding depreciation and amortization for Performance Foodservice increased by $77.1 million, or 6.8%, from fiscal 2017 to fiscal 2018. Operating expenses increased as a result of an increase in case volume and the resulting impact on variable operational and selling expenses, as well as investments in selling, warehouse, and delivery personnel. Operating expenses also increased as a result of a $10.3 million increase in fuel expense, which mostly occurred in the second half of fiscal 2018.

Depreciation of fixed assets and amortization of intangible assets recorded in this segment increased from $57.4 million in fiscal 2017 to $58.7 million in fiscal 2018. This increase was a result of recent acquisitions, computer software, capital leases and warehouse expansion, partially offset by a decrease in amortization of intangible assets since certain intangibles are now fully amortized.

Fiscal year ended July 1, 2017 compared to fiscal year ended July 2, 2016

Net Sales

Net sales for Performance Foodservice increased $206.1 million, or 2.1%, from fiscal 2016 to fiscal 2017. This increase in net sales was attributable to growth in cases sold, partially offset by the 53rd week in fiscal 2016. Net sales for the extra week in fiscal 2016 were approximately $188.0 million. Case growth in fiscal 2017 was driven by securing new independent customers and further penetrating existing customers. Securing new and expanded business with independent customers resulted in independent sales growth of approximately 4.6% in fiscal 2017 compared to fiscal 2016. For fiscal 2017, independent sales as a percentage of total segment sales were 44.4%.

EBITDA

EBITDA for Performance Foodservice increased $16.8 million, or 5.5%, from fiscal 2016 to fiscal 2017. This increase was the result of an increase in gross profit, partially offset by an increase in operating expenses, excluding depreciation and amortization. Gross profit increased by 4.4% in fiscal 2017, compared to the prior fiscal year, as a result of an increase in cases sold, as well as an increase in the gross profit per case, partially offset by gross profit of approximately $28.3 million in the extra week in fiscal 2016. The increase in gross profit per case was driven by a favorable shift in the mix of cases sold toward independent customers and Performance Brands, as well as by an increase in procurement gains. Independent business has higher gross margins than Chain customers within this segment.

Operating expenses, excluding depreciation and amortization, for Performance Foodservice increased by $45.3 million, or 4.1%, from fiscal 2016 to fiscal 2017. Operating expenses increased as a result of an increase in case volume and the resulting impact on variable operational and selling expenses, as well as cost of living and other increases in compensation and benefits and increase in costs associated with insurance expense primarily related to workers’ compensation and vehicle liability of $5.9 million. These increases were partially offset by the extra week in fiscal 2016. The Company estimates that operating expenses excluding depreciation and amortization were approximately $21.2 million in the 53rd week of fiscal 2016.

Depreciation of fixed assets and amortization of intangible assets recorded in this segment decreased from $63.2 million in fiscal 2016 to $57.4 million in fiscal 2017, a decrease of 9.2%. These reductions were a result of a decrease in amortization of intangible assets since certain intangibles are now fully amortized.

Segment Results—PFG Customized

Fiscal year ended June 30, 2018 compared to fiscal year ended July 1, 2017

Net Sales

Net sales for PFG Customized decreased $162.3 million, or 4.2%, from fiscal 2017 to fiscal 2018. The decrease in net sales was primarily a result of the Georgia facility that was closed in the fourth quarter of fiscal 2017.  Excluding the impact of the closed Georgia facility, net sales would have increased $65.0 million in fiscal 2018 compared to the prior year as a result of an increase in selling price per case driven by a favorable shift in customer mix.

EBITDA

EBITDA for PFG Customized increased $4.2 million, or 16.6%, from fiscal 2017 to fiscal 2018. Excluding the impact of the closed Georgia facility, an increase in gross profit was offset by an increase in operating expenses, excluding depreciation and amortization.  Gross profit for PFG Customized increased primarily as a result of a favorable shift in customer mix.

Operating expenses, excluding depreciation and amortization, decreased by $9.4 million, or 4.5%, in fiscal 2018, compared to the prior year primarily as a result of the closed Georgia facility, partially offset by increases in personnel expenses and fuel expense.

Depreciation of fixed assets and amortization of intangible assets recorded in this segment decreased from $16.1 million in fiscal 2017 to $14.6 million in fiscal 2018. This decrease is primarily a result of lower amortization expense for certain customer relationship intangible assets, which are now fully amortized.

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

Operating expenses, excluding depreciation and amortization, increased by $3.7 million, or 1.8%, in fiscal 2017, compared to the prior year primarily driven by $5.2 million related to the closing of the Georgia facility, partially offset by $3.8 million of expense in the 53rd week in fiscal 2016.

Depreciation of fixed assets and amortization of intangible assets recorded in this segment increased from $15.4 million in fiscal 2016 to $16.1 million in fiscal 2017, an increase of 4.5%. The increase was primarily a result of the accelerated amortization of customer relationship intangible assets in the first quarter of fiscal 2017 due to volume declines for certain customers.

Segment Results—Vistar

Fiscal year ended June 30, 2018 compared to fiscal year ended July 1, 2017

Net Sales

Net sales for Vistar increased $337.4 million, or 11.2%, from fiscal 2017 to fiscal 2018. This increase was driven by case sales growth in the segment’s theater and retail channels, as well as recent acquisitions.

EBITDA

EBITDA for Vistar increased $15.4 million, or 13.1%, from fiscal 2017 to fiscal 2018. Gross profit dollar growth of $72.5 million, or 18.4% for fiscal 2018 compared to fiscal 2017, was driven by an increase in the number of cases sold, as well as an increase in gross profit per case.  The increase in gross profit per case was driven by a favorable shift in channel mix, as well as by an increase in procurement gains.

Operating expenses, excluding depreciation and amortization, increased $57.7 million, or 20.9%, for fiscal 2018 compared to the prior year. Operating expenses increased primarily as a result of an increase in case volume and the resulting impact on variable operational and selling expenses, as well as cost of living and other increases in compensation and benefits.  Operating expenses also increased as a result of recent acquisitions.

Depreciation of fixed assets and amortization of intangible assets recorded in this segment increased from $24.6 million in fiscal 2017 to $27.4 million in fiscal 2018. Amortization of intangible assets increased as a result of recent acquisitions.

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

EBITDA

EBITDA for Vistar increased $7.6 million, or 6.9%, from fiscal 2016 to fiscal 2017. This increase in EBITDA was the result of gross profit dollar growth increasing faster than operating expense dollar growth, excluding depreciation and amortization. Gross profit dollar growth of $39.2 million, or 11.0% for fiscal 2017 compared to fiscal 2016, was driven by an increase in the number of cases sold and recent acquisitions, partially offset by gross profit of approximately $7.0 million in the 53rd week in fiscal 2016.

Operating expenses, excluding depreciation and amortization, increased $30.9 million, or 12.6%, for fiscal 2017. Operating expenses increased primarily as a result of investments associated with expansion of geographies served in the dollar store channel, additional expenses related to recent acquisitions and an increase associated with the fourth quarter fiscal 2016 opening of our automated retail facility, partially offset by the 53rd week in fiscal 2016. The Company estimates that operating expenses excluding depreciation and amortization were approximately $4.9 million in the 53rd week of fiscal 2016.

Depreciation of fixed assets and amortization of intangible assets recorded in this segment increased from $18.2 million in fiscal 2016 to $24.6 million in fiscal 2017, an increase of 35.2%. Amortization of intangible assets increased as a result of acquisitions over the past year. Depreciation of fixed assets increased as a result of capital outlays primarily related to fleet.

Segment Results—Corporate & All Other

Fiscal year ended June 30, 2018 compared to fiscal year ended July 1, 2017

Net Sales

Net sales for Corporate & All Other increased $101.6 million from fiscal 2017 to fiscal 2018. The increase was primarily attributable to recent acquisitions and an increase in logistics services provided to our other segments.

EBITDA

EBITDA for Corporate & All Other was a negative $109.1 million for fiscal 2018 compared to a negative $124.3 million for fiscal 2017. The improvement in EBITDA was primarily driven by contributions from recent acquisitions and decreases in professional and other services fees of $4.5 million, personnel expenses of $4.4 million, advisory fees of $2.6 million, and insurance of $2.3 million, partially offset by an increase in stock-based compensation expense of $4.3 million.

Depreciation of fixed assets and amortization of intangible assets recorded in this segment increased from $28.0 million in fiscal 2017 to $29.4 million in fiscal 2018. The increase was primarily a result of amortization related to recent acquisitions.

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

EBITDA

EBITDA for Corporate & All Other was a negative $124.3 million for fiscal 2017 compared to a negative $130.4 million for fiscal 2016. The improvement in EBITDA was primarily driven by recent acquisitions and a $5.5 million decrease in other expenses related to derivative activity, partially offset by an increase in personnel expenses and a $0.8 million increase in professional and legal fees including settlements.

Depreciation of fixed assets and amortization of intangible assets recorded in this segment increased from $21.8 million in fiscal 2016 to $28.0 million in fiscal 2017. The increase was primarily a result of amortization related to recent acquisitions.

Quarterly Results and Seasonality

Historically, the food-away-from-home and foodservice distribution industries are seasonal, with lower profit in the first and third quarters of each calendar year. Consequently, we typically experience lower operating profit during our first and third fiscal quarters, depending on the timing of acquisitions, if any.

Financial information for each quarter of fiscal 2018 and fiscal 2017 is set forth below:

Fiscal Year Ended June 30, 2018
(In millions, except per share data)	Q1	Q2	Q3	Q4
Net sales	$4,364.9	$4,311.1	$4,349.2	$4,594.7
Cost of goods sold	3,810.2	3,743.5	3,790.5	3,982.9
Gross profit	554.7	567.6	558.7	611.8
Operating expenses	504.2	518.5	498.6	518.0
Operating profit	50.5	49.1	60.1	93.8
Other expense, net:
Interest expense	14.6	15.1	15.2	15.5
Other, net	(0.3)	(0.1)	0.1	(0.2)
Other expense, net	14.3	15.0	15.3	15.3
Income before taxes	36.2	34.1	44.8	78.5
Income tax expense (benefit)	13.6	(43.9)	11.1	14.1
Net income	$22.6	$78.0	$33.7	$64.4
Weighted-average common shares outstanding:
Basic	100.9	101.4	102.7	103.1
Diluted	103.9	104.5	104.5	104.9
Earnings per common share:
Basic	$0.22	$0.77	$0.33	$0.62
Diluted	$0.22	$0.75	$0.32	$0.61

Fiscal Year Ended July 1, 2017
(In millions, except per share data)	Q1	Q2	Q3	Q4
Net sales	$4,046.1	$4,051.8	$4,235.0	$4,428.9
Cost of goods sold	3,534.8	3,534.6	3,713.6	3,854.0
Gross profit	511.3	517.2	521.4	574.9
Operating expenses	479.7	465.9	474.7	493.5
Operating profit	31.6	51.3	46.7	81.4
Other expense, net:
Interest expense	12.9	13.6	14.0	14.4
Other, net	(0.8)	(0.5)	(0.2)	(0.1)
Other expense, net	12.1	13.1	13.8	14.3
Income before taxes	19.5	38.2	32.9	67.1
Income tax expense	7.3	15.3	12.1	26.7
Net income	$12.2	$22.9	$20.8	$40.4
Weighted-average common shares outstanding:
Basic	99.9	100.1	100.3	100.6
Diluted	102.8	102.7	102.8	103.7
Earnings per common share:
Basic	$0.12	$0.23	$0.21	$0.40
Diluted	$0.12	$0.22	$0.20	$0.39

Liquidity and Capital Resources

We have historically financed our operations and growth primarily with cash flows from operations, borrowings under our credit facility, operating and capital leases, and normal trade credit terms. We have typically funded our acquisitions with additional borrowings under our credit facility. Our working capital and borrowing levels are subject to seasonal fluctuations, typically with the lowest borrowing levels in the third and fourth fiscal quarters and the highest borrowing levels occurring in the first and second fiscal quarters. We believe that our cash flows from operations and available borrowing capacity will be sufficient both to meet our anticipated cash requirements over at least the next 12 months and to maintain sufficient liquidity for normal operating purposes.

At June 30, 2018, our cash balance totaled $17.8 million, including restricted cash of $10.3 million, as compared to a cash balance totaling $21.0 million, including restricted cash of $12.9 million, at July 1, 2017. This decrease in cash during fiscal 2018 was attributable to net cash used in investing activities and financing activities of $209.4 million and $160.8 million, respectively, which was partially offset by net cash provided by operating activities of $367.0 million. We borrow under the ABL Facility or pay it down regularly based on our cash flows from operating and investing activities. Our practice is to minimize interest expense while maintaining reasonable liquidity.

As market conditions warrant, we may from time to time seek to repurchase our securities or loans in privately negotiated or open market transactions, by tender offer or otherwise. Any such repurchases may be funded by incurring new debt, including additional borrowings under our ABL Facility.  In addition, depending on conditions in the credit and capital markets and other factors, we will, from time to time, consider other financing transactions, the proceeds of which could be used to refinance our indebtedness, make investments or acquisitions or for other purposes.  Any new debt may be secured debt.

On October 6, 2015, we completed our initial public offering (“IPO”) of 16,675,000 shares of common stock for an offering price of $19.00 per share ($17.955 per share net of underwriting discounts), including the exercise in full by the underwriters of their option to purchase additional shares. We sold an aggregate of 12,777,325 shares of such common stock and certain selling stockholders sold 3,897,675 shares. The aggregate offering price of the amount of newly issued common stock was $242.8 million. In connection with the offering, we paid the underwriters a discount of $1.045 per share, for a total underwriting discount of $13.4 million. In addition, we incurred direct offering expenses consisting of legal, accounting, and printing costs of $5.8 million in connection with the IPO, of which $3.0 million was paid during fiscal 2016. We used the net proceeds to us from the IPO after deducting the underwriting discount and our direct offering expenses to repay $223.0 million aggregate principal amount of indebtedness under a credit agreement providing for a term loan facility (the “Term Facility”). We used the remainder of the net proceeds for general corporate purposes.

On February 1, 2016, Performance Food Group, Inc. amended and restated the ABL Facility to increase the aggregate principal amount from $1.4 billion to $1.6 billion, lower interest rates for LIBOR based loans, extend the maturity from May 2017 to February 2021, and modify triggers and provisions related to certain reporting, financial, and negative covenants. The total size of the facility immediately increased the effective borrowing capacity under the ABL Facility since borrowing base assets exceeded the facility size prior to the amendment. Approximately $6.8 million of fees and expenses were incurred for the amendment, which were included as deferred financing costs and will be amortized over the remaining term of the ABL Facility. Of this amount, $6.6 million was paid during fiscal 2016. In connection with the closing of this amendment, Performance Food Group, Inc. borrowed $200.0 million under the ABL Facility and used the proceeds to repay $200.0 million aggregate principal amount of loans under the Term Facility.

On May 17, 2016, Performance Food Group, Inc. issued and sold $350.0 million aggregate principal amount of its 5.500% Senior Notes due 2024 (the “Notes”), pursuant to an indenture dated as of May 17, 2016, that is jointly and severally guaranteed by PFGC, Inc. (“PFGC”), a wholly-owned subsidiary of the Company, and all domestic direct and indirect wholly-owned subsidiaries of PFGC (other than captive insurance subsidiaries and other excluded subsidiaries). The proceeds from the Notes were used to pay in full the remaining outstanding $306.4 million aggregate principal amount of loans under the Term Facility and to terminate the Term Facility; to temporarily repay a portion of the outstanding borrowings under the ABL Facility; and to pay the fees, expenses, and other transaction costs incurred in connection with the Notes. Approximately $7.2 million of fees and expenses were incurred and paid during fiscal 2016 in connection with the Notes. Of the amount of fees incurred, $2.5 was included as deferred financing costs and will be amortized over the remaining term of the Notes, $2.1 million was included in loss on extinguishment of debt within interest expense related to the portion of the Term Facility repayment deemed an extinguishment, and $2.6 million was recorded to Operating expenses for the portion of the Term Facility deemed a modification.

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

Operating Activities

Fiscal year ended June 30, 2018 compared to fiscal year ended July 1, 2017

During fiscal 2018 and fiscal 2017, our operating activities provided cash flow of $367.0 million and $201.7 million, respectively. The increase in cash flows provided by operating activities in fiscal 2018 compared to fiscal 2017 was largely driven by higher operating income, improved working capital management and lower taxes paid.

Fiscal year ended July 1, 2017 compared to fiscal year ended July 2, 2016

During fiscal 2017 and fiscal 2016, our operating activities provided cash flow of $201.7 million and $228.5 million, respectively.

Fiscal 2016 cash flows provided by operating activities included a $25.0 million break-up fee payment received related to the terminated agreement to acquire 11 US Foods facilities from Sysco and US Foods. Excluding this fee, cash flows provided by operating activities during fiscal 2016 were $203.5 million. The remaining $1.8 million decrease, excluding the break-up fee payment, in cash flows provided by operating activities for fiscal 2017 compared to fiscal 2016 was largely driven by an increase in our net working capital investment, partially offset by lower cash income tax payments as a result of timing of the payments and lower cash interest payments as a result of debt pay down associated with the IPO and subsequent refinancings, as well as changes in the timing of payments. Our net working capital, which includes accounts receivable, inventories, accounts payable and outstanding checks in excess of deposits, fluctuates with our sales growth.

Investing Activities

Cash used in investing activities totaled $209.4 million in fiscal 2018 compared to $332.0 million in fiscal 2017 and $157.6 million in fiscal 2016. These investments consisted primarily of capital purchases of property, plant, and equipment of $140.1 million, $140.2 million and $119.7 million for fiscal years 2018, 2017 and 2016, respectively, and payments for business acquisitions of $71.1 million, $192.9 million and $39.0 million for fiscal years 2018, 2017 and 2016, respectively. In fiscal 2018, purchases of property, plant, and equipment primarily consisted of equipment, transportation and information technology, as well as outlays for warehouse expansions and improvements.

The following table presents the capital purchases of property, plant, and equipment by segment:

	Fiscal Year Ended
(Dollars in millions)	June 30, 2018	July 1, 2017	July 2, 2016
Performance Foodservice	$83.8	$91.6	$67.5
PFG Customized	16.6	9.5	8.2
Vistar	18.4	6.4	13.4
Corporate & All Other	21.3	32.7	30.6
Total capital purchases of property, plant and equipment	$140.1	$140.2	$119.7

As of June 30, 2018, the Company had commitments of $7.0 million for capital projects related to warehouse expansion and improvements, warehouse equipment and information technology equipment and software. The Company anticipates using cash flows from operations or borrowings from the ABL Facility to fulfill these commitments.

Financing Activities

During fiscal 2018, net cash used in financing activities was $160.8 million, which consisted primarily of $119.8 million in net payments under our ABL Facility and cash paid for shares withheld to cover taxes of $28.2 million related to restricted stock vestings.

During fiscal 2017, net cash provided by financing activities was $127.5 million, which consisted primarily of $134.9 million in net borrowings under our ABL Facility.

During fiscal 2016, net cash used in financing activities was $76.5 million, which consisted primarily of payments of $736.9 million on our Term Loan Facility, partially offset by $350.0 million in proceeds from the issuance of Notes, $226.4 million in net proceeds from our IPO and $99.3 million in net borrowings under our ABL Facility.

The following describes our financing arrangements as of June 30, 2018:

ABL Facility: PFGC, Inc. (“PFGC”), a wholly-owned subsidiary of the Company, is a party to the ABL Facility, which has an aggregate principal amount of $1.95 billion and matures February 2021. The ABL Facility is secured by the majority of the tangible assets of PFGC and its subsidiaries. Performance Food Group, Inc., a wholly-owned subsidiary of PFGC, is the lead borrower under the ABL Facility, which is jointly and severally guaranteed by PFGC and all material domestic direct and indirect wholly-owned subsidiaries of PFGC (other than captive insurance subsidiaries and other excluded subsidiaries). Availability for loans and letters of credit under the ABL Facility is governed by a borrowing base, determined by the application of specified advance rates against eligible assets, including trade accounts receivable, inventory, owned real properties, and owned transportation equipment. The borrowing base is reduced quarterly by a cumulative fraction of the real properties and transportation equipment values. Advances on accounts receivable and inventory are subject to change based on periodic commercial finance examinations and appraisals, and the real property and transportation equipment values included in the borrowing base are subject to change based on periodic appraisals. Audits and appraisals are conducted at the direction of the administrative agent for the benefit and on behalf of all lenders.

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

The following table summarizes outstanding borrowings, availability, and the average interest rate under the ABL Facility:

(Dollars in millions)	As of June 30, 2018	As of July 1, 2017
Aggregate borrowings	$780.1	$899.9
Letters of credit	121.3	105.5
Excess availability, net of lenders’ reserves of $12.1 and $11.2, respectively	854.2	594.6
Average interest rate	3.52%	2.59%

The ABL Facility contains covenants requiring the maintenance of a minimum consolidated fixed charge coverage ratio if excess availability falls below the greater of (i) $160.0 million and (ii) 10% of the lesser of the borrowing base and the revolving credit facility amount for five consecutive business days. The ABL Facility also contains customary restrictive covenants that include, but are not limited to, restrictions on PFGC’s ability to incur additional indebtedness, pay dividends, create liens, make investments or specified payments, and dispose of assets. The ABL Facility provides for customary events of default, including payment defaults and cross-defaults on other material indebtedness. If an event of default occurs and is continuing, amounts due under such agreement may be accelerated and the rights and remedies of the lenders under the ABL Facility may be exercised, including rights with respect to the collateral securing the obligations under such agreement.

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

The ABL Facility and the indenture governing the Notes contain customary restrictive covenants under which all of the net assets of PFGC and its subsidiaries were restricted from distribution to Performance Food Group Company, except for approximately $486.0 million of restricted payment capacity available under such debt agreements, as of June 30, 2018. Such minimum estimated restricted payment capacity is calculated based on the most restrictive of our debt agreements and may fluctuate from period to period, which fluctuations may be material.  Our restricted payment capacity under other debt instruments to which the Company is subject may be materially higher than the foregoing estimate.

As of June 30, 2018, we were in compliance with all of the covenants under the ABL Facility and Notes.

Unsecured Subordinated Promissory Note. In connection with an acquisition, Performance Food Group, Inc. issued a $6.0 million interest only, unsecured subordinated promissory note on December 21, 2012, bearing an interest rate of 3.5%. The $6.0 million promissory note was paid off in December 2017.

Contractual Cash Obligations

The following table sets forth our significant contractual cash obligations as of June 30, 2018. The years below represent our fiscal years.

	Payments Due by Period
(Dollars in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt	$1,130.1	$—	$780.1	$—	$350.0
Capital and finance lease obligations(1)	82.9	12.1	19.6	17.7	33.5
Property, plant, and equipment, financed	2.8	2.8	—	—	—
Unrecognized tax benefits and interest(2)	1.4	0.2	—	—	—
Interest payments related to long-term debt(3)	181.5	44.6	79.1	38.5	19.3
Long-term operating leases	450.4	91.5	146.8	92.6	119.5
Purchase obligations(4)	26.4	14.1	6.0	1.6	4.7
Multiemployer pension plan(5)	5.1	0.3	0.7	0.7	3.4
Total contractual cash obligations	$1,880.6	$165.6	$1,032.3	$151.1	$530.4

(1)	The amounts reflected in the table include the interest component of the lease payments.
(2)

Includes unrecognized tax benefits under accounting standards related to uncertain tax positions. As of June 30, 2018, we had a liability of $1.2 million for unrecognized tax benefits for all tax jurisdictions and less than $0.2 million for related interest that could result in cash payments. We are not able to reasonably estimate the timing of payments of the amount by which the liability will increase or decrease over time. Accordingly, we only reflected the balances we could reasonably estimate in the “Payments Due by Period” section of the table.

(3)

Includes payments on our floating rate debt based on rates as of June 30, 2018, assuming the amount remains unchanged until maturity. The impact of our outstanding floating-to-fixed interest rate swap on the floating rate debt interest payments is included as well based on the floating rates in effect as of June 30, 2018.

(4)

For purposes of this table, purchase obligations include agreements for purchases related to capital projects and services in the normal course of business, for which all significant terms have been confirmed. The amounts included above are based on estimates. Purchase obligations also include amounts committed to various capital projects in process or scheduled to be completed in the coming year, as well as a minimum amount due for various Company meetings and conferences.

(5)

Represents the voluntary withdrawal liability recorded related to the withdrawal from the Central States Southeast and Southwest Areas Pension Fund (“Central States Pension Fund”) and excludes normal contributions required under our collective bargaining agreements. See Note 15 Commitments and Contingencies to our audited consolidated financial statements included in Item 8 for further discussion.

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

Total assets for Performance Foodservice increased $106.7 million from $2,161.2 million as of July 1, 2017 to $2,267.9 million as of June 30, 2018. During this time period, this segment increased its property, plant, and equipment and inventory, which was partially offset by a decrease in intangible assets.

Total assets for PFG Customized decreased $22.8 million from $667.1 million as of July 1, 2017 to $644.3 million as of June 30, 2018. During this time period, this segment decreased its accounts receivable.

Total assets for Vistar increased $84.5 million from $654.5 million as of July 1, 2017 to $739.0 million as of June 30, 2018. During this time period, this segment increased its accounts receivable, goodwill, and intangible assets, primarily due to acquisitions.

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

Inventory Valuation

Our inventories consist primarily of food and non-food products. We primarily value inventories at the lower of cost or market using the first-in, first-out method (“FIFO”). FIFO was used for approximately 91% of total inventories at June 30, 2018. The remainder of the inventory was valued using LIFO method using the link chain technique of the dollar value method. We adjust our inventory balances for slow-moving, excess, and obsolete inventories. These adjustments are based upon inventory category, inventory age, specifically identified items, and overall economic conditions.

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

Income Taxes

We follow Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740-10, Income Taxes—Overall, which requires the use of the asset and liability method of accounting for deferred income taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Future tax benefits, including net operating loss carry-forwards, are recognized to the extent that realization of such benefits is more likely than not. Uncertain tax positions are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, developments in case law, and closing of statutes of limitations. Such adjustments are reflected in the tax provision as appropriate.

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

We apply the guidance in FASB Accounting Standards Update (“ASU”) 2011-08 “Intangibles—Goodwill and Other—Testing Goodwill for Impairment,” which provides entities with an option to perform a qualitative assessment (commonly referred to as “step zero”) to determine whether further quantitative analysis for impairment of goodwill is necessary. In performing step zero for our goodwill impairment test, we are required to make assumptions and judgments, including but not limited to the following: the evaluation of macroeconomic conditions as related to our business, industry and market trends, and the overall future financial performance of our reporting units and future opportunities in the markets in which they operate. If impairment indicators are present after performing step zero, we would perform a quantitative impairment analysis to estimate the fair value of goodwill.

During fiscal 2018 and fiscal 2017, we performed the step zero analysis for our goodwill impairment test. As a result of our step zero analysis, no further quantitative impairment test was deemed necessary for fiscal 2018 and fiscal 2017. There were no impairments of goodwill or intangible assets with indefinite lives for fiscal 2018 and fiscal 2017.

Recently Issued Accounting Pronouncements

Refer to Note 3 Recently Issued Accounting Pronouncements within the Notes to Consolidated Financial Statements included in Item 8 for a full description of recent accounting pronouncements including the respective expected dates of adoption and expected effects on the Company’s consolidated financial statements.

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

As of June 30, 2018, our subsidiary, Performance Food Group, Inc., had eight interest rate swaps with a combined value of $650.0 million notional amount that were designated as cash flow hedges of interest rate risk. See Note 9 Derivatives and Hedging Activities within the Notes to Consolidated Financial Statements included in Item 8 for further discussion of these interest rate swaps.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction impacts earnings. The ineffective portion of the change in fair value of derivatives is recognized directly in earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next twelve months, we estimate that gains of approximately $4.1 million will be reclassified as a decrease to interest expense.

Based on the fair values of these interest rate swaps as of June 30, 2018, a hypothetical 100 bps decrease in LIBOR would result in a loss of $9.0 million and a hypothetical 100 bps increase in LIBOR would result in a gain of $8.7 million within accumulated other comprehensive income.

Assuming an average daily balance on our ABL Facility of approximately $950.0 million, approximately $350.0 million of our outstanding long-term debt is fixed through interest rate swap agreements over the next twelve months and approximately $600.0 million represents variable-rate debt. A hypothetical 100 bps increase in LIBOR on our variable-rate debt would lead to an increase of approximately $6.0 million in annual cash interest expense.

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

As of June 30, 2018, we had collars in place for approximately 13% of the gallons we expect to use over the twelve months following June 30, 2018. These fuel collars do not qualify for hedge accounting treatment for reasons discussed in Note 9. Derivatives and Hedging Activities within the Notes to Consolidated Financial Statements included in Item 8. Therefore, these collars are recorded at fair value as either an asset or liability on the balance sheet. Any changes in fair value are recorded in the period of the change as unrealized gains or losses on fuel hedging instruments.  A hypothetical 10% increase or decrease in expected diesel fuel prices would result in an immaterial gain or loss for these derivative instruments.

Our fuel purchases occur at market prices. Using published market price projections for diesel and estimates of fuel consumption, a 10% hypothetical increase in diesel prices from the market price would result in a potential increase of approximately $11.1 million in fuel costs included in Operating expenses. As discussed above, this increase in fuel costs would be partially offset by fuel surcharges passed through to our customers.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

Audited Consolidated Financial Statements as of June 30, 2018 and July 1, 2017 and for the fiscal years ended June 30, 2018, July 1, 2017 and July 2, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and Board of Directors of

Performance Food Group Company

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Performance Food Group Company and subsidiaries (the “Company”) as of June 30, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the fiscal year ended June 30, 2018, of the Company and our report dated August 16, 2018 expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP

Richmond, Virginia

August 16, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and Board of Directors of

Performance Food Group Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Performance Food Group Company and subsidiaries (the “Company”) as of June 30, 2018 and July 1, 2017, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for the fiscal years ended June 30, 2018, July 1, 2017 and July 2, 2016, and the related notes and the schedule listed in the Index at Item 8 (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and July 1, 2017, and the results of its operations and its cash flows for the fiscal years ended June 30, 2018, July 1, 2017 and July 2, 2016, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2018, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 16, 2018 expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

Richmond, Virginia

August 16, 2018

We have served as the Company’s auditor since 2007.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)	As of June 30, 2018	As of July 1, 2017
ASSETS
Current assets:
Cash	$7.5	$8.1
Accounts receivable, less allowances of $19.3 and $17.0	1,065.6	1,028.5
Inventories, net	1,051.9	1,013.3
Prepaid expenses and other current assets	78.5	35.0
Total current assets	2,203.5	2,084.9
Goodwill	740.5	718.6
Other intangible assets, net	193.8	201.1
Property, plant and equipment, net	795.5	740.7
Restricted cash	10.3	12.9
Other assets	57.3	45.9
Total assets	$4,000.9	$3,804.1
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Outstanding checks in excess of deposits	$260.8	$218.2
Trade accounts payable	973.0	907.1
Accrued expenses and other current liabilities	227.8	246.3
Long-term debt—current installments	-	5.8
Capital lease obligations—current installments	8.4	5.9
Total current liabilities	1,470.0	1,383.3
Long-term debt	1,123.0	1,241.9
Deferred income tax liability, net	106.3	103.0
Capital lease obligations, excluding current installments	52.8	44.0
Other long-term liabilities	113.5	106.4
Total liabilities	2,865.6	2,878.6
Commitments and contingencies (Note 15)
Shareholders’ equity:
Common Stock: $0.01 par value per share, 1.0 billion shares authorized, 103.2 million shares issued and outstanding as of June 30, 2018; 1.0 billion shares authorized, 100.8 million shares issued and outstanding as of July 1, 2017	1.0	1.0
Additional paid-in capital	861.2	855.5
Accumulated other comprehensive income, net of tax expense of $2.9 and $1.5	8.3	2.4
Retained earnings	264.8	66.6
Total shareholders’ equity	1,135.3	925.5
Total liabilities and shareholders’ equity	$4,000.9	$3,804.1

See accompanying notes to consolidated financial statements, which are an integral part of these audited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)	Fiscal year ended June 30, 2018	Fiscal year ended July 1, 2017	Fiscal year ended July 2, 2016
Net sales	$17,619.9	$16,761.8	$16,104.8
Cost of goods sold	15,327.1	14,637.0	14,094.8
Gross profit	2,292.8	2,124.8	2,010.0
Operating expenses	2,039.3	1,913.8	1,807.8
Operating profit	253.5	211.0	202.2
Other expense, net:
Interest expense	60.4	54.9	83.9
Other, net	(0.5)	(1.6)	3.8
Other expense, net	59.9	53.3	87.7
Income before taxes	193.6	157.7	114.5
Income tax (benefit) expense	(5.1)	61.4	46.2
Net income	$198.7	$96.3	$68.3
Weighted-average common shares outstanding:
Basic	102.0	100.2	96.4
Diluted	104.6	103.0	98.1
Earnings per common share:
Basic	$1.95	$0.96	$0.71
Diluted	$1.90	$0.93	$0.70

See accompanying notes to consolidated financial statements, which are an integral part of these audited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

($ in millions)	Fiscal year ended June 30, 2018	Fiscal year ended July 1, 2017	Fiscal year ended July 2, 2016
Net income	$198.7	$96.3	$68.3
Other comprehensive income (loss), net of tax:
Interest rate swaps:
Change in fair value, net of tax	5.8	5.7	(5.7)
Reclassification adjustment, net of tax	(0.4)	2.5	4.4
Other comprehensive income (loss)	5.4	8.2	(1.3)
Total comprehensive income	$204.1	$104.5	$67.0

See accompanying notes to consolidated financial statements, which are an integral part of these audited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock							Additional	Accumulated Other	Accumulated	Total
	Class A		Class B			Common Stock		Paid-in	Comprehensive	(Deficit)	Shareholders’
(In millions)	Shares	Amount	Shares	`	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance as of June 27, 2015	86.9	$0.9	—		$—	—	$—	$594.1	$(4.5)	$(97.5)	$493.0
Issuance of common stock under stock-based compensation plans	—	—	—		—	0.2	—	0.4	—	—	0.4
Repurchase of incremental shares of common stock	—	—	—		—	—	—	—	—	—	—
Reclassification of Class A and Class B common stock into a single class	(86.9)	(0.9)	—		—	86.9	0.9	—	—	—	—
Issuance of common stock in initial public offering, net of underwriter commissions and offering costs	—	—	—		—	12.8	0.1	223.5	—	—	223.6
Tax benefit from exercise of stock options	—	—	—		—	—	—	1.6	—	—	1.6
Net income	—	—	—		—	—	—	—	—	68.3	68.3
Interest rate swaps	—	—	—		—	—	—	—	(1.3)	—	(1.3)
Stock-based compensation expense	—	—	—		—	—	—	17.2	—	—	17.2
Balance as of July 2, 2016	—	—	—		—	99.9	1.0	836.8	(5.8)	(29.2)	802.8
Issuance of common stock under stock-based compensation plans	—	—	—		—	0.9	—	0.5	—	—	0.5
Net income	—	—	—		—	—	—	—	—	96.3	96.3
Interest rate swaps	—	—	—		—	—	—	—	8.2	—	8.2
Stock-based compensation expense	—	—	—		—	—	—	17.3	—	—	17.3
Change in accounting principle(1)	—	—	—		—	—	—	0.9	—	(0.5)	0.4
Balance as of July 1, 2017	—	—	—		—	100.8	1.0	855.5	2.4	66.6	925.5
Issuance of common stock under stock-based compensation plans	—	—	—		—	2.4	—	(15.9)	—	—	(15.9)
Net income	—	—	—		—	—	—	—	—	198.7	198.7
Interest rate swaps	—	—	—		—	—	—	—	5.4	—	5.4
Stock-based compensation expense	—	—	—		—	—	—	21.6	—	—	21.6
Change in accounting principle(2)	—	—	—		—	—	—	—	0.5	(0.5)	—
Balance as of June 30, 2018	—	$—	—		$—	103.2	$1.0	$861.2	$8.3	$264.8	$1,135.3

(1)

As of the beginning of fiscal 2017, the Company elected to early adopt the provisions of ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The Company has made a policy election to account for forfeitures as they occur and recorded a cumulative-effect adjustment to Accumulated Deficit as of the date of adoption.

(2)

In the fourth quarter of fiscal 2018, the Company elected to early adopt ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The Company reclassified the stranded tax effects resulting from the Tax Cuts and Jobs Act (the “Act”) from accumulated other comprehensive income to retrained earnings. Refer to Note 3. Recently Issued Accounting Pronouncements for further discussion of the adoption of ASU 2018-02.

See accompanying notes to consolidated financial statements, which are an integral part of these audited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)	Fiscal year ended June 30, 2018	Fiscal year ended July 1, 2017 (1)	Fiscal year ended July 2, 2016 (1)
Cash flows from operating activities:
Net income	$198.7	$96.3	$68.3
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	100.3	91.5	80.5
Amortization of intangible assets	29.8	34.6	38.1
Amortization of deferred financing costs and other	4.6	4.5	20.6
Provision for losses on accounts receivables	12.1	6.0	7.5
Expense related to modification and extinguishment of debt	—	0.1	4.6
Stock compensation expense	21.6	17.3	17.2
Deferred income tax expense (benefit)	1.4	6.3	(0.4)
Change in fair value of derivative assets and liabilities	(0.2)	(1.8)	(0.8)
Other	8.5	(1.1)	1.5
Changes in operating assets and liabilities, net
Accounts receivable	(33.9)	(35.7)	(1.2)
Inventories	(21.8)	(63.8)	(29.6)
Prepaid expenses and other assets	(44.3)	10.3	(34.9)
Trade accounts payable	57.1	(23.2)	17.8
Outstanding checks in excess of deposits	42.6	57.8	31.7
Accrued expenses and other liabilities	(9.5)	2.6	7.6
Net cash provided by operating activities	367.0	201.7	228.5
Cash flows from investing activities:
Purchases of property, plant and equipment	(140.1)	(140.2)	(119.7)
Net cash paid for acquisitions	(71.1)	(192.9)	(39.0)
Proceeds from sale of property, plant and equipment	1.8	1.1	1.1
Net cash used in investing activities	(209.4)	(332.0)	(157.6)
Cash flows from financing activities:
Net (payments) borrowings under ABL Facility	(119.8)	134.9	99.3
Payments on Promissory Note	(6.0)	—	—
Payments on Term Facility	—	—	(736.9)
Borrowings on Notes	—	—	350.0
Payments on financed property, plant and equipment	(1.9)	(1.0)	—
Net proceeds from initial public offering	—	—	226.4
Cash paid for debt issuance, extinguishment and modifications	(1.3)	(0.2)	(13.9)
Cash paid for acquisitions	(9.0)	(1.3)	—
Payments under capital and finance lease obligations	(6.9)	(5.4)	(3.4)
Proceeds from exercise of stock options	12.3	4.0	1.3
Tax benefits from exercise of equity awards	—	—	1.6
Cash paid for shares withheld to cover taxes	(28.2)	(3.5)	(0.9)
Net cash (used in) provided by financing activities	(160.8)	127.5	(76.5)
Net decrease in cash and restricted cash	(3.2)	(2.8)	(5.6)
Cash and restricted cash, beginning of period	21.0	23.8	29.4
Cash and restricted cash, end of period	$17.8	$21.0	$23.8

(1)

The consolidated statements of cash flows for the fiscal years ended July 1, 2017 and July 2, 2016 have been adjusted to reflect the adoption of ASU 2016-08, Statement of Cash Flows (Topic 230): Restricted Cash.  The consolidated statements of cash flows explain the change during the periods in the total of cash and restricted cash. Therefore, restricted cash activity is included with cash when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Cash payments of $7.3 million in fiscal 2016 related to insurance claims paid using restricted cash is classified as a change in Accrued expenses and other liabilities within Net cash provided by operating activities.  Refer to Note 3 for further discussion.

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

(In millions)	Fiscal year ended June 30, 2018	Fiscal year ended July 1, 2017
Cash	$7.5	$8.1
Restricted cash(2)	10.3	12.9
Total cash and restricted cash	$17.8	$21.0
(2)	Restricted cash represents the amounts required by insurers to collateralize a part of the deductibles for the Company’s workers’ compensation and liability claims.

Supplemental disclosures of non-cash transactions are as follows:

(In millions)	Fiscal year ended June 30, 2018	Fiscal year ended July 1, 2017	Fiscal year ended July 2, 2016
Debt assumed through capital lease obligations	$18.2	$23.4	$0.1
Disposal of property, plant and equipment under sale-leaseback transaction	—	3.2	—
Purchases of property, plant and equipment, financed	4.2	0.5	1.0
Purchases of property, plant and equipment, accrued	4.0	—	3.8

Supplemental disclosures of cash flow information are as follows:

(In millions)	Fiscal year ended June 30, 2018	Fiscal year ended July 1, 2017	Fiscal year ended July 2, 2016
Cash paid during the year for:
Interest	$57.5	$51.1	$69.4
Income taxes, net of refunds	33.3	45.7	56.8

See accompanying notes to consolidated financial statements, which are an integral part of these audited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Business Activities

Business Overview

Performance Food Group Company (the “Company”), through its subsidiaries, markets and distributes national and company-branded food and food-related products to customer locations across the United States. The Company serves both of the major customer types in the restaurant industry: (i) independent, or “Street” customers, and (ii) multi-unit, or “Chain” customers, which include regional and national family and casual dining restaurant chains, fast casual chains, and quick-service restaurants. The Company also serves schools, healthcare facilities, business and industry locations, and other institutional customers.

Fiscal Years

The Company’s fiscal year ends on the Saturday nearest to June 30th. This resulted in a 52-week year for fiscal 2018 and fiscal 2017 and a 53-week year for fiscal 2016. References to “fiscal 2018” are to the 52-week period ended June 30, 2018, references to “fiscal 2017” are to the 52-week period ended July 1, 2017, and references to “fiscal 2016” are to the 53-week period ended July 2, 2016.

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

The Company used the net offering proceeds of the IPO, after deducting the underwriting discount and direct offering expenses, to repay $223.0 million aggregate principal amount of indebtedness under a credit agreement providing for a term loan facility (the “Term Facility”). The Company used the remainder of the net proceeds for general corporate purposes.

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

In November 2016, January 2017, February 2017, and May 2017 certain selling stockholders sold an aggregate of 47,592,206 shares of the Company’s common stock in transactions registered under the Securities Act.  The Company did not receive any proceeds from these sales.  As a result of these sales, The Blackstone Group L.P. (“Blackstone”) no longer beneficially owns any shares of the Company’s common stock.

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

Restricted Cash

The Company is required by its insurers to collateralize a part of the deductibles for its workers’ compensation and liability claims. The Company has chosen to satisfy these collateral requirements primarily by depositing funds in trusts or by issuing letters of credit. All amounts in restricted cash at June 30, 2018 and July 1, 2017 represent funds deposited in insurance trusts, and $10.3 million and $10.2 million, respectively, represent Level 1 fair value measurements.

Accounts Receivable

Accounts receivable are comprised of trade receivables from customers in the ordinary course of business, are recorded at the invoiced amount, and primarily do not bear interest. Accounts receivable also includes other receivables primarily related to various rebate and promotional incentives with the Company’s suppliers. Receivables are recorded net of the allowance for doubtful accounts on the accompanying consolidated balance sheets. The Company evaluates the collectability of its accounts receivable based on a combination of factors. The Company regularly analyzes its significant customer accounts, and when it becomes aware of a specific customer’s inability to meet its financial obligations to the Company, such as bankruptcy filings or deterioration in the customer’s operating results or financial position, the Company records a specific reserve for bad debt to reduce the related receivable to the amount it reasonably believes is collectible. The Company also records reserves for bad debt for other customers based on a variety of factors, including the length of time the receivables are past due, macroeconomic considerations, and historical experience. If circumstances related to specific customers change, the Company’s estimates of the recoverability of receivables could be further adjusted. As of June 30, 2018 and July 1, 2017, the allowance for doubtful accounts related to trade receivables was approximately $11.5 million and $11.0 million, respectively, and $7.8 million and $6.0 million, respectively related to other receivables. The Company recorded $12.1 million, $6.0 million, and $7.5 million in provision for doubtful accounts in fiscal 2018, fiscal 2017, and fiscal 2016, respectively.

Inventories

The Company’s inventories consist primarily of food and non-food products. The Company values inventories primarily at the lower of cost or market using the first-in, first-out (“FIFO”) method. At June 30, 2018, the Company’s inventory balance of $1,051.9 million consists primarily of finished goods, $954.8 million of which was valued at FIFO. As of June 30, 2018, $97.1 million of the inventory balance was valued at last-in, first-out (“LIFO”) using the link chain technique of the dollar value method. At June 30, 2018 and July 1, 2017, the LIFO balance sheet reserves were $6.9 million and $6.6 million, respectively. Costs in inventory include the purchase price of the product and freight charges to deliver the product to the Company’s warehouses and are net of certain consideration received from vendors in the amount of $24.3 million and $22.9 million as of June 30, 2018 and July 1, 2017, respectively. The Company adjusts its inventory balances for slow-moving, excess, and obsolete inventories. These adjustments are based upon inventory category, inventory age, specifically identified items, and overall economic conditions. As of June 30, 2018 and July 1, 2017, the Company had adjusted its inventories by approximately $4.0 million and $4.5 million, respectively.

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

Impairment of Long-Lived Assets

Long-lived assets held and used by the Company, including intangible assets with definite lives, are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the Company compares the carrying value of the asset or asset group to the projected, undiscounted future cash flows expected to be generated by the long-lived asset or asset group. Based on the Company’s assessments, no impairment losses were recorded in fiscal 2018, fiscal 2017, or fiscal 2016.

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

The Company applies the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2011-08 “Intangibles—Goodwill and Other—Testing Goodwill for Impairment,” which provides entities with an option to perform a qualitative assessment (commonly referred to as “step zero”) to determine whether further quantitative analysis for impairment of goodwill is necessary. In performing step zero for the Company’s goodwill impairment test, the Company is required to make assumptions and judgments including but not limited to the following: the evaluation of macroeconomic conditions as related to the Company’s business, industry and market trends, and the overall future financial performance of its reporting units and future opportunities in the markets in which they operate. If impairment indicators are present after performing step zero, the Company would perform a quantitative impairment analysis to estimate the fair value of goodwill.

During fiscal 2018 and fiscal 2017, the Company performed the step zero analysis for its goodwill impairment test. As a result of the Company’s step zero analysis, no further quantitative impairment test was deemed necessary for fiscal 2018 and fiscal 2017. There were no impairments of goodwill or intangible assets with indefinite lives for fiscal 2018, fiscal 2017, or fiscal 2016.

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

Other Comprehensive Income (Loss) (“OCI”)

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

Revenue is accounted for in accordance with FASB ASC 605-45, “Reporting Revenue Gross as a Principal versus Net as an Agent” (“ASC 605-45”), which addresses reporting revenue either on a gross basis as a principal or a net basis as an agent depending upon the nature of the sales transactions. The Company recognizes revenue on a gross basis when the Company determines the sale meets the conditions of ASC 605-45. The Company weighs the following factors in making its determination:

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

Shipping and Handling Fees and Costs

Shipping and handling fees billed to customers are included in net sales. Estimated shipping and handling costs incurred by the Company of $884.5 million, $807.7 million, and $752.0 million are recorded in operating expenses in the consolidated statement of operations for fiscal 2018, fiscal 2017, and fiscal 2016, respectively.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This ASU requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The ASU requires a retrospective transition method for each period presented. The Company elected to early adopt ASU 2016-18 as of the beginning of fiscal 2018. The statements of cash flows for the fiscal years ended July 1, 2017 and July 2, 2016 include restricted cash with cash when reconciling the beginning-of-period and end-of-period total amounts. As a result of the adoption of ASU 2016-18, cash payments of $7.3 million in fiscal 2016 related to insurance claims paid using restricted cash is classified as a change in Accrued expenses and other liabilities within Net cash provided by operating activities.

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

In February 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The ASU amends ASC 220, “Income Statement—Reporting Comprehensive Income,” to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Act. In addition, under the ASU, an entity will be required to provide certain disclosures regarding stranded tax effects. The ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. The Company elected to early adopt ASU 2018-02 in the fourth quarter of fiscal 2018 on a prospective basis. This ASU did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and has issued subsequent amendments to this guidance. This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue that represents the transfer of promised goods or services to a customer in an amount that reflects the consideration it expects to receive in exchange for those goods or services.

The Company adopted this standard at the beginning of fiscal year 2019 using the modified retrospective approach. The Company has completed its analysis of the new standard and determined that the Company’s customer contracts include one performance obligation which is satisfied once the products are delivered to the customer. Revenue will be recognized at the point in time in which the Company transfers control of the products to the customer. This is consistent with the Company’s current practice of recognizing revenue upon delivery to the customer. For the first quarter of fiscal 2019, the Company will be required to make enhanced revenue disclosures, which will include relevant information about contracts with customers, disaggregated revenues, performance obligations and other items requiring significant judgments and estimates used to recognize revenue. The Company has revised its relevant policies and procedures, as applicable, to meet the new accounting, reporting and disclosure requirements of Topic 606 and has updated internal controls accordingly.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The ASU is a comprehensive new lease accounting model that requires companies to recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. As part of the implementation of this new standard, the Company is in the process of reviewing current accounting policies and assessing the practical expedients allowed under this new guidance. The Company is currently evaluating the impact that the adoption of this ASU will have on its consolidated financial statements, as well as on its systems, processes, and controls to properly account for its leases. The Company is in the process of identifying the complete population of leases affected and determining and gathering all the necessary information required to calculate the lease liabilities and right-of-use assets. In addition the Company is in the process of implementing software to assist with future reporting. For public entities, the ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company will adopt the guidance in fiscal 2020. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provided companies with an additional (and optional) transition method to adopt the new lease standard. Under this new transition method companies would apply the new lease standard at the date of adoption and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. ASC 842, as originally issued, required companies to use a modified retrospective transition approach as of the beginning of the earliest comparable period presented in a company’s financial statements. The Company is in the process of determining which transition method to apply. The Company believes adoption of this standard will have a significant impact on our consolidated financial statements. Information about our undiscounted future lease payments and the timing of those payments is in Note 12. Leases in this Annual Report on Form 10-K (“Form 10-K”).

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

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This ASU expands hedge accounting for both financial and non-financial risk components to better align hedge accounting with a company’s risk management strategies, simplify the application of hedge accounting, and increase transparency as to the scope and results of hedging programs. It also amends the presentation and disclosure requirements and changes how companies assess effectiveness. The ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. For cash flow hedges existing at the adoption date, the standard requires adoption on a modified retrospective basis with a cumulative-effect adjustment to the Consolidated Balance Sheet as of the beginning of the year of adoption. The amendments to presentation guidance and disclosure requirements are required to be adopted prospectively. The Company elected to early adopt ASU 2017-12 as of the beginning of fiscal 2019. Upon adoption of the ASU, the Company concluded that it did not have a material impact on its consolidated financial statements.

4.	Business Combinations

During fiscal year 2018, the Company paid cash of $72.7 million for two acquisitions. During fiscal year 2017, the Company paid cash of $193.6 million for seven acquisitions and during fiscal 2016, the Company paid cash of $39.0 million for two acquisition. These acquisitions did not materially affect the Company’s results of operations.

The following table summarizes the preliminary purchase price allocation for each major class of assets acquired and liabilities assumed for the fiscal 2018 acquisitions.

(In millions)	Fiscal 2018
Net working capital	$24.9
Goodwill	21.3
Other intangible assets	24.7
Property, plant and equipment	1.8
Total purchase price	$72.7

Subsequent to June 30, 2018, the Company paid $31.5 million for an acquisition. The Company is in the process of determining the fair values of the assets acquired and liabilities assumed.

5.	Goodwill and Other Intangible Assets

The Company recorded additions to goodwill in connection with its acquisitions. The goodwill is a result of expected synergies from combined operations of the acquisitions and the Company. The following table presents the changes in the carrying amount of goodwill:

(In millions)	Performance Foodservice	PFG Customized	Vistar	Other	Total
Balance as of July 2, 2016	$405.3	$166.5	$63.0	$39.2	$674.0
Acquisitions—current year	22.9	—	2.3	19.8	45.0
Adjustment related to prior year acquisitions	—	—	(0.4)	—	(0.4)
Balance as of July 1, 2017	428.2	166.5	64.9	59.0	718.6
Acquisitions—current year	—	—	21.3	—	21.3
Adjustment related to prior year acquisitions	0.3	—	—	0.3	0.6
Balance as of June 30, 2018	$428.5	$166.5	$86.2	$59.3	$740.5

The fiscal 2018 adjustment related to prior year acquisitions is the result of net working capital adjustments.

The following table presents the Company’s intangible assets by major category as of June 30, 2018 and July 1, 2017:

	As of June 30, 2018			As of July 1, 2017
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net	Range of Lives
Intangible assets with definite lives:
Customer relationships	$477.3	$(360.4)	$116.9	$457.0	$(337.4)	$119.6	4 – 11 years
Trade names and trademarks	106.0	(95.4)	10.6	106.0	(92.3)	13.7	4 – 9 years
Deferred financing costs	45.5	(38.0)	7.5	44.2	(35.2)	9.0	Debt term
Non-compete	31.2	(17.8)	13.4	26.8	(14.0)	12.8	2 – 5 years
Leases	12.5	(6.6)	5.9	12.5	(6.0)	6.5	Lease term
Technology	26.1	(26.1)	—	26.1	(26.1)	—	5 – 7 years
Total intangible assets with definite lives	$698.6	$(544.3)	$154.3	$672.6	$(511.0)	$161.6
Intangible assets with indefinite lives:
Goodwill	$740.5	$—	$740.5	$718.6	$—	$718.6	Indefinite
Trade names	39.5	—	39.5	39.5	—	39.5	Indefinite
Total intangible assets with indefinite lives	$780.0	$—	$780.0	$758.1	$—	$758.1

For the intangible assets with definite lives, the Company recorded amortization expense of $33.3 million for fiscal 2018, $37.7 million for fiscal 2017, and $42.3 million for fiscal 2016. For the next five fiscal periods and thereafter, the estimated future amortization expense on intangible assets with definite lives are as follows:

(In millions)
2019	$33.7
2020	30.4
2021	29.4
2022	24.2
2023	12.4
Thereafter	24.2
Total amortization expense	$154.3

6.	Concentration of Sales and Credit Risk

The Company had no customers that comprised more than 10% of consolidated net sales for fiscal 2018, fiscal 2017, or fiscal 2016. At June 30, 2018 and July 1, 2017, respectively, the Company had no customers that comprised more than 10% of consolidated accounts receivable. The Company maintains an allowance for doubtful accounts for which details are disclosed in the accounts receivable portion of Note 2, Summary of Significant Accounting Policies and Estimates—Accounts Receivable.

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

7.	Property, Plant, and Equipment

Property, plant, and equipment as of June 30, 2018 and July 1, 2017 consisted of the following:

(In millions)	As of June 30, 2018	As of July 1, 2017	Range of Lives
Buildings and building improvements	$477.1	$452.7	10 – 39 years
Land	48.7	47.9	—
Transportation equipment	152.6	136.4	2 – 10 years
Warehouse and plant equipment	257.5	242.3	3 – 20 years
Office equipment, furniture, and fixtures	279.7	247.8	2 – 10 years
Leasehold improvements	114.0	108.3	Lease term(1)
Construction-in-process	85.2	50.8
	1,414.8	1,286.2
Less: accumulated depreciation and amortization	(619.3)	(545.5)
Property, plant and equipment, net	$795.5	$740.7

(1)	Leasehold improvements are depreciated over the shorter of the useful life of the asset or the lease term.

Total depreciation expense for the fiscal 2018, fiscal 2017, and fiscal 2016 was $100.3 million, $91.5 million, and $80.5 million, respectively, and is included in operating expenses on the consolidated statement of operations.

8.	Debt

The Company is a holding company and conducts its operations through its subsidiaries, which have incurred or guaranteed indebtedness as described below.

Debt consisted of the following:

(In millions)	As of June 30, 2018	As of July 1, 2017
ABL Facility	$780.1	$899.9
5.500% Notes due 2024	350.0	350.0
Promissory Note	—	6.0
Less: Original issue discount and deferred financing costs	(7.1)	(8.2)
Long-term debt	1,123.0	1,247.7
Capital and finance lease obligations	61.2	49.9
Total debt	1,184.2	1,297.6
Less: current installments	(8.4)	(11.7)
Total debt, excluding current installments	$1,175.8	$1,285.9

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

The following table summarizes outstanding borrowings, availability, and the average interest rate under the ABL Facility:

(Dollars in millions)	As of June 30, 2018	As of July 1, 2017
Aggregate borrowings	$780.1	$899.9
Letters of credit	121.3	105.5
Excess availability, net of lenders’ reserves of $12.1 and $11.2, respectively	854.2	594.6
Average interest rate	3.52%	2.59%

The ABL Facility contains covenants requiring the maintenance of a minimum consolidated fixed charge coverage ratio if excess availability falls below the greater of (i) $160.0 million and (ii) 10% of the lesser of the borrowing base and the revolving credit facility amount for five consecutive business days. The ABL Facility also contains customary restrictive covenants that include, but are not limited to, restrictions on PFGC’s ability to incur additional indebtedness, pay dividends, create liens, make investments or specified payments, and dispose of assets. The ABL Facility provides for customary events of default, including payment defaults and cross-defaults on other material indebtedness. If an event of default occurs and is continuing, amounts due under such agreement may be accelerated and the rights and remedies of the lenders under the ABL Facility may be exercised, including rights with respect to the collateral securing the obligations under such agreement.

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

The ABL Facility and the indenture governing the Notes contain customary restrictive covenants under which all of the net assets of PFGC and its subsidiaries were restricted from distribution to Performance Food Group Company, except for approximately $486.0 million of restricted payment capacity available under such debt agreements, as of June 30, 2018. Such minimum estimated restricted payment capacity is calculated based on the most restrictive of our debt agreements and may fluctuate from period to period, which fluctuations may be material.  Our restricted payment capacity under other debt instruments to which the Company is subject may be materially higher than the foregoing estimate.

Term Facility

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

Fiscal year maturities of long-term debt, excluding capital and finance lease obligations, are as follows:

(In millions)
2019	$—
2020	—
2021	780.1
2022	—
2023	—
Thereafter	350.0
Total long-term debt, excluding capital and finance lease obligations	$1,130.1

Capital and Finance Lease Obligations

Performance Food Group, Inc. is a party to facility leases at two Performance Foodservice distribution facilities and several equipment leases that are accounted for as capital leases in accordance with FASB ASC 840-30, Leases—Capital Leases. The charge to income resulting from amortization of these leases is included with depreciation expense in the consolidated statement of operations. The gross and net book values of assets under capital leases on the balance sheet as of June 30, 2018 were $84.9 million and $52.3 million, respectively. The gross and net book values of assets under capital leases on the balance sheet as of July 1, 2017 were $69.7 million and $41.8 million, respectively. Future minimum lease payments under non-cancelable capital lease obligations were as follows as of June 30, 2018:

(In millions)	Capital Leases
2019	$12.1
2020	10.0
2021	9.6
2022	9.4
2023	8.3
Thereafter	33.5
Total future minimum lease payments	82.9
Less: interest	21.7
Present value of future minimum lease payments	$61.2

During the first quarter of fiscal 2015, Performance Food Group, Inc. sold and simultaneously leased back a Vistar distribution facility for a period of two years. As a result of continuing involvement with the property, this transaction did not meet the criteria to qualify as a sale-leaseback. In accordance with FASB ASC 840-40, Leases—Sale Leaseback Transactions, the building and related assets subject to the lease continued to be reflected on the Company’s balance sheet and depreciated over their remaining useful lives. The proceeds received from the sale of the building were recorded as financing lease obligations. This lease ended during fiscal 2017, and, as a result, the net book value of the assets subject to the lease and the corresponding financing obligation was reversed.

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

As of June 30, 2018, Performance Food Group, Inc. had eight interest rate swaps with a combined $650.0 million notional amount. The following table summarizes the outstanding Swap Agreements as of June 30, 2018 (in millions):

Effective Date	Maturity Date	Notional Amount	Fixed Rate Swapped
August 9, 2013	August 9, 2018	$200.0	1.51%
June 30, 2017	June 30, 2019	50.0	1.13%
June 30, 2017	June 30, 2020	50.0	1.23%
June 30, 2017	June 30, 2020	50.0	1.25%
June 30, 2017	June 30, 2020	50.0	1.26%
August 9, 2018	August 9, 2021	75.0	1.21%
August 9, 2018	August 9, 2021	75.0	1.20%
June 30, 2020	December 31, 2021	100.0	2.16%

The tables below present the effect of the interest rate swaps designated in hedging relationships on the consolidated statement of operations for the fiscal years ended June 30, 2018, July 1, 2017 and July 2, 2016:

(in millions)	Fiscal year ended June 30, 2018	Fiscal year ended July 1, 2017	Fiscal year ended July 2, 2016
Amount of (gain) loss recognized in OCI, pre-tax	$(7.9)	$(9.3)	$9.3
Tax expense (benefit)	2.1	3.6	(3.6)
Amount of (gain) loss recognized in OCI, after-tax	$(5.8)	$(5.7)	$5.7
Amount of gain (loss) reclassified from OCI into interest expense, pre-tax	$0.6	$(4.0)	$(7.3)
Tax (expense) benefit	(0.2)	1.5	2.9
Amount of gain (loss) reclassified from OCI into interest expense, after-tax	$0.4	$(2.5)	$(4.4)

As interest payments are made on the Company’s variable rate debt, amounts are reclassified from Accumulated other comprehensive income to Interest expense. The Company recorded a loss of $0.1 million, a gain of $1.5 million, and a loss of $0.5 million related to ineffectiveness on interest rate swaps during the fiscal years ended 2018, 2017, and 2016, respectively. During the twelve months ending June 29, 2019, the Company estimates that gains of approximately $4.1 million will be reclassified to interest expense.

Hedges of Forecasted Diesel Fuel Purchases

From time to time, Performance Food Group, Inc. enters into costless collar arrangements to manage its exposure to variability in cash flows expected to be paid for its forecasted purchases of diesel fuel. As of June 30, 2018, Performance Food Group, Inc. was a party to three such arrangements, with an aggregate 4.5 million gallon original notional amount. The 4.5 million gallon forecasted purchases of diesel fuel are expected to be made between July 1, 2018 and December 31, 2018.

The fuel collar instruments do not qualify for hedge accounting. Accordingly, the derivative instruments are recorded as an asset or liability on the balance sheet at fair value and any changes in fair value are recorded in the period of change as unrealized gains or losses on fuel hedging instruments and included in Other, net in the accompanying consolidated statement of operations.

The Company does not currently have a payable or receivable related to cash collateral for its derivatives, and therefore it has not established an accounting policy for offsetting the fair value of its derivatives against such balances. The table below presents the fair value of the derivative financial instruments as well as their classification on the balance sheet as of June 30, 2018 and July 1, 2017:

(in millions)	Balance Sheet Location	Fair Value as of June 30, 2018	Fair Value as of July 1, 2017
Assets
Derivatives designated as hedges:
Interest rate swaps	Prepaid expenses and other current assets	$4.0	$0.3
Interest rate swaps	Other assets	8.4	5.0
Derivatives not designated as hedges:
Diesel fuel collars	Prepaid expenses and other current assets	0.1	—
Total assets		$12.5	$5.3
Liabilities
Derivatives designated as hedges:
Interest rate swaps	Accrued expenses and other current liabilities	$—	$0.3
Total liabilities		$—	$0.3

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

The Company has elected to present the derivative assets and derivative liabilities on the balance sheet on a gross basis for periods ended June 30, 2018 and July 1, 2017. The tables below present the derivative assets and liability balance, before and after the effects of offsetting, as of June 30, 2018 and July 1, 2017:

	June 30, 2018			July 1, 2017
(In millions)	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amounts	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amounts
Total asset derivatives:	$12.5	$—	$12.5	$5.3	$—	$5.3
Total liability derivatives:	—	—	—	0.3	—	0.3

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

There have been no transfers between levels in the hierarchy from July 1, 2017 to June 30, 2018.

Credit-Risk-Related Contingent Features

The Company has agreements with each of its derivative counterparties that provide that if the Company either defaults or is capable of being declared in default on any of its indebtedness, the Company can also be declared in default on its derivative obligations.

As of June 30, 2018, the aggregate fair value amount of all derivative instruments that contain contingent features were in a net asset position.

10.	Insurance Program Liabilities

The Company maintains high-deductible insurance programs covering portions of general and vehicle liability, workers’ compensation, and group medical insurance. The amounts in excess of the deductibles are fully insured by third-party insurance carriers, subject to certain limitations. A summary of the activity in all types of deductible liabilities appears below:

(In millions)
Balance at June 27, 2015	$84.0
Charged to costs and expenses	146.7
Payments	(143.4)
Balance at July 2, 2016	$87.3
Charged to costs and expenses	165.2
Payments	(154.7)
Balance at July 1, 2017	$97.8
Charged to costs and expenses	164.5
Payments	(154.9)
Balance at June 30, 2018	$107.4

11.	Fair Value of Financial Instruments

The carrying values of cash, accounts receivable, outstanding checks in excess of deposits, trade accounts payable, and accrued expenses approximate their fair values because of the relatively short maturities of those instruments. The derivative assets and liabilities are recorded at fair value on the balance sheet. The fair value of long-term debt, which has a carrying value of $1,123.0 million and $1,247.7 million, is $1,126.7 million and $1,258.3 million at June 30, 2018 and July 1, 2017, respectively, and is determined by reviewing current market pricing related to comparable debt issued at the time of the balance sheet date, and is considered a Level 2 measurement.

12.	Leases

Subsidiaries of the Company lease various warehouse and office facilities and certain equipment under long-term operating lease agreements that expire at various dates. Rent expense for operating leases includes any rent increases, rent holidays, or landlord concessions on a straight-line basis over the lease term. As of June 30, 2018, subsidiaries of the Company are obligated under non-cancelable operating lease agreements to make future minimum lease payments as follows:

(In millions)
2019	$91.5
2020	81.2
2021	65.6
2022	52.9
2023	39.7
Thereafter	119.5
Total minimum lease payments	$450.4

Rent expense for operating leases was $119.9 million for fiscal 2018, $115.7 million for fiscal 2017, and $105.7 million for fiscal 2016. A subsidiary of the Company has posted letters of credit as collateral supporting certain leases. These letters of credit are included in the total outstanding letters of credit under the ABL Facility as discussed in Note 8, Debt.

Subsidiaries of the Company have residual value guarantees to their lessors under certain of their operating leases. These guarantees are discussed in Note 15 Commitments and Contingencies. These residual value guarantees are not included in the above table of future minimum lease payments.

A subsidiary of the Company is a party to several capital leases. See Note 8, Debt for discussion of these leases.

13.	Income Taxes

Income tax expense for fiscal 2018, fiscal 2017 and fiscal 2016 consisted of the following:

(In millions)	For the fiscal year ended June 30, 2018	For the fiscal year ended July 1, 2017	For the fiscal year ended July 2, 2016
Current income tax (benefit) expense:
Federal	$(8.6)	$45.8	$40.2
State	2.1	9.3	6.4
Total current income tax (benefit) expense	(6.5)	55.1	46.6
Deferred income tax (benefit) expense:
Federal	(7.2)	3.6	(1.1)
State	8.6	2.7	0.7
Total deferred income tax expense (benefit)	1.4	6.3	(0.4)
Total income tax (benefit) expense, net	$(5.1)	$61.4	$46.2

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

On December 22, 2017, the Act was signed into law. The Act makes broad and complex changes to the U.S. Internal Revenue Code including, but not limited to: reducing the U.S. federal corporate tax rate from 35% to 21%; creating a new limitation on deductible interest expense; repealing the domestic production activity deduction; providing for bonus depreciation that will allow for full expensing of certain qualified property; and limiting other deductions.

The Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Act. SAB 118 provides a measurement period that should not extend beyond one year from the Act enactment date for companies to complete the accounting under FASB ASC 740, Income Taxes (“ASC 740”). In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete.  To the extent that a company’s accounting for certain income tax effects of the Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Act. The Company has not identified any items for which the income tax effects of the Act have not been substantially completed.

The Company’s effective income tax rate for continuing operations for fiscal 2018, fiscal 2017 and fiscal 2016 was (2.6)%, 39.0%, and 40.3%, respectively. As a result of the reduction in the federal corporate income tax rate to 21% from 35% under the Act, the Company has a blended federal statutory rate of 28% for the fiscal year ending June 30, 2018.  Actual income tax (benefit) expense differs from the amount computed by applying the applicable U.S. federal statutory corporate income tax rate of 28% in fiscal 2018 and 35% in fiscal 2017 and fiscal 2016 to earnings before income taxes as follows:

(In millions)	For the fiscal year ended June 30, 2018	For the fiscal year ended July 1, 2017	For the fiscal year ended July 2, 2016
Federal income tax expense computed at statutory rate	$54.3	$55.2	$40.0
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal income tax benefit	10.4	7.5	4.8
Non-deductible expenses and other	1.7	3.4	2.7
Tax law change	(50.4)	—	—
Stock-based compensation	(20.6)	(4.7)	(1.3)
Other	(0.5)	—	—
Total income tax (benefit) expense, net	$(5.1)	$61.4	$46.2

During the fiscal year ended June 30, 2018, performance vesting criteria for certain stock-based compensation awards was met resulting in a significant permanent tax deduction difference. The impact to the provision for stock-based compensation and the impact of the reduction in tax rate under the Act are summarized as follows:

	Fiscal year ended June 30, 2018
(Dollars in millions)	Income Tax Expense	Effective Tax Rate
Income tax (benefit), reported	$(5.1)	-2.6%
Revaluation of net deferred income tax liability	38.5	19.9%
Other impact of tax law change	11.9	6.1%
Stock-based compensation - performance vesting	15.4	8.0%
Income tax expense, excluding benefits	$60.7	31.4%

Deferred income taxes are recorded based upon the tax effects of differences between the financial statement and tax bases of assets and liabilities and available tax loss and credit carry-forwards. Temporary differences and carry-forwards that created significant deferred tax assets and liabilities were as follows:

(In millions)	As of June 30, 2018	As of July 1, 2017
Deferred tax assets:
Allowance for doubtful accounts	$3.1	$4.0
Inventories	4.3	7.0
Accrued employee benefits	6.9	9.8
Self-insurance reserves	1.6	2.5
Net operating loss carry-forwards	5.8	4.2
Stock-based compensation	6.4	12.0
Deferred rent	0.6	1.0
Other assets	0.9	2.6
Total gross deferred tax assets	29.6	43.1
Less: Valuation allowance	(0.4)	—
Total net deferred tax assets	29.2	43.1
Deferred tax liabilities:
Property, plant, and equipment	82.8	86.8
Other comprehensive income	2.9	1.5
Basis difference in intangible assets	34.1	51.1
Prepaid expenses	15.6	6.5
Other	0.1	0.2
Total deferred tax liabilities	135.5	146.1
Total net deferred income tax liability	$106.3	$103.0

The state net operating loss carry-forwards expire in fiscal years 2018 through 2037. For the fiscal year ending June 30, 2018, the Company established a valuation allowance of $0.4 million, net of federal tax benefit, against deferred tax assets related to certain net operating losses which are not likely to be realized due to limitations on utilization.

The Company records a liability for Uncertain Tax Positions in accordance with FASB ASC 740-10-25, Income Taxes—General—Recognition. The following table summarizes the activity related to unrecognized tax benefits:

(In millions)
Balance as of June 27, 2015	$0.9
Increases due to current year positions	—
Settlements with taxing authorities	(0.1)
Expiration of statutes of limitations	(0.4)
Balance as of July 2, 2016	0.4
Increases due to current year positions	0.5
Increases due to prior years positions	0.6
Expiration of statutes of limitations	(0.2)
Balance as of July 1, 2017	1.3
Increases due to current year positions	0.2
Decreases due to prior years positions	(0.2)
Expiration of statutes of limitations	(0.1)
Balance as of June 30, 2018	$1.2

Included in the balance as of June 30, 2018 and July 1, 2017, is $1.2 million and $1.3 million, respectively, of unrecognized tax benefits that could affect the effective tax rate for continuing operations. The balance in unrecognized tax benefits relates primarily to transfer pricing and state tax issues.

As of June 30, 2018, substantially all federal, state and local, and foreign income tax matters have been concluded for years through fiscal 2014.  The Company does not anticipate that changes in the amount of unrecognized tax benefits over the next twelve months will have a significant impact on its results of operations or financial position.

It is the Company’s practice to recognize interest and penalties related to uncertain tax positions in income tax expense. Approximately $0.2 million and $0.1 million was accrued for interest related to uncertain tax positions as of June 30, 2018 and July 1, 2017, respectively. Net interest expense of less than $0.1 million was recognized in tax expense for fiscal 2018, fiscal 2017 and fiscal 2016.

14.	Retirement Plans

Employee Savings Plans

The Company sponsors the Performance Food Group Employee Savings Plan (the “PFG Savings Plan”). The PFG Savings Plan consists of two components: a defined contribution plan covering substantially all employees (the “401(k) Plan”) and a profit sharing plan. Under the latter, the Company can make a discretionary contribution in a given year, although there is no requirement to do so, and no such contribution was made in fiscal years 2018 or 2017. As of January 1, 2009, the 401(k) plan merged with the Self-Directed Tax Advantaged Retirement (STAR) Plan of PFGC, Inc. (the “STAR Plan”). Employees participating in the 401(k) Plan may elect to contribute between 1% and 50% of their qualified compensation, up to a maximum dollar amount as specified by the provisions of the Internal Revenue Code. The Company matched 100% of the first 3.5% of the employee contributions, resulting in matching contributions of $17.9 million for fiscal 2018, $16.5 million for fiscal 2017, and $16.0 million for fiscal 2016. Associates that were eligible for the annual STAR Plan contribution (an annual amount based on the employee’s salary and years of service) as of December 31, 2008 remained eligible to receive STAR Plan contributions under the merged PFG Savings Plan. STAR Plan contributions made by the Company were $3.9 million for fiscal 2018, $3.9 million for fiscal 2017, and $4.2 million for fiscal 2016.

15.	Commitments and Contingencies

Purchase Obligations

The Company had outstanding contracts and purchase orders for capital projects and services totaling $26.4 million at June 30, 2018. Amounts due under these contracts were not included on the Company’s consolidated balance sheet as of June 30, 2018.

Withdrawn Multiemployer Pension Plans

Until May 2013, Performance Food Group, Inc. participated in the Central States Southeast and Southwest Areas Pension Fund (“Central States Pension Fund”), a multiemployer pension plan administered by the Teamsters Union, pursuant to which Performance Food Group, Inc. was required to make contributions on behalf of certain union employees. The Central States Pension Fund is underfunded and is in critical status as determined by the Pension Benefit Guaranty Corporation. In connection with a renegotiation of the collective bargaining agreement that had previously required the Company’s participation in the Central States Pension Fund, the Company negotiated the termination of its participation in the Central States Pension Fund and the Company has withdrawn. As of June 30, 2018, the outstanding withdrawal liability totaled $5.1 million.

Guarantees

Subsidiaries of the Company have entered into numerous operating leases, including leases of buildings, equipment, tractors, and trailers. Certain of the leases for tractors, trailers, and other vehicles and equipment, provide for residual value guarantees to the lessors. Circumstances that would require the subsidiary to perform under the guarantees include either (1) default on the leases with the leased assets being sold for less than the specified residual values in the lease agreements, or (2) decisions not to purchase the assets at the end of the lease terms combined with the sale of the assets, with sales proceeds less than the residual value of the leased assets specified in the lease agreements. Residual value guarantees under these operating lease agreements typically range between 7% and 20% of the value of the leased assets at inception of the lease. These leases have original terms ranging from 4 to 8 years and expiration dates ranging from 2018 to 2025. As of June 30, 2018, the undiscounted maximum amount of potential future payments for lease guarantees totaled approximately $26.1 million, which would be mitigated by the fair value of the leased assets at lease expiration. The assessment as to whether it is probable that subsidiaries of the Company will be required to make payments under the terms of the guarantees is based upon their actual and expected loss experience. Consistent with the requirements of FASB ASC 460-10-50, Guarantees-Overall-Disclosure, the Company has recorded $0.3 million of the potential future guarantee payments on its consolidated balance sheet as of June 30, 2018.

The Company participates in a purchasing alliance that was formed to obtain better pricing, to expand product options, to reduce internal costs, and to achieve greater inventory turnover. The Company has entered into an agreement to guarantee a portion of the trade payables for such purchasing alliance to their various suppliers as an inducement for these suppliers to extend additional trade credit to the purchasing alliance. In the event of default by the purchasing alliance of their respective trade payables obligations, these suppliers may proceed directly against the Company to collect their trade payables. The terms of this guarantee have an expiration date of June 30, 2019. As of June 30, 2018, the undiscounted maximum amount of potential payments covered by this guarantee totaled $4.0 million. The Company believes that the likelihood of payment under this guarantee is remote and that any fair value attributable to this guarantee is immaterial; therefore, no liability has been recorded for this obligation in the Company’s consolidated balance sheets.

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

In May 2018, the EEOC filed motions for sanctions against us alleging that we failed to preserve certain paper employment applications and e-mails during 2004 – 2009. In the sanctions motions, the EEOC seeks a range of remedies, including but not limited to, a default judgment against us, or alternatively, an order barring us from filing for summary judgment on the EEOC’s pattern and practice claims. We are opposing the motions and will continue to vigorously defend ourselves.

Tax Liabilities

The Company is subject to customary audits by authorities in the jurisdictions where it conducts business in the United States, which may result in assessments of additional taxes.

16.	Related-Party Transactions

Transaction and Advisory Fee Agreement

The Company was a party to an advisory fee agreement pursuant to which affiliates of Blackstone and Wellspring provided management certain strategic and structuring advice and certain monitoring, advising, and consulting services to the Company. The advisory fee agreement provided for the payment by the Company of an annual advisory fee and the reimbursement of out of pocket expenses.  The payments made under this agreement totaled $3.0 million, $5.6 million and $5.0 million for fiscal 2018, fiscal 2017, and fiscal 2016, respectively.

Under its terms, this agreement terminated on October 6, 2017.

Other

The Company participates in and has an equity method investment in a purchasing alliance that was formed to obtain better pricing, to expand product options, to reduce internal costs, and to achieve greater inventory turnover. The Company’s investment in the purchasing alliance was $4.3 million as of June 30, 2018 and $4.6 million as of July 1, 2017. For fiscal 2018, fiscal 2017, and fiscal 2016, the Company recorded purchases of $827.9 million, $802.8 million, and $514.8 million, respectively, through the purchasing alliance.

17.	Earnings Per Share (“EPS”)

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is calculated using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. In computing diluted EPS, the average closing stock price for the period is used in determining the number of shares assumed to be purchased with the proceeds from the exercise of stock options under the treasury stock method. For fiscal 2018 and fiscal 2017, potential common shares of 0.7 million and 0.6 million, respectively, were not included in computing diluted earnings per share because the effect would have been antidilutive.

A reconciliation of the numerators and denominators for the basic and diluted EPS computations is as follows:

(In millions, except per share amounts)	For the fiscal year ended June 30, 2018	For the fiscal year ended July 1, 2017	For the fiscal year ended July 2, 2016
Numerator:
Net Income	$198.7	$96.3	$68.3
Denominator:
Weighted-average common shares outstanding	102.0	100.2	96.4
Dilutive effect of share-based awards	2.6	2.8	1.7
Weighted-average dilutive shares outstanding	104.6	103.0	98.1
Basic earnings per share	$1.95	$0.96	$0.71
Diluted earnings per share	$1.90	$0.93	$0.70

18.	Stock-based Compensation

Performance Food Group Company provides compensation benefits to employees and non-employee directors under share-based payment arrangements. These arrangements are designed to promote the long-term growth and profitability of the Company by providing employees and consultants who are or will be involved in the Company’s growth with an opportunity to acquire an ownership interest in the Company, thereby encouraging them to contribute to and participate in the success of the Company.

The Performance Food Group Company 2007 Management Option Plan (the “2007 Option Plan”)

The 2007 Option Plan allowed for the granting of awards to employees, officers, directors, consultants, and advisors of the Company or its affiliates in the form of nonqualified options. The terms and conditions of awards granted under the 2007 Option Plan were determined by the Board of Directors. The contractual term of the options is ten years.  The Company no longer grants awards from this plan.

Each of the employee awards under the 2007 Option Plan is divided into three equal portions. Tranche I options are subject to time vesting. Tranche II and Tranche III options are subject to both time and performance vesting, including performance criteria based on the internal rate of return and sponsor cash inflows as outlined in the 2007 Option Plan.

Because of the existence of the repurchase rights in the 2007 Option Plan, the weighted average service period initially exceeded the contractual term of the options. The repurchase option feature of this plan terminated upon the date of our IPO and the Company’s management determined that the requisite service period should be reduced from 10.7 years to the 5 year service vesting period. As a result, compensation costs of $3.8 million were recorded in fiscal 2016 related to this change for Tranche I awards.

On July 30, 2015, the Company approved amendments to the 2007 Option Plan to modify the vesting terms of all of the Tranche II and Tranche III options granted pursuant to the 2007 Option Plan. Prior to this amendment, the Company’s assessment of the performance criteria indicated that satisfaction of the performance criteria was not probable and therefore, no compensation expense had been recognized for Tranche II and Tranche III options. The time-based vesting condition did not change and will continue to be satisfied with respect to 20% of the shares underlying these options annually, based on the participant’s continued employment with the Company. The performance-based vesting condition was reduced to reflect changes in the macro-economic conditions following the 2008 recession. In addition, as part of the amendments to the 2007 Option Plan, individuals holding these unvested time and performance-vesting options were allowed the right to exercise such options into restricted shares of the Company’s common stock and to receive a new grant of time and performance-vesting options. On September 30, 2015, 3.73 million options were exchanged for 2.27 million restricted shares and 1.46 million new options.

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

No Tranche I options were granted from the 2007 Option Plan in fiscal 2018 and 2017. The Company estimated the fair value of the Tranche I time vesting options granted in fiscal 2016 below using a Black-Scholes option pricing model with the following weighted average assumptions:

For the fiscal year ended July 2, 2016
Risk-free Interest Rate	1.72%
Dividend Yield	0.00%
Expected Volatility	38.00%
Expected Term (in years)	6.5
Weighted Average Fair Value of Options Granted	$8.99

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

No Tranche II and III options were granted from the 2007 Option Plan in fiscal 2018 and 2017. With the assistance of a specialist, the Company estimated the fair value of the Tranche II and III options and restricted shares with a market condition using a Monte Carlo simulation with the following weighted average assumptions:

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

In total, compensation cost that has been charged against income for the Company’s 2007 Option Plan was $9.5 million, $6.7 million and $13.2 million for fiscal 2018, fiscal 2017 and fiscal 2016, respectively, and it is included within operating expenses in the consolidated statements of operations. The total income tax benefit recognized in the consolidated statements of operations was $3.1 million, $2.6 million and $5.1 million for fiscal 2018, fiscal 2017 and fiscal 2016, respectively. The total unrecognized compensation cost for all awards under the 2007 Option Plan is $0.8 million as of June 30, 2018. This cost is expected to be recognized over a weighted-average period of 1.7 years.

The following table summarizes the stock option activity for fiscal 2018 under the 2007 Option Plan.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding as of July 1, 2017	2,746,041	$14.92
Exercised	(890,855)	$13.90
Forfeited	(68,243)	$19.10
Expired	(15,264)	$10.38
Outstanding as of June 30, 2018	1,771,679	$15.31	5.26	$37.9
Vested or expected to vest as of June 30, 2018	1,771,679	$15.31	5.26	$37.9
Exercisable as of June 30, 2018	1,567,063	$14.81	5.03	$34.3

The intrinsic value of exercised options was $17.1 million, $14.4 million, and $5.7 million for fiscal 2018, fiscal 2017, and fiscal 2016, respectively.

The following table summarizes the changes in nonvested restricted shares for fiscal 2018 under the 2007 Option Plan.

	Shares	Weighted Average Grant Date Fair Value
Nonvested as of July 1, 2017	2,180,278	$8.36
Vested	(2,124,792)	$8.36
Forfeited	(44,260)	$8.35
Nonvested as of June 30, 2018	11,226	$8.38

The Performance Food Group Company 2015 Omnibus Incentive Plan (the “2015 Incentive Plan”)

In July 2015, the Company approved the 2015 Incentive Plan. The 2015 Incentive Plan allows for the granting of awards to current employees, officers, directors, consultants, and advisors of the Company. The terms and conditions of awards granted under the 2015 Option Plan are determined by the Board of Directors. There are 4,850,000 shares of common stock reserved for issuance under the 2015 Incentive Plan, including non-qualified stock options and incentive stock options, stock appreciation rights, restricted shares (time-based and performance-based), and other equity based or cash-based awards. As of June 30, 2018, there are 2,024,518 shares available for grant under the 2015 Incentive Plan. The contractual term of the options granted under the 2015 Incentive Plan is ten years.

Options and time-based restricted shares vest ratably over four years from the date of grant. Performance-based restricted shares vest upon the achievement of a specified Return on Invested Capital (“ROIC”), a performance condition, and a specified Relative Total Shareholder Return (“Relative TSR”), a market condition, at the end of a three year performance period. Actual shares earned range from 0% to 150% of the initial grant, depending upon performance relative to the ROIC and Relative TSR goals.

The fair values of time-based restricted shares and restricted shares with a performance condition were based on the Company’s stock price as of the date of grant. With the assistance of a specialist, the fair value of 59,779 restricted shares granted in fiscal 2018 with a market condition was estimated using a Monte Carlo simulation, which approximated 92% of the Company’s stock price on the date of grant.

The Company estimated the fair value of options granted in the fiscal years below using a Black-Scholes option pricing model with the following weighted average assumptions:

	For the fiscal year ended June 30, 2018	For the fiscal year ended July 1, 2017	For the fiscal year ended July 2, 2016
Risk-free Interest Rate	2.00%	1.30%	1.56%
Dividend Yield	0.00%	0.00%	0.00%
Expected Volatility	32.00%	33.00%	37.94%
Expected Term (in years)	6.25	6.25	6.25
Weighted Average Fair Value of Awards Granted	$10.22	$9.10	$7.55

The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected holding period. The Company assumed a dividend yield of zero percent when valuing the grants under the 2015 Incentive Plan because the Company announced that it does not intend to pay dividends on its common stock. Expected volatility is based on the expected volatilities of comparable peer companies that are publicly traded. The expected term represents the period of time that awards granted are expected to be outstanding. The Company elected to use the simplified method to estimate the expected holding period because we do not have sufficient information to understand post vesting exercise behavior. As such, we will continue to use this methodology until such time we have sufficient history to provide a reasonable basis on which to estimate the expected term.

The compensation cost that has been charged against income for the Company’s 2015 Incentive Plan was $12.1 million for fiscal 2018, $10.6 million for fiscal 2017 and $4.0 million for fiscal 2016, and it is included within operating expenses in the consolidated statement of operations. The total income tax benefit recognized in the consolidated statements of operations was $3.9 million in fiscal 2018, $4.1 million in fiscal 2017, and $1.6 million in fiscal 2016. Total unrecognized compensation cost for all awards under the 2015 Incentive Plan is $26.5 million as of June 30, 2018. This cost is expected to be recognized over a weighted-average period of 2.5 years.

The following table summarizes the stock option activity for fiscal 2018 under the 2015 Incentive Plan.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding as of July 1, 2017	574,717	$24.62
Granted	323,430	$28.80
Exercised	(24,491)	$24.24
Forfeited	(20,006)	$24.75
Outstanding as of June 30, 2018	853,650	$26.21	8.34	$9.0
Vested or expected to vest as of June 30, 2018	853,650	$26.21	8.44	$9.0
Exercisable as of June 30, 2018	148,275	$23.60	7.73	$1.9

The following table summarizes the changes in nonvested restricted shares and restricted stock units for fiscal 2018 under the 2015 Incentive Plan.

	Shares	Weighted Average Grant Date Fair Value
Nonvested as of July 1, 2017	1,110,457	$22.50
Granted	578,726	$28.64
Vested	(282,903)	$21.89
Forfeited	(102,402)	$24.13
Nonvested as of June 30, 2018	1,303,878	$25.23

The total fair value of shares vested was $8.1 million, $9.2 million, and $0.6 million for fiscal 2018, fiscal 2017, and fiscal 2016, respectively.

19.	Segment Information

The Company has three reportable segments, as defined by ASC 280 Segment Reporting. The Performance Foodservice (“PFS”) segment markets and distributes food and food-related products to independent restaurants, Chain restaurants, and other institutional “food-away-from-home” locations. The PFG Customized segment principally serves the family and casual dining channel but also serves fine dining, fast casual, and quick serve restaurant chains. The Vistar segment distributes candy, snack, beverage, and other products to customers in the vending, office coffee services, theater, retail, and other channels. The accounting policies of the segments are the same as those described in Note 2 Summary of Significant Accounting Policies and Estimates. Intersegment sales represent sales between the segments, which are eliminated in consolidation. Management evaluates the performance of each operating segment based on various operating and financial metrics, including total sales and EBITDA. For PFG Customized, EBITDA includes certain allocated corporate charges that are included in operating expenses. The allocated corporate charges are determined based on a percentage of total sales. This percentage is reviewed on a periodic basis to ensure that the segment is allocated a reasonable rate of corporate expenses based on their use of corporate services.

Corporate & All Other is comprised of corporate overhead and certain operations that are not considered separate reportable segments based on their size. This includes the operations of the Company’s internal logistics unit responsible for managing and allocating inbound logistics revenue and expense, as well as the operations of certain recent acquisitions.

In the first quarter of fiscal 2018, the Company reorganized its information technology department, and expenses associated with business application teams are now included in the segment results.  The EBITDA for Performance Foodservice, Vistar, and Corporate & All Other for the fiscal years ended July 1, 2017 and July 2, 2016 has been adjusted to reflect this change.

(In millions)	PFS	PFG Customized	Vistar	Corporate & All Other	Eliminations	Consolidated
For fiscal year ended June 30, 2018
Net external sales	$10,420.4	$3,658.1	$3,338.5	$202.9	$—	$17,619.9
Inter-segment sales	10.8	0.4	2.5	246.5	(260.2)	—
Total sales	10,431.2	3,658.5	3,341.0	449.4	(260.2)	17,619.9
EBITDA	330.6	29.5	133.1	(109.1)	—	384.1
Depreciation and amortization	58.7	14.6	27.4	29.4	—	130.1
Capital expenditures	83.8	16.6	18.4	21.3	—	140.1
For fiscal year ended July 1, 2017
Net external sales	$9,813.3	$3,819.5	$3,001.0	$128.0	$—	$16,761.8
Inter-segment sales	9.1	1.3	2.6	219.8	(232.8)	—
Total sales	9,822.4	3,820.8	3,003.6	347.8	(232.8)	16,761.8
EBITDA	320.0	25.3	117.7	(124.3)	—	338.7
Depreciation and amortization	57.4	16.1	24.6	28.0	—	126.1
Capital expenditures	91.6	9.5	6.4	32.7	—	140.2
For fiscal year ended July 2, 2016
Net external sales	$9,608.9	$3,781.1	$2,698.8	$16.0	$—	$16,104.8
Inter-segment sales	7.4	1.0	2.7	204.5	(215.6)	—
Total sales	9,616.3	3,782.1	2,701.5	220.5	(215.6)	16,104.8
EBITDA	303.2	34.1	110.1	(130.4)	—	317.0
Depreciation and amortization	63.2	15.4	18.2	21.8	—	118.6
Capital expenditures	67.5	8.2	13.4	30.6	—	119.7

Total assets by reportable segment, excluding intercompany receivables between segments, are as follows:

(In millions)	As of June 30, 2018	As of July 1, 2017
PFS	$2,267.9	$2,161.2
PFG Customized	644.3	667.1
Vistar	739.0	654.5
Corporate & All Other	349.7	321.3
Total assets	$4,000.9	$3,804.1

The sales mix for the Company’s principal product and service categories is as follows:

(In millions)	For the fiscal year ended June 30, 2018	For the fiscal year ended July 1, 2017	For the fiscal year ended July 2, 2016
Center of the plate	$5,693.4	$5,520.5	$5,187.5
Frozen foods	2,365.0	2,195.3	2,101.3
Refrigerated and dairy products	2,217.3	2,093.7	2,081.7
Canned and dry groceries	2,205.1	2,146.6	2,172.8
Beverage	1,495.2	1,433.5	1,315.2
Paper products and cleaning supplies	1,351.8	1,291.6	1,241.4
Candy	773.4	706.8	687.2
Snack	730.9	627.2	578.6
Produce	511.1	490.6	507.7
Theater and concession	190.0	156.0	144.2
Merchandising and other services	86.7	100.0	87.2
Total	$17,619.9	$16,761.8	$16,104.8

SCHEDULE 1—Registrant’s Condensed Financial Statements

PERFORMANCE FOOD GROUP COMPANY

Parent Company Only

CONDENSED BALANCE SHEETS

(In millions per share data)	As of June 30, 2018	As of July 1, 2017
ASSETS
Current assets:
Cash	$—	$—
Income tax receivable	11.6	10.7
Total current assets	11.6	10.7
Investment in wholly owned subsidiary	1,184.2	956.2
Total assets	$1,195.8	$966.9
LIABILITIES AND SHAREHOLDERS’ EQUITY
Intercompany payable	60.5	41.4
Total liabilities	60.5	41.4
Commitments and contingencies
Shareholders’ equity:
Common Stock
Common Stock: $0.01 par value per share, 1.0 billion shares authorized, 103.2 million shares issued and outstanding as of June 30, 2018; 1.0 billion shares authorized, 100.8 million shares issued and outstanding as of July 1, 2017	1.0	1.0
Additional paid-in capital	861.2	855.5
Retained earnings	273.1	69.0
Total shareholders’ equity	1,135.3	925.5
Total liabilities and shareholders’ equity	$1,195.8	$966.9

See accompanying notes to condensed financial statements.

PERFORMANCE FOOD GROUP COMPANY

Parent Company Only

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

($ in millions)	Fiscal year ended June 30, 2018	Fiscal year ended July 1, 2017	Fiscal year ended July 2, 2016
Operating expenses	$3.3	$5.8	$5.3
Operating loss	(3.3)	(5.8)	(5.3)
Income tax benefit	(1.0)	(2.2)	(1.9)
Loss before equity in net income of subsidiary	(2.3)	(3.6)	(3.4)
Equity in net income of subsidiary, net of tax	201.0	99.9	71.7
Net income	198.7	96.3	68.3
Other comprehensive income (loss)	5.4	8.2	(1.3)
Total comprehensive income	$204.1	$104.5	$67.0

See accompanying notes to condensed financial statements.

PERFORMANCE FOOD GROUP COMPANY

Parent Company Only

CONDENSED STATEMENTS OF CASH FLOWS

($ in millions)	Fiscal year ended June 30, 2018	Fiscal year ended July 1, 2017	Fiscal year ended July 2, 2016
Cash flows from operating activities:
Net income	$198.7	$96.3	$68.3
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Equity in net income of subsidiary	(201.0)	(99.9)	(71.7)
Changes in operating assets and liabilities, net
Intercompany payables	19.1	5.2	7.9
Income tax receivable	(0.9)	(2.1)	(1.9)
Net cash provided by (used in) operating activities	15.9	(0.5)	2.6
Cash flows from investing activities:
Capital contributed to subsidiary	—	—	(229.4)
Net cash used in investing activities	—	—	(229.4)
Cash flows from financing activities:
Proceeds from exercise of stock options	12.3	4.0	1.3
Net proceeds from initial public offering	—	—	226.4
Cash paid for shares withheld to cover taxes	(28.2)	(3.5)	(0.9)
Net cash (used in) provided by financing activities	(15.9)	0.5	226.8
Net (decrease) increase in cash and restricted cash(1)	—	—	—
Cash and restricted cash, beginning of period(1)	—	—	—
Cash and restricted cash, end of period(1)	$—	$—	$—

(1)

The condensed statements of cash flows for the fiscal years ended July 1, 2017 and July 2, 2016 have been adjusted to reflect the adoption of ASU 2016-08, Statement of Cash Flows (Topic 230): Restricted Cash.  Refer to Note 3 for further discussion.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Regulations under the Exchange Act, require public companies, including us, to maintain “disclosure controls and procedures,” which are defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required or necessary disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this Form 10-K, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, of the effectiveness of its disclosure controls and procedures. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this Form 10-K, were effective.

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

Based on our assessment, under the criteria established in Internal Control—Integrated Framework (2013) issued by the COSO, management has concluded that the Company maintained effective internal control over financial reporting as of June 30, 2018. In addition, the effectiveness of the Company’s internal control over financial reporting as of June 30, 2018 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report, which appears in Item 8.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) under the Exchange Act), that occurred during the fiscal quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be included in our definitive proxy statement for the 2018 Annual Meeting of Stockholders and is incorporated herein by reference. We expect to file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended June 30, 2018.

Item 11. Executive Compensation

The information required by this item will be included in our definitive proxy statement for the 2018 Annual Meeting of Stockholders and is incorporated herein by reference. We expect to file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended June 30, 2018.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in our definitive proxy statement for the 2018 Annual Meeting of Stockholders and is incorporated herein by reference. We expect to such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended June 30, 2018.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in our definitive proxy statement for the 2018 Annual Meeting of Stockholders and is incorporated herein by reference. We expect to such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended June 30, 2018.

Item 14. Principal Accountant Fees and Services

The information required by this item will be included in our definitive proxy statement for the 2018 Annual Meeting of Stockholders and is incorporated herein by reference. We expect to file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended June 30, 2018.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed, or incorporated by reference, as part of this Form 10-K:
1.	All financial statements. See Index to Consolidated Financial Statements on page 56 of this Form 10-K.
2.	All financial statement schedules are omitted because they are not present, not present in material amounts, or presented within the Consolidated Financial Statements or Notes thereto within Item 8.
3.	Exhibits. See the Exhibit Index immediately following Item 16. Form 10-K Summary, which is incorporated by reference as if fully set forth herein.

Item 16. Form 10-K Summary

None.

EXHIBIT INDEX

Exhibit No.	Description

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

10.2

Credit Agreement, dated May 14, 2013, among Performance Food Group Inc., PFGC, Inc., Credit Suisse AG, Cayman Islands Branch, as administrative and collateral agent, Credit Suisse Securities (USA) LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, BMO Capital Markets, Barclays Bank PLC, J.P. Morgan Securities LLC, and Wells Fargo Securities LLC, as joint lead arrangers and joint bookrunners, and the other lenders party thereto (incorporated by reference as Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File 333-198654), filed with the Securities and Exchange Commission on September 9, 2014).

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

10.5†

Amended and Restated 2007 Management Option Plan (incorporated by reference as Exhibit 10.7 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File 333-198654), filed with the Securities and Exchange Commission on August 5, 2015).

10.6†

2015 Omnibus Incentive Plan (incorporated by reference as Exhibit 10.8 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File 333-198654), filed with the Securities and Exchange Commission on August 5, 2015).

10.10†

Employment Letter Agreement, dated September 6, 2002, between George L. Holm and Performance Food Group Company (f/k/a Wellspring Distribution Corp.) (incorporated by reference as Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File 333-198654), filed with the Securities and Exchange Commission on September 9, 2014).

10.11

Amended and Restated Advisory Fee Agreement between Performance Food Group Company, Blackstone Management Partners LLC and Wellspring Capital Management, LLC (incorporated by reference as Exhibit 10.10 to Amendment No. 7 to the Company’s Registration Statement on Form S-1 (File 333-198654), filed with the Securities and Exchange Commission on September 21, 2015).

10.12†

Employment Letter Agreement, dated April 7, 2014, between Jim Hope and Performance Food Group (incorporated by reference as Exhibit 10.11 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File 333-198654), filed with the Securities and Exchange Commission on July 1, 2015).

Exhibit No.	Description

10.13†

Employment Letter Agreement, dated December 11, 2014, between David Flitman and Performance Food Group Company (incorporated by reference as Exhibit 10.12 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File 333-198654), filed with the Securities and Exchange Commission on July 1, 2015).

10.14†

Non-Qualified Stock Option Award Agreement, dated April 12, 2010, between Douglas M. Steenland and Performance Food Group Company (formerly known as Wellspring Distribution Corp.) (incorporated by reference as Exhibit 10.13 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File 333-198654), filed with the Securities and Exchange Commission on August 5, 2015).

10.15†

Form of Option Award Agreement for Named Executive Officers under the 2007 Management Option Plan (incorporated by reference as Exhibit 10.14 to Amendment No. 5 to the Company’s Registration Statement on Form S-1 (File 333-198654), filed with the Securities and Exchange Commission on August 31, 2015).

10.16†

Form of Severance Letter Agreement (incorporated by reference as Exhibit 10.15 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File 333-198654), filed with the Securities and Exchange Commission on August 5, 2015).

10.17†

Form of Time-Based Restricted Stock Agreement under the 2015 Omnibus Incentive Plan (incorporated by reference as Exhibit 10.16 to Amendment No. 5 to the Company’s Registration Statement on Form S-1 (File 333-198654), filed with the Securities and Exchange Commission on August 31, 2015).

10.18†

Form of Performance-Based Restricted Stock Agreement under the 2015 Omnibus Incentive Plan (incorporated by reference as Exhibit 10.17 to Amendment No. 5 to the Company’s Registration Statement on Form S-1 (File 333-198654), filed with the Securities and Exchange Commission on August 31, 2015).

10.19†

Form of Option Grant under the 2015 Omnibus Incentive Plan (incorporated by reference as Exhibit 10.18 to Amendment No. 5 to the Company’s Registration Statement on Form S-1 (File 333-198654), filed with the Securities and Exchange Commission on August 31, 2015).

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

10.26†

Letter Agreement, dated December 14, 2017, between Performance Food Group Company and Thomas G. Ondrof (incorporated by reference to Exhibit 10.1 to Company’s Quarterly Report on Form 10-Q (File No. 001-37578), filed with the Securities and Exchange Commission on February 7, 2018).

10.27†

Form of Deferred Stock Unit Agreement (Non-Employee Director) under the 2015 Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37578), filed with the Securities and Exchange Commission on February 7, 2018).

21.1*	Subsidiaries of the Registrant

Exhibit No.	Description
23.1*	Consent of Deloitte & Touche LLP

24.1*	Power of Attorney (included on signature pages to this Annual Report on Form 10-K)

31.1*	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on the 16th day of August, 2018.

PERFORMANCE FOOD GROUP COMPANY (Registrant)

By:	/s/ George L. Holm
Name:	George L. Holm
Title:	Chief Executive Officer & President
(Principal Executive Officer and Authorized Signatory)

POWER OF ATTORNEY

Know all persons by these presents, that each person whose signature appears below hereby constitutes and appoints A. Brent King and Jeffery Fender, and each of them, as his or her true and lawful attorneys-in-fact and agents, with power to act with or without the others and with full power of substitution and resubstitution, to do any and all acts and things and to execute any and all instruments which said attorneys and agents and each of them may deem necessary or desirable to enable the registrant to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission thereunder in connection with the registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018 (the “Annual Report”), including specifically, but without limiting the generality of the foregoing, power and authority to sign the name of the registrant and the name of the undersigned, individually and in his or her capacity as a director or officer of the registrant, to the Annual Report as filed with the Securities and Exchange Commission, to any and all amendments thereto, and to any and all instruments or documents filed as part thereof or in connection therewith; and each of the undersigned hereby ratifies and confirms all that said attorneys and agents and each of them shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 16th day of August, 2018.

Signatures	Title

/s/ George L. Holm	Chief Executive Officer & President; Director
George L. Holm	(Principal Executive Officer)

/s/ James D. Hope	Executive Vice President & Chief Financial Officer
James D. Hope	(Principal Financial Officer)

/s/ Christine Vlahcevic	Chief Accounting Officer
Christine Vlahcevic	(Principal Accounting Officer)

/s/ Meredith Adler	Director
Meredith Adler

/s/ William F. Dawson Jr.	Director
William F. Dawson Jr.

/s/ Manuel A. Fernandez	Director
Manuel A. Fernandez

/s/ Kimberly S. Grant	Director
Kimberly S. Grant

/s/ Jeffrey Overly	Director
Jeffrey Overly

/s/ Randall N. Spratt	Director
Randall N. Spratt

/s/ Douglas M. Steenland	Director
Douglas M. Steenland

/s/ Arthur B. Winkleblack	Director
Arthur B. Winkleblack

/s/ John J. Zillmer	Director
John J. Zillmer