Form 10-Q
period 2018-09-29
Performance Food Group Co
filed 2018-11-07
CIK 1618673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company	☐

Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a)of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

105,160,304 shares of common stock were outstanding as of November 1, 2018.

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

There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. Such risks, uncertainties and other important factors that could cause actual results to differ include, among others, the risks, uncertainties and factors set forth under Part I, Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018 (the “Form 10-K”), as such risk factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission (the “SEC”), and are accessible on the SEC’s website at www.sec.gov, and also include the following:

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

Part I – FINANCIAL INFORMATION

Item 1.	Financial Statements

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except per share data)	As of September 29, 2018	As of June 30, 2018
ASSETS
Current assets:
Cash	$8.6	$7.5
Accounts receivable, less allowances of $22.0 and $19.3	1,068.8	1,065.6
Inventories, net	1,115.5	1,051.9
Prepaid expenses and other current assets	70.2	78.5
Total current assets	2,263.1	2,203.5
Goodwill	746.6	740.5
Other intangible assets, net	197.8	193.8
Property, plant and equipment, net	809.4	795.5
Restricted cash	10.5	10.3
Other assets	59.5	57.3
Total assets	$4,086.9	$4,000.9
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Outstanding checks in excess of deposits	$184.4	$260.8
Trade accounts payable	1,042.3	973.0
Accrued expenses and other current liabilities	238.4	227.8
Capital lease obligations—current installments	9.6	8.4
Total current liabilities	1,474.7	1,470.0
Long-term debt	1,159.8	1,123.0
Deferred income tax liability, net	103.5	106.3
Capital lease obligations, excluding current installments	64.2	52.8
Other long-term liabilities	119.4	113.5
Total liabilities	2,921.6	2,865.6
Commitments and contingencies (Note 10)
Shareholders’ equity:
Common Stock: $0.01 par value per share, 1.0 billion shares authorized, 103.6 million shares issued and outstanding as of September 29, 2018; 1.0 billion shares authorized, 103.2 million shares issued and outstanding as of June 30, 2018	1.0	1.0
Additional paid-in capital	862.7	861.2
Accumulated other comprehensive income, net of tax expense of $3.0 and $2.9	9.5	8.3
Retained earnings	292.1	264.8
Total shareholders’ equity	1,165.3	1,135.3
Total liabilities and shareholders’ equity	$4,086.9	$4,000.9

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per share data)	Three months ended September 29, 2018	Three months ended September 30, 2017
Net sales	$4,539.7	$4,364.9
Cost of goods sold	3,946.1	3,810.2
Gross profit	593.6	554.7
Operating expenses	543.0	504.2
Operating profit	50.6	50.5
Other expense, net:
Interest expense	15.6	14.6
Other, net	(0.2)	(0.3)
Other expense, net	15.4	14.3
Income before taxes	35.2	36.2
Income tax expense	7.0	13.6
Net income	$28.2	$22.6
Weighted-average common shares outstanding:
Basic	103.5	100.9
Diluted	105.1	103.9
Earnings per common share:
Basic	$0.27	$0.22
Diluted	$0.27	$0.22

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

($ in millions)	Three months ended September 29, 2018	Three months ended September 30, 2017
Net income	$28.2	$22.6
Other comprehensive income (loss), net of tax:
Interest rate swaps:
Change in fair value, net of tax	0.8	—
Reclassification adjustment, net of tax	(0.5)	—
Other comprehensive income (loss)	0.3	—
Total comprehensive income	$28.5	$22.6

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Shareholders’
(In millions)	Shares	Amount	Capital	Income	Earnings	Equity
Balance as of July 1, 2017	100.8	$1.0	$855.5	$2.4	$66.6	$925.5
Issuance of common stock under stock-based compensation plans	0.2	—	(2.1)	—	—	(2.1)
Net income	—	—	—	—	22.6	22.6
Interest rate swaps	—	—	—	—	—	—
Stock-based compensation expense	—	—	3.4	—	—	3.4
Balance as of September 30, 2017	101.0	$1.0	$856.8	$2.4	$89.2	$949.4
Balance as of June 30, 2018	103.2	$1.0	$861.2	$8.3	$264.8	$1,135.3
Issuance of common stock under stock-based compensation plans	0.4	—	(2.3)	—	—	(2.3)
Net income	—	—	—	—	28.2	28.2
Interest rate swaps	—	—	—	0.3	—	0.3
Stock-based compensation expense	—	—	3.8	—	—	3.8
Change in accounting principle(1)	—	—	—	0.9	(0.9)	—
Balance as of September 29, 2018	103.6	$1.0	$862.7	$9.5	$292.1	$1,165.3

(1)

As of the beginning of fiscal 2019, the Company elected to early adopt the provisions of ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. Refer to Note 3 for further discussion.

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

($ in millions)	Three months ended September 29, 2018	Three months ended September 30, 2017
Cash flows from operating activities:
Net income	$28.2	$22.6
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	26.9	24.8
Amortization of intangible assets	8.6	6.6
Amortization of deferred financing costs and other	1.2	1.2
Provision for losses on accounts receivables	3.5	2.8
Stock compensation expense	3.8	3.4
Deferred income tax benefit	(2.9)	(2.7)
Change in fair value of derivative assets and liabilities	0.1	(0.1)
Other	(0.6)	(0.8)
Changes in operating assets and liabilities, net
Accounts receivable	1.7	(20.1)
Inventories	(54.0)	(5.0)
Prepaid expenses and other assets	7.5	4.5
Trade accounts payable	66.4	(7.6)
Outstanding checks in excess of deposits	(76.4)	(13.2)
Accrued expenses and other liabilities	18.3	(0.4)
Net cash provided by operating activities	32.3	16.0
Cash flows from investing activities:
Purchases of property, plant and equipment	(25.0)	(16.5)
Net cash paid for acquisitions	(31.5)	(63.2)
Proceeds from sale of property, plant and equipment	0.2	0.1
Net cash used in investing activities	(56.3)	(79.6)
Cash flows from financing activities:
Net borrowings under ABL Facility	36.5	66.6
Payments on financed property, plant and equipment	(3.4)	(0.1)
Cash paid for acquisitions	(3.1)	(0.6)
Payments under capital lease obligations	(2.4)	(1.5)
Proceeds from exercise of stock options	2.6	0.2
Cash paid for shares withheld to cover taxes	(4.9)	(1.1)
Other	-	(1.1)
Net cash provided by financing activities	25.3	62.4
Net increase (decrease) in cash and restricted cash	1.3	(1.2)
Cash and restricted cash, beginning of period	17.8	21.0
Cash and restricted cash, end of period	$19.1	$19.8

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

(In millions)	As of September 29, 2018	As of June 30, 2018
Cash	$8.6	$7.5
Restricted cash(1)	10.5	10.3
Total cash and restricted cash	$19.1	$17.8

(1)	Restricted cash represents the amounts required by insurers to collateralize a part of the deductibles for the Company’s workers’ compensation and liability claims.

Supplemental disclosures of non-cash transactions are as follows:

(In millions)	Three months ended September 29, 2018	Three months ended September 30, 2017
Debt assumed through capital lease obligations	$15.0	$0.8
Purchases of property, plant and equipment, financed	2.2	2.8

Supplemental disclosures of cash flow information are as follows:

(In millions)	Three months ended September 29, 2018	Three months ended September 30, 2017
Cash paid during the year for:
Interest	$10.6	$8.9
Income taxes, net of refunds	0.2	1.3

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Summary of Business Activities

Business Overview

Performance Food Group Company, through its subsidiaries, markets and distributes national and company-branded food and food-related products to customer locations across the United States. The Company serves both of the major customer types in the restaurant industry: (i) independent customers, and (ii) multi-unit, or “Chain” customers, which include regional and national family and casual dining restaurant chains, fast casual chains, and quick-service restaurants. The Company also serves schools, healthcare facilities, business and industry locations, and other institutional customers.

2.	Basis of Presentation

The consolidated financial statements have been prepared by the Company, without audit, with the exception of the June 30, 2018 consolidated balance sheet, which was derived from the audited consolidated financial statements included in the Form 10-K. The financial statements include consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive income, consolidated statements of shareholders’ equity, and consolidated statements of cash flows. In the opinion of management, all adjustments, which consist of normal recurring adjustments, except as otherwise disclosed, necessary to present fairly the financial position, results of operations, comprehensive income, shareholders’ equity, and cash flows for all periods presented have been made.

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

3.	Recently Issued Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) and has issued subsequent amendments to this guidance. This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue that represents the transfer of promised goods or services to a customer in an amount that reflects the consideration it expects to receive in exchange for those goods or services. The Company adopted this standard at the beginning of fiscal 2019, with no significant impact to the Company’s financial position or results of operations, using the modified retrospective approach. See Note 4., Revenue Recognition.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This ASU clarifies the definition of a business in order to assist companies in the evaluation of whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The amended guidance also removes the existing evaluation of a market participant’s ability to replace missing elements and narrows the definition of output to achieve consistency with other topics. This ASU was effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years and should be applied on a prospective basis. The Company adopted this ASU as of the beginning of fiscal 2019 and concluded that it did not have a material impact on the Company’s consolidated financial statements.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) and has issued subsequent amendments to this guidance. The ASU is a comprehensive new lease accounting model that requires companies to recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. As part of the implementation of this new standard, the Company is in the process of reviewing current accounting policies and assessing the practical expedients allowed under this new guidance. The Company is currently evaluating the impact that the adoption of this ASU will have on its consolidated financial statements, as well as on its systems, processes, and controls to properly account for its leases. The Company is in the process of identifying the complete population of leases affected and determining and gathering all the necessary information required to calculate the lease liabilities and right-of-use assets. In addition, the Company is in the process of implementing software to assist with future reporting. For public entities, the ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company will adopt the guidance in fiscal 2020. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provided companies with an additional (and optional) transition method to adopt the new lease standard. Under this new transition method companies would apply the new lease standard at the date of adoption and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. ASC 842, as originally issued, required companies to use a modified retrospective transition approach as of the beginning of the earliest comparable period presented in a company’s financial statements. The Company is in the process of determining which transition method to apply. The Company believes adoption of this standard will have a significant impact on our consolidated financial statements. Information about our undiscounted future lease payments and the timing of those payments is in Note 12. Leases in the Form 10-K.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The pronouncement changes the impairment model for most financial assets and will require the use of an “expected loss” model for instruments measured at amortized cost. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. The Company will adopt the new standard in fiscal 2021. Companies are required to apply the standard using a modified retrospective approach, with a cumulative-effect adjustment recorded to beginning retained earnings on the effective date. The Company is in the process of evaluating the impact of this ASU on its future consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. This ASU eliminates, adds, and modifies certain disclosure requirements for fair value measurements as part of its disclosure framework project. For public entities, this ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments in this update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this update. The amendments in this update are effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted. The amendments in this update should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is in the process of assessing the impact of this ASU on its consolidated financial statements but does not expect this update to have a material impact on the Company's consolidated financial statements.

4.	Revenue Recognition

The Company markets and distributes national and company-branded food and food-related products to customer locations across the United States.  The Foodservice segment supplies a “broad line” of products to its customers, including the Company’s performance brands and custom-cut meats and seafood, as well as products that are specific to each customer’s menu requirements. Vistar distributes candy, snacks and beverages to various customer channels.  The Company disaggregates revenue by product offerings and determined that disaggregating revenue at the segment level achieves the disclosure objective to depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.  Refer to Note 13. Segment Information for external revenue by reportable segment.

The Company assesses the products and services promised in its contracts with customers and identifies a performance obligation for each promise to transfer to the customer a product or service (or a bundle of products or services) that is distinct.  The Company determined that fulfilling and delivering customer orders constitutes a single performance obligation.  Revenue is recognized at the point in time when the Company has satisfied its performance obligation and the customer has obtained control of the products. The Company determined that the customer is able to direct the use of, and obtain substantially all of the benefits from, the products at the time the products are delivered to the customer’s requested destination.  The Company considers control to have transferred upon delivery because the Company has a present right to payment at this time, the customer has legal title to the products, the Company has transferred physical possession of the assets, and the customer has significant risks and rewards of ownership of the products.

The transaction price recognized is the invoiced price, adjusted for any incentives, such as rebates and discounts granted to the customer. The Company estimates expected returns based on an analysis of historical experience.  We adjust our estimate of revenue at the earlier of when the amount of consideration we expect to receive changes or when the consideration becomes fixed.  The Company has made a policy election to exclude sales tax from the transaction price.  The Company does not have any material significant payment terms as payment is received shortly after the point of sale.

The Company recognizes substantially all of its revenue on a gross basis as a principal.  When assessing whether the Company is acting as a principal or an agent, the Company considered the indicators that an entity controls the specified good or service before it is transferred to the customer detailed in ASC 606-10-55-39.  The Company believes it earns substantially all revenue as a principal from the sale of products because the Company is responsible for the fulfillment and acceptability of products purchased.  Additionally, the Company holds the general inventory risk for the products, as it takes title to the products before the products are ordered by customers and maintains products in inventory.

5.	Business Combinations

During the first quarter of fiscal 2019, the Company paid cash of $31.5 million for an acquisition and during the first quarter of fiscal 2018, the Company paid cash of $63.4 million for an acquisition. These acquisitions did not materially affect the Company’s results of operations.

The following table summarizes the preliminary purchase price allocation for each major class of assets acquired and liabilities assumed for the fiscal 2019 acquisition.

(In millions)	Fiscal 2019
Net working capital	$10.6
Goodwill	6.3
Other intangible assets	13.5
Property, plant and equipment	1.1
Total purchase price	$31.5

 Subsequent to September 29, 2018, the Company paid $24.9 million for an acquisition.  The Company is in the process of determining the fair values of the assets acquired and liabilities assumed.

6.	Debt

The Company is a holding company and conducts its operations through its subsidiaries, which have incurred or guaranteed indebtedness as described below.

Debt consisted of the following:

(In millions)	As of September 29, 2018	As of June 30, 2018
ABL	$816.6	$780.1
5.500% Notes due 2024	350.0	350.0
Less: Original issue discount and deferred financing costs	(6.8)	(7.1)
Long-term debt	1,159.8	1,123.0
Capital and finance lease obligations	73.8	61.2
Total debt	1,233.6	1,184.2
Less: current installments	(9.6)	(8.4)
Total debt, excluding current installments	$1,224.0	$1,175.8

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

The following table summarizes outstanding borrowings, availability, and the average interest rate under the ABL Facility:

(Dollars in millions)	As of September 29, 2018	As of June 30, 2018
Aggregate borrowings	$816.6	$780.1
Letters of credit under ABL Facility	83.3	121.3
Excess availability, net of lenders’ reserves of $12.4 and $12.1	891.0	854.2
Average interest rate	3.67%	3.52%

Senior Notes

On May 17, 2016, Performance Food Group, Inc. issued and sold $350.0 million aggregate principal amount of its 5.500% Senior Notes due 2024 (the “Notes”). The Notes are jointly and severally guaranteed on a senior unsecured basis by PFGC and all domestic direct and indirect wholly-owned subsidiaries of PFGC (other than captive insurance subsidiaries and other excluded subsidiaries). The Notes are not guaranteed by Performance Food Group Company.

Letters of Credit Facility

On August 9, 2018, Performance Food Group, Inc. and PFGC entered into a Continuing Agreement for Letters of Credit (the “Letters of Credit Facility”).  The Letters of Credit Facility is an uncommitted facility that provides for the issuance of letters of credit in an aggregate amount not to exceed $40.0 million. Each letter of credit shall have a term not to exceed one year; however, a letter of credit may renew automatically in accordance with its terms.  A fee equal to 2.5% per annum on the average daily amount available to be drawn on each day under each outstanding letter of credit is payable quarterly. As of September 29, 2018, the Company has $30.7 million letters of credit outstanding under the Letters of Credit Facility.

7.	Derivatives and Hedging Activities

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

As of September 29, 2018, Performance Food Group, Inc. had seven interest rate swaps with a combined $450.0 million notional amount. The following table summarizes the outstanding Swap Agreements as of September 29, 2018 (in millions):

Effective Date	Maturity Date	Notional Amount	Fixed Rate Swapped
June 30, 2017	June 30, 2019	50.0	1.13%
June 30, 2017	June 30, 2020	50.0	1.23%
June 30, 2017	June 30, 2020	50.0	1.25%
June 30, 2017	June 30, 2020	50.0	1.26%
August 9, 2018	August 9, 2021	75.0	1.21%
August 9, 2018	August 9, 2021	75.0	1.20%
June 30, 2020	December 31, 2021	100.0	2.16%

Hedges of Forecasted Diesel Fuel Purchases

From time to time, Performance Food Group, Inc. enters into costless collar arrangements to manage its exposure to variability in cash flows expected to be paid for its forecasted purchases of diesel fuel. As of September 29, 2018, Performance Food Group, Inc. was a party to four such arrangements, with an aggregate 6.0 million gallon original notional amount, of which an aggregate 3.8 million gallon notional amount was remaining. The remaining 3.8 million gallon forecasted purchases of diesel fuel are expected to be made between October 1, 2018 and June 30, 2019.

The fuel collar instruments do not qualify for hedge accounting. Accordingly, the derivative instruments are recorded as an asset or liability on the balance sheet at fair value and any changes in fair value are recorded in the period of change as unrealized gains or losses on fuel hedging instruments and included in Other, net, in the accompanying consolidated statements of operations.

8.	Fair Value of Financial Instruments

The carrying values of cash, accounts receivable, outstanding checks in excess of deposits, trade accounts payable, and accrued expenses approximate their fair values because of the relatively short maturities of those instruments. The derivative assets and liabilities are recorded at fair value on the balance sheet. The fair value of long-term debt, which has a carrying value of $1,159.8 million and $1,123.0 million, is $1,164.6 million and $1,126.7 million at September 29, 2018 and June 30, 2018, respectively, and is determined by reviewing current market pricing related to comparable debt issued at the time of the balance sheet date, and is considered a Level 2 measurement.

9.	Income Taxes

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

On December 22, 2017, H.R.1, known as the “Tax Cuts and Jobs Act,” (the “Act”), was signed into law. The Act makes broad and complex changes to the U.S. Internal Revenue Code including, but not limited to: reducing the U.S. federal corporate tax rate from 35% to 21%; creating a new limitation on deductible interest expense; repealing the domestic production activity deduction; providing for bonus depreciation that will allow for full expensing of certain qualified property; and limiting other deductions.

The Company’s effective tax rate was 20.0% for the three months ended September 29, 2018 and 37.5% for the three months ended September 30, 2017. The effective tax rate varied from the 21% statutory rate primarily due to state taxes, federal credits and other permanent items. The excess tax benefit of exercised and vested stock awards is treated as a discrete item.

As of September 29, 2018 and June 30, 2018, the Company had net deferred tax assets of $29.2 million and $29.2 million, respectively, and deferred tax liabilities of $132.7 million and $135.5 million, respectively. The Company believes that it is more likely than not that the remaining deferred tax assets will be realized.

The Company records a liability for Uncertain Tax Positions in accordance with FASB ASC 740-10-25, Income Taxes – General – Recognition. As of September 29, 2018 and June 30, 2018, the Company had approximately $1.2 million and $1.2 million of unrecognized tax benefits, respectively. It is reasonably possible that a decrease of approximately $0.1 million in the balance of unrecognized tax benefits may occur within the next twelve months because of statute of limitations expirations, that, if recognized, would affect the effective tax rate.

10.	Commitments and Contingencies

Purchase Obligations

The Company had outstanding contracts and purchase orders for capital projects and services totaling $30.4 million at September 29, 2018. Amounts due under these contracts were not included on the Company’s consolidated balance sheet as of September 29, 2018.

Guarantees

Subsidiaries of the Company have entered into numerous operating leases, including leases of buildings, equipment, tractors, and trailers. Certain of the leases for tractors, trailers, and other vehicles and equipment provide for residual value guarantees to the lessors. Circumstances that would require the subsidiary to perform under the guarantees include either (1) default on the leases with the leased assets being sold for less than the specified residual values in the lease agreements, or (2) decisions not to purchase the assets at the end of the lease terms combined with the sale of the assets, with sales proceeds less than the residual value of the leased assets specified in the lease agreements. Residual value guarantees under these operating lease agreements typically range between 7% and 20% of the value of the leased assets at inception of the lease. These leases have original terms ranging from 4 to 8 years and expiration dates ranging from 2018 to 2025. As of September 29, 2018, the undiscounted maximum amount of potential future payments for lease guarantees totaled approximately $25.9 million, which would be mitigated by the fair value of the leased assets at lease expiration.

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

U.S. Equal Employment Opportunity Commission Lawsuit. In March 2009, the Baltimore Equal Employment Opportunity Commission (“EEOC”) Field Office served us with company-wide (excluding, however, our Vistar and Roma Foodservice operations) subpoenas relating to alleged violations of the Equal Pay Act and Title VII of the Civil Rights Act (“Title VII”), seeking certain information from January 1, 2004 to a specified date in the first fiscal quarter of 2009. In August 2009, the EEOC moved to enforce the subpoenas in federal court in Maryland, and we opposed the motion. In February 2010, the court ruled that the subpoena related to the Equal Pay Act investigation was enforceable company-wide but on a narrower scope of data than the original subpoena sought (the court ruled that the subpoena was applicable to the transportation, logistics, and warehouse functions of our broadline distribution centers only). We cooperated with the EEOC on the production of information. In September 2011, the EEOC notified us that the EEOC was terminating the investigation into alleged violations of the Equal Pay Act. In determinations issued in September 2012 by the EEOC with respect to the charges on which the EEOC had based its company-wide investigation, the EEOC concluded that we engaged in a pattern of denying hiring and promotion to a class of female applicants and employees into certain positions within the transportation, logistics, and warehouse functions within our broadline division in violation of Title VII. In June 2013, the EEOC filed suit in federal court in

Baltimore against us. The litigation concerns two issues: (1) whether we unlawfully engaged in an ongoing pattern and practice of failing to hire female applicants into operations positions; and (2) whether we unlawfully failed to promote one of the three individuals who filed charges with the EEOC because of her gender. The EEOC seeks the following relief in the lawsuit: (1) to permanently enjoin us from denying employment to female applicants because of their sex and denying promotions to female employees because of their sex; (2) a court order mandating that we institute and carry out policies, procedures, practices and programs which provide equal employment opportunities for females; (3) back pay with prejudgment interest and compensatory damages for a former female employee and an alleged class of aggrieved female applicants; (4) punitive damages; and (5) costs. The court bifurcated the litigation into two phases. In the first phase, the jury will decide whether we engaged in a gender-based pattern and practice of discrimination and the individual claims of one former employee. If the EEOC prevails on all counts in the first phase, no monetary relief would be awarded, except possibly for the single individual’s claims, which would be immaterial. The remaining individual claims would then be tried in the second phase. At this stage in the proceedings, the Company cannot estimate either the number of individual trials that could occur in the second phase of the litigation or the value of those claims. For these reasons, we are unable to estimate any potential loss or range of loss in the event of an adverse finding in the first and second phases of the litigation.

In May 2018, the EEOC filed motions for sanctions against us alleging that we failed to preserve certain paper employment applications and e-mails during 2004 – 2009. In the sanctions motions, the EEOC seeks a range of remedies, including but not limited to, a default judgment against us, or alternatively, an order barring us from filing for summary judgment on the EEOC’s pattern and practice claims. We opposed the motions and will continue to vigorously defend ourselves.

Tax Liabilities

The Company is subject to customary audits by authorities in the jurisdictions where it conducts business in the United States, which may result in assessments of additional taxes.

11.	Related-Party Transactions

The Company participates in and has an equity method investment in a purchasing alliance that was formed to obtain better pricing, to expand product options, to reduce internal costs, and to achieve greater inventory turnover. The Company’s investment in the purchasing alliance was $5.1 million as of September 29, 2018 and $4.3 million as of June 30, 2018. For the three-month periods ended September 29, 2018 and September 30, 2017, the Company recorded purchases of $226.9 million and $212.8 million, respectively, through the purchasing alliance.

12.	Earnings Per Share

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is calculated using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. In computing diluted EPS, the average closing stock price for the period is used in determining the number of shares assumed to be purchased with the proceeds from the exercise of stock options under the treasury stock method. Potential common shares of 0.5 million for the three months ended September 29, 2018 and 1.2 million for the three months ended September 30, 2017 were not included in computing diluted earnings per share because the effect would have been antidilutive.

A reconciliation of the numerators and denominators for the basic and diluted EPS computations is as follows:

(In millions, except per share amounts)	Three months ended September 29, 2018	Three months ended September 30, 2017
Numerator:
Net Income	$28.2	$22.6
Denominator:
Weighted-average common shares outstanding	103.5	100.9
Dilutive effect of share-based awards	1.6	3.0
Weighted-average dilutive shares outstanding	105.1	103.9
Basic earnings per share	$0.27	$0.22
Diluted earnings per share	$0.27	$0.22

13.	Segment Information

In the first quarter of fiscal 2019, the Company changed its operating segments to reflect the manner in which the chief operating decision maker (“CODM”) manages the business. Based on changes to the Company’s organization structure and how the Company’s CODM reviews operating results and makes decisions about resource allocation, the Company now has two reportable segments: Foodservice and Vistar.  Additionally, consistent with how the Company’s CODM assesses performance of the segments, certain administrative costs and corporate allocations, previously reported at the segment level, are now included within Corporate & All Other, as opposed to the Foodservice segment.

The Foodservice segment markets and distributes food and food-related products to independent restaurants, chain restaurants, and other institutional “food-away-from-home” locations. Foodservice offers a “broad line” of products, including custom-cut meat and seafood, as well as products that are specific to our customer’s menu requirements.  The Vistar segment distributes candy, snack, beverage, and other products to customers in the vending, office coffee services, theater, retail and other channels. Intersegment sales represent sales between the segments, which are eliminated in consolidation. Management evaluates the performance of each operating segment based on various operating and financial metrics, including total sales and EBITDA.

Corporate & All Other is comprised of corporate overhead and certain operations that are not considered separate reportable segments based on their size. This includes the operations of the Company’s internal logistics unit responsible for managing and allocating inbound logistics revenue and expense.

The presentation and amounts for the three months ended September 30, 2017 and as of June 30, 2018 have been adjusted to reflect the segment changes described above.

(In millions)	Foodservice	Vistar	Corporate & All Other	Eliminations	Consolidated
For the three months ended September 29, 2018
Net external sales	$3,643.3	$891.8	$4.6	$—	$4,539.7
Inter-segment sales	2.7	0.8	65.2	(68.7)	—
Total sales	3,646.0	892.6	69.8	(68.7)	4,539.7
Depreciation and amortization	20.9	8.9	5.7	—	35.5
Capital expenditures	16.8	2.7	5.5	—	25.0
For the three months ended September 30, 2017
Net external sales	$3,564.2	$796.2	$4.5	$—	$4,364.9
Inter-segment sales	2.2	0.6	57.8	(60.6)	—
Total sales	3,566.4	796.8	62.3	(60.6)	4,364.9
Depreciation and amortization	18.8	6.3	6.3	—	31.4
Capital expenditures	12.2	0.3	4.0	—	16.5

EBITDA for each reportable segment and Corporate & All Other is presented below along with a reconciliation to consolidated income before taxes.

	Three Months Ended
	September 29, 2018	September 30, 2017
Foodservice EBITDA	$92.0	$97.2
Vistar EBITDA	31.6	25.8
Corporate & All Other EBITDA	(37.3)	(40.8)
Depreciation and amortization	(35.5)	(31.4)
Interest expense	(15.6)	(14.6)
Income before taxes	$35.2	$36.2

Total assets by reportable segment, excluding intercompany receivables between segments, are as follows:

(In millions)	As of September 29, 2018	As of June 30, 2018
Foodservice	$3,037.5	$2,996.3
Vistar	793.7	739.0
Corporate & All Other	255.7	265.6
Total assets	$4,086.9	$4,000.9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our Company

We market and distribute approximately 150,000 food and food-related products to customers across the United States from approximately 74 distribution facilities to over 150,000 customer locations in the “food-away-from-home” industry. We offer our customers a broad assortment of products including our proprietary-branded products, nationally-branded products, and products bearing our customers’ brands. Our product assortment ranges from “center-of-the-plate” items (such as beef, pork, poultry, and seafood), frozen foods, and groceries to candy, snacks, and beverages. We also sell disposables, cleaning and kitchen supplies, and related products used by our customers. In addition to the products we offer to our customers, we provide value-added services by allowing our customers to benefit from our industry knowledge, scale, and expertise in the areas of product selection and procurement, menu development, and operational strategy.

In the first quarter of fiscal 2019, the Company changed its operating segments to reflect the manner in which the business is managed. Based on changes to the Company’s organization structure and how the Company’s management reviews operating results and makes decisions about resource allocation, the Company now has two reportable segments: Foodservice and Vistar. Our Foodservice segment distributes a broad line of national brands, customer brands, and our proprietary-branded food and food-related products, or “Performance Brands.” Foodservice sells to independent and multi-unit “Chain” restaurants and other institutions such as schools, healthcare facilities, and business and industry locations. Our Chain customers are multi-unit restaurants with five or more locations and include some of the most recognizable family and casual dining restaurant chains. Our Vistar segment specializes in distributing candy, snacks, beverages, and other items nationally to the vending, office coffee service, theater, retail, hospitality, and other channels. We believe that there are substantial synergies across our segments. Cross-segment synergies include procurement, operational best practices such as the use of new productivity technologies, and supply chain and network optimization, as well as shared corporate functions such as accounting, treasury, tax, legal, information systems, and human resources.

Recent Trends and Initiatives

Our case volume has grown in each quarter over the comparable prior fiscal year quarter, starting in the second quarter of fiscal 2010 and continuing through the most recent quarter. We believe that we gained industry share during the first quarter of fiscal 2019 given that we have grown our sales more rapidly than the industry growth rate forecasted by Technomic, a research and consulting firm serving the food and food related industry. Our net income increased 24.8% from the first quarter of fiscal 2018 to the first quarter of fiscal 2019. Adjusted EBITDA increased 5.3% from the first quarter of fiscal 2018 to the first quarter of fiscal 2019, driven primarily by case growth and improved profit per case. Case volume grew 3.7% in the first quarter of fiscal 2019 compared to the first quarter of fiscal 2018. Gross profit dollars rose 7.0% in the first quarter of fiscal 2019 versus the first quarter of fiscal 2018, which was faster than case growth, primarily as a result of shifting our channel mix toward higher gross margin customers and shifting our product mix toward sales of Performance Brands. Our operating expenses in the first quarter of fiscal 2019 compared to the first quarter of fiscal 2018 rose 7.7% as a result of increases in variable operational and selling expenses associated with the increase in case volume, as well as increases in fuel expense and personnel expenses as a result of our fiscal 2018 investments in selling, warehouse, and delivery personnel.

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

•

Our ability to successfully execute our segment strategies and implement our initiatives. Our performance will continue to depend on our ability to successfully execute our segment strategies and to implement our current and future initiatives. The key strategies include focusing on independent sales and Performance Brands, pursuing new customers for both of our reportable segments, expansion of geographies, utilizing our infrastructure to gain further operating and purchasing efficiencies, and making strategic acquisitions.

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

In addition, our management uses Adjusted EBITDA, defined as net income before interest expense, interest income, income and franchise taxes, and depreciation and amortization, further adjusted to exclude certain items that we do not consider part of our core operating results. Such adjustments include certain unusual, non-cash, non-recurring, cost reduction, and other adjustment items permitted in calculating covenant compliance under our credit agreement and indenture (other than certain pro forma adjustments permitted under our ABL Facility and indenture governing the Notes relating to the Adjusted EBITDA contribution of acquired entities or businesses prior to the acquisition date). Under our ABL Facility and indenture, our ability to engage in certain activities such as incurring certain additional indebtedness, making certain investments, and making restricted payments is tied to ratios based on Adjusted EBITDA (as defined in the ABL Facility and indenture). Our definition of Adjusted EBITDA may not be the same as similarly titled measures used by other companies.

Adjusted EBITDA is not defined under U.S. GAAP and is subject to important limitations. We believe that the presentation of Adjusted EBITDA is useful to investors because it is frequently used by securities analysts, investors, and other interested parties, including our lenders under the ABL Facility and holders of our Notes, in their evaluation of the operating performance of companies in industries similar to ours. In addition, targets based on Adjusted EBITDA are among the measures we use to evaluate our management’s performance for purposes of determining their compensation under our incentive plans.

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

Results of Operations, EBITDA, and Adjusted EBITDA

The following table sets forth a summary of our results of operations, EBITDA, and Adjusted EBITDA for the periods indicated (in millions, except per share data):

	Three months ended
	September 29, 2018	September 30, 2017	Change	%
Net sales	$4,539.7	$4,364.9	$174.8	4.0
Cost of goods sold	3,946.1	3,810.2	135.9	3.6
Gross profit	593.6	554.7	38.9	7.0
Operating expenses	543.0	504.2	38.8	7.7
Operating profit	50.6	50.5	0.1	0.2
Other expense, net
Interest expense	15.6	14.6	1.0	6.8
Other, net	(0.2)	(0.3)	0.1	33.3
Other expense, net	15.4	14.3	1.1	7.7
Income before income taxes	35.2	36.2	(1.0)	(2.8)
Income tax expense	7.0	13.6	(6.6)	(48.5)
Net income	$28.2	$22.6	$5.6	24.8
EBITDA	$86.3	$82.2	$4.1	5.0
Adjusted EBITDA	$95.5	$90.7	$4.8	5.3
Weighted-average common shares outstanding:
Basic	103.5	100.9	2.6	2.6
Diluted	105.1	103.9	1.2	1.2
Earnings per common share:
Basic	$0.27	$0.22	$0.05	22.7
Diluted	$0.27	$0.22	$0.05	22.7

We believe that the most directly comparable GAAP measure to EBITDA and Adjusted EBITDA is net income. The following table reconciles EBITDA and Adjusted EBITDA to net income for the periods presented:

	Three months ended
	September 29, 2018	September 30, 2017
	(In millions)
Net income	$28.2	$22.6
Interest expense	15.6	14.6
Income tax expense	7.0	13.6
Depreciation	26.9	24.8
Amortization of intangible assets	8.6	6.6
EBITDA	86.3	82.2
Non-cash items(1)	4.9	4.3
Acquisition, integration and reorganization(2)	2.7	2.4
Productivity initiatives(3)	—	1.3
Other adjustment items(4)	1.6	0.5
Adjusted EBITDA	$95.5	$90.7

(1)

Includes adjustments for non-cash charges arising from stock-based compensation, interest rate swap hedge ineffectiveness, and gain/loss on disposal of assets. Stock-based compensation expense was $3.8 million for the first quarter of fiscal 2019 and $3.4 million in the first quarter of fiscal 2018. In addition, this includes increases in the LIFO reserve of $0.9 million for the first quarter of fiscal 2019 and $0.8 million for the first quarter of fiscal 2018.

(2)	Includes professional fees and other costs related to completed and abandoned acquisitions, costs of integrating certain of our facilities, facility closing costs, advisory fees, and offering fees.
(3)	Consists primarily of professional fees and related expenses associated with productivity initiatives.
(4)

Consists primarily of amounts related to fuel collar derivatives, certain financing transactions, lease amendments, legal settlements and franchise tax expense, and other adjustments permitted by our credit agreement.

Consolidated Results of Operations

Three months ended September 29, 2018 compared to the three months ended September 30, 2017

Net Sales

Net sales growth is a function of case growth, pricing (which is primarily based on product inflation/deflation), and a changing mix of customers, channels, and product categories sold. Net sales increased $174.8 million, or 4.0%, in the first three months of fiscal 2019 compared to the first three months of fiscal 2018. The increase in net sales was primarily attributable to sales growth in Vistar, particularly in the vending, theater, and retail channels and case growth in Foodservice, particularly in the independent channel. Case volume increased 3.7% in the first three months of fiscal 2019 compared to the first three months of fiscal 2018.

Gross Profit

Gross profit increased $38.9 million, or 7.0%, for the first three months of fiscal 2019 compared to the first three months of fiscal 2018. Gross profit as a percentage of net sales was 13.1% for the first three months of fiscal 2019 compared to 12.7% for the first three months of fiscal 2018.  The increase in gross profit was the result of growth in cases sold and a higher gross profit per case at Vistar, which in turn was the result of a favorable shift in channel mix. Within Foodservice, case growth to independent customers positively affected gross profit per case. Independent customers typically receive more services from us, cost more to serve, and pay a higher gross profit per case than other customers. Also, in the first quarter of fiscal 2019, Foodservice grew our Performance Brand sales, which have higher gross profit per case compared to the other brands we sell. See “—Segment Results—Foodservice” below for additional discussion.

Operating Expenses

Operating expenses increased $38.8 million, or 7.7%, for the first three months of fiscal 2019 compared to the first three months of fiscal 2018. The increase in operating expenses was primarily driven by the increase in case volume and the resulting impact on variable operational and selling expenses, as well as the expense resulting from fiscal 2018 investments in selling, warehouse, and delivery personnel.  Operating expenses also increased in the first three months of fiscal 2019 as a result of a $6.0 million increase in fuel expense.

Depreciation and amortization of intangible assets increased from $31.4 million in the first three months of fiscal 2018 to $35.5 million in the first three months of fiscal 2019. Depreciation of fixed assets increased as a result of capital outlays to support our growth. Amortization of intangible assets increased as a result of recent acquisitions, primarily amortization of customer relationships.

Net Income

Net income increased $5.6 million, or 24.8%, for the first three months of fiscal 2019 compared to the first three months of fiscal 2018. The increase in net income was primarily attributable to the $6.6 million decrease in income tax expense, partially offset by a $1.0 million increase in interest expense.

The increase in interest expense was primarily the result of an increase in the average interest rate during the first three months of fiscal 2019 compared to the first three months of fiscal 2018.

The decrease in income tax expense was primarily a result of the Act. The Act was signed into law on December 22, 2017.  Among its numerous changes to the U.S. Internal Revenue Code, the Act reduced the U.S. federal corporate rate from 35% to 21%. Our effective tax rate for the three months ended September 29, 2018 was 20.0% compared to 37.5% for the three months September 30, 2017. The decrease in the tax rate was due to a lower statutory tax rate and the excess tax benefits associated with exercised and vested stock awards in the first quarter of fiscal 2019.

Segment Results

In the first quarter of fiscal 2019, the Company changed its operating segments to reflect the manner in which the business is managed. Based on changes to the Company’s organization structure and how the Company’s management reviews operating results and makes decisions about resource allocation, the Company now has two reportable segments: Foodservice and Vistar. Additionally, consistent with how the Company’s management assesses performance of the segments, certain administrative costs and corporate allocations, previously reported at the segment level, are now included within Corporate & All Other, as opposed to the Foodservice segment. Management evaluates the performance of these segments based on their respective sales growth and EBITDA.

Corporate & All Other is comprised of unallocated corporate overhead and certain operations that are not considered separate reportable segments based on their size. This includes the operations of our internal logistics unit responsible for managing and allocating inbound logistics revenue and expense.

The presentation and amounts for the three months ended September 30, 2017 have been adjusted to reflect the segment changes described above.

The following tables set forth net sales and EBITDA by segment for the periods indicated (dollars in millions):

Net Sales

	Three Months Ended
	September 29, 2018	September 30, 2017	Change	%
Foodservice	$3,646.0	$3,566.4	$79.6	2.2
Vistar	892.6	796.8	95.8	12.0
Corporate & All Other	69.8	62.3	7.5	12.0
Intersegment Eliminations	(68.7)	(60.6)	(8.1)	(13.4)
Total net sales	$4,539.7	$4,364.9	$174.8	4.0

EBITDA

	Three Months Ended
	September 29, 2018	September 30, 2017	Change	%
Foodservice	$92.0	$97.2	$(5.2)	(5.3)
Vistar	31.6	25.8	5.8	22.5
Corporate & All Other	(37.3)	(40.8)	3.5	8.6
Total EBITDA	$86.3	$82.2	$4.1	5.0

Segment Results—Foodservice

Three months ended September 29, 2018 compared to the three months ended September 30, 2017

Net Sales

Net sales for Foodservice increased $79.6 million, or 2.2%, from the first three months of fiscal 2018 to the first three months of fiscal 2019. This increase in net sales was attributable to an increase in selling price per case as a result of inflation, as well as growth in cases sold. Securing new and expanded business with independent customers resulted in independent case growth of approximately 4.8% in the first three months of fiscal 2019 compared to the first three months of fiscal 2018. The increase in independent case growth was partially offset by declines in the chain casual dining channel. For the quarter, independent sales as a percentage of total segment sales increased 60 basis points to 35.4%.

EBITDA

EBITDA for Foodservice decreased $5.2 million, or 5.3%, from the first three months of fiscal 2018 to the first three months of fiscal 2019. This decrease was the result of an increase in operating expenses excluding depreciation and amortization, partially offset by an increase in gross profit. Gross profit increased 4.7% in the first three months of fiscal 2019, compared to the prior year period, as a result of an increase in the gross profit per case, as well as an increase in cases sold. The increase in gross profit per case was driven by a favorable shift in the mix of cases sold toward independent customers and Performance Brands, as well as by an increase in procurement gains. Independent business has higher gross margins than Chain customers within this segment.

Operating expenses excluding depreciation and amortization for Foodservice increased by $26.2 million, or 7.5%, from the first three months of fiscal 2018 to the first three months of fiscal 2019. Operating expenses increased as a result of an increase in case volume and the resulting impact on variable operational and selling expenses, as well as the expense related to our fiscal 2018 investments in selling, warehouse, and delivery personnel. Operating expenses also increased as a result of a $5.1 million increase in fuel expense and a $1.7 million increase in insurance expense.

Depreciation and amortization of intangible assets recorded in this segment increased from $18.8 million in the first three months of fiscal 2018 to $20.9 million in the first three months of fiscal 2019. This increase was the result of capital outlays for transportation equipment and recent warehouse expansions.

Segment Results—Vistar

Three months ended September 29, 2018 compared to the three months ended September 30, 2017

Net Sales

Net sales for Vistar increased $95.8 million, or 12.0%, from the first three months of fiscal 2018 to the first three months of fiscal 2019. This increase was driven by case sales growth in the segment’s vending, theater, and retail channels, as well as recent acquisitions.

EBITDA

EBITDA for Vistar increased $5.8 million, or 22.5%, from the first three months of fiscal 2018 to the first three months of fiscal 2019. Gross profit dollar growth of $18.0 million, or 16.9%, for the first three months of fiscal 2019 compared to the first three months of fiscal 2018, was driven by an increase in the number of cases sold, as well as an increase in gross profit per case.  The increase in gross profit per case was driven by a favorable shift in channel mix, as well as by in increase in procurement gains.

Operating expense dollar growth, excluding depreciation and amortization, increased $12.2 million, or 15.1%, for the first three months of fiscal 2019 compared to the prior year period. Operating expenses increased primarily as a result of an increase in case volume and the resulting impact on variable operational expenses, as well as increases in personnel expenses.  Operating expenses also increased as a result of recent acquisitions.

Depreciation and amortization of intangible assets recorded in this segment increased from $6.3 million in the first three months of fiscal 2018 to $8.9 million in the first three months of fiscal 2019. Depreciation of fixed assets increased as a result of capital outlays for leasehold improvements and warehouse equipment.  Amortization of intangible assets increased as a result of recent acquisitions and accelerated amortization of certain customer relationships.

Segment Results—Corporate & All Other

Three months ended September 29, 2018 compared to the three months ended September 30, 2017

Net Sales

Net sales for Corporate & All Other increased $7.5 million from the first three months of fiscal 2018 to the first three months of fiscal 2019. The increase was primarily attributable to an increase in logistics services provided to our other segments.

EBITDA

EBITDA for Corporate & All Other was a negative $37.3 million for the first three months of fiscal 2019 compared to a negative $40.8 million for the first three months of fiscal 2018. The improvement in EBITDA was primarily driven by decreases in personnel expenses and advisory fees, partially offset by an increase in legal fees, including settlements.

Depreciation and amortization of intangible assets recorded in this segment decreased from $6.3 million in the first three months of fiscal 2018 to $5.7 million in the first three months of fiscal 2019.

Liquidity and Capital Resources

We have historically financed our operations and growth primarily with cash flows from operations, borrowings under our ABL Facility, operating and capital leases, and normal trade credit terms. We have typically funded our acquisitions with additional borrowings under our ABL Facility. Our working capital and borrowing levels are subject to seasonal fluctuations, typically with the lowest borrowing levels in the third and fourth fiscal quarters and the highest borrowing levels occurring in the first and second fiscal quarters. We believe that our cash flows from operations and available borrowing capacity will be sufficient both to meet our anticipated cash requirements over at least the next 12 months and to maintain sufficient liquidity for normal operating purposes.

At September 29, 2018, our cash balance totaled $19.1 million, including restricted cash of $10.5 million, as compared to a cash balance totaling $17.8 million, including restricted cash of $10.3 million, at June 30, 2018. This increase in cash during the first three months of fiscal 2019 was attributable to net cash provided by operating activities of $32.3 million and net cash provided by financing activities of $25.3 million, partially offset by net cash used in investing activities of $56.3 million. We borrow under our ABL Facility or pay it down regularly based on our cash flows from operating and investing activities. Our practice is to minimize interest expense while maintaining reasonable liquidity.

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

Operating Activities

Three months ended September 29, 2018 compared to the three months ended September 30, 2017

During the first three months of fiscal 2019 and fiscal 2018, our operating activities provided cash flow of $32.3 million and $16.0 million, respectively. The increase in cash flows provided by operating activities in the first three months of fiscal 2019 compared to the first three months of fiscal 2018 was largely driven by higher income before non-cash depreciation and amortization and improvements in working capital.

Investing Activities

Cash used in investing activities totaled $56.3 million in the first three months of fiscal 2019 compared to $79.6 million in the first three months of fiscal 2018. These investments consisted primarily of payments for business acquisitions of $31.5 million for the first three months of fiscal 2019 and $63.2 million for the first three months of fiscal 2018 and capital purchases of property, plant, and equipment of $25.0 million and $16.5 million for the first three months of fiscal 2019 and the first three months of fiscal 2018, respectively. For the first three months of fiscal 2019, purchases of property, plant, and equipment primarily consisted of outlays for warehouse expansions and improvements, as well as warehouse equipment and information technology. The following table presents the capital purchases of property, plant, and equipment by segment:

	Three Months Ended
(Dollars in millions)	September 29, 2018	September 30, 2017
Foodservice	$16.8	$12.2
Vistar	2.7	0.3
Corporate & All Other	5.5	4.0
Total capital purchases of property, plant and equipment	$25.0	$16.5

As of September 29, 2018, the Company had commitments of $10.5 million for capital projects related to warehouse expansion and improvements and warehouse equipment. The Company anticipates using cash flows from operations or borrowings from the ABL Facility to fulfill these commitments.

Financing Activities

During the first three months of fiscal 2019, our financing activities provided cash flow of $25.3 million, which consisted primarily of $36.5 million in net borrowings under our ABL facility.

During the first three months of fiscal 2018, our financing activities provided cash flow of $62.4 million, which consisted primarily of $66.6 million in net borrowings under our ABL facility.

The following describes our financing arrangements as of September 29, 2018:

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

The following table summarizes outstanding borrowings, availability, and the average interest rate under the ABL Facility:

(Dollars in millions)	As of September 29, 2018	As of June 30, 2018
Aggregate borrowings	$816.6	$780.1
Letters of credit under ABL Facility	83.3	121.3
Excess availability, net of lenders’ reserves of $12.4 and $12.1	891.0	854.2
Average interest rate	3.67%	3.52%

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

Letters of Credit Facility:  On August 9, 2018, Performance Food Group, Inc. and PFGC entered into the Letters of Credit Facility.  The Letters of Credit Facility is an uncommitted facility that provides for the issuance of letters of credit in an aggregate amount not to exceed $40.0 million.  Each letter of credit shall have a term not to exceed one year; however, a letter of credit may renew automatically in accordance with its terms.  A fee equal to 2.5% per annum on the average daily amount available to be drawn on each day under each outstanding letter of credit is payable quarterly. As of September 29, 2018, the Company has $30.7 million letters of credit outstanding under the Letters of Credit Facility.

As of September 29, 2018, we were in compliance with all of the covenants under the ABL Facility and the indenture governing the Notes.

Contractual Obligations

Refer to the “Contractual Cash Obligations” section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K for details on our contractual obligations and commitments to make specified contractual future cash payments as of June 30, 2018.

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

Total assets for Foodservice increased $101.7 million from $2,935.8 million as of September 30, 2017 to $3,037.5 million as of September 29, 2018. During this time period, this segment increased its inventory and property, plant, and equipment, which was partially offset by a decrease in intangible assets and accounts receivable. Total assets for Foodservice increased $41.2 million from $2,996.3 million as of June 30, 2018 to $3,037.5 million as of September 29, 2018. During this time period, this segment increased its inventory and property, plant, and equipment.

Total assets for Vistar increased $71.1 million from $722.6 million as of September 30, 2017 to $793.7 million as of September 29, 2018. During this time period, this segment increased its accounts receivable, inventory, property, plant, and equipment, goodwill and intangible assets, primarily due to acquisitions. Total assets for Vistar increased $54.7 million from $739.0 million as of June 30, 2018 to $793.7 million as of September 29, 2018. During this time period, this segment increased its accounts receivable, inventory, goodwill and intangible assets.

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are those that are most important to portraying our financial position and results of operations. These policies require our most subjective or complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. Our most critical accounting policies and estimates include those that pertain to the allowance for doubtful accounts receivable, inventory valuation, insurance programs, income taxes, vendor rebates and promotional incentives, and goodwill and other intangible assets, which are described in the Form 10-K. There have been no material changes to our critical accounting policies and estimates as compared to our critical accounting policies and estimates described in the Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our market risks consist of interest rate risk and fuel price risk. There have been no material changes to our market risks since June 30, 2018. For a discussion on our exposure to market risk, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risks” in the Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) under the Exchange Act), that occurred during the fiscal quarter ended September 29, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to various allegations, claims, and legal actions arising in the ordinary course of business.

While it is impossible to determine with certainty the ultimate outcome of any of these proceedings, lawsuits, and claims, management believes that adequate provisions have been made or insurance secured for all currently pending proceedings so that the ultimate outcomes will not have a material adverse effect on our financial position. During the three months ended September 29, 2018, there have been no material changes to legal proceedings from those discussed in the Form 10-K.

Item 1A.	Risk Factors

There have been no material changes to our principal risks that we believe are material to our business, results of operations, and financial condition from the risk factors previously disclosed in the Form 10-K, which is accessible on the SEC’s website at www.sec.gov .

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information relating to our purchases of the Company’s common stock during the first quarter of fiscal 2019.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2018—July 28, 2018	—	$—	—	—
July 29, 2018—August 25, 2018	100,211	36.96	—	—
August 26, 2018—September 29, 2018	34,087	33.36	—	—
Total	134,298	$34.99	—	—

(1)

During the first quarter of fiscal 2019, the Company repurchased 134,298 shares of the Company’s common stock via share withholding for payroll tax obligations due from employees in connection with the delivery of shares of the Company’s common stock under our incentive plans.

Item 3:	Defaults Upon Senior Securities

None

Item 4:	Mine Safety Disclosures

Not applicable

Item 5:	Other Information

None

Item 6:	Exhibits

Exhibit No.	Description

3.1

Amended and Restated Bylaws of Performance Food Group Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-37578), filed with the Securities and Exchange Commission on August 9, 2018)

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

PERFORMANCE FOOD GROUP COMPANY (Registrant)

Dated: November 7, 2018	By:	/s/ James D. Hope
	Name:	James D. Hope
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)