Form 10-Q
period 2018-12-29
Performance Food Group Co
filed 2019-02-06
CIK 1618673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

105,202,475 shares of common stock were outstanding as of January 31, 2019.

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

Part I – FINANCIAL INFORMATION

Item 1.	Financial Statements

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except per share data)	As of December 29, 2018	As of June 30, 2018
ASSETS
Current assets:
Cash	$7.5	$7.5
Accounts receivable, less allowances of $23.9 and $19.3	1,093.2	1,065.6
Inventories, net	1,140.9	1,051.9
Prepaid expenses and other current assets	51.9	78.5
Total current assets	2,293.5	2,203.5
Goodwill	747.4	740.5
Other intangible assets, net	211.0	193.8
Property, plant and equipment, net	855.6	795.5
Restricted cash	10.6	10.3
Other assets	48.4	57.3
Total assets	$4,166.5	$4,000.9
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Outstanding checks in excess of deposits	$281.5	$260.8
Trade accounts payable	940.6	973.0
Accrued expenses and other current liabilities	222.6	227.8
Capital lease obligations—current installments	13.5	8.4
Total current liabilities	1,458.2	1,470.0
Long-term debt	1,188.4	1,123.0
Deferred income tax liability, net	100.7	106.3
Capital lease obligations, excluding current installments	96.2	52.8
Other long-term liabilities	117.9	113.5
Total liabilities	2,961.4	2,865.6
Commitments and contingencies (Note 10)
Shareholders’ equity:
Common Stock: $0.01 par value per share, 1.0 billion shares authorized, 103.8 million shares issued and outstanding as of December 29, 2018; 1.0 billion shares authorized, 103.2 million shares issued and outstanding as of June 30, 2018	1.0	1.0
Additional paid-in capital	863.2	861.2
Accumulated other comprehensive income, net of tax expense of $2.0 and $2.9	5.7	8.3
Retained earnings	335.2	264.8
Total shareholders’ equity	1,205.1	1,135.3
Total liabilities and shareholders’ equity	$4,166.5	$4,000.9

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per share data)	Three Months Ended December 29, 2018	Three Months Ended December 30, 2017	Six Months Ended December 29, 2018	Six Months Ended December 30, 2017
Net sales	$4,615.7	$4,311.1	$9,155.4	$8,676.0
Cost of goods sold	4,001.1	3,743.5	7,947.2	7,553.7
Gross profit	614.6	567.6	1,208.2	1,122.3
Operating expenses	541.6	518.5	1,084.6	1,022.7
Operating profit	73.0	49.1	123.6	99.6
Other expense, net:
Interest expense	16.0	15.1	31.6	29.7
Other, net	0.7	(0.1)	0.5	(0.4)
Other expense, net	16.7	15.0	32.1	29.3
Income before taxes	56.3	34.1	91.5	70.3
Income tax expense (benefit)	13.2	(43.9)	20.2	(30.3)
Net income	$43.1	$78.0	$71.3	$100.6
Weighted-average common shares outstanding:
Basic	103.9	101.4	103.7	101.2
Diluted	104.9	104.5	105.0	104.5
Earnings per common share:
Basic	$0.41	$0.77	$0.69	$0.99
Diluted	$0.41	$0.75	$0.68	$0.96

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

($ in millions)	Three months ended December 29, 2018	Three months ended December 30, 2017	Six Months Ended December 29, 2018	Six Months Ended December 30, 2017
Net income	$43.1	$78.0	$71.3	$100.6
Other comprehensive (loss) income, net of tax:
Interest rate swaps:
Change in fair value, net of tax	(3.0)	1.8	(2.2)	1.8
Reclassification adjustment, net of tax	(0.8)	0.2	(1.3)	0.2
Other comprehensive (loss) income	(3.8)	2.0	(3.5)	2.0
Total comprehensive income	$39.3	$80.0	$67.8	$102.6

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Shareholders’
(In millions)	Shares	Amount	Capital	Income	Earnings	Equity
Balance as of September 30, 2017	101.0	$1.0	$856.8	$2.4	$89.2	$949.4
Issuance of common stock under stock-based compensation plans	1.3	—	(25.0)	—	—	(25.0)
Net income	—	—	—	—	78.0	78.0
Interest rate swaps	—	—	—	2.0	—	2.0
Stock-based compensation expense	—	—	11.1	—	—	11.1
Balance as of December 30, 2017	102.3	$1.0	$842.9	$4.4	$167.2	$1,015.5

Balance as of September 29, 2018	103.6	$1.0	$862.7	$9.5	$292.1	$1,165.3
Issuance of common stock under stock-based compensation plans	0.4	—	1.5	—	—	1.5
Net income	—	—	—	—	43.1	43.1
Interest rate swaps	—	—	—	(3.8)	—	(3.8)
Stock-based compensation expense	—	—	4.2	—	—	4.2
Common stock repurchased	(0.2)	—	(5.2)	—	—	(5.2)
Balance as of December 29, 2018	103.8	$1.0	$863.2	$5.7	$335.2	$1,205.1

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Shareholders’
(In millions)	Shares	Amount	Capital	Income	Earnings	Equity
Balance as of July 1, 2017	100.8	$1.0	$855.5	$2.4	$66.6	$925.5
Issuance of common stock under stock-based compensation plans	1.5	—	(27.1)	—	—	(27.1)
Net income	—	—	—	—	100.6	100.6
Interest rate swaps	—	—	—	2.0	—	2.0
Stock-based compensation expense	—	—	14.5	—	—	14.5
Balance as of December 30, 2017	102.3	$1.0	$842.9	$4.4	$167.2	$1,015.5

Balance as of June 30, 2018	103.2	$1.0	$861.2	$8.3	$264.8	$1,135.3
Issuance of common stock under stock-based compensation plans	0.8	—	(0.8)	—	—	(0.8)
Net income	—	—	—	—	71.3	71.3
Interest rate swaps	—	—	—	(3.5)	—	(3.5)
Stock-based compensation expense	—	—	8.0	—	—	8.0
Common stock repurchased	(0.2)	—	(5.2)	—	—	(5.2)
Change in accounting principle(1)	—	—	—	0.9	(0.9)	—
Balance as of December 29, 2018	103.8	$1.0	$863.2	$5.7	$335.2	$1,205.1

(1)

As of the beginning of fiscal 2019, the Company elected to early adopt the provisions of ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. Refer to Note 3 for further discussion.

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

($ in millions)	Six months ended December 29, 2018	Six months ended December 30, 2017
Cash flows from operating activities:
Net income	$71.3	$100.6
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	54.4	49.1
Amortization of intangible assets	18.2	14.6
Amortization of deferred financing costs and other	1.7	2.4
Provision for losses on accounts receivables	8.3	7.5
Stock compensation expense	8.0	14.5
Deferred income tax benefit	(4.7)	(37.8)
Change in fair value of derivative assets and liabilities	1.0	(0.2)
Other	(0.4)	7.3
Changes in operating assets and liabilities, net
Accounts receivable	(24.3)	(1.2)
Inventories	(73.8)	(14.3)
Prepaid expenses and other assets	32.2	(15.0)
Trade accounts payable	(37.4)	(29.4)
Outstanding checks in excess of deposits	20.7	(36.8)
Accrued expenses and other liabilities	(5.2)	(28.7)
Net cash provided by operating activities	70.0	32.6
Cash flows from investing activities:
Purchases of property, plant and equipment	(60.1)	(38.5)
Net cash paid for acquisitions	(57.0)	(63.2)
Proceeds from sale of property, plant and equipment	0.7	0.3
Net cash used in investing activities	(116.4)	(101.4)
Cash flows from financing activities:
Net borrowings under ABL Facility	65.4	116.4
Payments of Promissory Note	-	(6.0)
Payments on financed property, plant and equipment	(4.6)	(0.6)
Cash paid for acquisitions	(3.1)	(7.4)
Payments under capital lease obligations	(5.6)	(3.2)
Proceeds from exercise of stock options	5.3	0.7
Cash paid for shares withheld to cover taxes	(6.1)	(27.8)
Repurchases of common stock	(4.6)	—
Other	-	(1.3)
Net cash provided by financing activities	46.7	70.8
Net increase in cash and restricted cash	0.3	2.0
Cash and restricted cash, beginning of period	17.8	21.0
Cash and restricted cash, end of period	$18.1	$23.0

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

(In millions)	As of December 29, 2018	As of June 30, 2018
Cash	$7.5	$7.5
Restricted cash(1)	10.6	10.3
Total cash and restricted cash	$18.1	$17.8

(1)	Restricted cash represents the amounts required by insurers to collateralize a part of the deductibles for the Company’s workers’ compensation and liability claims.

Supplemental disclosures of non-cash transactions are as follows:

(In millions)	Six months ended December 29, 2018	Six months ended December 30, 2017
Debt assumed through capital lease obligations	$54.1	$7.7
Purchases of property, plant and equipment, financed	2.6	3.2
Share repurchases payable	0.6	-

Supplemental disclosures of cash flow information are as follows:

(In millions)	Six months ended December 29, 2018	Six months ended December 30, 2017
Cash paid during the year for:
Interest	$32.0	$28.1
Income tax (refunds) paid, net	(0.1)	25.1

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

Share Repurchase Program

On November 13, 2018, the Board of Directors of the Company (the “Board of Directors”) authorized a share repurchase program for up to $250 million of the Company’s outstanding common stock. The repurchases are executed in accordance with applicable securities laws and may be made at management’s discretion from time to time in the open market, through privately negotiated transactions or otherwise, including pursuant to Rule 10b5-1 trading plans. The share repurchase program does not have an expiration date and may be amended, suspended, or discontinued at any time. Repurchases under this program depend upon market place conditions and other factors, including compliance with the covenants under the ABL Facility and the indenture governing the Notes.  The share repurchase program remains subject to the discretion of the Board of Directors. During the three months ended December 29, 2018, the Company repurchased and subsequently retired 0.2 million shares of common stock for a total of $5.2 million. As of December 29, 2018, approximately $244.8 million remained available for additional share repurchases.

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

3.	Recently Issued Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) and has issued subsequent amendments to this guidance. This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue that represents the transfer of promised goods or services to a customer in an amount that reflects the consideration it expects to receive in exchange for those goods or services. The Company adopted this standard at the beginning of fiscal 2019, with no significant impact to the Company’s financial position or results of operations, using the modified retrospective approach. See Note 4, Revenue Recognition.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) and has issued subsequent amendments to this guidance. The ASU is a comprehensive new lease accounting model that requires companies to recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. As part of the implementation of this new standard, the Company is in the process of reviewing current accounting policies and assessing the practical expedients allowed under this new guidance. The Company is currently evaluating the impact that the adoption of this ASU will have on its consolidated financial statements, as well as on its systems, processes, and controls to properly account for its leases. The Company is in the process of identifying the complete population of leases affected and determining and gathering all the necessary information required to calculate the lease liabilities and right-of-use assets. In addition, the Company has implemented software to assist with future reporting. For public entities, the ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company will adopt the guidance in fiscal 2020. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provided companies with an additional (and optional) transition method to adopt the new lease standard. Under this new transition method companies would apply the new lease standard at the date of adoption and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. ASC 842, as originally issued, required companies to use a modified retrospective transition approach as of the beginning of the earliest comparable period presented in a company’s financial statements. The Company plans to apply the modified retrospective approach with a cumulative-effect adjustment at the beginning of the period of adoption. Additionally, the Company currently plans to elect the “package of three” practical expedients which allow companies not to reassess whether arrangements contain leases, the classification of leases, and the capitalization of initial direct costs. The Company believes adoption of this standard will have a significant impact on our Consolidated Balance Sheet, however, it does not expect the standard to have a material impact on our Consolidated Statement of Operations or Cash Flows. Information about our undiscounted future lease payments and the timing of those payments is in Note 12 Leases in the Form 10-K.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and has issued subsequent amendments to this guidance. The pronouncement changes the impairment model for most financial assets and will require the use of an “expected loss” model for instruments measured at amortized cost. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, however, the Company currently plans to adopt the new standard in fiscal 2021. Companies are required to apply the standard using a modified retrospective approach, with a cumulative-effect adjustment recorded to beginning retained earnings on the effective date. The Company is in the process of evaluating the impact of this ASU on its future consolidated financial statements.

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

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments in this update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this update. The amendments in this update are effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted. The Company will adopt in fiscal 2021. The amendments in this update should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is in the process of assessing the impact of this ASU on its consolidated financial statements but does not expect this update to have a material impact on the Company's consolidated financial statements.

In October 2018, the FASB issued ASU 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. This ASU permits the use of the Overnight Index Swap rate based on the Secured Overnight Financing Rate as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815. For public entities that already adopted the amendments in ASU 2017-12, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

The Company has customer contracts in which incentives are paid upfront to certain customers. These payments have become industry practice and are not related to financing the customer’s business, nor are they associated with any distinct good or service to be received from the customer. These incentive payments are capitalized and amortized over the life of the contract or the expected life of the customer relationship on a straight-line basis. The Company’s contract asset for these incentives totaled $8.2 million and $6.9 million as of December 29, 2018 and June 30, 2018, respectively.

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

During the first six months of fiscal 2019, the Company paid cash of $57.0 million for three acquisitions and during the first six months of fiscal 2018, the Company paid cash of $64.9 million for an acquisition. These acquisitions did not materially affect the Company’s results of operations.

The following table summarizes the preliminary purchase price allocation for each major class of assets acquired and liabilities assumed for the fiscal 2019 acquisitions.

(In millions)	Fiscal 2019
Net working capital	$10.9
Goodwill	7.1
Other intangible assets	37.1
Property, plant and equipment	1.9
Total purchase price	$57.0

6.	Debt

The Company is a holding company and conducts its operations through its subsidiaries, which have incurred or guaranteed indebtedness as described below.

Debt consisted of the following:

(In millions)	As of December 29, 2018	As of June 30, 2018
ABL	$845.0	$780.1
5.500% Notes due 2024	350.0	350.0
Less: Original issue discount and deferred financing costs	(6.6)	(7.1)
Long-term debt	1,188.4	1,123.0
Capital and finance lease obligations	109.7	61.2
Total debt	1,298.1	1,184.2
Less: current installments	(13.5)	(8.4)
Total debt, excluding current installments	$1,284.6	$1,175.8

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

The following table summarizes outstanding borrowings, availability, and the average interest rate under the ABL Facility:

(Dollars in millions)	As of December 29, 2018	As of June 30, 2018
Aggregate borrowings	$845.0	$780.1
Letters of credit under ABL Facility	83.9	121.3
Excess availability, net of lenders’ reserves of $13.2 and $12.1	859.0	854.2
Average interest rate	3.96%	3.52%

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

Letters of Credit Facility

On August 9, 2018, Performance Food Group, Inc. and PFGC entered into a Continuing Agreement for Letters of Credit (the “Letters of Credit Facility”).  The Letters of Credit Facility is an uncommitted facility that provides for the issuance of letters of credit in an aggregate amount not to exceed $40.0 million. Each letter of credit shall have a term not to exceed one year; however, a letter of credit may renew automatically in accordance with its terms.  A fee equal to 2.5% per annum on the average daily amount available to be drawn on each day under each outstanding letter of credit is payable quarterly. As of December 29, 2018, the Company had $30.7 million letters of credit outstanding under the Letters of Credit Facility.

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

As of December 29, 2018, Performance Food Group, Inc. had eight interest rate swaps with a combined $550.0 million notional amount. The following table summarizes the outstanding interest rate swap agreement as of December 29, 2018 (in millions):

Effective Date	Maturity Date	Notional Amount	Fixed Rate Swapped
June 30, 2017	June 30, 2019	50.0	1.13%
June 30, 2017	June 30, 2020	50.0	1.23%
June 30, 2017	June 30, 2020	50.0	1.25%
June 30, 2017	June 30, 2020	50.0	1.26%
August 9, 2018	August 9, 2021	75.0	1.21%
August 9, 2018	August 9, 2021	75.0	1.20%
June 30, 2020	December 31, 2021	100.0	2.16%
August 9, 2021	April 9, 2023	100.0	2.93%

Hedges of Forecasted Diesel Fuel Purchases

From time to time, Performance Food Group, Inc. enters into costless collar arrangements to manage its exposure to variability in cash flows expected to be paid for its forecasted purchases of diesel fuel. As of December 29, 2018, Performance Food Group, Inc. was a party to four such arrangements, with an aggregate 6.0 million gallon original notional amount. The 6.0 million gallon forecasted purchases of diesel fuel are expected to be made between January 1, 2019 and December 31, 2019.

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

The carrying values of cash, accounts receivable, outstanding checks in excess of deposits, trade accounts payable, and accrued expenses approximate their fair values because of the relatively short maturities of those instruments. The derivative assets and liabilities are recorded at fair value on the balance sheet. The fair value of long-term debt, which has a carrying value of $1,188.4 million and $1,123.0 million, is $1,186.4 million and $1,126.7 million at December 29, 2018 and June 30, 2018, respectively, and is determined by reviewing current market pricing related to comparable debt issued at the time of the balance sheet date, and is considered a Level 2 measurement.

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

The Company’s effective tax rate was 23.4% for the three months ended December 29, 2018 and -128.3% for the three months ended December 30, 2017. The Company’s effective tax rate was 22.1% for the six months ended December 29, 2018 and -43.1% for the six months ended December 30, 2017. As a result in the reduction in the federal corporate income tax rate to 21% from 35% under the Act, the Company has a statutory rate of 21% for the three and six months ended December 29, 2018. For the three and six months ended December 30, 2017, the blended statutory rate was 28%. For the three and six months ended December 29, 2018, the effective tax rate varied from the 21% statutory rate primarily due to state taxes, federal credits and other permanent items. The excess tax benefit of exercised and vested stock awards is treated as a discrete item. For the three and six months ended December 30, 2017 the effective rate varied from the blended statutory rate of 28% primarily due to a revaluation of the Company’s net deferred income tax liability and the excess tax benefit of exercised and vested stock awards. The impact to the provision for performance-based stock-based compensation and the impact of the reduction in tax rate under the Act are summarized as follows:

	Three months ended December 29, 2018		Three months ended December 30, 2017
(Dollars in millions)	Income Tax Expense	Effective Tax Rate	Income Tax (Benefit) Expense	Effective Tax Rate
Income tax expense (benefit), reported	$13.2	23.4%	$(43.9)	-128.3%
Revaluation of net deferred income tax liability	—	—	(37.4)	-109.6%
Other impact of tax law change	—	—	(2.5)	-7.4%
Stock-based compensation - performance vesting	—	—	(15.4)	-45.2%
Income tax expense, excluding benefits	$13.2	23.4%	$11.4	33.9%

	Six months ended December 29, 2018		Six months ended December 30, 2017
(Dollars in millions)	Income Tax Expense	Effective Tax Rate	Income Tax (Benefit) Expense	Effective Tax Rate
Income tax expense (benefit), reported	$20.2	22.1%	$(30.3)	-43.1%
Revaluation of net deferred income tax liability	—	—	(37.4)	-53.3%
Stock-based compensation - performance vesting	—	—	(15.4)	-21.9%
Income tax expense, excluding benefits	$20.2	22.1%	$22.5	32.1%

As of December 29, 2018 and June 30, 2018, the Company had net deferred tax assets of $29.2 million and $29.2 million, respectively, and deferred tax liabilities of $129.9 million and $135.5 million, respectively. As of June 30, 2018, the Company had established a valuation allowance of $0.4 million, net of federal benefit, against deferred tax assets related to certain net operating losses which are not likely to be realized due to limitations on utilization. There was no change in the valuation allowance as of December 29, 2018. The Company believes that it is more likely than not that the remaining deferred tax assets will be realized.

The Company records a liability for Uncertain Tax Positions in accordance with FASB ASC 740-10-25, Income Taxes – General – Recognition. As of December 29, 2018 and June 30, 2018, the Company had approximately $1.2 million and $1.2 million of unrecognized tax benefits, respectively. It is reasonably possible that a decrease of approximately $0.1 million in the balance of unrecognized tax benefits may occur within the next twelve months because of statute of limitations expirations, that, if recognized, would affect the effective tax rate.

10.	Commitments and Contingencies

Purchase Obligations

The Company had outstanding contracts and purchase orders for capital projects and services totaling $31.8 million at December 29, 2018. Amounts due under these contracts were not included on the Company’s consolidated balance sheet as of December 29, 2018.

Guarantees

Subsidiaries of the Company have entered into numerous operating leases, including leases of buildings, equipment, tractors, and trailers. Certain of the leases for tractors, trailers, and other vehicles and equipment provide for residual value guarantees to the lessors. Circumstances that would require the subsidiary to perform under the guarantees include either (1) default on the leases with the leased assets being sold for less than the specified residual values in the lease agreements, or (2) decisions not to purchase the assets at the end of the lease terms combined with the sale of the assets, with sales proceeds less than the residual value of the leased assets specified in the lease agreements. Residual value guarantees under these operating lease agreements typically range between 7% and 20% of the value of the leased assets at inception of the lease. These leases have original terms ranging from 4 to 8 years and expiration dates ranging from 2019 to 2025. As of December 29, 2018, the undiscounted maximum amount of potential future payments for lease guarantees totaled approximately $25.5 million, which would be mitigated by the fair value of the leased assets at lease expiration.

The Company participates in a purchasing alliance that was formed to obtain better pricing, to expand product options, to reduce internal costs, and to achieve greater inventory turnover. The Company has entered into agreements to guarantee a portion of the trade payables for such purchasing alliance to their various suppliers as an inducement for these suppliers to extend additional trade credit to the purchasing alliance. In the event of default by the purchasing alliance of its trade payables obligations, these suppliers may proceed directly against the Company to collect their trade payables. The terms of these guarantees have expiration dates throughout 2019. As of December 29, 2018, the undiscounted maximum amount of potential payments covered by these guarantees totaled $8.9 million. The Company believes that the likelihood of payment under these guarantees is remote and that any fair value attributable to these guarantees is immaterial; therefore, no liability has been recorded for these obligations in the Company’s consolidated balance sheets.

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

The Company participates in and has an equity method investment in a purchasing alliance that was formed to obtain better pricing, to expand product options, to reduce internal costs, and to achieve greater inventory turnover. The Company’s investment in the purchasing alliance was $4.8 million as of December 29, 2018 and $4.3 million as of June 30, 2018. For the three-month periods ended December 29, 2018 and December 30, 2017, the Company recorded purchases of $206.2 million and $177.5 million, respectively, through the purchasing alliance. During the six-month periods ended December 29, 2018 and December 30, 2017, the Company recorded purchases of $433.1 million and $390.4 million, respectively, through the purchasing alliance.

12.	Earnings Per Share

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is calculated using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. In computing diluted EPS, the average closing stock price for the period is used in determining the number of shares assumed to be purchased with the proceeds from the exercise of stock options under the treasury stock method. Potential common shares of 0.5 million and 0.6 million for the three and six months ended December 29, 2018, respectively, and 0.7 million and 0.7 million for the three and six months ended December 30, 2017, respectively, were not included in computing diluted earnings per share because the effect would have been antidilutive.

A reconciliation of the numerators and denominators for the basic and diluted EPS computations is as follows:

(In millions, except per share amounts)	Three months ended December 29, 2018	Three months ended December 30, 2017	Six months ended December 29, 2018	Six months ended December 30, 2017
Numerator:
Net Income	$43.1	$78.0	$71.3	$100.6
Denominator:
Weighted-average common shares outstanding	103.9	101.4	103.7	101.2
Dilutive effect of share-based awards	1.0	3.1	1.3	3.3
Weighted-average dilutive shares outstanding	104.9	104.5	105.0	104.5
Basic earnings per share	$0.41	$0.77	$0.69	$0.99
Diluted earnings per share	$0.41	$0.75	$0.68	$0.96

13.Segment Information

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

The presentation and amounts for the three and six months ended December 30, 2017 and as of June 30, 2018 have been adjusted to reflect the segment changes described above.

(In millions)	Foodservice	Vistar	Corporate & All Other	Eliminations	Consolidated
For the three months ended December 29, 2018
Net external sales	$3,669.3	$941.3	$5.1	$—	$4,615.7
Inter-segment sales	2.6	0.6	64.2	(67.4)	—
Total sales	3,671.9	941.9	69.3	(67.4)	4,615.7
Depreciation and amortization	21.7	9.3	6.1	—	37.1
Capital expenditures	25.9	4.0	5.2	—	35.1
For the three months ended December 30, 2017
Net external sales	$3,467.8	$838.3	$5.0	$—	$4,311.1
Inter-segment sales	2.1	0.6	56.5	(59.2)	—
Total sales	3,469.9	838.9	61.5	(59.2)	4,311.1
Depreciation and amortization	19.5	6.9	5.9	—	32.3
Capital expenditures	13.4	5.3	3.3	—	22.0

(In millions)	Foodservice	Vistar	Corporate & All Other	Eliminations	Consolidated
For the six months ended December 29, 2018
Net external sales	$7,312.6	$1,833.1	$9.7	$—	$9,155.4
Inter-segment sales	5.3	1.4	129.4	(136.1)	—
Total sales	7,317.9	1,834.5	139.1	(136.1)	9,155.4
Depreciation and amortization	42.6	18.2	11.8	—	72.6
Capital expenditures	42.7	6.7	10.7	—	60.1
For the six months ended December 30, 2017
Net external sales	$7,032.0	$1,634.5	$9.5	$—	$8,676.0
Inter-segment sales	4.3	1.2	114.3	(119.8)	—
Total sales	7,036.3	1,635.7	123.8	(119.8)	8,676.0
Depreciation and amortization	38.3	13.2	12.2	—	63.7
Capital expenditures	25.6	5.6	7.3	—	38.5

EBITDA for each reportable segment and Corporate & All Other is presented below along with a reconciliation to consolidated income before taxes.

	Three Months Ended		Six Months Ended
	December 29, 2018	December 30, 2017	December 29, 2018	December 30, 2017
Foodservice EBITDA	$104.3	$102.1	$196.3	$199.3
Vistar EBITDA	45.4	34.0	77.0	59.8
Corporate & All Other EBITDA	(40.3)	(54.6)	(77.6)	(95.4)
Depreciation and amortization	(37.1)	(32.3)	(72.6)	(63.7)
Interest expense	(16.0)	(15.1)	(31.6)	(29.7)
Income before taxes	$56.3	$34.1	$91.5	$70.3

Total assets by reportable segment, excluding intercompany receivables between segments, are as follows:

(In millions)	As of December 29, 2018	As of June 30, 2018
Foodservice	$3,056.7	$2,996.3
Vistar	881.6	739.0
Corporate & All Other	228.2	265.6
Total assets	$4,166.5	$4,000.9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Recent Trends and Initiatives

Our case volume has grown in each quarter over the comparable prior fiscal year quarter, starting in the second quarter of fiscal 2010 and continuing through the most recent quarter. We believe that we gained industry share during the second quarter of fiscal 2019 given that we have grown our sales more rapidly than the industry growth rate forecasted by Technomic, a research and consulting firm serving the food and food related industry. Our net income decreased 44.7% from the second quarter of fiscal 2018 to the second quarter  of fiscal 2019 and decreased 29.1% from the first six months of fiscal 2018 to the first six months of fiscal 2019, primarily as a result of the prior year impact of the Act. Adjusted EBITDA increased 11.3% from the second quarter of fiscal 2018 to the second quarter of fiscal 2019 and increased 8.5% from the first six months of fiscal 2018 to the first six months of fiscal 2019, driven primarily by case growth and improved profit per case. Case volume grew 5.5% in the second quarter of fiscal 2019 and 4.6% in the first six months of fiscal 2019 compared to the prior year periods. Gross profit dollars rose 8.3% and 7.7% in the second quarter of fiscal 2019 and the first six months of fiscal 2019, respectively, versus the prior year periods, which was faster than case growth, primarily as a result of shifting our channel mix toward higher gross margin customers and shifting our product mix toward sales of Performance Brands. Our operating expenses in the second quarter and first six months of fiscal 2019 compared to the second quarter and first six months of fiscal 2018 rose 4.5% and 6.1%, respectively, as a result of increases in variable operational and selling expenses associated with the increase in case volume, as well as increases in fuel expense and personnel expenses as a result of our second half fiscal 2018 investments in selling, warehouse, and delivery personnel.

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

In calculating Adjusted EBITDA, we add back certain unusual, non-cash, non-recurring, cost reduction, and other adjustment items as permitted or required by our credit agreement and indenture. Adjusted EBITDA among other things:

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

Results of Operations, EBITDA, and Adjusted EBITDA

The following table sets forth a summary of our results of operations, EBITDA, and Adjusted EBITDA for the periods indicated (in millions, except per share data):

	Three Months Ended
	December 29, 2018	December 30, 2017	Change	%
Net sales	$4,615.7	$4,311.1	$304.6	7.1
Cost of goods sold	4,001.1	3,743.5	257.6	6.9
Gross profit	614.6	567.6	47.0	8.3
Operating expenses	541.6	518.5	23.1	4.5
Operating profit	73.0	49.1	23.9	48.7
Other expense, net
Interest expense	16.0	15.1	0.9	6.0
Other, net	0.7	(0.1)	0.8	NM
Other expense, net	16.7	15.0	1.7	11.3
Income before income taxes	56.3	34.1	22.2	65.1
Income tax expense (benefit)	13.2	(43.9)	57.1	NM
Net income	$43.1	$78.0	$(34.9)	(44.7)
EBITDA	$109.4	$81.5	$27.9	34.2
Adjusted EBITDA	$116.9	$105.0	$11.9	11.3
Weighted-average common shares outstanding:
Basic	103.9	101.4	2.5	2.5
Diluted	104.9	104.5	0.4	0.4
Earnings per common share:
Basic	$0.41	$0.77	$(0.36)	(46.8)
Diluted	$0.41	$0.75	$(0.34)	(45.3)

	Six Months Ended
	December 29, 2018	December 30, 2017	Change	%
Net sales	$9,155.4	$8,676.0	$479.4	5.5
Cost of goods sold	7,947.2	7,553.7	393.5	5.2
Gross profit	1,208.2	1,122.3	85.9	7.7
Operating expenses	1,084.6	1,022.7	61.9	6.1
Operating profit	123.6	99.6	24.0	24.1
Other expense, net
Interest expense	31.6	29.7	1.9	6.4
Other, net	0.5	(0.4)	0.9	NM
Other expense, net	32.1	29.3	2.8	9.6
Income before income taxes	91.5	70.3	21.2	30.2
Income tax expense (benefit)	20.2	(30.3)	50.5	NM
Net income	$71.3	$100.6	$(29.3)	(29.1)
EBITDA	$195.7	$163.7	$32.0	19.5
Adjusted EBITDA	$212.4	$195.7	$16.7	8.5
Weighted-average common shares outstanding:
Basic	103.7	101.2	2.5	2.5
Diluted	105.0	104.5	0.5	0.5
Earnings per common share:
Basic	$0.69	$0.99	$(0.30)	(30.3)
Diluted	$0.68	$0.96	$(0.28)	(29.2)

We believe that the most directly comparable GAAP measure to EBITDA and Adjusted EBITDA is net income. The following table reconciles EBITDA and Adjusted EBITDA to net income for the periods presented:

	Three Months Ended		Six Months Ended
	December 29, 2018	December 30, 2017	December 29, 2018	December 30, 2017
	(In millions)		(In millions)
Net income	$43.1	$78.0	$71.3	$100.6
Interest expense	16.0	15.1	31.6	29.7
Income tax expense (benefit)	13.2	(43.9)	20.2	(30.3)
Depreciation	27.5	24.3	54.4	49.1
Amortization of intangible assets	9.6	8.0	18.2	14.6
EBITDA	109.4	81.5	195.7	163.7
Non-cash items(1)	4.7	11.8	9.6	16.1
Acquisition, integration and reorganization(2)	1.3	1.7	4.0	4.1
Productivity initiatives(3)	—	8.5	—	9.8
Other adjustment items(4)	1.5	1.5	3.1	2.0
Adjusted EBITDA	$116.9	$105.0	$212.4	$195.7

(1)

Includes adjustments for non-cash charges arising from stock-based compensation, interest rate swap hedge ineffectiveness, and gain/loss on disposal of assets. Stock-based compensation expense was $4.2 million and $11.1 million in the second quarter of fiscal 2019 and fiscal 2018, respectively, and $8.0 million and $14.5 million in the first six months of fiscal 2019 and fiscal 2018, respectively. In addition, this includes an increase in the LIFO reserve of $0.7 million and $0.4 million for the second quarter of fiscal 2019 and fiscal 2018, respectively, and an increase in the LIFO reserve of $1.6 million and $1.2 million for the first six months of fiscal 2019 and fiscal 2018, respectively.

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

Consolidated Results of Operations

Three and six months ended December 29, 2018 compared to the three and six months ended December 30, 2017

Net Sales

Net sales growth is a function of case growth, pricing (which is primarily based on product inflation/deflation), and a changing mix of customers, channels, and product categories sold. Net sales increased $304.6 million, or 7.1%, for the second quarter of fiscal 2019 compared to the second quarter of fiscal 2018 and increased $479.4 million, or 5.5%, for the first six months of fiscal 2019 compared to the first six months of fiscal 2018. The increase in net sales was primarily attributable to sales growth in Vistar, particularly in the theater, retail and vending channels, and case growth in Foodservice, particularly in the independent channel. Case volume increased 5.5% and 4.6% in the second quarter and first six months of fiscal 2019, respectively, compared to the prior year periods.

Gross Profit

Gross profit increased $47.0 million, or 8.3%, for the second quarter of fiscal 2019 compared to the second quarter of fiscal 2018 and increased $85.9 million, or 7.7%, for the first six months of fiscal 2019 compared to the first six months of fiscal 2018. Gross profit as a percentage of net sales was 13.3% for the second quarter of fiscal 2019 compared to 13.2% for the second quarter of fiscal 2018, and 13.2% for the first six months of fiscal 2019 compared to 12.9% for the first six months of fiscal 2018. The increase in gross profit was the result of growth in cases sold and a higher gross profit per case at Vistar, which in turn was the result of a favorable shift in channel mix. Within Foodservice, case growth to independent customers positively affected gross profit per case. Independent customers typically receive more services from us, cost more to serve, and pay a higher gross profit per case than other customers. Also, in the second quarter of fiscal 2019, Foodservice grew our Performance Brand sales, which have higher gross profit per case compared to the other brands we sell. See “—Segment Results—Foodservice” below for additional discussion.

Operating Expenses

Operating expenses increased $23.1 million, or 4.5%, for the second quarter of fiscal 2019 compared to the second quarter of fiscal 2018 and increased $61.9 million, or 6.1%, for the first six months of fiscal 2019 compared to the first six months of fiscal 2018. The increase in operating expenses for both the second quarter and first six months of fiscal 2019 was primarily driven by the increase in case volume and the resulting impact on variable operational and selling expenses, as well as the expense resulting from second half fiscal 2018 investments in selling, warehouse, and delivery personnel.

Operating expenses also increased in the second quarter of fiscal 2019 as a result of a $3.7 million increase in fuel expense. The increases in the second quarter of fiscal 2019 were partially offset by a $6.9 million decrease in stock-based compensation expense associated with the prior year accelerated vesting of certain performance-based awards, a $7.9 million decrease in professional fees related to certain productivity initiatives the Company no longer pursued, and a $2.6 million decrease in private-equity advisory fees.

Additionally, operating expenses increased in the first six months of fiscal 2019 as a result of a $9.7 million increase in fuel expense. The increases in the first six months of fiscal 2019 were partially offset by a $6.5 million decrease in stock-based compensation expense, a $6.7 million decrease in professional fees and a $3.0 million decrease in private-equity advisory fees

Depreciation and amortization of intangible assets increased from $32.3 million in the second quarter of fiscal 2018 to $37.1 million in the second quarter of fiscal 2019. Depreciation and amortization of intangible assets increased from $63.7 million for the first six months of fiscal 2018 to $72.6 million in the first six months of fiscal 2019. Depreciation of fixed assets increased as a result of capital outlays to support our growth. Amortization of intangible assets, primarily customer relationships, increased as a result of recent acquisitions.

Net Income

Net income decreased $34.9 million, or 44.7%, for the second quarter of fiscal 2019 compared to the second quarter of fiscal 2018. Excluding the impact of the $57.1 million increase in income tax expense, the Company had a $23.9 million increase in operating profit.

The increase in income tax expense was primarily a result of the prior year impact of the Act and the prior year excess tax benefit associated with the vesting of stock-based compensation awards. Our effective tax rate for the three months ended December 29, 2018 was 23.4% compared to -128.3% for the three months ended December 30, 2017.

The Act was signed into law on December 22, 2017.  Among its numerous changes to the U.S. Internal Revenue Code, the Act reduced the U.S. federal corporate rate from 35% to 21%. As a result of the Act, in the second quarter of fiscal 2018, the Company revalued its net deferred tax liability, resulting in a decrease to the net deferred tax liability of $ 37.4 million with a corresponding net benefit to income tax expense of $37.4 million for the three and six months ended December 30, 2017.

Additionally, in the second quarter of fiscal 2018, performance vesting for certain stock-based compensation awards was met resulting in an excess tax benefit of $15.4 million for the three and six months ended December 30, 2017.

Net income decreased $29.3 million, or 29.1%, for the first six months of fiscal 2019 compared to the first six months of fiscal 2018. Excluding the impact of the $50.5 million increase in income tax expense, the Company had a $24.0 million increase in operating profit.

The increase in income tax expense was primarily a result of the prior year impact of the Act and the prior year excess tax benefit associated with the vesting of stock-based compensation awards. Our effective tax rate for the six months ended December 29, 2018 was 22.1% compared to -43.1% for the six months ended December 30, 2017.

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

The presentation and amounts for the three and six months ended December 30, 2017 have been adjusted to reflect the segment changes described above.

The following tables set forth net sales and EBITDA by segment for the periods indicated (dollars in millions):

Net Sales

	Three Months Ended
	December 29, 2018	December 30, 2017	Change	%
Foodservice	$3,671.9	$3,469.9	$202.0	5.8
Vistar	941.9	838.9	103.0	12.3
Corporate & All Other	69.3	61.5	7.8	12.7
Intersegment Eliminations	(67.4)	(59.2)	(8.2)	(13.9)
Total net sales	$4,615.7	$4,311.1	$304.6	7.1

	Six Months Ended
	December 29, 2018	December 30, 2017	Change	%
Foodservice	$7,317.9	$7,036.3	$281.6	4.0
Vistar	1,834.5	1,635.7	198.8	12.2
Corporate & All Other	139.1	123.8	15.3	12.4
Intersegment Eliminations	(136.1)	(119.8)	(16.3)	(13.6)
Total net sales	$9,155.4	$8,676.0	$479.4	5.5

EBITDA

	Three Months Ended
	December 29, 2018	December 30, 2017	Change	%
Foodservice	$104.3	$102.1	$2.2	2.2
Vistar	45.4	34.0	11.4	33.5
Corporate & All Other	(40.3)	(54.6)	14.3	26.2
Total EBITDA	$109.4	$81.5	$27.9	34.2

	Six Months Ended
	December 29, 2018	December 30, 2017	Change	%
Foodservice	$196.3	$199.3	$(3.0)	(1.5)
Vistar	77.0	59.8	17.2	28.8
Corporate & All Other	(77.6)	(95.4)	17.8	18.7
Total EBITDA	$195.7	$163.7	$32.0	19.5

Segment Results—Foodservice

Three and six months ended December 29, 2018 compared to the three and six months ended December 30, 2017

Net Sales

Net sales for Foodservice increased $202.0 million, or 5.8%, from the second quarter of fiscal 2018 to the second quarter of fiscal 2019 and increased $281.6 million, or 4.0%, from the first six months of fiscal 2018 to the first six months of fiscal 2019. These increases in net sales were attributable to growth in cases sold, as well as an increase in selling price per case as a result of inflation. Securing new and expanded business with independent customers resulted in independent case growth of approximately 4.3% in the second quarter and 4.6% in the first six months of fiscal 2019 compared to the prior year periods. For the quarter, independent sales as a percentage of total segment sales were 32.5%.

EBITDA

EBITDA for Foodservice increased $2.2 million, or 2.2%, from the second quarter of fiscal 2018 to the second quarter of fiscal 2019.  This increase was the result of an increase in gross profit, partially offset by an increase in operating expenses excluding depreciation and amortization. EBITDA for this segment decreased $3.0 million, or 1.5%, from the first six months of fiscal 2018 to the first six months of fiscal 2019. This decrease was the result of an increase in operating expenses excluding depreciation and amortization, partially offset by an increase in gross profit. Gross profit increased 5.3% in the second quarter of fiscal 2019 and 5.0% in the first six months of fiscal 2019, compared to the prior year periods, as a result of an increase in the gross profit per case, as well as an increase in cases sold. The increase in gross profit per case was driven by a favorable shift in the mix of cases sold, including more Performance Brands products sold to our independent customers, as well as by an increase in procurement gains. Independent business has higher gross margins than Chain customers within this segment.

Operating expenses excluding depreciation and amortization for Foodservice increased by $21.2 million, or 6.2%, from the second quarter of fiscal 2018 to the second quarter of fiscal 2019 and increased by $47.4 million, or 6.9%, from the first six months of fiscal 2018 to the first six months of fiscal 2019. Operating expenses increased as a result of an increase in case volume and the resulting impact on variable operational and selling expenses, as well as the expense related to our second half fiscal 2018 investments in selling, warehouse, and delivery personnel. Operating expenses also increased as a result of an increase in fuel expense of $2.9 million and $8.1 million for the second quarter and first six months of fiscal 2019, respectively, as compared to the prior year periods. Insurance expense also increased by $1.4 million and $3.1 million for the second quarter and first six months of fiscal 2019, respectively, as compared to the prior year periods.

Depreciation and amortization of intangible assets recorded in this segment increased from $19.5 million in the second quarter of fiscal 2018 to $21.7 million in the second quarter of fiscal 2019 and increased from $38.3 million in the first six months of fiscal 2018 to $42.6 million in the first six months of fiscal 2019. This increase was the result of capital outlays for transportation equipment and recent warehouse expansions.

Segment Results—Vistar

Three and six months ended December 29, 2018 compared to the three and six months ended December 30, 2017

Net Sales

Net sales for Vistar increased $103.0 million, or 12.3%, from the second quarter of fiscal 2018 to the second quarter of fiscal 2019 and increased $198.8 million, or 12.2%, from the first six months of fiscal 2018 to the first six months of fiscal 2019. These increases were driven by case sales growth in the segment’s theater, retail and vending channels, as well as by recent acquisitions.

EBITDA

EBITDA for Vistar increased $11.4 million, or 33.5%, from the second quarter of fiscal 2018 to the second quarter of fiscal 2019 and increased $17.2 million, or 28.8%, from the first six months of fiscal 2018 to the first six months of fiscal 2019. Gross profit dollar growth of $23.2 million, or 19.4%, for the second quarter fiscal 2019 and $41.2 million, or 18.2% for the first six months of fiscal 2019 compared to the prior year periods, was driven by an increase in the number of cases sold, as well as by an increase in gross profit per case.  The increase in gross profit per case was driven by a favorable shift in channel mix, as well as by an increase in procurement gains.

Operating expense dollar growth, excluding depreciation and amortization, increased $11.8 million, or 13.8%, for the second quarter of fiscal 2019 and $24.0 million, or 14.4%, for the first six months of fiscal 2019 compared to the prior year periods. Operating expenses increased primarily as a result of an increase in case volume and the resulting impact on variable operational expenses, as well as increases in personnel expenses. Operating expenses also increased as a result of recent acquisitions.

Depreciation and amortization of intangible assets recorded in this segment increased from $6.9 million in the second quarter of fiscal 2018 to $9.3 million in the second quarter of fiscal 2019 and increased from $13.2 million in the first six months of fiscal 2018 to $18.2 million in the first six months of fiscal 2019. Depreciation of fixed assets increased as a result of capital outlays for leasehold improvements and warehouse equipment.  Amortization of intangible assets increased as a result of recent acquisitions and accelerated amortization of certain customer relationships.

Segment Results—Corporate & All Other

Three and six months ended December 29, 2018 compared to the three and six months ended December 30, 2017

Net Sales

Net sales for Corporate & All Other increased $7.8 million from the second quarter of fiscal 2018 to the second quarter of fiscal 2019 and increased $15.3 million from the first six months of fiscal 2018 to the first six months of fiscal 2019. The increase was primarily attributable to an increase in logistics services provided to our other segments.

EBITDA

EBITDA for Corporate & All Other was a negative $40.3 million for the second quarter of fiscal 2019 compared to a negative $54.6 million the second quarter of fiscal 2018 and was a negative $77.6 million for the first six months of fiscal 2019 compared to a negative $95.4 million for the first six months of fiscal 2018. These improvements in EBITDA were primarily driven by decreases in stock-based compensation expense, professional fees and advisory fees. In the second quarter of fiscal 2018, this segment recognized expense related to the accelerated vesting of certain performance-based awards and development costs related to certain productivity initiatives the Company no longer pursued.

Depreciation and amortization of intangible assets recorded in this segment increased from $5.9 million in the second quarter of fiscal 2018 to $6.1 million in the second quarter of fiscal 2019 and decreased from $12.2 million in the first six months of fiscal 2018 to $11.8 million in the first six months of fiscal 2019.

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

At December 29, 2018, our cash balance totaled $18.1 million, including restricted cash of $10.6 million, as compared to a cash balance totaling $17.8 million, including restricted cash of $10.3 million, at June 30, 2018. This increase in cash during the first six months of fiscal 2019 was attributable to net cash provided by operating activities of $70.0 million and net cash provided by financing activities of $46.7 million, partially offset by net cash used in investing activities of $116.4 million. We borrow under our ABL Facility or pay it down regularly based on our cash flows from operating and investing activities. Our practice is to minimize interest expense while maintaining reasonable liquidity.

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

On November 13, 2018, the Board of Directors authorized a share repurchase program for up to $250 million of the Company’s outstanding common stock. The purchases are executed in accordance with applicable securities laws and may be made at management’s discretion from time to time in the open market, through privately negotiated transactions or otherwise, including pursuant to Rule 10b5-1 trading plans. The share repurchase program does not have an expiration date and may be amended, suspended, or discontinued at any time. Repurchases under this program depend upon market place conditions and other factors, including compliance with the covenants under the ABL Facility and the indenture governing the Notes.  The share repurchase program remains subject to the discretion of the Board of Directors. During the three months ended December 29, 2018, the Company repurchased and subsequently retired 0.2 million shares of common stock for a total of $5.2 million. As of December 29, 2018, approximately $244.8 million remained available for additional share repurchases.

Operating Activities

Six months ended December 29, 2018 compared to the six months ended December 30, 2017

During the first six months of fiscal 2019 and fiscal 2018, our operating activities provided cash flow of $70.0 million and $32.6 million, respectively. The increase in cash flows provided by operating activities in the first six months of fiscal 2019 compared to the first six months of fiscal 2018 was largely driven by lower income taxes paid.

Investing Activities

Cash used in investing activities totaled $116.4 million in the first six months of fiscal 2019 compared to $101.4 million in the first six months of fiscal 2018. These investments consisted primarily of payments for business acquisitions of $57.0 million for the first six months of fiscal 2019 and $63.2 million for the first six months of fiscal 2018 and capital purchases of property, plant, and equipment of $60.1 million and $38.5 million for the first six months of fiscal 2019 and the first six months of fiscal 2018, respectively. For the first six months of fiscal 2019, purchases of property, plant, and equipment primarily consisted of outlays for warehouse expansions and improvements, as well as warehouse equipment and information technology. The following table presents the capital purchases of property, plant, and equipment by segment:

	Six Months Ended
(Dollars in millions)	December 29, 2018	December 30, 2017
Foodservice	$42.7	$25.6
Vistar	6.7	5.6
Corporate & All Other	10.7	7.3
Total capital purchases of property, plant and equipment	$60.1	$38.5

As of December 29, 2018, the Company had commitments of $8.8 million for capital projects related to warehouse expansion and improvements and warehouse equipment. The Company anticipates using cash flows from operations or borrowings from the ABL Facility to fulfill these commitments.

Financing Activities

During the first six months of fiscal 2019, our financing activities provided cash flow of $46.7 million, which consisted primarily of $65.4 million in net borrowings under our ABL facility.

During the first six months of fiscal 2018, our financing activities provided cash flow of $70.8 million, which consisted primarily of $116.4 million in net borrowings under our ABL facility.

The following describes our financing arrangements as of December 29, 2018:

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

The following table summarizes outstanding borrowings, availability, and the average interest rate under the ABL Facility:

(Dollars in millions)	As of December 29, 2018	As of June 30, 2018
Aggregate borrowings	$845.0	$780.1
Letters of credit under ABL Facility	83.9	121.3
Excess availability, net of lenders’ reserves of $13.2 and $12.1	859.0	854.2
Average interest rate	3.96%	3.52%

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

Senior Notes: On May 17, 2016, Performance Food Group, Inc. issued and sold $350.0 million aggregate principal amount of its Notes, pursuant to an indenture dated as of May 17, 2016. The Notes are jointly and severally guaranteed on a senior unsecured basis by PFGC and all domestic direct and indirect wholly-owned subsidiaries of PFGC (other than captive insurance subsidiaries and other excluded subsidiaries). The Notes are not guaranteed by Performance Food Group Company.

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

As of December 29, 2018, we were in compliance with all of the covenants under the ABL Facility and the indenture governing the Notes.

Letters of Credit Facility:  On August 9, 2018, Performance Food Group, Inc. and PFGC entered into the Letters of Credit Facility.  The Letters of Credit Facility is an uncommitted facility that provides for the issuance of letters of credit in an aggregate amount not to exceed $40.0 million.  Each letter of credit shall have a term not to exceed one year; however, a letter of credit may renew automatically in accordance with its terms.  A fee equal to 2.5% per annum on the average daily amount available to be drawn on each day under each outstanding letter of credit is payable quarterly. As of December 29, 2018, the Company had $30.7 million letters of credit outstanding under the Letters of Credit Facility.

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

Total assets for Foodservice increased $160.7 million from $2,896.0 million as of December 30, 2017 to $3,056.7 million as of December 29, 2018. Total assets for Foodservice increased $60.4 million from $2,996.3 million as of June 30, 2018 to $3,056.7 million as of December 29, 2018. During these time periods, this segment increased its property, plant, and equipment, inventory and accounts receivable, which was partially offset by a decrease in intangible assets.

Total assets for Vistar increased $127.6 million from $754.0 million as of December 30, 2017 to $881.6 million as of December 29, 2018. Total assets for Vistar increased $142.6 million from $739.0 million as of June 30, 2018 to $881.6 million as of December 29, 2018. During these time periods, this segment increased its accounts receivable, inventory, property, plant, and equipment, goodwill and intangible assets, primarily due to acquisitions.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) under the Exchange Act), that occurred during the fiscal quarter ended December 29, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to various allegations, claims, and legal actions arising in the ordinary course of business.

While it is impossible to determine with certainty the ultimate outcome of any of these proceedings, lawsuits, and claims, management believes that adequate provisions have been made or insurance secured for all currently pending proceedings so that the ultimate outcomes will not have a material adverse effect on our financial position. During the three months ended December 29, 2018, there have been no material changes to legal proceedings from those discussed in the Form 10-K.

Item 1A.	Risk Factors

There have been no material changes to our principal risks that we believe are material to our business, results of operations, and financial condition from the risk factors previously disclosed in the Form 10-K, which is accessible on the SEC’s website at www.sec.gov.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information relating to our purchases of the Company’s common stock during the second quarter of fiscal 2019.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan (in millions) (2)
September 30, 2018—October 27, 2018	35,445	$33.30	—	$-
October 28, 2018—November 24, 2018	44,700	33.35	44,700	248.5
November 25, 2018—December 29, 2018	114,807	32.55	113,200	244.8
Total	194,952	$32.87	157,900

(1)

During the second quarter of fiscal 2019, the Company repurchased 37,052 shares of the Company’s common stock via share withholding for payroll tax obligations due from employees in connection with the delivery of shares of the Company’s common stock under our incentive plans.

(2)

On November 13, 2018, the Board of Directors authorized a share repurchase program for up to $250 million of the Company’s outstanding common stock. The share repurchase program does not have an expiration date and may be amended, suspended, discontinued at any time. Repurchased under this program depend upon market place conditions and other factors, including compliance with the covenants under the ABL Facility and the indenture governing the Notes. The share repurchase program remains subject to the discretion of the Board of Directors. During the three months ended December 29, 2018, the Company repurchased and subsequently retired 0.2 million shares of common stock for a total of $5.2 million. As of December 29, 2018, approximately $244.8 million remained available for additional share repurchases.

Item 3:	Defaults Upon Senior Securities

None

Item 4:	Mine Safety Disclosures

Not applicable

Item 5:	Other Information

None

Item 6:	Exhibits

Exhibit No.	Description

3.1

Amended and Restated Certificate of Incorporation of Performance Food Group Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-37578), filed with the Securities and Exchange Commission on November 14, 2018).

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

PERFORMANCE FOOD GROUP COMPANY (Registrant)

Dated: February 6, 2019	By:	/s/ James D. Hope
	Name:	James D. Hope
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)