Form 10-K
period 2019-06-29
Performance Food Group Co
filed 2019-08-16
CIK 1618673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 29, 2019

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

At December 28, 2018, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of common stock held by non-affiliates was $3,244,396,698 (based on the closing sale price of common stock on such date on the New York Stock Exchange).

105,199,769 shares of common stock were outstanding as of August 6, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Schedule 14A relating to the Registrant’s Annual Meeting of Stockholders, to be held on November 13, 2019, are incorporated by reference in response to Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K. The definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the Registrant’s fiscal year ended June 29, 2019.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K (this “Form 10-K”) may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. All statements, other than statements of historical facts included in this Form 10-K, including statements concerning our plans, objectives, goals, beliefs, business strategies, future events, business conditions, our results of operations, financial position, our business outlook, business trends and other information, and our proposed acquisition of Reinhart Foodservice, L.L.C. (the “Reinhart Transaction”) may be forward-looking statements. Words such as “estimates,” “expects,” “contemplates,” “will,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts,” “may,” “should” and variations of such words or similar expressions are intended to identify forward-looking statements. The forward-looking statements are not historical facts, and are based upon our current expectations, beliefs, estimates and projections, and various assumptions, many of which, by their nature, are inherently uncertain and beyond our control. Our expectations, beliefs, estimates and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs, estimates and projections will result or be achieved and actual results may vary materially from what is expressed in or indicated by the forward-looking statements.

There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-K. Such risks, uncertainties and other important factors that could cause actual results to differ include, among others, the risks, uncertainties and factors set forth under Part I, Item 1A. Risk Factors in this Form 10-K, as such risk factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission (the “SEC”), and are accessible on the SEC’s website at www.sec.gov, and also include the following:

•	competition in our industry is intense, and we may not be able to compete successfully;
•	we operate in a low margin industry, which could increase the volatility of our results of operations;
•	we may not realize anticipated benefits from our operating cost reduction and productivity improvement efforts;
•	our profitability is directly affected by cost inflation and deflation and other factors;
•	we do not have long-term contracts with certain of our customers;
•	group purchasing organizations may become more active in our industry and increase their efforts to add our customers as members of these organizations;
•	changes in eating habits of consumers;
•	extreme weather conditions;
•	our reliance on third-party suppliers;
•	labor relations and cost risks and availability of qualified labor;
•	volatility of fuel and other transportation costs;
•	inability to adjust cost structure where one or more of our competitors successfully implement lower costs;
•	we may be unable to increase our sales in the highest margin portion of our business;
•	changes in pricing practices of our suppliers;
•	our growth strategy may not achieve the anticipated results;
•	risks relating to any future acquisitions, including the risks that we are not able to realize benefits of acquisitions or successfully integrate the businesses we acquire;
•	environmental, health, and safety costs;
•	the risk that we fail to comply with requirements imposed by applicable law or government regulations;
•	our reliance on technology and risks associated with disruption or delay in implementation of new technology;
•	costs and risks associated with a potential cybersecurity incident or other technology disruption;
•	product liability claims relating to the products we distribute and other litigation;
•	adverse judgements or settlements;

•	negative media exposure and other events that damage our reputation;
•	anticipated multiemployer pension related liabilities and contributions to our multiemployer pension plan;
•	decrease in earnings from amortization charges associated with acquisitions;
•	impact of uncollectibility of accounts receivable;
•	difficult economic conditions affecting consumer confidence;
•	departure of key members of senior management;
•	risks relating to federal, state, and local tax rules, including the impact of the Tax Cuts and Jobs Act and related interpretations and determinations by tax authorities;
•	the cost and adequacy of insurance coverage;
•	risks relating to our outstanding indebtedness;
•	our ability to maintain an effective system of disclosure controls and internal control over financial reporting; and
•	the following risk related to the Reinhart Transaction:
•

the risk that U.S. federal antitrust clearance or other approvals required for the Reinhart Transaction may be delayed or not obtained or are obtained subject to conditions that are not anticipated that could require the exertion of our management’s time and our resources or otherwise have an adverse effect on us;

•

the possibility that certain conditions to the consummation of the Reinhart Transaction will not be satisfied or completed on a timely basis and accordingly the Reinhart Transaction may not be consummated on a timely basis or at all;

•	uncertainty as to the expected financial performance of the combined company following completion of the Reinhart Transaction;
•	the possibility that the expected synergies and value creation from the Reinhart Transaction will not be realized or will not be realized within the expected time period;
•

the risk that unexpected costs will be incurred in connection with the completion and/or integration of the Reinhart Transaction or that the integration of Reinhart Foodservice will be more difficult or time consuming than expected;

•	a downgrade of the credit rating of our indebtedness, which could give rise to an obligation to redeem existing indebtedness;
•	unexpected costs, charges or expenses resulting from the Reinhart Transaction;
•	the inability to retain key personnel;
•

disruption from the announcement, pendency and/or completion of the Reinhart Transaction, including potential adverse reactions or changes to business relationships with customers, employees, suppliers or regulators, making it more difficult to maintain business and operational relationships; and

•	the risk that, following the Reinhart Transaction, the combined company may not be able to effectively manage its expanded operations.

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

PART I

Item 1. Business

Performance Food Group Company (“we,” “our,” “us,” “the Company,” or “PFG”), through its subsidiaries, markets and distributes more than 160,000 food and food-related products from 83 distribution centers to over 170,000 customer locations across the United States. Our more than 18,000 employees serve a diverse mix of customers, from independent and chain restaurants to schools, business and industry locations, hospitals, vending distributors, office coffee service distributors, retailers, convenience stores, and theaters. We source our products from over 5,000 suppliers and serve as an important partner to our suppliers by providing them access to our broad customer base. In addition to the products we offer to our customers, we provide value-added services by allowing our customers to benefit from our industry knowledge, scale, and expertise in the areas of product selection and procurement, menu development, and operational strategy.

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

On June 30, 2019, we entered into a Membership Interest Purchase Agreement to acquire Reinhart Foodservice, L.L.C. (“Reinhart”) from Reyes Holdings, L.L.C. in a transaction valued at $2.0 billion, or approximately $1.7 billion net of an estimated tax benefit to PFG of approximately $265 million.  The closing of the contemplated transaction is subject to customary conditions, including the receipt of required regulatory approvals.    The $2.0 billion purchase price is expected to be financed with borrowing under the Amended Credit Agreement (as defined below under “- Financing Activities”), net proceeds from new senior unsecured notes and net proceeds from an offering of shares of the Company’s common stock, subject to market conditions, of $300 million to $400 million.

Performance Food Group Company was incorporated under the laws of the state of Delaware on September 23, 2002.

Customers and Marketing

We serve different types of customers through each of our two reportable segments. Our Foodservice segment markets and distributes food and food-related products to independent restaurants, chain restaurants, and other institutional “food-away-from-home” locations. Our Vistar segment distributes to vending and office coffee service distributors, retailers, theaters, convenience stores, and hospitality providers, among others. We believe that customers select a distributor based on breadth of product offerings, consistent product quality, timely and accurate delivery of orders, value-added services, and price. In addition, we believe that some of our larger independent and chain customers gain operational efficiencies by dealing with a limited number of foodservice distributors. No single customer accounted for more than 10% of our total net sales for fiscal 2019, fiscal 2018 or fiscal 2017.

Independent Customers. Our Foodservice segment serves our independent customers, which predominantly include family dining, bar and grill, pizza and Italian, and fast casual restaurants. We seek to increase the mix of our total sales to independent customers because they typically generate higher gross profit per case that more than offsets the generally higher supply chain costs that we incur in serving these customers. Independent customers use more value-added services, particularly in the areas of product selection and procurement, market trends, menu development, and operational strategy. In addition, independent customers also use more of our proprietary-branded products (“Performance Brands”), which are our highest margin products. Our Foodservice segment supports sales to independent customers with a team of sales and marketing representatives, customer service representatives, and product specialists. Our sales representatives serve customers in person, by telephone, and through the internet, accepting and processing orders, reviewing inventory and account balances, disseminating new product information, and providing business assistance and advice where appropriate. These representatives typically use the latest technology to assist customers by entering orders, checking product availability, and pricing and developing menu-planning ideas on a real-time basis.

Chain Customers. Our Foodservice segment also serves chain customers. Chain customers are multi-unit restaurants with five or more locations and include fine dining, family and casual dining, fast casual, and quick serve restaurants, as well as hotels, healthcare facilities, and other multi-unit institutional customers. Our Foodservice segment chain customers include regional businesses requiring short-haul routes, such as various locations of Blaze Pizza, Wingstop, Chuy’s, Marco’s Pizza, Mellow Mushroom, Pollo Tropical, Shake Shack, Subway, Zaxby’s and many others. The Foodservice segment also services national businesses requiring long-haul routes, including many of the most recognizable family and casual dining restaurant chains such as Cracker Barrel, Red Lobster, TGI Friday’s, Outback Steakhouse, O’Charley’s, Chili’s, and Ruby Tuesday. Foodservice also serves fast casual chains such as PDQ. Sales to chain customers are typically lower gross margin but have larger deliveries than those to independent customers. Dedicated account representatives are responsible for managing the overall chain customer relationship, including ensuring complete order fulfillment and customer satisfaction. Members of senior management assist in identifying potential new chain customers and managing long-term account relationships.

Vistar Customers. Our Vistar segment distributes candy, snacks, beverages, cigarettes, other tobacco products, health & beauty and other products to a number of distinct channels. Vending operators comprise Vistar’s largest channel. We distribute a broad selection of vending machine products to the operators’ depots, from which they distribute products and stock machines. We are a leading distributor of these products to theater chains, and Vistar’s customers include AMC, Cinemark, Galaxy Theaters, Regal Cinemas, and others. We typically deliver our orders directly to individual theater locations. We are a leading distributor to the office coffee service channel. Vistar also distributes to retailers, particularly for candy, snack, and beverage purchases in impulse buying locations. Our customers include retailers such as Dollar Tree, Home Depot, Staples, and others. Vistar distributes to other channels with a heavy concentration of candy, snacks, beverages, cigarettes, and other tobacco products, including convenience stores, hospitality providers, concessionaires, college book stores, hotel and airport gift shops, corrections facilities, and others. The distribution model also includes a “pick and pack” capability, which utilizes third-party carriers and Vistar’s SKU variety to sell to customers whose order sizes are too small to be served effectively by our delivery network. Vistar also operates Merchant’s Marts locations, which are cash-and-carry operators where customers generally pick up orders rather than having them delivered.

Products and Services

We distribute more than 160,000 food and food-related products. These products include a full line of frozen foods, such as meats, fully prepared appetizers and entrees, fruits, vegetables, and desserts; a full line of canned and dry foods; fresh meats; dairy products; beverage products; imported specialties; fresh produce; and candy, snack, and other products. We also supply a wide variety of non-food items including paper products such as pizza boxes, disposable napkins, plates and cups; tableware such as china and silverware; cookware such as pots, pans, and utensils; restaurant and kitchen equipment and supplies; cigarettes and other tobacco products; and cleaning supplies. We also provide our customers with value-added services, as described below, in the normal course of providing full-service distribution services.

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

Suppliers

We purchase from over 5,000 suppliers, none of which accounted for more than 5% of our aggregate purchases in fiscal 2019, fiscal 2018 or fiscal 2017. Many of our suppliers provide products to both reportable segments, while others sell to only one segment. Our supplier base consists principally of large corporations that sell their national brands, our Performance Brands, and sometimes both. We also buy from smaller suppliers, particularly on a regional basis, and particularly those that specialize in produce and other perishable commodities. Many of our suppliers provide sales material and sales call support for the products that we purchase.

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

We seek to minimize the effect of higher diesel fuel costs both by reducing fuel usage and by taking action to offset higher fuel prices. We reduce usage by designing more efficient truck routes and by increasing miles per gallon through on-board computers that monitor and adjust idling time and maximum speeds and through other technologies. In our Foodservice and Vistar segments, we seek to manage fuel prices through diesel fuel surcharges to our customers and through the use of costless collars. As of June 29, 2019, we had collars in place for approximately 18% of the gallons we expect to use over the 12 months following June 29, 2019. These fuel collars do not qualify for hedge accounting treatment for reasons discussed in Note 9. Derivatives and Hedging Activities of Notes to Consolidated Financial Statements included in Item 8. Therefore, these collars are recorded at fair value as either an asset or liability on the balance sheet. Any changes in fair value are recorded in the period of the change as unrealized gains or losses on fuel hedging instruments.

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

Employees

As of June 29, 2019, we had more than 18,000 full-time employees. As of June 29, 2019, unions represented approximately 1,000 of our employees. We have entered into 13 collective bargaining and similar agreements with respect to our unionized employees. We believe that we have good relations with both union and non-union employees and we strive to be well regarded in the communities in which we operate. We have not had any material work stoppages or lockouts in the last five years. Our agreements with our union employees expire at various times through 2025.

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

Our operations are subject to a variety of federal, state, and local laws and other requirements, including, employment practice standards for workers set by the U.S. Department of Labor, and relating to the protection of the environment and the safety and health of personnel and the public. These include requirements regarding the use, storage, and disposal of solid and hazardous materials and petroleum products, including food processing wastes, the discharge of pollutants into the air and water, and worker safety and health practices and procedures. In order to comply with environmental, health, and safety requirements, we may be required to spend money to monitor, maintain, upgrade, or replace our equipment; plan for certain contingencies; acquire or maintain environmental permits; file periodic reports with regulatory authorities; or investigate and clean up contamination. We operate and maintain vehicle fleets, and some of our distribution centers have regulated underground and aboveground storage tanks for diesel fuel and other petroleum products. Some jurisdictions in which we operate have laws that affect the composition and operation of our truck fleet, such as limits on diesel emissions and engine idling. A number of our facilities have ammonia- or freon-based refrigeration systems, which could cause injury or environmental damage if accidentally released, and many of our distribution centers have propane or battery powered forklifts. Proposed or recently enacted legal requirements, such as those requiring the phase-out of certain ozone-depleting substances and proposals for the regulation of greenhouse gas emissions, may require us to upgrade or replace equipment, or may increase our transportation or other operating costs. To date, our cost of compliance with environmental, health, and safety requirements has not been material. The discovery of contamination for which we are responsible, any accidental release of regulated materials, the enactment of new laws and regulations, or changes in how existing requirements are enforced could require us to incur additional costs or subject us to unexpected liabilities, which could have a material adverse effect on our business, financial condition, or results of operations.

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

Our Segments

Foodservice. The Foodservice segment markets and distributes food and food-related products to independent restaurants, chain restaurants, and other institutional “food-away-from-home” locations. Foodservice offers a “broad line” of products, including custom-cut meat and seafood, as well as products that are specific to our customers’ menu requirements. Foodservice operates a network of 48 distribution centers, each of which is run by a business team who understands the local markets and the needs of its particular customers and who is empowered to make decisions on how best to serve them. This segment serves over 100,000 customer locations with over 130,000 food and food-related products.

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

Additionally, Foodservice is a leading national distributor to the family and casual dining channel, with distribution centers that provide tailored supply chain solutions to our customers. Our network of national distribution centers was developed around our customers and is strategically positioned to provide an efficient supply chain across both inbound and outbound logistics. We serve many of the most recognizable family and casual dining restaurant chains, including Cracker Barrel, Red Lobster, TGI Friday’s, Outback Steakhouse, O’Charley’s, Chili’s, and Ruby Tuesday.

Our products consist of Performance Brands, as well as nationally-branded products and products bearing our customers’ brands. Our Performance Brands typically generate higher gross profit per case than other brands.

Vistar. Vistar is a leading national distributor of candy, snacks, beverages, cigarettes, and other tobacco products to vending and office coffee service distributors, retailers, theaters, convenience stores, and hospitality providers. The segment provides national distribution of approximately 30,000 different SKUs of candy, snacks, beverages, and other items to over 70,000 customer locations from our network of 35 Vistar OpCos and 6 Merchant’s Marts locations. Merchant’s Marts are cash-and-carry operators where customers generally pick up orders rather than having them delivered. Vistar’s scale in these channels enhances our ability to procure a broad variety of products for our customers. Vistar OpCos deliver to vending and office coffee service distributors and directly to most theaters and some other locations. The distribution model also includes a “pick and pack” capability, which utilizes third-party carriers and Vistar’s SKU variety to sell to customers whose order sizes are too small to be served effectively by our delivery network.

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

Refer to Note 19. Segment Information of Notes to Consolidated Financial Statements included in Item 8 for financial information about our segments.

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

Similar to other resale-based industries, the distribution industry is characterized by relatively low profit margins. These low profit margins tend to increase the volatility of our reported net income since any decline in our net sales or increase in our costs that is small relative to our total net sales or costs may have a large impact on our net income.

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

As of June 29, 2019, we had more than 18,000 employees of whom approximately 1,000 were members of local unions associated with the International Brotherhood of Teamsters or other unions. Although our labor contract negotiations have in the past generally taken place with the local union representatives, we may be subject to increased efforts to engage us in multi-unit bargaining that could subject us to the risk of multi-location labor disputes or work stoppages that would place us at greater risk of being materially adversely affected by labor disputes. In addition, labor organizing activities could result in additional employees becoming unionized, which could result in higher labor costs. Although we have not experienced any significant labor disputes or work stoppages in recent history, and we believe we have satisfactory relationships with our employees, including those who are union members, increased unionization or a work stoppage because of our failure to renegotiate union contracts could have a material adverse effect on us.

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

Distribution is a relatively low margin industry. The most profitable customers within the distribution industry are generally independent customers. In addition, our most profitable products are our Performance Brands. We typically provide a higher level of services to our independent customers and are able to earn a higher operating margin on sales to independent customers. Independent customers are also more likely to purchase our Performance Brands. Our ability to continue to penetrate this key customer type is critical to achieving increased operating profits. Changes in the buying practices of independent customers or decreases in our sales to independent customers or a decrease in the sales of our Performance Brands could have a material adverse effect on our business, financial condition, or results of operations.

Changes in pricing practices of our suppliers could negatively affect our profitability.

Distributors have traditionally generated a significant percentage of their gross margins from promotional allowances paid by their suppliers. Promotional allowances are payments from suppliers based upon the efficiencies that the distributor provides to its suppliers through purchasing scale and through marketing and merchandising expertise. Promotional allowances are a standard practice among suppliers to distributors and represent a significant source of profitability for us and our competitors. Any change in such practices that results in the reduction or elimination of promotional allowances could be disruptive to us and the industry as a whole and could have a material adverse effect on our business, financial condition, or results of operations.

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

In July 2019, we announced that we agreed to acquire Reinhart Foodservice, L.L.C (“Reinhart”) from Reyes Holdings, L.L.C. in a transaction valued at $2.0 billion, or approximately $1.7 billion net of an estimated tax benefit to PFG of approximately $265 million, the closing of which remains subject to receipt of required regulatory approvals and other customary conditions. The $2.0 billion purchase price is expected to be financed with borrowing under existing credit agreement capacity, new senior unsecured notes and net proceeds from an offering of shares of the Company’s common stock, subject to market conditions, of $300 million to $400 million.

Our earnings may be reduced by amortization charges associated with any future acquisitions.

After we complete an acquisition, we must amortize any identifiable intangible assets associated with the acquired company over future periods. We also must amortize any identifiable intangible assets that we acquire directly. Our amortization of these amounts reduces our future earnings in the affected periods.

Our business is subject to significant governmental regulation, and costs or claims related to these requirements could adversely affect our business.

Our operations are subject to regulation by state and local health departments, the USDA, and the FDA, which generally impose standards for product quality and sanitation and are responsible for the administration of recent bioterrorism legislation affecting the foodservice industry. These government authorities regulate, among other things, the processing, packaging, storage, distribution, advertising, and labeling of our products. The FSMA requires that the FDA impose comprehensive, prevention-based controls across the food supply, further regulates food products imported into the United States, and provides the FDA with mandatory recall authority. Our seafood operations are also specifically regulated by federal and state laws, including those administered by the National Marine Fisheries Service, established for the preservation of certain species of marine life, including fish and shellfish. Our processing and distribution facilities must be registered with the FDA biennially and are subject to periodic government agency inspections. State and/or federal authorities generally inspect our facilities at least annually. The Federal Perishable Agricultural Commodities Act, which specifies standards for the sale, shipment, inspection, and rejection of agricultural products, governs our relationships with our fresh food suppliers with respect to the grading and commercial acceptance of product shipments. We are also subject to regulation by state authorities for the accuracy of our weighing and measuring devices. Additionally, the Surface Transportation Board and the Federal Highway Administration regulate our trucking operations, and interstate motor carrier operations are subject to safety requirements prescribed by the U.S. Department of Transportation and other relevant federal and state agencies. Our suppliers are also subject to similar regulatory requirements and oversight. In connection with a recent acquisition, we have expanded the product lines of our Vistar segment to include hemp-based CBD products authorized under the 2018 Farm Bill. Sales of certain hemp-based CBD products are prohibited in some jurisdictions and the FDA and certain states and local governments may enact regulations that limit the marketing and use of such products. In the event that the FDA or state and local governments impose regulations on CBD products, we do not know what the impact would be on our products, and what costs, requirements, and possible prohibitions may be associated with such regulations.  The failure to comply with applicable regulatory requirements could result in, among other things, administrative, civil, or criminal penalties or fines; mandatory or voluntary product recalls; warning or untitled letters; cease and desist orders against operations that are not in compliance; closure of facilities or operations; the loss, revocation, or modification of any existing licenses, permits, registrations, or approvals; or the failure to obtain additional licenses, permits, registrations, or approvals in new jurisdictions where we intend to do business, any of which could have a material adverse effect on our business, financial condition, or results of operations. These laws and regulations may change in the future and we may incur material costs in our efforts to comply with current or future laws and regulations or in any required product recalls.

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

Finally, following our acquisition of Eby-Brown Company LLC (“Eby-Brown”), a distributor of pre-packaged candy, snacks, specialty beverages and tobacco products in the convenience industry, in the fourth quarter of fiscal 2019, we became subject to legislation, regulation and other matters regarding the marketing, distribution, sale, taxation and use of cigarette, tobacco and alternative nicotine products. For example, various jurisdictions have adopted or are considering legislation and regulations restricting displays and marketing of tobacco and alternative nicotine products, raising the minimum age to possess or purchase tobacco and alternative nicotine products, requiring the disclosure of ingredients used in the manufacture of tobacco and alternative nicotine products, and imposing restrictions on public smoking and vaping. In addition, the FDA has been empowered to regulate changes to nicotine yields and the chemicals and flavors used in tobacco and alternative nicotine products (including cigars, pipe and e-cigarette products), require ingredient listings be displayed on tobacco and alternative nicotine products, prohibit the use of certain terms which may attract youth or mislead users as to the risks involved with using tobacco and alternative nicotine products, as well as limit or otherwise impact the marketing of tobacco and alternative nicotine products by requiring additional labels or warnings that must be pre-approved by the FDA. Such legislation and related regulation are likely to continue to adversely impact the market for tobacco and alternative nicotine products and, accordingly, our sales of such products. Likewise, cigarettes and tobacco products are subject to substantial excise taxes. Significant increases in cigarette-related taxes and/or fees have been proposed or enacted and are likely to continue to be proposed or enacted by various taxing jurisdictions within the U.S. These tax increases negatively impact consumption and may cause a shift in sales from premium brands to discount brands, illicit channels or tobacco alternatives, such as electronic cigarettes, as smokers seek lower priced options.  Furthermore, taxing jurisdictions have the ability to change or rescind credit terms currently extended for the remittance of taxes that we collect on their behalf. If these excise taxes are substantially increased, or credit terms are substantially reduced, it could have a negative impact on our liquidity.

A portion of our sales volume is dependent upon the distribution of cigarettes and other tobacco products, sales of which are generally declining.

Following the acquisition of Eby-Brown, we anticipate a significant portion of our sales volume will be dependent upon the distribution of cigarettes and other tobacco products. Due to increases in the prices of cigarettes, restrictions on cigarette manufacturers’ marketing and promotions, increases in cigarette regulation and excise taxes, health concerns, increased pressure from anti-tobacco groups, the rise in popularity of tobacco alternatives, including electronic cigarettes, other alternative nicotine products, and other factors, cigarette consumption in the United States has been declining gradually over the past few decades. In many instances, tobacco alternatives, such as electronic cigarettes, are not subject to federal, state and local excise taxes like the sale of conventional cigarettes or other tobacco products. We expect consumption trends of legal cigarette products will continue to be negatively impacted by the factors described above. If we are unable to sell other products to make up for these declines in cigarette sales, our operating results may suffer.

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

The foodservice distribution industry is transaction intensive. Our ability to control costs and to maximize profits, as well as to serve customers effectively, depends on the reliability of our information technology systems and related data entry processes. We rely on software and other technology systems, some of which are managed by third-party service providers, to manage significant aspects of our business, including making purchases, processing orders, managing our warehouses, loading trucks in the most efficient manner, and optimizing the use of storage space. The failure of our information technology systems to perform as we anticipate could disrupt our business and could result in transaction errors, processing inefficiencies, and the loss of sales and customers, causing our business and results of operations to suffer. In addition, our information technology systems may be vulnerable to damage or interruption from circumstances beyond our control, including fire, natural disasters, power outages, systems failures, security breaches, cyber-attacks, and viruses. While we have invested and continue to invest in technology security initiatives and disaster recovery plans, these measures cannot fully insulate us from technology disruption that could result in adverse effects on our operations and profits.

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

We rely upon information technology networks and systems to process, transmit, and store electronic information, and to manage or support virtually all of our business processes and activities. We also use mobile devices, social networking, and other online activities to connect with our employees, suppliers, business partners, and customers. These uses give rise to cybersecurity risks, including security breach, espionage, system disruption, theft, and inadvertent release of information. Our business involves the storage and transmission of numerous classes of sensitive and/or confidential information and intellectual property, including customers’ and suppliers’ personal information, private information about employees, and financial and strategic information about us and our business partners. We have implemented measures to prevent security breaches and other cyber incidents, and, to date, interruption of our information technology networks and systems have been infrequent and have not had a material impact on our operating.  However, because cyber-attacks are increasingly sophisticated and more frequent, our preventative measures and incident response efforts may not be entirely effective. The theft, destruction, loss, misappropriation, release of sensitive and/or confidential information or intellectual property, or interference with our information technology systems or the technology systems of third parties on which we rely could result in business disruption, negative publicity, brand damage, violation of privacy laws, loss of customers, potential liability, and competitive disadvantage.

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

Changes in federal, state, and local tax rules and the resolution of tax disputes could negatively affect our financial results.

We are subject to income and other taxes in the U.S. and various state and local jurisdictions and changes in tax laws or regulations or tax rulings may have an adverse impact on our effective tax rate. The U.S. and many state and local jurisdictions where we do business have recently enacted or are actively considering changes in relevant tax, accounting and other laws, regulations and interpretations.  For example, on December 22, 2017, the U.S. federal government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Act”). The Act made broad and complex changes to the U.S. federal income tax code, the impacts of which are described elsewhere in this Form 10-K.  Given the unpredictability of possible changes to U.S. federal and state and local tax laws and regulations, it is very difficult to predict their cumulative effect on our results of operations and cash flows, but new and changed laws and regulations could adversely impact our results of operations.  We are also subject to the examination of our tax returns and other tax matters by the Internal Revenue Service (the “IRS”) and other state and local tax authorities and governmental bodies, for which we regularly assess the likelihood of an adverse outcome. If the ultimate determination of these examinations is that taxes are owed by us for an amount in excess of amounts previously accrued, our financial condition, results of operations and cash flows could be adversely affected.

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

Risks Relating to the Reinhart Transaction

The Reinhart Transaction is subject to conditions, some or all of which may not be satisfied, or completed on a timely basis, if at all. Failure to complete the Reinhart Transaction could have material adverse effects on us.

The completion of the Reinhart Transaction is subject to a number of conditions, including (i) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Act (the “HSR Act Clearance”) and the absence of a burdensome condition (as defined in the Reinhart Transaction purchase agreement) being a condition to the receipt of the HSR Act Clearance, (ii) the absence of any legal restraint preventing the consummation of the Reinhart Transaction, (iii) the continuing accuracy of each party’s representations and warranties and compliance by the parties with their respective covenants (subject to materiality qualifiers) and (iv) the satisfaction of other conditions customary for a transaction similar to the Reinhart Transaction, which make the completion of the Reinhart Transaction and timing thereof uncertain.  If the Reinhart Transaction is not completed, our ongoing business may be materially adversely affected and, without realizing any of the benefits of having completed the Reinhart Transaction, we will be subject to a number of risks, including the following:

•	the market price of our common stock could decline;
•	we could owe a substantial termination fee to the other party under certain circumstances;
•	time and resources committed by our management to matters relating to the Reinhart Transaction could otherwise have been devoted to pursuing other beneficial opportunities for our company;
•	we may experience negative reactions from the financial markets or from our customers, employees, suppliers and regulators; and
•	we will be required to pay the costs relating to the Reinhart Transaction, such as legal, accounting and financial advisory, whether or not the Reinhart Transaction is completed.

The materialization of any of these risks could adversely impact our ongoing business.

Similarly, delays in the completion of the Reinhart Transaction could, among other things, result in additional transaction costs, loss of revenue or other negative effects associated with uncertainty about completion of the Reinhart Transaction.

We and Reinhart are each subject to business uncertainties and contractual restrictions while the proposed acquisition is pending, which could adversely affect the business and operations of the combined company.

In connection with the pendency of the Reinhart Transaction, it is possible that some customers, suppliers and other persons with whom we or Reinhart have a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationships with us or Reinhart, as the case may be, as a result of the Reinhart Transaction, which could negatively affect our current or the combined company’s future revenues, earnings and cash flows, regardless of whether the Reinhart Transaction is completed.

Under the terms of the Reinhart Transaction purchase agreement, Reinhart is subject to certain restrictions on the conduct of its business prior to completing the Reinhart Transaction, which may adversely affect its ability to execute certain of its business strategies, including the ability in certain cases to enter into or amend contracts, acquire or dispose of assets, incur indebtedness or fund capital expenditures. Such limitations could adversely affect Reinhart’s business and operations prior to the completion of the Reinhart Transaction.

Each of the risks described above may be exacerbated by delays or other adverse developments with respect to the completion of the Reinhart Transaction.

Uncertainties associated with the Reinhart Transaction may cause a loss of management personnel and other key employees, and we may have difficulty attracting and motivating management personnel and other key employees, which could adversely affect our future business and operations.

We are dependent on the experience and industry knowledge of our management personnel and other key employees to execute their business plans. Our success after the completion of the Reinhart Transaction will depend in part upon our ability to attract, motivate and retain key management personnel and other key employees. Prior to completion of the Reinhart Transaction, current and prospective employees may experience uncertainty about their roles within our company following the completion of the Reinhart Transaction, which may have an adverse effect on our ability to attract, motivate or retain management personnel and other key employees. In addition, no assurance can be given that we will be able to attract, motivate or retain management personnel and other key employees to the same extent after the completion of the Reinhart Transaction.

After the Reinhart Transaction, we may be unable to successfully integrate the businesses and realize the anticipated benefits of the Reinhart Transaction.

The success of the Reinhart Transaction will depend, in part, on our ability to successfully combine Reinhart, which currently operates as an independent company, with our business and realize the anticipated benefits, including synergies, cost savings, innovation and operational efficiencies, from the combination. If we are unable to achieve these objectives within the anticipated time frame, or at all, the anticipated benefits may not be realized fully, or at all, or may take longer to realize than expected and the value of our common stock may be harmed. Additionally, as a result of the Reinhart Transaction, rating agencies may take negative actions against our credit ratings, which may increase our financing costs, including in connection with the financing of the Reinhart Transaction.

The Reinhart Transaction involves the integration of Reinhart with our existing business, which is a complex, costly and time-consuming process. We have not previously completed a transaction comparable in size or scope to the Reinhart Transaction. The integration of Reinhart into our business may result in material challenges, including, without limitation:

•	the diversion of management’s attention from ongoing business concerns and performance shortfalls as a result of the devotion of management’s attention to the Reinhart Transaction;
•	managing a larger company;
•	maintaining employee morale and attracting and motivating and retaining management personnel and other key employees;
•	the possibility of faulty assumptions underlying expectations regarding the integration process;
•	retaining existing business and operational relationships and attracting new business and operational relationships;
•	consolidating corporate and administrative infrastructures and eliminating duplicative operations;
•	coordinating geographically separate organizations;
•	unanticipated issues in integrating information technology, communications and other systems;
•	unanticipated changes in federal or state laws or regulations; and
•	unforeseen expenses or delays associated with the Reinhart Transaction.

Many of these factors will be outside of our control and any one of them could result in delays, increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy, which could materially affect our financial position, results of operations and cash flows.

We may not have discovered undisclosed liabilities of Reinhart during our due diligence process.

In the course of the due diligence review of Reinhart that we conducted prior to the execution of the Reinhart Transaction purchase agreement, we may not have discovered, or may have been unable to quantify, undisclosed liabilities of Reinhart and its subsidiaries. Examples of such undisclosed liabilities may include, but are not limited to, pending or threatened litigation or regulatory matters. Any such undisclosed liabilities could have an adverse effect on our business, results of operations, financial condition and cash flows following the completion of the Reinhart Transaction.

Risks Relating to Our Indebtedness

Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or in our industry, expose us to interest rate risk to the extent of our variable rate debt, and prevent us from meeting our obligations under our indebtedness.

We are highly leveraged. As of June 29, 2019, we had $1,350.1 million of indebtedness. In addition, we had $1,182.7 million of availability under our Third Amended and Restated Credit Agreement dated May 17, 2019 (the “Amended Credit Agreement”) after giving effect to $89.9 million of outstanding letters of credit and $38.6 million of lenders’ reserves.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

As of June 29, 2019, we operated 83 distribution centers across our two reportable segments. Of our 83 facilities, we owned 35 facilities and leased the remaining 48 facilities. Our Foodservice segment operated 48 distribution centers and had an average square footage of approximately 200,000 square feet per facility. Our Vistar segment operated 35 distribution centers and had an average square footage of approximately 150,000 square feet per facility.

State	Foodservice	Vistar	Total
Arizona	1	2	3
Arkansas	1	—	1
California	4	2	6
Colorado	1	1	2
Connecticut	—	1	1
Florida	6	1	7
Georgia	2	2	4
Illinois	2	2	4
Indiana	1	1	2
Kentucky	1	2	3
Louisiana	1	—	1
Maine	1	—	1
Maryland	2	—	2
Massachusetts	2	—	2
Michigan	—	3	3
Minnesota	1	1	2
Mississippi	1	1	2
Missouri	2	1	3
Nevada	—	1	1
New Jersey	4	3	7
North Carolina	1	1	2
Ohio	2	2	4
Oregon	1	1	2
Pennsylvania	—	2	2
South Carolina	2	—	2
Tennessee	3	1	4
Texas	5	2	7
Virginia	1	—	1
Wisconsin	—	2	2
Total	48	35	83

Our Foodservice “broad-line” customers are generally located no more than 200 miles from one of our distribution facilities, and national chain customers are generally located no more than 450 miles from one of our distribution facilities. Of the 48 Foodservice distribution centers, 10 have meat cutting operations that provide custom-cut meat products and two have seafood processing operations that provide custom-cut and packed seafood to our customers and our other distribution centers. In addition to the 35 distribution centers operated by Vistar, Vistar has 6 cash-and-carry Merchant’s Mart facilities. Customer orders are typically assembled in our distribution facilities and then sorted, placed on pallets, and loaded onto trucks and trailers in delivery sequence. Deliveries are generally made in large tractor-trailers that we usually lease. We use integrated computer systems to design and track efficient route sequences for the delivery of our products.

Our distribution center leases are on average 15.1 years in duration. Rent on our leases is typically set at a fixed annual rate, paid monthly.

Our properties also include a combined headquarters facility for our corporate offices and the Foodservice segment that is located in Richmond, Virginia; a combined support service center and headquarters facility for Vistar that is located in Colorado; and other support service centers and corporate offices located in the United States.

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

In May 2018, the EEOC filed motions for sanctions against us alleging that we failed to preserve certain paper employment applications and e-mails during 2004 – 2009.  In the sanctions motions, the EEOC sought a range of remedies, including a default judgment against us, or alternatively, an order barring us from filing for summary judgment on the EEOC’s pattern and practice claims. The court denied the EEOC’s motions in June 2019, but reserved ruling on whether the unavailability of certain documents will prejudice the EEOC’s ability to present expert testimony at the trial.

The parties are now in the process of filing cross motions for summary judgment. The summary judgment briefing period is expected to conclude in November 2019. We will continue to vigorously defend ourselves.

Item 4. Mine Safety Disclosures

Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market and Price Range of Common Stock

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “PFGC.”

Approximate Number of Common Shareholders

At the close of business on August 6, 2019, there were approximately 160 holders of record of our shares of common stock. This stockholder figure does not include a substantially greater number of holders whose shares are held of record by banks, brokers and other financial institutions.

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

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer

The following table provides information relating to our purchases of shares of the Company’s common stock during the fourth quarter of fiscal 2019.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan (in millions)(2)
March 31, 2019—April 27, 2019	1,136	$40.43	—	240.7
April 28, 2019—May 25, 2019	500	37.95	500	240.7
May 26, 2019—June 29, 2019	510	40.17	—	240.7
Total	2,146	$39.79	500

(1)

During the fourth quarter of fiscal 2019, the Company purchased 1,646 shares of the Company’s common stock via share withholding for payroll tax obligations due from employees in connection with the delivery of shares of the Company’s common stock under our incentive plans.

(2)

On November 13, 2018, the Board of Directors authorized a share repurchase program for up to $250 million of the Company’s outstanding common stock. The share repurchase program does not have an expiration date and may be amended, suspended, discontinued at any time. Repurchases under this program depend upon market place conditions and other factors, including compliance with the covenants under the Amended Credit Agreement and the indenture governing the Notes (as defined under “- Financing Activities” below). The share repurchase program remains subject to the discretion of the Board of Directors. During the three months ended June 29, 2019, the Company repurchased and subsequently retired 500 shares of common stock, for less than $0.1 million. As of June 29, 2019, approximately $240.7 million remained available for additional share repurchases.

Stock Performance Graph

The performance graph below compares the cumulative total shareholder return of the Company’s common stock since October 1, 2015, the date the Company’s common stock began trading on the NYSE, with the cumulative total return for the same period of the S&P 500 index and the S&P 400 Midcap Index. The graph assumes the investment of $100 in our common stock and each of the indices as of the market close on October 1, 2015 and the reinvestment of dividends.  Performance data for the Company, the S&P 500 index and the S&P 400 Midcap Index is provided as of the last trading day of each of our last four fiscal years.  The stock price performance graph is not necessarily indicative of future stock price performance.

Item 6. Selected Financial Data

The selected statements of operations data for fiscal years 2019, 2018, and 2017, and the related selected balance sheet data as of fiscal years ending in 2019 and 2018, have been derived from our audited consolidated financial statements included in Item 8. The selected historical consolidated statement of operations data for fiscal years 2016, and 2015 and the selected balance sheet data as of fiscal years ended 2017, 2016, and 2015, have been derived from our consolidated financial statements not included in this Form 10-K. Our historical results are not necessarily indicative of the results expected for any future period.

You should read the selected consolidated financial data below together with our audited consolidated financial statements, including the related notes thereto, included in Item 8, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7.

	For the fiscal year ended (1)
	June 29, 2019	June 30, 2018	July 1, 2017	July 2, 2016	June 27, 2015
	(In millions, except per share data)
Statement of Operations Data:
Net sales	$19,743.5	$17,619.9	$16,761.8	$16,104.8	$15,270.0
Cost of goods sold	17,230.5	15,327.1	14,637.0	14,094.8	13,421.7
Gross profit	2,513.0	2,292.8	2,124.8	2,010.0	1,848.3
Operating expenses	2,229.7	2,039.3	1,913.8	1,807.8	1,688.2
Operating profit	283.3	253.5	211.0	202.2	160.1
Interest expense	65.4	60.4	54.9	83.9	85.7
Other, net	(0.4)	(0.5)	(1.6)	3.8	(22.2)
Other expense, net	65.0	59.9	53.3	87.7	63.5
Income before taxes	218.3	193.6	157.7	114.5	96.6
Income tax expense (benefit) (2)	51.5	(5.1)	61.4	46.2	40.1
Net income	$166.8	$198.7	$96.3	$68.3	$56.5
Per Share Data:
Basic net income per share	$1.61	$1.95	$0.96	$0.71	$0.65
Diluted net income per share	$1.59	$1.90	$0.93	$0.70	$0.64
Weighted-average number of shares used in per share amounts
Basic	103.8	102.0	100.2	96.4	86.9
Diluted	105.2	104.6	103.0	98.1	87.6

	As of
	June 29, 2019	June 30, 2018	July 1, 2017	July 2, 2016	June 27, 2015
	(dollars in millions)
Balance Sheet Data:
Cash	$14.7	$7.5	$8.1	$10.9	$9.2
Total assets	4,653.5	4,000.9	3,804.1	3,455.4	3,353.5
Total debt	1,350.1	1,184.2	1,297.6	1,145.5	1,422.6
Total shareholders’ equity	1,298.2	1,135.3	925.5	802.8	493.0

(1)	Fiscal years 2019, 2018, 2017, and 2015 contained 52 weeks consisting of 364 days and fiscal year 2016 contained 53 weeks consisting of 371 days.
(2)	The income tax benefit in fiscal year 2018 was primarily a result of the impact of the Tax Cuts and Jobs Act.

Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with Part II, Item 6. — “Selected Financial Data” and the audited consolidated financial statements and the notes thereto included in Item 8. In addition to historical consolidated financial information, this discussion contains forward-looking statements that reflect our plans, estimates, and beliefs and involve numerous risks and uncertainties, including those described in Item 1A. Risk Factors of this Form 10-K. Actual results may differ materially from those contained in any forward-looking statements. You should carefully read “Special Note Regarding Forward-Looking Statements” in this Form 10-K.

Our Company

We market and distribute over 160,000 food and food-related products to customers across the United States from approximately 83 distribution facilities to over 170,000 customer locations in the “food-away-from-home” industry. We offer our customers a broad assortment of products including our proprietary-branded products, nationally-branded products, and products bearing our customers’ brands. Our product assortment ranges from “center-of-the-plate” items (such as beef, pork, poultry, and seafood), frozen foods, and groceries to candy, snacks, beverages, cigarettes, and other tobacco products. We also sell disposables, cleaning and kitchen supplies, and related products used by our customers. In addition to the products we offer to our customers, we provide value-added services by allowing our customers to benefit from our industry knowledge, scale, and expertise in the areas of product selection and procurement, menu development, and operational strategy.

In the first quarter of fiscal 2019, the Company changed its operating segments to reflect the manner in which the business is managed. Based on changes to the Company’s organization structure and how the Company’s management reviews operating results and makes decisions about resource allocation, the Company has two reportable segments: Foodservice and Vistar. Our Foodservice segment distributes a broad line of national brands, customer brands, and our proprietary-branded food and food-related products, or “Performance Brands.” Foodservice sells to independent and multi-unit “Chain” restaurants and other institutions such as schools, healthcare facilities, and business and industry locations. Our Chain customers are multi-unit restaurants with five or more locations and include some of the most recognizable family and casual dining restaurant chains. Our Vistar segment specializes in distributing candy, snacks, beverages, cigarettes, other tobacco products, and other items nationally to the vending, office coffee service, theater, retail, hospitality, convenience, and other channels. We believe that there are substantial synergies across our segments. Cross-segment synergies include procurement, operational best practices such as the use of new productivity technologies, and supply chain and network optimization, as well as shared corporate functions such as accounting, treasury, tax, legal, information systems, and human resources.

The Company’s fiscal year ends on the Saturday nearest to June 30th. This resulted in a 52-week year for fiscal 2019, fiscal 2018, and fiscal 2017. References to “fiscal 2019” are to the 52-week period ended June 29, 2019, references to “fiscal 2018” are to the 52-week period ended June 30, 2018, and references to “fiscal 2017” are to the 52-week period ended July 1, 2017.

Recent Trends and Initiatives

Our case volume has grown in each quarter over the comparable prior fiscal year quarter, starting in the second quarter of fiscal 2010 and continuing through the most recent quarter. We believe that we gained industry share during fiscal 2019 given that we have grown our sales more rapidly than the industry growth rate forecasted by Technomic, a research and consulting firm serving the food and food related industry. Our Net income decreased 16.1% primarily as a result of the prior year impact of the Tax Cuts and Jobs Act (the “Act”). Adjusted EBITDA increased 11.4% from fiscal 2018 to fiscal 2019, primarily driven by case growth, improved profit per case, and contributions from recent acquisitions. Case volume grew 6.0% in fiscal 2019 compared to fiscal 2018. Gross profit dollars rose 9.6% in fiscal 2019 versus the prior year, which was faster than case growth, primarily as a result of shifting our channel mix toward higher gross margin customers and shifting our product mix toward sales of Performance Brands. Our operating expenses in fiscal 2019 compared to fiscal 2018 rose 9.3% as a result of increases in variable operational and selling expenses associated with the increase in case volume and as a result of recent acquisitions, as well as an increase in fuel expense and personnel expenses.

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

•

Our ability to successfully execute our segment strategies, strategic acquisitions and implement our initiatives. Our performance will continue to depend on our ability to successfully execute our segment strategies and to implement our current and future initiatives. The key strategies include focusing on independent sales and Performance Brands, pursuing new customers for all three of our reportable segments, expansion of geographies, utilizing our infrastructure to gain further operating and purchasing efficiencies, and making strategic acquisitions.

How We Assess the Performance of Our Business

In assessing the performance of our business, we consider a variety of performance and financial measures. The key measures used by our management are discussed below. The percentages on the results presented below are calculated based on rounded numbers.

Net Sales

Net sales is equal to gross sales, plus excise taxes, minus sales returns; sales incentives that we offer to our customers, such as rebates and discounts that are offsets to gross sales; and certain other adjustments. Our net sales are driven by changes in case volumes, product inflation that is reflected in the pricing of our products, and mix of products sold.

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

Adjusted EBITDA is not defined under U.S. GAAP and is subject to important limitations. We believe that the presentation of Adjusted EBITDA is useful to investors because it is frequently used by securities analysts, investors, and other interested parties, including our lenders under the Amended Credit Agreement and holders of our Notes (as defined below under “—Financing Activities”), in their evaluation of the operating performance of companies in industries similar to ours. In addition, targets based on Adjusted EBITDA are among the measures we use to evaluate our management’s performance for purposes of determining their compensation under our incentive plans.

EBITDA and Adjusted EBITDA have important limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of our results as reported under U.S. GAAP. For example, EBITDA and Adjusted EBITDA:

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

In calculating Adjusted EBITDA, we add back certain non-cash, non-recurring, and other items as permitted or required by our credit agreement and indenture. Adjusted EBITDA among other things:

•	does not include non-cash stock-based employee compensation expense and certain other non-cash charges;
•	does not include cash and non-cash restructuring, severance, and relocation costs incurred to realize future cost savings and enhance our operations; and
•	does not reflect management fees paid to private equity holders, which ended in October 2017.

We have included the calculations of EBITDA and Adjusted EBITDA for the periods presented.

Results of Operations, EBITDA, and Adjusted EBITDA

The following table sets forth a summary of our results of operations, EBITDA, and Adjusted EBITDA for the periods indicated (dollars in millions, except per share data):

	Fiscal Year Ended			Fiscal 2019		Fiscal 2018
	June 29, 2019	June 30, 2018	July 1, 2017	Change	%	Change	%
Net sales	$19,743.5	$17,619.9	$16,761.8	$2,123.6	12.1	858.1	5.1
Cost of goods sold	17,230.5	15,327.1	14,637.0	1,903.4	12.4	690.1	4.7
Gross profit	2,513.0	2,292.8	2,124.8	220.2	9.6	168.0	7.9
Operating expenses	2,229.7	2,039.3	1,913.8	190.4	9.3	125.5	6.6
Operating profit	283.3	253.5	211.0	29.8	11.8	42.5	20.1
Other expense, net
Interest expense	65.4	60.4	54.9	5.0	8.3	5.5	10.0
Other, net	(0.4)	(0.5)	(1.6)	0.1	20.0	1.1	68.8
Other expense, net	65.0	59.9	53.3	5.1	8.5	6.6	12.4
Income before income taxes	218.3	193.6	157.7	24.7	12.8	35.9	22.8
Income tax expense (benefit)	51.5	(5.1)	61.4	56.6	NM	(66.5)	NM
Net income	$166.8	$198.7	$96.3	$(31.9)	(16.1)	102.4	106.3
EBITDA	$438.7	$384.1	$338.7	$54.6	14.2	45.4	13.4
Adjusted EBITDA	$475.5	$426.7	$390.7	$48.8	11.4	36.0	9.2
Weighted-average common shares outstanding:
Basic	103.8	102.0	100.2	1.8	1.8	1.8	1.8
Diluted	105.2	104.6	103.0	0.6	0.6	1.6	1.6
Earnings per common share:
Basic	$1.61	$1.95	$0.96	$(0.34)	(17.4)	$0.99	103.1
Diluted	$1.59	$1.90	$0.93	$(0.31)	(16.3)	$0.97	104.3

We believe that the most directly comparable U.S. GAAP measure to EBITDA and Adjusted EBITDA is net income. The following table reconciles EBITDA and Adjusted EBITDA to net income for the periods presented:

	Fiscal Year Ended
	June 29, 2019	June 30, 2018	July 1, 2017
	(In millions)
Net income	$166.8	$198.7	$96.3
Interest expense	65.4	60.4	54.9
Income tax expense (benefit)	51.5	(5.1)	61.4
Depreciation	116.2	100.3	91.5
Amortization of intangible assets	38.8	29.8	34.6
EBITDA	438.7	384.1	338.7
Non-cash items(1)	19.8	23.2	18.8
Acquisition, integration and reorganization(2)	11.8	5.0	17.3
Productivity initiatives and other adjustment items (3)	5.2	14.4	15.9
Adjusted EBITDA	$475.5	$426.7	$390.7
(1)

Includes adjustments for non-cash charges arising from stock-based compensation, interest rate swap hedge ineffectiveness, and gain/loss on disposal of assets. Stock-based compensation cost was $15.7 million, $21.6 million and $17.3 million for fiscal 2019, fiscal 2018 and fiscal 2017, respectively.

(2)	Includes professional fees and other costs related to completed and abandoned acquisitions, costs of integrating certain of our facilities, facility closing costs, advisory fees and offering fees.
(3)

Consists primarily of professional fees and related expenses associated with productivity initiatives, amounts related to fuel collar derivatives, certain financing transactions, lease amendments, legal settlements and franchise tax expense, and other adjustments permitted by our credit agreement. Fiscal 2018 includes $8.0 million of development costs related to certain productivity initiatives the Company is no longer pursuing.

Consolidated Results of Operations

Fiscal year ended June 29, 2019 compared to fiscal year ended June 30, 2018

Net Sales

Net sales growth is primarily a function of case growth, pricing (which is primarily based on product inflation/deflation), and a changing mix of customers, channels, and product categories sold. Net sales increased $2,123.6 million, or 12.1%, in fiscal 2019 compared to fiscal 2018. The increase in net sales was primarily attributable to sales growth in Vistar, particularly in the vending, office coffee service, retail, and theater channels, case growth in Foodservice, particularly in the independent channel, and recent acquisitions. The acquisition of Eby-Brown in the fourth quarter of fiscal 2019 contributed $949.7 million to net sales, including $194.7 million related to tobacco excise taxes.  Case volume increased 6.0% in fiscal 2019 compared to fiscal 2018.

Gross Profit

Gross profit increased $220.2 million, or 9.6%, for fiscal 2019 compared to fiscal 2018. The increase in gross profit was the result of recent acquisitions, growth in cases sold and a higher gross profit per case, which in turn was the result of selling an improved mix of channels and products. Within Foodservice, case growth to independent customers positively affected gross profit per case. Independent customers typically receive more services from us, cost more to serve, and pay a higher gross profit per case than other customers. Also, in fiscal 2019, Foodservice grew our Performance Brand sales, which have higher gross profit per case compared to the other brands we sell. See “—Segment Results—Foodservice” below for additional discussion. Gross profit as a percentage of net sales was 12.7% for fiscal 2019 compared to 13.0% for fiscal 2018 as a result of Eby-Brown’s lower margins.

Operating Expenses

Operating expenses increased $190.4 million, or 9.3%, for fiscal 2019 compared to fiscal 2018. The increase in operating expenses was primarily driven by the increase in case volume and the resulting impact on variable operational and selling expenses. Operating expenses also increased in fiscal 2019 as a result of recent acquisitions, increases in personnel expenses, an increase in repairs and maintenance expenses of $14.5 million, an increase in fuel expense of $11.7 million, and an increase in insurance expense of $8.5 million.  These increases were partially offset by a $5.9 million decrease in stock-based compensation expense, a $5.7 million decrease in professional fees, and a $3.0 million decrease in advisory fees.

Depreciation and amortization of intangible assets increased from $130.1 million in fiscal 2018 to $155.0 million in fiscal 2019, an increase of 19.1%. Depreciation of fixed assets increased as a result of capital outlays to support our growth. Amortization of intangible assets, primarily customer relationships, increased as a result of recent acquisitions.

Net Income

Net income decreased by $31.9 million, or 16.1%, to $166.8 million for fiscal 2019 compared to fiscal 2018 as a result of a $56.6 million increase in income tax expense and a $5.0 million increase in interest expense, partially offset by the $29.8 million increase in operating profit.

The increase in operating profit was a result of the increase in gross profit discussed above, partially offset by the increase in operating expenses. The increase in interest expense was primarily the result of an increase in the average interest rate during fiscal 2019 compared to fiscal 2018.

The increase in income tax expense was primarily a result of the prior year impact of the Act and the prior year excess tax benefit associated with the vesting of stock-based compensation awards.  Our effective tax rate in fiscal 2019 was 23.6% compared to   -2.6% in fiscal 2018.

The Act was signed into law on December 22, 2017.  Among its numerous changes to the U.S. Internal Revenue Code, the Act reduces the U.S. federal corporate rate from 35% to 21%.  As a result of the Act, in fiscal 2018, the Company revalued its net deferred tax liability, resulting in a decrease to the net deferred tax liability of $38.5 million with a corresponding net benefit to income tax expense for fiscal 2018.  As a result of a blended statutory rate for fiscal 2018, the Company recognized a tax benefit of $11.9 million in the prior year for the rate differential related to temporary differences.  Additionally, in fiscal 2018, performance vesting criteria for certain stock-based compensation awards was met resulting in an excess tax benefit of $15.4 million.  The effective tax rate for fiscal 2018 excluding the prior year tax benefits was 31.4%

Fiscal year ended June 30, 2018 compared to fiscal year ended July 1, 2017

Net Sales

Net sales growth is primarily a function of case growth, pricing (which is primarily based on product inflation/deflation), and a changing mix of customers, channels, and product categories sold. Net sales increased $858.1 million, or 5.1%, in fiscal 2018 compared to fiscal 2017. The increase in net sales was primarily attributable to sales growth in Vistar, particularly in the theater and retail channels, case growth in Foodservice, particularly in the independent channel, and recent acquisitions. Case volume increased 3.0% in fiscal 2018 compared to fiscal 2017.

Gross Profit

Gross profit increased $168.0 million, or 7.9%, for fiscal 2018 compared to fiscal 2017. Gross profit as a percentage of net sales was 13.0% for fiscal 2018 compared to 12.7% for fiscal 2017.  The increase in gross profit was the result of growth in cases sold and a higher gross profit per case, which in turn was the result of selling an improved mix of channels and products. Within Foodservice, case growth to independent customers positively affected gross profit per case. Independent customers typically receive more services from us, cost more to serve, and pay a higher gross profit per case than other customers. Also, in fiscal 2018, Foodservice grew our Performance Brand sales, which have higher gross profit per case compared to the other brands we sell. See “—Segment Results—Foodservice” below for additional discussion.

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

The decrease in income tax expense was primarily a result of the impact of the Act.  Our effective tax rate in fiscal 2018 was      -2.6% compared to 39.0% in fiscal 2017. The Act was signed into law on December 22, 2017.  Among its numerous changes to the U.S. Internal Revenue Code, the Act reduces the U.S. federal corporate rate from 35% to 21%, which resulted in a blended U.S. federal statutory rate of approximately 28% for fiscal 2018 for the Company.  As a result of the Act, the Company revalued its net deferred tax liability, resulting in a decrease to the net deferred tax liability of $38.5 million with a corresponding net benefit to income tax expense for fiscal 2018.  As a result of a blended statutory rate for fiscal 2018, the Company recognized a tax benefit of $11.9 million for the rate differential related to temporary differences.  Additionally, in fiscal 2018, performance vesting criteria for certain stock-based compensation awards was met resulting in an excess tax benefit of $15.4 million.

Segment Results

In the first quarter of fiscal 2019, the Company changed its operating segments to reflect the manner in which the business is managed. Based on changes to the Company’s organization structure and how the Company’s management reviews operating results and makes decisions about resource allocation, the Company has two reportable segments: Foodservice and Vistar. Additionally, consistent with how the Company’s management assesses performance of the segments, certain administrative costs and corporate allocations, previously reported at the segment level, are included within Corporate & All Other, as opposed to the Foodservice segment. Management evaluates the performance of these segments based on various operating and financial metrics, including their respective sales growth and EBITDA.

Corporate & All Other is comprised of unallocated corporate overhead and certain operations that are not considered separate reportable segments based on their size. This includes the operations of our internal logistics unit responsible for managing and allocating inbound logistics revenue and expense.

The presentation and amounts for fiscal 2018 and fiscal 2017 have been adjusted to reflect the segment changes described above.

The following tables set forth net sales and EBITDA by segment for the periods indicated (dollars in millions):

Net Sales

	Fiscal Year Ended			Fiscal 2019		Fiscal 2018
	June 29, 2019	June 30, 2018	July 1, 2017	Change	%	Change	%
Foodservice	$15,095.1	$14,273.1	$13,748.3	$822.0	5.8	$524.8	3.8
Vistar	4,641.8	3,341.0	3,003.6	1,300.8	38.9	337.4	11.2
Corporate & All Other	291.6	254.8	237.4	36.8	14.4	17.4	7.3
Intersegment Eliminations	(285.0)	(249.0)	(227.5)	(36.0)	(14.5)	(21.5)	(9.5)
Total net sales	$19,743.5	$17,619.9	$16,761.8	$2,123.6	12.1	$858.1	5.1

EBITDA

	Fiscal Year Ended			Fiscal 2019		Fiscal 2018
	June 29, 2019	June 30, 2018	July 1, 2017	Change	%	Change	%
Foodservice	$428.0	$411.4	$395.1	$16.6	4.0	$16.3	4.1
Vistar	165.6	133.1	117.7	32.5	24.4	15.4	13.1
Corporate & All Other	(154.9)	(160.4)	(174.1)	5.5	3.4	13.7	(7.9)
Total EBITDA	$438.7	$384.1	$338.7	$54.6	14.2	$45.4	13.4

Segment Results—Foodservice

Fiscal year ended June 29, 2019 compared to fiscal year ended June 30, 2018

Net Sales

Net sales for Foodservice increased $822.0 million, or 5.8%, from fiscal 2018 to fiscal 2019. The increase in net sales was attributable to growth in cases sold, as well as an increase in selling price per case as a result of inflation. Securing new and expanded business with independent customers resulted in independent case growth of approximately 4.9% in fiscal 2019 compared to fiscal 2018. For fiscal 2019, independent sales as a percentage of total segment sales were 33.8%.

EBITDA

EBITDA for Foodservice increased $16.6 million, or 4.0%, from fiscal 2018 to fiscal 2019. This increase was the result of an increase in gross profit, partially offset by an increase in operating expenses excluding depreciation and amortization. Gross profit increased by 5.9% in fiscal 2019, compared to the prior fiscal year, as a result of an increase in cases sold, as well as an increase in the gross profit per case. The increase in gross profit per case was driven by a favorable shift in the mix of cases sold, including more Performance Brands products sold to our independent customers, as well as by an increase in procurement gains. Independent business has higher gross margins within this segment.

Operating expenses excluding depreciation and amortization for Foodservice increased by $90.5, or 6.5%, from fiscal 2018 to fiscal 2019. Operating expenses increased as a result of an increase in case volume and the resulting impact on variable operational and selling expenses, as well as an increase in personnel expenses. Operating expenses also increased as a result of an $8.4 million increase in fuel expense, a $6.7 million increase in repairs and maintenance expense, and a $5.8 million increase in insurance expense in fiscal 2019 as compared to the prior year.

Depreciation of fixed assets and amortization of intangible assets recorded in this segment increased from $78.4 million in fiscal 2018 to $91.8 million in fiscal 2019. This increase was the result of capital outlays for transportation equipment and recent warehouse expansions.

Fiscal year ended June 30, 2018 compared to fiscal year ended July 1, 2017

Net Sales

Net sales for Foodservice increased $524.8 million, or 3.8%, from fiscal 2017 to fiscal 2018. This increase in net sales was attributable to an increase in selling price per case as a result of inflation. Securing new and expanded business with independent customers resulted in independent case growth of approximately 5.6% in fiscal 2018 compared to fiscal 2017. For fiscal 2018, independent sales as a percentage of total segment sales were 33.7%.

EBITDA

EBITDA for Foodservice increased $16.3 million, or 4.1%, from fiscal 2017 to fiscal 2018. This increase was the result of an increase in gross profit, partially offset by an increase in operating expenses excluding depreciation and amortization. Gross profit increased by 5.7% in fiscal 2018, compared to the prior fiscal year, as a result of an increase in the gross profit per case. The increase in gross profit per case was driven by a favorable shift in the mix of cases sold toward independent customers and Performance Brands, as well as by an increase in procurement gains. Independent business has higher gross margins within this segment.

Operating expenses excluding depreciation and amortization for Foodservice increased by $81.9 million, or 6.2%, from fiscal 2017 to fiscal 2018. Operating expenses increased as a result of an increase in case volume and the resulting impact on variable operational and selling expenses, as well as investments in selling, warehouse, and delivery personnel.  Operating expenses also increased as a result of a $12.1 million increase in fuel expense, which mostly occurred in the second half of fiscal 2018.

Depreciation of fixed assets and amortization of intangible assets recorded in this segment increased from $76.4 million in fiscal 2017 to $78.4 million in fiscal 2018. The increase was a result of recent acquisitions and capital outlays for computer software, transportation equipment, warehouse equipment, partially offset by a decrease in amortization of intangible assets since certain intangibles are now fully amortized.

Segment Results—Vistar

Fiscal year ended June 29, 2019 compared to fiscal year ended June 30, 2018

Net Sales

Net sales for Vistar increased $1,300.8 million, or 38.9%, from fiscal 2018 to fiscal 2019. This increase was driven by recent acquisitions, as well as by case sales growth in the segment’s vending, office coffee service, retail, and theater channels. The acquisition of Eby-Brown in the fourth quarter of fiscal 2019 contributed $949.7 million to net sales, including $194.7 million related to excise taxes.

EBITDA

EBITDA for Vistar increased $32.5 million, or 24.4%, from fiscal 2018 to fiscal 2019. Gross profit dollar growth of $110.5 million, or 23.7% for fiscal 2019 compared to fiscal 2018, was driven by recent acquisitions and an increase in the number of cases sold, as well as an increase in gross profit per case.  The increase in gross profit per case was driven by a favorable shift in channel mix, as well as by an increase in procurement gains.  Gross profit as a percentage of net sales declined from 14.0% if fiscal 2018 to 12.4% as a result of Eby-Brown’s lower margins.

Operating expenses excluding depreciation and amortization increased $78.0 million, or 23.4%, for fiscal 2019 compared to the prior year. Operating expenses increased primarily as a result of an increase in case volume and the resulting impact on variable operational and selling expenses, as well as increases in personnel expenses.  Operating expenses also increased as a result of recent acquisitions.

Depreciation of fixed assets and amortization of intangible assets recorded in this segment increased from $27.4 million in fiscal 2018 to $39.2 million in fiscal 2019. Depreciation of fixed assets increased as a result of capital outlays for leasehold improvements and transportation equipment.  Amortization of intangible assets increased as a result of recent acquisitions and accelerated amortization of certain customer relationships.

Fiscal year ended June 30, 2018 compared to fiscal year ended July 1, 2017

Net Sales

Net sales for Vistar increased $337.4 million, or 11.2%, from fiscal to 2017 fiscal 2018. This increase was driven by case sales growth in the segment’s theater and retail channels, as well as recent acquisitions.

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

Segment Results—Corporate & All Other

Fiscal year ended June 29, 2019 compared to fiscal year ended June 30, 2018

Net Sales

Net sales for Corporate & All Other increased $36.8 million from fiscal 2018 to fiscal 2019. The increase was primarily attributable to an increase in logistics services provided to our other segments.

EBITDA

EBITDA for Corporate & All Other was a negative $154.9 million for fiscal 2019 compared to a negative $160.4 million for fiscal 2018. The improvement in EBITDA was primarily driven by decreases in stock-based compensation expense of $5.9 million, professional fees of $4.7 million, and advisory fees of $3.0 million.  In fiscal 2018, this segment recognized expense related to the accelerated vesting of certain performance-based awards and development costs related to certain productivity initiatives the Company no longer pursued.

Depreciation of fixed assets and amortization of intangible assets recorded in this segment decreased from $24.3 million in fiscal 2018 to $24.0 million in fiscal 2019.

Fiscal year ended June 30, 2018 compared to fiscal year ended July 1, 2017

Net Sales

Net sales for Corporate & All Other increased $17.4 million from fiscal 2017 to fiscal 2018. The increase was primarily attributable to an increase in logistics services provided to our other segments.

EBITDA

EBITDA for Corporate & All Other was a negative $160.4 million for fiscal 2018 compared to a negative $174.1 million for fiscal 2017. The improvement in EBITDA was primarily driven by decreases in personnel expenses of $10.3 million, professional and other services fees of $4.1 million, insurance expense of $2.7 million, and advisory fees of $2.6 million, partially offset by an increase in stock-based compensation expense of $4.3 million.

Depreciation of fixed assets and amortization of intangible assets recorded in this segment decreased from $25.1 million in fiscal 2017 to $24.3 million in fiscal 2018.

Quarterly Results and Seasonality

Historically, the food-away-from-home and foodservice distribution industries are seasonal, with lower profit in the first and third quarters of each calendar year. Consequently, we typically experience lower operating profit during our first and third fiscal quarters, depending on the timing of acquisitions, if any.

Financial information for each quarter of fiscal 2019 and fiscal 2018 is set forth below:

Fiscal Year Ended June 29, 2019
(In millions, except per share data)	Q1	Q2	Q3	Q4
Net sales	$4,539.7	$4,615.7	$4,689.0	$5,899.1
Cost of goods sold	3,946.1	4,001.1	4,084.3	5,199.0
Gross profit	593.6	614.6	604.7	700.1
Operating expenses	543.0	541.6	545.5	599.6
Operating profit	50.6	73.0	59.2	100.5
Other expense, net:
Interest expense	15.6	16.0	16.5	17.3
Other, net	(0.2)	0.7	(1.0)	0.1
Other expense, net	15.4	16.7	15.5	17.4
Income before taxes	35.2	56.3	43.7	83.1
Income tax expense (benefit)	7.0	13.2	11.4	19.9
Net income	$28.2	$43.1	$32.3	$63.2
Weighted-average common shares outstanding:
Basic	103.5	103.9	103.8	103.8
Diluted	105.1	104.9	105.1	105.4
Earnings per common share:
Basic	$0.27	$0.41	$0.31	$0.61
Diluted	$0.27	$0.41	$0.31	$0.60

Fiscal Year Ended June 30, 2018
(In millions, except per share data)	Q1	Q2	Q3	Q4
Net sales	$4,364.9	$4,311.1	$4,349.2	$4,594.7
Cost of goods sold	3,810.2	3,743.5	3,790.5	3,982.9
Gross profit	554.7	567.6	558.7	611.8
Operating expenses	504.2	518.5	498.6	518.0
Operating profit	50.5	49.1	60.1	93.8
Other expense, net:
Interest expense	14.6	15.1	15.2	15.5
Other, net	(0.3)	(0.1)	0.1	(0.2)
Other expense, net	14.3	15.0	15.3	15.3
Income before taxes	36.2	34.1	44.8	78.5
Income tax expense	13.6	(43.9)	11.1	14.1
Net income	$22.6	$78.0	$33.7	$64.4
Weighted-average common shares outstanding:
Basic	100.9	101.4	102.7	103.1
Diluted	103.9	104.5	104.5	104.9
Earnings per common share:
Basic	$0.22	$0.77	$0.33	$0.62
Diluted	$0.22	$0.75	$0.32	$0.61

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

At June 29, 2019, our cash balance totaled $25.4 million, including restricted cash of $10.7 million, as compared to a cash balance totaling $17.8 million, including restricted cash of $10.3 million, at June 30, 2018. This increase in cash during fiscal 2019 was attributable to net cash provided by operating activities of $317.4 million and financing activities of $39.6 million, which was partially offset by net cash used in investing activities of $349.4 million. We borrow under the Amended Credit Agreement (as defined below) or pay it down regularly based on our cash flows from operating and investing activities. Our practice is to minimize interest expense while maintaining reasonable liquidity.

On November 13, 2018, the Board of Directors authorized a share repurchase program for up to $250 million of the Company’s outstanding common stock. The purchases are executed in accordance with applicable securities laws and may be made at management’s discretion from time to time in the open market, through privately negotiated transactions or otherwise, including pursuant to Rule 10b5-1 trading plans. The share repurchase program does not have an expiration date and may be amended, suspended, or discontinued at any time. Repurchases under this program depend upon market place conditions and other factors, including compliance with the covenants under the Amended Credit Agreement and the indenture governing the Notes (as defined in “—Financing Activities” below).  The share repurchase program remains subject to the discretion of the Board of Directors. During fiscal 2019, the Company repurchased and subsequently retired 0.3 million shares of common stock for a total of $9.3 million. As of June 30, 2019, approximately $240.7 million remained available for additional share repurchases.

As market conditions warrant, we may from time to time seek to repurchase our securities or loans in privately negotiated or open market transactions, by tender offer or otherwise. Any such repurchases may be funded by incurring new debt, including additional borrowings under our Amended Credit Agreement.  In addition, depending on conditions in the credit and capital markets and other factors, we will, from time to time, consider other financing transactions, the proceeds of which could be used to refinance our indebtedness, make investments or acquisitions or for other purposes.  Any new debt may be secured debt.

On May 17, 2019, PFGC, Inc. (“PFGC”) and Performance Food Group, Inc., each a wholly-owned subsidiary of Performance Food Group Company, entered into the Third Amended and Restated Credit Agreement (the “Amended Credit Agreement”) with Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent, and the other lenders party thereto. The Amended Credit Agreement amends and restates the Second Amended and Restated Credit Agreement, dated February 1, 2016, with Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent, and the other lenders from time to time party thereto (as amended by the First Amendment to Second Amended and Restated Credit Agreement, dated August 3, 2017, the “ABL Facility”). The Amended Credit Agreement, among other things, (i) increases the aggregate principal amount available from $1.95 billion under the ABL Facility to $2.4 billion under the Amended Credit Agreement, (ii) extends the stated maturity date from February 1, 2021 under the ABL Facility to May 17, 2024 under the Amended Credit Agreement, and (iii) reduces the interest rate applicable to loans available under the Amended Credit Agreement. Like the ABL Facility, the Amended Credit Agreement provides for up to $800.0 million of uncommitted incremental facilities.

Operating Activities

Fiscal year ended June 29, 2019 compared to fiscal year ended June 30, 2018

During fiscal 2019 and fiscal 2018, our operating activities provided cash flow of $317.4 million and $367.0 million, respectively. The decrease in cash flows provided by operating activities in fiscal 2019 compared to fiscal 2018 was largely driven by our net working capital investment, partially offset by higher operating income and lower taxes paid.  Our net working capital, which includes accounts receivable, inventories, accounts payable and outstanding checks in excess of deposits, generally fluctuates with our sales growth.

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

Investing Activities

Cash used in investing activities totaled $349.4 million in fiscal 2019 compared to $209.4 million in fiscal 2018 and $332.0 million in fiscal 2017. These investments consisted primarily of capital purchases of property, plant, and equipment of $139.1 million, $140.1 million and $140.2 million for fiscal years 2019, 2018 and 2017, respectively, and payments for business acquisitions of $211.6 million, $71.1 million and $192.9 million for fiscal years 2019, 2018 and 2017, respectively. In fiscal 2019, purchases of property, plant, and equipment primarily consisted of outlays for warehouse expansion and improvements, as well as warehouse equipment and information technology.

The following table presents the capital purchases of property, plant, and equipment by segment:

	Fiscal Year Ended
(Dollars in millions)	June 29, 2019	June 30, 2018	July 1, 2017
Foodservice	$90.6	$99.9	$96.0
Vistar	24.9	18.4	6.4
Corporate & All Other	23.6	21.8	37.8
Total capital purchases of property, plant and equipment	$139.1	$140.1	$140.2

As of June 29, 2019, the Company had commitments of $2.8 million for capital projects related to warehouse expansion and improvements and warehouse equipment. The Company anticipates using cash flows from operations or borrowings under the Amended Credit Agreement to fulfill these commitments.

Financing Activities

During fiscal 2019, net cash provided by financing activities was $39.6 million, which consisted primarily of $78.9 million in net borrowings under our Amended Credit Agreement.

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

On June 30, 2019, we entered into a Membership Interest Purchase Agreement to acquire Reinhart from Reyes Holdings, L.L.C. in a transaction valued at $2.0 billion, or approximately $1.7 billion net of an estimated tax benefit to PFG of approximately $265 million.  The closing of the contemplated transaction is subject to customary conditions, including the receipt of required regulatory approvals.    The $2.0 billion purchase price is expected to be financed with borrowing under the Amended Credit Agreement, net proceeds from new senior unsecured notes and net proceeds from an offering of shares of the Company’s common stock, subject to market conditions, of $300 million to $400 million.

The following describes our financing arrangements as of June 29, 2019:

ABL Facility: PFGC was a party to the ABL Facility.  The ABL Facility had an aggregate principal amount of $1.95 billion and was scheduled to mature on February 2021.

On May 17, 2019, PFGC and Performance Food Group, Inc. entered into the Amended Credit Agreement with Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent, and the other lenders party thereto, which amends the ABL Facility. The Amended Credit Agreement, among other things, (i) increases the aggregate principal amount available from $1.95 billion under the ABL Facility to $2.4 billion under the Amended Credit Agreement, (ii) extends the stated maturity date from February 1, 2021 under the ABL Facility to May 17, 2024 under the Amended Credit Agreement, and (iii) reduces the interest rate applicable to loans available under the Amended Credit Agreement, as discussed below. Like the ABL Facility, the Amended Credit Agreement provides for up to $800.0 million of uncommitted incremental facilities.

The Amended Credit Agreement is secured by the majority of the tangible assets of PFGC and its subsidiaries. Performance Food Group, Inc., a wholly owned subsidiary of PFGC, is the lead borrower under the Amended Credit Agreement, which is jointly and severally guaranteed by PFGC and all material domestic direct and indirect wholly owned subsidiaries of PFGC (other than captive insurance subsidiaries and other excluded subsidiaries). Availability for loans and letters of credit under the Amended Credit Agreement are governed by a borrowing base, determined by the application of specified advance rates against eligible assets, including trade accounts receivable, inventory, owned real properties, and owned transportation equipment. The borrowing base is reduced quarterly by a cumulative fraction of the real properties and transportation equipment values. Advances on accounts receivable and inventory are subject to change based on periodic commercial finance examinations and appraisals, and the real property and transportation equipment values included in the borrowing base are subject to change based on periodic appraisals. Audits and appraisals are conducted at the direction of the administrative agent for the benefit and on behalf of all lenders.

Borrowings under the Amended Credit Agreement bears interest, at Performance Food Group, Inc.’s option, at (a) the Base Rate (defined as the greater of (i) the Federal Funds Rate in effect on such date plus 0.5%, (ii) the Prime Rate on such day, or (iii) one month LIBOR plus 1.0%) plus a spread or (b) LIBOR plus a spread. The Amended Credit Agreement also provides for an unused commitment fee at a rate of 0.25% per annum.

The following table summarizes outstanding borrowings, availability, and the average interest rate under the ABL Facility and Amended Credit Agreement:

(Dollars in millions)	As of June 29, 2019	As of June 30, 2018
Aggregate borrowings	$859.0	$780.1
Letters of credit under credit agreements	89.9	121.3
Excess availability, net of lenders’ reserves of $38.6 and $12.1	1,182.7	854.2
Average interest rate	4.01%	3.52%

The Amended Credit Agreement contains covenants requiring the maintenance of a minimum consolidated fixed charge coverage ratio if Alternate Availability (as defined in the Amended Credit Agreement) falls below the greater of (i) $180.0 million and (ii) 10% of the lesser of the borrowing base and the revolving credit facility amount for five consecutive business days.

The Amended Credit Agreement also contains customary restrictive covenants that include, but are not limited to, restrictions on PFGC’s ability to incur additional indebtedness, pay dividends, create liens, make investments or specified payments, and dispose of assets. The Amended Credit Agreement provide for customary events of default, including payment defaults and cross-defaults on other material indebtedness. If an event of default occurs and is continuing, amounts due under such agreement may be accelerated and the rights and remedies of the lenders under the Amended Credit Agreement may be exercised, including rights with respect to the collateral securing the obligations under such agreement.

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

The Amended Credit Agreement and the indenture governing the Notes contain customary restrictive covenants under which all of the net assets of PFGC and its subsidiaries were restricted from distribution to Performance Food Group Company, except for approximately $599.0 million of restricted payment capacity available under such debt agreements, as of June 29, 2019. Such minimum estimated restricted payment capacity is calculated based on the most restrictive of our debt agreements and may fluctuate from period to period, which fluctuations may be material.  Our restricted payment capacity under other debt instruments to which the Company is subject may be materially higher than the foregoing estimate.

As of June 29, 2019, we were in compliance with all of the covenants under the Amended Credit Agreement and Notes.

Contractual Cash Obligations

The following table sets forth our significant contractual cash obligations as of June 29, 2019. The years below represent our fiscal years.

	Payments Due by Period
(Dollars in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt	$1,209.0	$—	$—	$1,209.0	$—
Capital lease obligations(1)	185.8	26.7	52.1	48.6	58.4
Property, plant, and equipment, financed	0.8	0.8	—	—	—
Unrecognized tax benefits and interest(2)	2.2	0.3	—	—	—
Interest payments related to long-term debt(3)	247.5	50.4	101.5	95.6	-
Long-term operating leases	530.9	104.7	163.4	99.0	163.8
Purchase obligations(4)	24.9	15.1	4.3	1.6	3.9
Multiemployer pension plan(5)	4.7	0.3	0.7	0.7	3.0
Total contractual cash obligations	$2,205.8	$198.3	$322.0	$1,454.5	$229.1

(1)	The amounts reflected in the table include the interest component of the lease payments.
(2)

Includes unrecognized tax benefits under accounting standards related to uncertain tax positions. As of June 29, 2019, we had a liability of $1.9 million for unrecognized tax benefits for all tax jurisdictions and approximately $0.3 million for related interest that could result in cash payments. We are not able to reasonably estimate the timing of payments of the amount by which the liability will increase or decrease over time. Accordingly, we only reflected the balances we could reasonably estimate in the “Payments Due by Period” section of the table.

(3)

Includes payments on our floating rate debt based on rates as of June 29, 2019, assuming the amount remains unchanged until maturity. The impact of our outstanding floating-to-fixed interest rate swap on the floating rate debt interest payments is included as well based on the floating rates in effect as of June 29, 2019.

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

Total assets for Foodservice increased $156.0 million from $2,996.3 million as of June 30, 2018 to $3,152.3 million as of June 29, 2019. During this time period, this segment increased its property, plant, and equipment, inventory and accounts receivable, which was partially offset by a decrease in intangible assets.

Total assets for Vistar increased $532.0 million from $739.0 million as of June 30, 2018 to $1,271.0 million as of June 29, 2019. During this time period, this segment increased its inventory, accounts receivable, property, plant and equipment, goodwill, and intangible assets, primarily due to acquisitions.

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

Inventory Valuation

Our inventories consist primarily of food and non-food products. We primarily value inventories at the lower of cost or market using the first-in, first-out method (“FIFO”). FIFO was used for approximately 88% of total inventories at June 29, 2019. The remainder of the inventory was valued using LIFO method using the link chain technique of the dollar value method. We adjust our inventory balances for slow-moving, excess, and obsolete inventories. These adjustments are based upon inventory category, inventory age, specifically identified items, and overall economic conditions.

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

During fiscal 2019 and fiscal 2018, we performed the step zero analysis for our goodwill impairment test. As a result of our step zero analysis, no further quantitative impairment test was deemed necessary for fiscal 2019 and fiscal 2018. There were no impairments of goodwill or intangible assets with indefinite lives for fiscal 2019 and fiscal 2018.

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

Interest Rate Risk

We are exposed to interest rate risk related to changes in interest rates for borrowings under our Amended Credit Agreement. Although we hedge a portion of our interest rate risk through interest rate swaps, any borrowings under our Amended Credit Agreement in excess of the notional amount of the swaps will be subject to variable interest rates.

As of June 29, 2019, our subsidiary, Performance Food Group, Inc., had eight interest rate swaps with a combined value of $550.0 million notional amount that were designated as cash flow hedges of interest rate risk. See Note 9 Derivatives and Hedging Activities within the Notes to Consolidated Financial Statements included in Item 8 for further discussion of these interest rate swaps.

The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction impacts earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next twelve months, we estimate that gains of approximately $1.9 million will be reclassified as a decrease to interest expense.

Based on the fair values of these interest rate swaps as of June 29, 2019, a hypothetical 100 bps decrease in LIBOR would result in a loss of $7.0 million and a hypothetical 100 bps increase in LIBOR would result in a gain of $6.8 million within accumulated other comprehensive income.

Assuming an average daily balance on our Amended Credit Agreement of approximately $900.0 million, approximately $300.0 million of our outstanding long-term debt is fixed through interest rate swap agreements over the next twelve months and approximately $600.0 million represents variable-rate debt. A hypothetical 100 bps increase in LIBOR on our variable-rate debt would lead to an increase of approximately $6.0 million in annual cash interest expense.

Fuel Price Risk

We seek to minimize the effect of higher diesel fuel costs both by reducing fuel usage and by taking action to offset higher fuel prices. We reduce usage by designing more efficient truck routes and by increasing miles per gallon through on-board computers that monitor and adjust idling time and maximum speeds and through other technologies. In our Foodservice and Vistar segments, we seek to manage fuel prices through diesel fuel surcharges to our customers and through the use of costless collars.

As of June 29, 2019, we had collars in place for approximately 18% of the gallons we expect to use over the twelve months following June 29, 2019. These fuel collars do not qualify for hedge accounting treatment for reasons discussed in Note 9. Derivatives and Hedging Activities within the Notes to Consolidated Financial Statements included in Item 8. Therefore, these collars are recorded at fair value as either an asset or liability on the balance sheet. Any changes in fair value are recorded in the period of the change as unrealized gains or losses on fuel hedging instruments.  A hypothetical 10% increase or decrease in expected diesel fuel prices would result in an immaterial gain or loss for these derivative instruments.

Our fuel purchases occur at market prices. Using published market price projections for diesel and estimates of fuel consumption, a 10% hypothetical increase in diesel prices from the market price would result in a potential increase of approximately $13.2 million in fuel costs included in Operating expenses. As discussed above, this increase in fuel costs would be partially offset by fuel surcharges passed through to our customers.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

Audited Consolidated Financial Statements as of June 29, 2019 and June 30, 2018 and for the fiscal years ended June 29, 2019, June 30, 2018 and July 1, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Performance Food Group Company

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Performance Food Group Company and subsidiaries (the “Company”) as of June 29, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 29, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 29, 2019, of the Company and our report dated August 16, 2019, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP

Richmond, Virginia

August 16, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Performance Food Group Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Performance Food Group Company and subsidiaries (the "Company") as of June 29, 2019 and June 30, 2018, the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows, for the fiscal years ended June 29, 2019, June 30, 2018, and July 1, 2017, and the related notes and the schedule listed in the Index at Item 8 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 29, 2019 and June 30, 2018, and the results of its operations and its cash flows the fiscal years ended June 29, 2019, June 30, 2018, and July 1, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 29, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 16, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

/s/ DELOITTE & TOUCHE LLP

Richmond, Virginia

August 16, 2019

We have served as the Company’s auditor since 2007.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)	As of June 29, 2019	As of June 30, 2018
ASSETS
Current assets:
Cash	$14.7	$7.5
Accounts receivable, less allowances of $22.0 and $19.3	1,227.3	1,065.6
Inventories, net	1,356.9	1,051.9
Prepaid expenses and other current assets	71.7	78.5
Total current assets	2,670.6	2,203.5
Goodwill	765.8	740.5
Other intangible assets, net	194.3	193.8
Property, plant and equipment, net	950.5	795.5
Restricted cash	10.7	10.3
Other assets	61.6	57.3
Total assets	$4,653.5	$4,000.9
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Outstanding checks in excess of deposits	$206.9	$260.8
Trade accounts payable	1,130.8	973.0
Accrued expenses and other current liabilities	343.3	227.8
Capital lease obligations—current installments	18.3	8.4
Total current liabilities	1,699.3	1,470.0
Long-term debt	1,202.9	1,123.0
Deferred income tax liability, net	108.0	106.3
Capital lease obligations, excluding current installments	128.9	52.8
Other long-term liabilities	216.2	113.5
Total liabilities	3,355.3	2,865.6
Commitments and contingencies (Note 15)
Shareholders’ equity:
Common Stock: $0.01 par value per share, 1.0 billion shares authorized, 103.8 million shares issued and outstanding as of June 29, 2019; 1.0 billion shares authorized, 103.2 million shares issued and outstanding as of June 30, 2018	1.0	1.0
Additional paid-in capital	866.7	861.2
Accumulated other comprehensive (loss) income, net of tax (benefit) expense of $(0.1) and $2.9	(0.2)	8.3
Retained earnings	430.7	264.8
Total shareholders’ equity	1,298.2	1,135.3
Total liabilities and shareholders’ equity	$4,653.5	$4,000.9
See accompanying notes to consolidated financial statements, which are an integral part of these audited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)	Fiscal Year Ended June 29, 2019	Fiscal Year Ended June 30, 2018	Fiscal Year Ended July 1, 2017
Net sales	$19,743.5	$17,619.9	$16,761.8
Cost of goods sold	17,230.5	15,327.1	14,637.0
Gross profit	2,513.0	2,292.8	2,124.8
Operating expenses	2,229.7	2,039.3	1,913.8
Operating profit	283.3	253.5	211.0
Other expense, net:
Interest expense	65.4	60.4	54.9
Other, net	(0.4)	(0.5)	(1.6)
Other expense, net	65.0	59.9	53.3
Income before taxes	218.3	193.6	157.7
Income tax expense (benefit)	51.5	(5.1)	61.4
Net income	$166.8	$198.7	$96.3
Weighted-average common shares outstanding:
Basic	103.8	102.0	100.2
Diluted	105.2	104.6	103.0
Earnings per common share:
Basic	$1.61	$1.95	$0.96
Diluted	$1.59	$1.90	$0.93

See accompanying notes to consolidated financial statements, which are an integral part of these audited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

($ in millions)	Fiscal Year Ended June 29, 2019	Fiscal Year Ended June 30, 2018	Fiscal Year Ended July 1, 2017
Net income	$166.8	$198.7	$96.3
Other comprehensive (loss) income, net of tax:
Interest rate swaps:
Change in fair value, net of tax	(6.3)	5.8	5.7
Reclassification adjustment, net of tax	(3.1)	(0.4)	2.5
Other comprehensive (loss) income	(9.4)	5.4	8.2
Total comprehensive income	$157.4	$204.1	$104.5

See accompanying notes to consolidated financial statements, which are an integral part of these audited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Shareholders’
(In millions)	Shares	Amount	Capital	(Loss) Income	Earnings	Equity
Balance as of July 2, 2016	99.9	1.0	836.8	(5.8)	(29.2)	802.8
Issuance of common stock under stock-based compensation plans	0.9	—	0.5	—	—	0.5
Net income	—	—	—	—	96.3	96.3
Interest rate swaps	—	—	—	8.2	—	8.2
Stock-based compensation expense	—	—	17.3	—	—	17.3
Change in accounting principle(1)	—	—	0.9	—	(0.5)	0.4
Balance as of July 1, 2017	100.8	$1.0	$855.5	$2.4	$66.6	$925.5
Issuance of common stock under stock-based compensation plans	2.4	—	(15.9)	—	—	(15.9)
Net income	—	—	—	—	198.7	198.7
Interest rate swaps	—	—	—	5.4	—	5.4
Stock-based compensation expense	—	—	21.6	—	—	21.6
Change in accounting principle(2)	—	—	—	0.5	(0.5)	—
Balance as of June 30, 2018	103.2	$1.0	$861.2	$8.3	$264.8	$1,135.3
Issuance of common stock under stock-based compensation plans	0.9	—	(0.9)	—	—	(0.9)
Net income	—	—	—	—	166.8	166.8
Interest rate swaps	—	—	—	(9.4)	—	(9.4)
Stock-based compensation expense	—	—	15.7	—	—	15.7
Common stock repurchased	(0.3)	—	(9.3)	—	—	(9.3)
Change in accounting principle(3)	—	—	—	0.9	(0.9)	—
Balance as of June 29, 2019	103.8	$1.0	$866.7	$(0.2)	$430.7	$1,298.2

(1)

As of the beginning of fiscal 2017, the Company elected to early adopt the provisions of ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The Company has made a policy election to account for forfeitures as they occur and recorded a cumulative-effect adjustment to Retained Earnings as of the date of adoption.

(2)

In the fourth quarter of fiscal 2018, the Company elected to early adopt ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The Company reclassified the stranded tax effects resulting from the Tax Cuts and Jobs Act (the “Act”) from accumulated other comprehensive income to Retained Earnings.

(3)

As of the beginning of fiscal 2019, the Company elected to early adopt the provisions of ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. Refer to Note 3. Recently Issued Accounting Pronouncements for further discussion of the adoption of ASU 2017-12.

See accompanying notes to consolidated financial statements, which are an integral part of these audited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)	Fiscal Year Ended June 29, 2019	Fiscal Year Ended June 30, 2018	Fiscal Year Ended July 1, 2017
Cash flows from operating activities:
Net income	$166.8	$198.7	$96.3
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	116.2	100.3	91.5
Amortization of intangible assets	38.8	29.8	34.6
Amortization of deferred financing costs and other	4.4	4.6	4.5
Provision for losses on accounts receivables	11.5	12.1	6.0
Stock compensation expense	15.7	21.6	17.3
Deferred income tax expense	11.6	1.4	6.3
Change in fair value of derivative assets and liabilities	0.2	(0.2)	(1.8)
Other	(0.3)	8.5	(1.0)
Changes in operating assets and liabilities, net
Accounts receivable	(50.2)	(33.9)	(35.7)
Inventories	(98.4)	(21.8)	(63.8)
Prepaid expenses and other assets	19.0	(44.3)	10.3
Trade accounts payable	80.6	57.1	(23.2)
Outstanding checks in excess of deposits	(53.9)	42.6	57.8
Accrued expenses and other liabilities	55.4	(9.5)	2.6
Net cash provided by operating activities	317.4	367.0	201.7
Cash flows from investing activities:
Purchases of property, plant and equipment	(139.1)	(140.1)	(140.2)
Net cash paid for acquisitions	(211.6)	(71.1)	(192.9)
Proceeds from sale of property, plant and equipment	1.3	1.8	1.1
Net cash used in investing activities	(349.4)	(209.4)	(332.0)
Cash flows from financing activities:
Net borrowings (payments) under ABL Facility	78.9	(119.8)	134.9
Payment of Promissory Note	—	(6.0)	—
Payments on financed property, plant and equipment	(5.4)	(1.9)	(1.0)
Cash paid for acquisitions	(5.7)	(9.0)	(1.3)
Payments under capital lease obligations	(13.2)	(6.9)	(5.4)
Proceeds from exercise of stock options	6.6	12.3	4.0
Cash paid for shares withheld to cover taxes	(7.5)	(28.2)	(3.5)
Repurchases of common stock	(9.3)	—	—
Cash paid for debt issuance, extinguishment and modifications	(4.8)	(1.3)	(0.2)
Net cash provided by (used in) financing activities	39.6	(160.8)	127.5
Net increase (decrease) in cash and restricted cash	7.6	(3.2)	(2.8)
Cash and restricted cash, beginning of period	17.8	21.0	23.8
Cash and restricted cash, end of period	$25.4	$17.8	$21.0

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

(In millions)	As of June 29, 2019	As of June 30, 2018
Cash	$14.7	$7.5
Restricted cash(1)	10.7	10.3
Total cash and restricted cash	$25.4	$17.8
(1)	Restricted cash represents the amounts required by insurers to collateralize a part of the deductibles for the Company’s workers’ compensation and liability claims.

Supplemental disclosures of non-cash transactions are as follows:

(In millions)	Fiscal Year Ended June 29, 2019	Fiscal Year Ended June 30, 2018	Fiscal Year Ended July 1, 2017
Debt assumed through capital lease obligations	$98.1	$18.2	$23.4
Disposal of property, plant and equipment under sale-leaseback transaction	—	—	3.2
Purchases of property, plant and equipment, financed	3.4	4.2	0.5
Purchases of property, plant and equipment, accrued	—	4.0	—

Supplemental disclosures of cash flow information are as follows:

(In millions)	Fiscal Year Ended June 29, 2019	Fiscal Year Ended June 30, 2018	Fiscal Year Ended July 1, 2017
Cash paid during the year for:
Interest	$65.7	$57.5	$51.1
Income taxes, net of refunds	10.8	33.3	45.7

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

Fiscal Years

The Company’s fiscal year ends on the Saturday nearest to June 30th. This resulted in a 52-week year for fiscal 2019, fiscal 2018, and fiscal 2017. References to “fiscal 2019” are to the 52-week period ended June 29, 2019, references to “fiscal 2018” are to the 52-week period ended June 30, 2018, and references to “fiscal 2017” are to the 52-week period ended July 1, 2017.

Share Repurchase Program

On November 13, 2018, the Board of Directors of the Company (the “Board of Directors”) authorized a share repurchase program for up to $250 million of the Company’s outstanding common stock. The repurchases are executed in accordance with applicable securities laws and may be made at management’s discretion from time to time in the open market, through privately negotiated transactions or otherwise, including pursuant to Rule 10b5-1 trading plans. The share repurchase program does not have an expiration date and may be amended, suspended, or discontinued at any time. Repurchases under this program depend upon market place conditions and other factors, including compliance with the covenants under the Amended Credit Agreement, as defined in Note 8. Debt, and the indenture governing the Notes, as defined in Note 8. Debt.  The share repurchase program remains subject to the discretion of the Board of Directors. During the fiscal year ended June 29, 2019, the Company repurchased and subsequently retired 0.3 million shares of common stock, for a total of $9.3 million. As of June 29, 2019, approximately $240.7 million remained available for additional share repurchases.
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

Restricted Cash

The Company is required by its insurers to collateralize a part of the deductibles for its workers’ compensation and liability claims. The Company has chosen to satisfy these collateral requirements primarily by depositing funds in trusts or by issuing letters of credit. All amounts in restricted cash at June 29, 2019 and June 30, 2018 represent funds deposited in insurance trusts, and $10.7 million and $10.3 million, respectively, represent Level 1 fair value measurements.

Accounts Receivable

Accounts receivable are comprised of trade receivables from customers in the ordinary course of business, are recorded at the invoiced amount, and primarily do not bear interest. Accounts receivable also includes other receivables primarily related to various rebate and promotional incentives with the Company’s suppliers. Receivables are recorded net of the allowance for doubtful accounts on the accompanying consolidated balance sheets. The Company evaluates the collectability of its accounts receivable based on a combination of factors. The Company regularly analyzes its significant customer accounts, and when it becomes aware of a specific customer’s inability to meet its financial obligations to the Company, such as bankruptcy filings or deterioration in the customer’s operating results or financial position, the Company records a specific reserve for bad debt to reduce the related receivable to the amount it reasonably believes is collectible. The Company also records reserves for bad debt for other customers based on a variety of factors, including the length of time the receivables are past due, macroeconomic considerations, and historical experience. If circumstances related to specific customers change, the Company’s estimates of the recoverability of receivables could be further adjusted. As of June 29, 2019 and June 30, 2018, the allowance for doubtful accounts related to trade receivables was approximately $12.6 million and $11.5 million, respectively, and $9.4 million and $7.8 million, respectively related to other receivables. The Company recorded $11.5 million, $12.1 million, and $6.0 million in provision for doubtful accounts in fiscal 2019, fiscal 2018, and fiscal 2017, respectively.

Inventories

The Company’s inventories consist primarily of food and non-food products. The Company values inventories primarily at the lower of cost or market using the first-in, first-out (“FIFO”) method. At June 29, 2019, the Company’s inventory balance of $1,356.9 million consists primarily of finished goods, $1,199.1 million of which was valued at FIFO. As of June 29, 2019, $157.8 million of the inventory balance was valued at last-in, first-out (“LIFO”) using the link chain technique of the dollar value method. At June 29, 2019 and June 30, 2018, the LIFO balance sheet reserves were $10.3 million and $6.9 million, respectively. Costs in inventory include the purchase price of the product and freight charges to deliver the product to the Company’s warehouses and are net of certain consideration received from vendors in the amount of $29.9 million and $24.3 million as of June 29, 2019 and June 30, 2018, respectively. The Company adjusts its inventory balances for slow-moving, excess, and obsolete inventories. These adjustments are based upon inventory category, inventory age, specifically identified items, and overall economic conditions. As of June 29, 2019 and June 30, 2018, the Company had adjusted its inventories by approximately $8.2 million and $4.0 million, respectively.

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

Impairment of Long-Lived Assets

Long-lived assets held and used by the Company, including intangible assets with definite lives, are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the Company compares the carrying value of the asset or asset group to the projected, undiscounted future cash flows expected to be generated by the long-lived asset or asset group. Based on the Company’s assessments, no impairment losses were recorded in fiscal 2019, fiscal 2018, or fiscal 2017.

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

During fiscal 2019 and fiscal 2018, the Company performed the step zero analysis for its goodwill impairment test. As a result of the Company’s step zero analysis, no further quantitative impairment test was deemed necessary for fiscal 2019 and fiscal 2018. There were no impairments of goodwill or intangible assets with indefinite lives for fiscal 2019, fiscal 2018, or fiscal 2017.

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

Other Comprehensive Income (Loss) (“OCI”)

Other comprehensive income (loss) is defined as all changes in equity during each period except for those resulting from net income (loss) and investments by or distributions to shareholders. Other comprehensive income (loss) consists primarily of gains or losses from derivative financial instruments that are designated in a hedging relationship. For derivative instruments that qualify as cash flow hedges, the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings during the same period or periods during which the hedged transaction affects earnings.

Revenue Recognition

The Company markets and distributes national and company-branded food and food-related products to customer locations across the United States.  The Foodservice segment supplies a “broad line” of products to its customers, including the Company’s performance brands and custom-cut meats and seafood, as well as products that are specific to each customer’s menu requirements. Vistar distributes candy, snacks, beverages, cigarettes and other products to various customer channels.  The Company disaggregates revenue by product offerings and determined that disaggregating revenue at the segment level achieves the disclosure objective to depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.  Refer to Note 19. Segment Information for external revenue by reportable segment.

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

The transaction price recognized is the invoiced price, adjusted for any incentives, such as rebates and discounts granted to the customer. The Company estimates expected returns based on an analysis of historical experience.  We adjust our estimate of revenue at the earlier of when the amount of consideration we expect to receive changes or when the consideration becomes fixed. The Company determined it is responsible for collecting and remitting state and local excise taxes on cigarettes and other tobacco products and will present excise taxes as part of revenue. The Company has made a policy election to exclude sales tax from the transaction price.  The Company does not have any material significant payment terms as payment is received shortly after the point of sale.

The Company has customer contracts in which incentives are paid upfront to certain customers. These payments have become industry practice and are not related to financing the customer’s business, nor are they associated with any distinct good or service to be received from the customer. These incentive payments are capitalized and amortized over the life of the contract or the expected life of the customer relationship on a straight-line basis. The Company’s contract asset for these incentives totaled $10.6 million and $6.9 million as of June 29, 2019 and June 30, 2018, respectively.

The Company recognizes substantially all of its revenue on a gross basis as a principal.  When assessing whether the Company is acting as a principal or an agent, the Company considered the indicators that an entity controls the specified good or service before it is transferred to the customer detailed in FASB ASC 606-10-55-39.  The Company believes it earns substantially all revenue as a principal from the sale of products because the Company is responsible for the fulfillment and acceptability of products purchased.  Additionally, the Company holds the general inventory risk for the products, as it takes title to the products before the products are ordered by customers and maintains products in inventory.

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

Shipping and Handling Fees and Costs

Shipping and handling fees billed to customers are included in net sales. Estimated shipping and handling costs incurred by the Company of $985.9 million, $884.5 million, and $807.7 million are recorded in operating expenses in the consolidated statement of operations for fiscal 2019, fiscal 2018, and fiscal 2017, respectively.

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

3.	Recently Issued Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and has issued subsequent amendments to this guidance. This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue that represents the transfer of promised goods or services to a customer in an amount that reflects the consideration it expects to receive in exchange for those goods or services. The Company adopted this standard at the beginning of fiscal 2019 and concluded that it did not have a material impact on the Company’s consolidated financial statements.

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

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This ASU expands hedge accounting for both financial and nonfinancial risk components to better align hedge accounting with a company’s risk management strategies, simplify the application of hedge accounting, and increase transparency as to the scope and results of hedging programs. It also amends the presentation and disclosure requirements and changes how companies assess effectiveness. The ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. For cash flow hedges existing at the adoption date, the standard requires adoption on a modified retrospective basis with a cumulative-effect adjustment to the Consolidated Balance Sheet as of the beginning of the year of adoption. The amendments to presentation guidance and disclosure requirements are required to be adopted prospectively. The Company elected to early adopt ASU 2017-12 as of the beginning of fiscal 2019 and concluded that it did not have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. This ASU eliminates, adds, and modifies certain disclosure requirements for fair value measurements as part of its disclosure framework project. For public entities, this ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. The Company elected to early adopt ASU 2018-13 in the fourth quarter of fiscal 2019. This ASU did not have a material impact on the Company’s consolidated financial statements.

In October 2018, the FASB issued ASU 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. This ASU permits the use of the Overnight Index Swap rate based on the Secured Overnight Financing Rate as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815. For public entities that already adopted the amendments in ASU 2017-12, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. The Company elected to early adopt ASU 2018-16 in the fourth quarter of fiscal 2019. This ASU did not have a material impact on the Company’s consolidated financial statements.

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

The Company adopted this standard at the beginning of fiscal year 2020 using the modified retrospective transition approach at the date of adoption. The Company has completed its analysis of the new standard and has elected the short-term lease exemption as well as the “package of three” practical expedients which allow companies not to reassess whether arrangements contain leases, the classification of leases, and the capitalization of initial direct costs. The estimated impact of the adoption to the Company’s Consolidated Balance Sheet is the recognition of approximately $400 million of operating lease liabilities and the corresponding right-of-use assets of approximately the same amount based on the present value to the remaining lease payments for operating leases. The standard did not have a material impact on the Company’s Consolidated Statements of Operations or Cash Flows. The Company has implemented software and revised its relevant policies and procedures, as applicable, to meet the new accounting, reporting and disclosure requirements of Topic 842 and has updated internal controls accordingly. Information about our undiscounted future lease payments and the timing of those payments is in Note 12. Leases in this Annual Report on Form 10-K (“Form 10-K”).

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

4.	Business Combinations

During fiscal year 2019, the Company paid cash of $214.2 million for four acquisitions. During fiscal year 2018, the Company paid cash of $72.7 million for two acquisitions and during fiscal 2017, the Company paid cash of $193.6 million for seven acquisitions. These acquisitions did not materially affect the Company’s results of operations, other than the acquisition of Eby-Brown Company, LLC (“Eby-Brown”) in the fourth quarter of fiscal 2019. Eby-Brown contributed $949.7 million to net sales and did not have a material impact to net income.

The acquisition of Eby-Brown includes contingent consideration, including earnout payments in the event certain operating results are achieved during a defined post-closing period. As of June 29, 2019, total contingent consideration outstanding was $82.6 million. Earnout liabilities are measured using unobservable inputs that are considered a Level 3 measurement.

The following table summarizes the preliminary purchase price allocation for each major class of assets acquired and liabilities assumed for the fiscal 2019 acquisitions.

(In millions)	Fiscal 2019
Net working capital	$109.2
Goodwill	25.5
Other intangible assets	37.2
Property, plant and equipment	37.1
Deferred tax assets	6.3
Capital lease obligations	(1.1)
Total purchase price	$214.2

The purchase price allocations resulted in the recognition of $25.5 million of goodwill, the majority of which was allocated to the Vistar segment. The goodwill recognized is attributable to expected synergies from combined operations.

On July 1, 2019, we entered into a Membership Interest Purchase Agreement to acquire Reinhart Foodservice, L.L.C (“Reinhart”) from Reyes Holdings, L.L.C. in a transaction valued at $2.0 billion, or approximately $1.7 billion net of an estimated tax benefit to PFG of approximately $265 million.  The closing of the contemplated transaction is subject to customary conditions, including the receipt of required regulatory approvals.  The $2.0 billion purchase price is expected to be financed with borrowings under the Amended Credit Agreement, new senior unsecured notes and net proceeds from an offering of shares of the Company’s common stock, subject to market conditions, of $300 million to $400 million.

5.	Goodwill and Other Intangible Assets

The Company recorded additions to goodwill in connection with its acquisitions. The goodwill is a result of expected synergies from combined operations of the acquisitions and the Company. The following table presents the changes in the carrying amount of goodwill:

(In millions)	Foodservice	Vistar	Other	Total
Balance as of July 1, 2017	$614.5	$64.9	$39.2	$718.6
Acquisitions—current year	—	21.3	—	21.3
Adjustment related to prior year acquisitions	0.6	—	—	0.6
Balance as of June 30, 2018	615.1	86.2	39.2	740.5
Acquisitions—current year	0.6	24.9	-	25.5
Adjustment related to prior year acquisitions	-	(0.2)	-	(0.2)
Balance as of June 29, 2019	$615.7	$110.9	$39.2	$765.8

The fiscal 2019 and fiscal 2018 adjustments related to prior year acquisitions are the result of net working capital adjustments.

The following table presents the Company’s intangible assets by major category as of June 29, 2019 and June 30, 2018:

	As of June 29, 2019			As of June 30, 2018
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net	Range of Lives
Intangible assets with definite lives:
Customer relationships	$506.0	$(389.5)	$116.5	$477.3	$(360.4)	$116.9	4 – 11 years
Trade names and trademarks	123.7	(100.4)	23.3	106.0	(95.4)	$10.6	4 – 9 years
Deferred financing costs	51.0	(40.7)	10.3	45.5	(38.0)	$7.5	Debt term
Non-compete	35.8	(22.5)	13.3	31.2	(17.8)	$13.4	2 – 5 years
Leases	12.5	(7.2)	5.3	12.5	(6.6)	$5.9	Lease term
Technology	26.1	(26.1)	—	26.1	(26.1)	—	5 – 7 years
Total intangible assets with definite lives	$755.1	$(586.4)	$168.7	$698.6	$(544.3)	$154.3
Intangible assets with indefinite lives:
Goodwill	$765.8	$—	$765.8	$740.5	$—	$740.5	Indefinite
Trade names	25.6	—	25.6	39.5	—	39.5	Indefinite
Total intangible assets with indefinite lives	$791.4	$—	$791.4	$780.0	$—	$780.0

For the intangible assets with definite lives, the Company recorded amortization expense of $42.1 million for fiscal 2019, $33.3 million for fiscal 2018, and $37.7 million for fiscal 2017. For the next five fiscal periods and thereafter, the estimated future amortization expense on intangible assets with definite lives are as follows:

(In millions)
2020	$37.7
2021	37.9
2022	33.9
2023	21.8
2024	16.3
Thereafter	21.1
Total amortization expense	$168.7

6.	Concentration of Sales and Credit Risk

The Company had no customers that comprised more than 10% of consolidated net sales for fiscal 2019, fiscal 2018, or fiscal 2017. At June 29, 2019 and June 30, 2018, respectively, the Company had no customers that comprised more than 10% of consolidated accounts receivable. The Company maintains an allowance for doubtful accounts for which details are disclosed in the accounts receivable portion of Note 2, Summary of Significant Accounting Policies and Estimates—Accounts Receivable.

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

7.	Property, Plant, and Equipment

Property, plant, and equipment as of June 29, 2019 and June 30, 2018 consisted of the following:

(In millions)	As of June 29, 2019	As of June 30, 2018	Range of Lives
Buildings and building improvements	$541.3	$477.1	10 – 39 years
Land	53.6	48.7	—
Transportation equipment	242.0	152.6	2 – 10 years
Warehouse and plant equipment	320.9	257.5	3 – 20 years
Office equipment, furniture, and fixtures	329.8	279.7	2 – 10 years
Leasehold improvements	133.7	114.0	Lease term(1)
Construction-in-process	37.5	85.2
	1,658.8	1,414.8
Less: accumulated depreciation and amortization	(708.3)	(619.3)
Property, plant and equipment, net	$950.5	$795.5

(1)	Leasehold improvements are depreciated over the shorter of the useful life of the asset or the lease term.

Total depreciation expense for the fiscal 2019, fiscal 2018, and fiscal 2017 was $116.2 million, $100.3 million, and $91.5 million, respectively, and is included in operating expenses on the consolidated statement of operations.

8.	Debt

The Company is a holding company and conducts its operations through its subsidiaries, which have incurred or guaranteed indebtedness as described below.

Debt consisted of the following:

(In millions)	As of June 29, 2019	As of June 30, 2018
Amended Credit Agreement and ABL Facility	$859.0	$780.1
5.500% Notes due 2024	350.0	350.0
Less: Original issue discount and deferred financing costs	(6.1)	(7.1)
Long-term debt	1,202.9	1,123.0
Capital and finance lease obligations	147.2	61.2
Total debt	1,350.1	1,184.2
Less: current installments	(18.3)	(8.4)
Total debt, excluding current installments	$1,331.8	$1,175.8

Credit Agreement

PFGC, Inc. (“PFGC”), a wholly-owned subsidiary of the Company, was a party to the Second Amended and Restated Credit Agreement dated February 1, 2016, as amended by the First Amendment to Second Amended and Restated Credit Agreement dated August 3, 2017 (the “ABL Facility”).  The ABL Facility had an aggregate principal amount of $1.95 billion and was scheduled to mature on February 2021.

On May 17, 2019, PFGC and Performance Food Group, Inc. entered into the Third Amended and Restated Credit Agreement (the “Amended Credit Agreement”) with Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent, and the other lenders party thereto, which amends the ABL Facility. The Amended Credit Agreement, among other things, (i) increases the aggregate principal amount available from $1.95 billion under the ABL Facility to $2.4 billion under the Amended Credit Agreement, (ii) extends the stated maturity date from February 1, 2021 under the ABL Facility to May 17, 2024 under the Amended Credit Agreement, and (iii) reduces the interest rate applicable to loans available under the Amended Credit Agreement, as discussed below. Like the ABL Facility, the Amended Credit Agreement provides for up to $800.0 million of uncommitted incremental facilities.

The ABL Facility and Amended Credit Agreement are secured by the majority of the tangible assets of PFGC and its subsidiaries. Performance Food Group, Inc., a wholly-owned subsidiary of PFGC, is the lead borrower under the ABL Facility and Amended Credit Agreement, which are jointly and severally guaranteed by PFGC and all material domestic direct and indirect wholly-owned subsidiaries of PFGC (other than captive insurance subsidiaries and other excluded subsidiaries). Availability for loans and letters of credit under the ABL Facility and Amended Credit Agreement are governed by a borrowing base, determined by the application of specified advance rates against eligible assets, including trade accounts receivable, inventory, owned real properties, and owned transportation equipment. The borrowing base is reduced quarterly by a cumulative fraction of the real properties and transportation equipment values. Advances on accounts receivable and inventory are subject to change based on periodic commercial finance examinations and appraisals, and the real property and transportation equipment values included in the borrowing base are subject to change based on periodic appraisals. Audits and appraisals are conducted at the direction of the administrative agent for the benefit and on behalf of all lenders.

Borrowings under the ABL Facility and Amended Credit Agreement bear interest, at Performance Food Group, Inc.’s option, at (a) the Base Rate (defined as the greater of (i) the Federal Funds Rate in effect on such date plus 0.5%, (ii) the Prime Rate on such day, or (iii) one month LIBOR plus 1.0%) plus a spread or (b) LIBOR plus a spread. The ABL Facility provided for an unused commitment fee ranging from 0.25% to 0.375%. The Amended Credit Agreement provides for an unused commitment fee at a rate of 0.25% per annum.

The following table summarizes outstanding borrowings, availability, and the average interest rate under the ABL Facility and the Amended Credit Agreement:

(Dollars in millions)	As of June 29, 2019	As of June 30, 2018
Aggregate borrowings	$859.0	$780.1
Letters of credit under credit agreements	89.9	121.3
Excess availability, net of lenders’ reserves of $38.6 and $12.1	1,182.7	854.2
Average interest rate	4.01%	3.52%

The ABL Facility contained covenants requiring the maintenance of a minimum consolidated fixed charge coverage ratio if excess availability fell below the greater of (i) $160.0 million and (ii) 10% of the lesser of the borrowing base and the revolving credit facility amount for five consecutive business days. The Amended Credit Agreement contains covenants requiring the maintenance of a minimum consolidated fixed charge coverage ratio if Alternate Availability (as defined in the Amended Credit Agreement) falls below the greater of (i) $180.0 million and (ii) 10% of the lesser of the borrowing base and the revolving credit facility amount for five consecutive business days.

The ABL Facility and Amended Credit Agreement also contain customary restrictive covenants that include, but are not limited to, restrictions on PFGC’s ability to incur additional indebtedness, pay dividends, create liens, make investments or certain specified payments, and dispose of assets. The ABL Facility and Amended Credit Agreement provide for customary events of default, including payment defaults and cross-defaults on other material indebtedness. If an event of default occurs and is continuing, amounts due under such agreement may be accelerated and the rights and remedies of the lenders under the ABL Facility and Amended Credit Agreement may be exercised, including rights with respect to the collateral securing the obligations under such agreement.

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

The Amended Credit Agreement and the indenture governing the Notes contain customary restrictive covenants under which all of the net assets of PFGC and its subsidiaries were restricted from distribution to Performance Food Group Company, except for approximately $599.0 million of restricted payment capacity available under such debt agreements, as of June 29, 2019. Such minimum estimated restricted payment capacity is calculated based on the most restrictive of our debt agreements and may fluctuate from period to period, which fluctuations may be material.  Our restricted payment capacity under other debt instruments to which the Company is subject may be materially higher than the foregoing estimate.

Fiscal year maturities of long-term debt, excluding capital lease obligations, are as follows:

(In millions)
2020	$—
2021	—
2022	—
2023	—
2024	1,209.0
Thereafter	—
Total long-term debt, excluding capital lease obligations	$1,209.0

Unsecured Subordinated Promissory Note

In connection with an acquisition, Performance Food Group, Inc. issued a $6.0 million interest only, unsecured subordinated promissory note on December 21, 2012. The $6.0 million promissory note was paid off in December 2017.

Capital Lease Obligations

Performance Food Group, Inc. is a party to facility leases at two Foodservice distribution facilities and equipment leases that are accounted for as capital leases in accordance with FASB ASC 840-30, Leases—Capital Leases. The charge to income resulting from amortization of these leases is included with depreciation expense in the consolidated statement of operations. The gross and net book values of assets under capital leases on the balance sheet as of June 29, 2019 were $174.2 million and $137.6 million, respectively. The gross and net book values of assets under capital leases on the balance sheet as of June 30, 2018 were $84.9 million and $52.3 million, respectively. Future minimum lease payments under non-cancelable capital lease obligations were as follows as of June 29, 2019:

(In millions)	Capital Leases
2020	$26.7
2021	26.3
2022	25.8
2023	24.7
2024	23.9
Thereafter	58.4
Total future minimum lease payments	185.8
Less: interest	38.6
Present value of future minimum lease payments	$147.2

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

As of June 29, 2019, Performance Food Group, Inc. had eight interest rate swaps with a combined $550.0 million notional amount. The following table summarizes the outstanding Swap Agreements as of June 29, 2019 (in millions):

Effective Date	Maturity Date	Notional Amount	Fixed Rate Swapped
June 30, 2017	June 30, 2019	50.0	1.13%
June 30, 2017	June 30, 2020	50.0	1.23%
June 30, 2017	June 30, 2020	50.0	1.25%
June 30, 2017	June 30, 2020	50.0	1.26%
August 9, 2018	August 9, 2021	75.0	1.21%
August 9, 2018	August 9, 2021	75.0	1.20%
June 30, 2020	December 31, 2021	100.0	2.16%
August 9, 2021	April 9, 2023	100.0	2.93%

The tables below present the effect of the interest rate swaps designated in hedging relationships on the consolidated statement of operations for the fiscal years ended June 29, 2019, June 30, 2018 and July 1, 2017:

(in millions)	Fiscal year ended June 29, 2019	Fiscal year ended June 30, 2018	Fiscal year ended July 1, 2017
Amount of loss (gain) recognized in OCI, pre-tax	$8.4	$(7.9)	$(9.3)
Tax (benefit) expense	(2.1)	2.1	3.6
Amount of loss (gain) recognized in OCI, after-tax	$6.3	$(5.8)	$(5.7)
Amount of gain (loss) reclassified from OCI into interest expense, pre-tax	$4.0	$0.6	$(4.0)
Tax (expense) benefit	(0.9)	(0.2)	1.5
Amount of gain (loss) reclassified from OCI into interest expense, after-tax	$3.1	$0.4	$(2.5)
Total interest expense	$65.4	$60.4	$54.9

As interest payments are made on the Company’s variable rate debt, amounts are reclassified from Accumulated other comprehensive (loss) income to Interest expense. During the twelve months ending June 29, 2019, the Company estimates that gains of approximately $1.9 million will be reclassified to interest expense.

Hedges of Forecasted Diesel Fuel Purchases

From time to time, Performance Food Group, Inc. enters into costless collar arrangements to manage its exposure to variability in cash flows expected to be paid for its forecasted purchases of diesel fuel. As of June 29, 2019, Performance Food Group, Inc. was a party to five such arrangements, with an aggregate 7.5 million gallon original notional amount. The 7.5 million gallon forecasted purchases of diesel fuel are expected to be made during fiscal 2020.

The fuel collar instruments do not qualify for hedge accounting. Accordingly, the derivative instruments are recorded as an asset or liability on the balance sheet at fair value and any changes in fair value are recorded in the period of change as unrealized gains or losses on fuel hedging instruments and included in Other, net in the accompanying consolidated statement of operations.

The Company does not currently have a payable or receivable related to cash collateral for its derivatives, and therefore it has not established an accounting policy for offsetting the fair value of its derivatives against such balances. The table below presents the fair value of the derivative financial instruments as well as their classification on the balance sheet as of June 29, 2019 and June 30, 2018:

(in millions)	Balance Sheet Location	Fair Value as of June 29, 2019	Fair Value as of June 30, 2018
Assets
Derivatives designated as hedges:
Interest rate swaps	Prepaid expenses and other current assets	$1.9	$4.0
Interest rate swaps	Other assets	0.5	8.4
Derivatives not designated as hedges:
Diesel fuel collars	Prepaid expenses and other current assets	—	0.1
Total assets		$2.4	$12.5
Liabilities
Derivatives designated as hedges:
Interest rate swaps	Other liabilities	$2.4	$—
Derivatives not designated as hedges:
Diesel fuel collars	Accrued expenses and other current liabilities	0.1	—
Total liabilities		$2.5	$—

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

The Company has elected to present the derivative assets and derivative liabilities on the balance sheet on a gross basis for periods ended June 29, 2019 and June 30, 2018. The tables below present the derivative assets and liability balance, before and after the effects of offsetting, as of June 29, 2019 and June 30, 2018:

	June 29, 2019			June 30, 2018
(In millions)	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amounts	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amounts
Total asset derivatives:	$2.4	$(0.4)	$2.0	$12.5	$—	$12.5
Total liability derivatives:	(2.5)	0.4	(2.1)	—	—	—

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

As of June 29, 2019, the aggregate fair value amount of derivative instruments in a liability position that contain contingent features was $2.1 million.  As of June 29, 2019, the Company has not been required to post any collateral related to these agreements.  If the Company breached any of these provisions, it would be required to settle the obligations under the agreements at their termination value of $2.1 million.
10.	Insurance Program Liabilities

The Company maintains high-deductible insurance programs covering portions of general and vehicle liability, workers’ compensation, and group medical insurance. The amounts in excess of the deductibles are fully insured by third-party insurance carriers, subject to certain limitations. A summary of the activity in all types of deductible liabilities appears below:

(In millions)
Balance at July 2, 2016	$87.3
Charged to costs and expenses	165.2
Payments	(154.7)
Balance at July 1, 2017	$97.8
Charged to costs and expenses	164.5
Payments	(154.9)
Balance at June 30, 2018	$107.4
Additional liabilities assumed in connection with an acquisition	5.7
Charged to costs and expenses	173.0
Payments	(163.0)
Balance at June 29, 2019	$123.1

11.	Fair Value of Financial Instruments

The carrying values of cash, accounts receivable, outstanding checks in excess of deposits, trade accounts payable, and accrued expenses approximate their fair values because of the relatively short maturities of those instruments. The derivative assets and liabilities are recorded at fair value on the balance sheet. The fair value of long-term debt, which has a carrying value of $1,202.9 million and $1,123.0 million, is $1,216.3 million and $1,126.7 million at June 29, 2019 and June 30, 2018, respectively, and is determined by reviewing current market pricing related to comparable debt issued at the time of the balance sheet date, and is considered a Level 2 measurement.
12.	Leases

Subsidiaries of the Company lease various warehouse and office facilities and certain equipment under long-term operating lease agreements that expire at various dates. Rent expense for operating leases includes any rent increases, rent holidays, or landlord concessions on a straight-line basis over the lease term. As of June 29, 2019, subsidiaries of the Company are obligated under non-cancelable operating lease agreements to make future minimum lease payments as follows:

(In millions)
2020	$104.7
2021	89.6
2022	73.8
2023	58.2
2024	40.8
Thereafter	163.8
Total minimum lease payments	$530.9

Rent expense for operating leases was $120.1 million for fiscal 2019, $119.9 million for fiscal 2018, and $115.7 million for fiscal 2017. A subsidiary of the Company has posted letters of credit as collateral supporting certain leases. These letters of credit are included in the total outstanding letters of credit under the ABL Facility as discussed in Note 8, Debt.

Subsidiaries of the Company have residual value guarantees to their lessors under certain of their operating leases. These guarantees are discussed in Note 15 Commitments and Contingencies. These residual value guarantees are not included in the above table of future minimum lease payments.

A subsidiary of the Company is a party to several capital leases. See Note 8, Debt for discussion of these leases.

13.	Income Taxes

Income tax expense (benefit) for fiscal 2019, fiscal 2018 and fiscal 2017 consisted of the following:

(In millions)	For the fiscal year ended June 29, 2019	For the fiscal year ended June 30, 2018	For the fiscal year ended July 1, 2017
Current income tax expense (benefit):
Federal	$28.9	$(8.6)	$45.8
State	11.0	2.1	9.3
Total current income tax expense (benefit)	39.9	(6.5)	55.1
Deferred income tax expense (benefit):
Federal	13.0	(7.2)	3.6
State	(1.4)	8.6	2.7
Total deferred income tax expense	11.6	1.4	6.3
Total income tax expense (benefit), net	$51.5	$(5.1)	$61.4

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

The Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Act. SAB 118 provides a measurement period that should not extend beyond one year from the Act enactment date for companies to complete the accounting under FASB ASC 740, Income Taxes (“ASC 740”). In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. The Company has completed accounting for the income tax effects of enactment of the Act.

The Company’s effective income tax rate for continuing operations for fiscal 2019, fiscal 2018 and fiscal 2017 was 23.6%,         -2.6%, and 39.0%, respectively. Actual income tax expense (benefit) differs from the amount computed by applying the applicable U.S. federal statutory corporate income tax rate of 21% in fiscal 2019, 28% in fiscal 2018 and 35% in fiscal 2017 to earnings before income taxes as follows:

(In millions)	For the fiscal year ended June 29, 2019	For the fiscal year ended June 30, 2018	For the fiscal year ended July 1, 2017
Federal income tax expense computed at statutory rate	$45.9	$54.3	$55.2
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal income tax benefit	8.5	10.4	7.5
Non-deductible expenses and other	1.8	1.7	3.4
Tax law change	—	(50.4)	—
Stock-based compensation	(4.4)	(20.6)	(4.7)
Other	(0.3)	(0.5)	—
Total income tax expense (benefit), net	$51.5	$(5.1)	$61.4

During the fiscal year ended June 30, 2018, performance vesting criteria for certain stock-based compensation awards was met resulting in a significant permanent tax deduction difference. The impact to the provision for stock-based compensation and the impact of the reduction in tax rate under the Act are summarized as follows:

	Fiscal year ended June 30, 2018
(Dollars in millions)	Income Tax (Benefit) Expense	Effective Tax Rate
Income tax expense (benefit), reported	$(5.1)	-2.6%
Reverse effects of:
Revaluation of net deferred income tax liability	(38.5)	-19.9%
Other impact of tax law change	(11.9)	-6.1%
Stock-based compensation - performance vesting	(15.4)	-8.0%
Income tax expense, excluding benefits	$60.7	31.4%

Deferred income taxes are recorded based upon the tax effects of differences between the financial statement and tax bases of assets and liabilities and available tax loss and credit carry-forwards. Temporary differences and carry-forwards that created significant deferred tax assets and liabilities were as follows:

(In millions)	As of June 29, 2019	As of June 30, 2018
Deferred tax assets:
Allowance for doubtful accounts	$3.6	$3.1
Inventories	3.0	4.3
Accrued employee benefits	7.2	6.9
Self-insurance reserves	2.0	1.6
Net operating loss carry-forwards	4.7	5.8
Stock-based compensation	6.5	6.4
Deferred rent	0.8	0.6
Other assets	1.8	0.9
Total gross deferred tax assets	29.6	29.6
Less: Valuation allowance	(0.5)	(0.4)
Total net deferred tax assets	29.1	29.2
Deferred tax liabilities:
Property, plant, and equipment	99.1	82.8
Other comprehensive income	—	2.9
Basis difference in intangible assets	33.0	34.1
Prepaid expenses	4.9	15.6
Other	0.1	0.1
Total deferred tax liabilities	137.1	135.5
Total net deferred income tax liability	$108.0	$106.3

The state net operating loss carry-forwards expire in fiscal years 2019 through 2038. For the fiscal year ending June 29, 2019, the Company established a valuation allowance of $0.5 million, net of federal tax benefit, against deferred tax assets related to certain net operating losses which are not likely to be realized due to limitations on utilization.

The Company records a liability for Uncertain Tax Positions in accordance with FASB ASC 740-10-25, Income Taxes—General—Recognition. The following table summarizes the activity related to unrecognized tax benefits:

(In millions)
Balance as of July 2, 2016	$0.4
Increases due to current year positions	0.5
Increases due to prior years positions	0.6
Expiration of statutes of limitations	(0.2)
Balance as of July 1, 2017	1.3
Increases due to current year positions	0.2
Decreases due to prior years positions	(0.2)
Expiration of statutes of limitations	(0.1)
Balance as of June 30, 2018	1.2
Increases due to current year positions	—
Increases due to prior years positions	0.7
Expiration of statutes of limitations	—
Balance as of June 29, 2019	$1.9

Included in the balance as of June 29, 2019 and June 30, 2018, is $1.1 million and $1.2 million, respectively, of unrecognized tax benefits that could affect the effective tax rate for continuing operations. The balance in unrecognized tax benefits relates primarily to transfer pricing, state tax issues, and plant, property, and equipment.

As of June 29, 2019, substantially all federal, state and local, and foreign income tax matters have been concluded for years through fiscal 2015.  The Company does not anticipate that changes in the amount of unrecognized tax benefits over the next twelve months will have a significant impact on its results of operations or financial position.

It is the Company’s practice to recognize interest and penalties related to uncertain tax positions in income tax expense. Approximately $0.3 million and $0.2 million was accrued for interest related to uncertain tax positions as of June 29, 2019 and June 30, 2018, respectively. Net interest expense of approximately $0.1 million was recognized in tax expense for fiscal 2019, fiscal 2018, and fiscal 2017.
14.	Retirement Plans

Employee Savings Plans

The Company sponsors the Performance Food Group Employee Savings Plan (the “401(k) Plan”). Employees participating in the 401(k) Plan may elect to contribute between 1% and 50% of their qualified compensation, up to a maximum dollar amount as specified by the provisions of the Internal Revenue Code. The Company matched 100% of the first 3.5% of the employee contributions, resulting in matching contributions of $23.9 million for fiscal 2019, $21.8 million for fiscal 2018, and $20.4 million for fiscal 2017.

15.	Commitments and Contingencies

Purchase Obligations

The Company had outstanding contracts and purchase orders for capital projects and services totaling $24.9 million at June 29, 2019. Amounts due under these contracts were not included on the Company’s consolidated balance sheet as of June 29, 2019. Subsequent to June 29, 2019, the Company entered into an additional contract totaling $2.5 million.

Guarantees

Subsidiaries of the Company have entered into numerous operating leases, including leases of buildings, equipment, tractors, and trailers. Certain of the leases for tractors, trailers, and other vehicles and equipment, provide for residual value guarantees to the lessors. Circumstances that would require the subsidiary to perform under the guarantees include either (1) default on the leases with the leased assets being sold for less than the specified residual values in the lease agreements, or (2) decisions not to purchase the assets at the end of the lease terms combined with the sale of the assets, with sales proceeds less than the residual value of the leased assets specified in the lease agreements. Residual value guarantees under these operating lease agreements typically range between 7% and 20% of the value of the leased assets at inception of the lease. These leases have original terms ranging from 5 to 8 years and expiration dates ranging from 2019 to 2025. As of June 29, 2019, the undiscounted maximum amount of potential future payments for lease guarantees totaled approximately $25.4 million, which would be mitigated by the fair value of the leased assets at lease expiration.

The Company participates in a purchasing alliance that was formed to obtain better pricing, to expand product options, to reduce internal costs, and to achieve greater inventory turnover. The Company has entered into agreements to guarantee a portion of the trade payables for such purchasing alliance to their various suppliers as an inducement for these suppliers to extend additional trade credit to the purchasing alliance. In the event of default by the purchasing alliance of their respective trade payables obligations, these suppliers may proceed directly against the Company to collect their trade payables. The terms of these guarantees have expiration dates throughout 2019. As of June 29, 2019, the undiscounted maximum amount of potential payments covered by these guarantees totaled $8.9 million. The Company believes that the likelihood of payment under these guarantees is remote and that any fair value attributable to these guarantees is immaterial; therefore, no liability has been recorded for this obligation in the Company’s consolidated balance sheets.

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

In May 2018, the EEOC filed motions for sanctions against us alleging that we failed to preserve certain paper employment applications and e-mails during 2004 – 2009. In the sanctions motions, the EEOC sought a range of remedies, including but not limited to, a default judgment against us, or alternatively, an order barring us from filing for summary judgment on the EEOC’s pattern and practice claims. The court denied the EEOC’s motions in June 2019, but reserved ruling on whether the unavailability of certain documents will prejudice the EEOC’s ability to present expert testimony at the trial.

The parties are now in the process of filing cross motions for summary judgment. The summary judgment briefing period is expected to concluded in November 2019. We will continue to vigorously defend ourselves.

Tax Liabilities

The Company is subject to customary audits by authorities in the jurisdictions where it conducts business in the United States, which may result in assessments of additional taxes.

16.	Related-Party Transactions

The Company participates in and has an equity method investment in a purchasing alliance that was formed to obtain better pricing, to expand product options, to reduce internal costs, and to achieve greater inventory turnover. The Company’s investment in the purchasing alliance was $4.6 million as of June 29, 2019 and $4.3 million as of June 30, 2018. For fiscal 2019, fiscal 2018, and fiscal 2017, the Company recorded purchases of $914.3  million, $827.9  million, and $802.8  million, respectively, through the purchasing alliance.
17.	Earnings Per Share (“EPS”)

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is calculated using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. In computing diluted EPS, the average closing stock price for the period is used in determining the number of shares assumed to be purchased with the proceeds from the exercise of stock options under the treasury stock method. For fiscal 2019 and fiscal 2018, potential common shares of 0.2 million and 0.7 million, respectively, were not included in computing diluted earnings per share because the effect would have been antidilutive.

A reconciliation of the numerators and denominators for the basic and diluted EPS computations is as follows:

(In millions, except per share amounts)	For the fiscal year ended June 29, 2019	For the fiscal year ended June 30, 2018	For the fiscal year ended July 1, 2017
Numerator:
Net Income	$166.8	$198.7	$96.3
Denominator:
Weighted-average common shares outstanding	103.8	102.0	100.2
Dilutive effect of share-based awards	1.4	2.6	2.8
Weighted-average dilutive shares outstanding	105.2	104.6	103.0
Basic earnings per share	$1.61	$1.95	$0.96
Diluted earnings per share	$1.59	$1.90	$0.93

18.	Stock-based Compensation

Performance Food Group Company provides compensation benefits to employees and non-employee directors under share-based payment arrangements. These arrangements are designed to promote the long-term growth and profitability of the Company by providing employees and non-employee directors who are or will be involved in the Company’s growth with an opportunity to acquire an ownership interest in the Company, thereby encouraging them to contribute to and participate in the success of the Company.

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

Each of the employee awards under the 2007 Option Plan is divided into three equal portions. Tranche I options are subject to time vesting. Tranche II and Tranche III options are subject to both time and performance vesting, including performance criteria as outlined in the 2007 Option Plan. No Tranche I, II, or III options were granted from the 2007 Option Plan in fiscal 2019, 2018 or 2017.

On December 7, 2017, Wellspring Capital Management LLC sold all of their remaining interest in shares of the Company’s common stock and the Company determined that the performance criteria for the Tranche II and III awards had been met, resulting in the vesting of 2.1 million shares of restricted stock and 1.4 million options. In fiscal 2018, the Company recognized approximately $6.3 million of accelerated compensation expense in connection with the vesting of the Tranche II and III awards. Based on the performance achieved, cumulative compensation expense for the Tranche II and III awards was $24.9 million.

In total, compensation cost that has been charged against income for the Company’s 2007 Option Plan was $0.4 million, $9.5 million and $6.7 million for fiscal 2019, fiscal 2018 and fiscal 2017, respectively, and it is included within operating expenses in the consolidated statements of operations. The total income tax benefit recognized in the consolidated statements of operations was $0.1 million, $3.1 million and $2.6 million for fiscal 2019, fiscal 2018 and fiscal 2017, respectively. The total unrecognized compensation cost for all awards under the 2007 Option Plan is $0.2 million as of June 29, 2019, which is expected to be recognized over the next year.

The following table summarizes the stock option activity for fiscal 2019 under the 2007 Option Plan.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding as of June 30, 2018	1,771,679	$15.31
Exercised	(546,998)	$10.45
Forfeited	(24,247)	$21.70
Outstanding as of June 29, 2019	1,200,434	$17.39	5.51	$27.2
Vested or expected to vest as of June 29, 2019	1,200,434	$17.39	5.51	$27.2
Exercisable as of June 29, 2019	1,118,269	$17.26	5.46	$25.5

The intrinsic value of exercised options was $13.1 million, $17.1 million, and $14.4 million for fiscal 2019, fiscal 2018, and fiscal 2017, respectively.

The following table summarizes the changes in nonvested restricted shares for fiscal 2019 under the 2007 Option Plan.

	Shares	Weighted Average Grant Date Fair Value
Nonvested as of June 30, 2018	11,226	$8.38
Vested	(7,596)	$8.37
Forfeited	(152)	$8.39
Nonvested as of June 29, 2019	3,478	$8.39

The total fair value of shares vested was $0.3 million and $65.6 million for fiscal 2019 and fiscal 2018, respectively.

The Performance Food Group Company 2015 Omnibus Incentive Plan (the “2015 Incentive Plan”)

In July 2015, the Company approved the 2015 Incentive Plan. The 2015 Incentive Plan allows for the granting of awards to current employees, officers, directors, consultants, and advisors of the Company. The terms and conditions of awards granted under the 2015 Option Plan are determined by the Board of Directors. There are 4,850,000 shares of common stock reserved for issuance under the 2015 Incentive Plan, including non-qualified stock options and incentive stock options, stock appreciation rights, restricted shares (time-based and performance-based), restricted stock units, and other equity based or cash-based awards. As of June 29, 2019, there are 1,692,268 shares available for grant under the 2015 Incentive Plan. The contractual term of options granted under the 2015 Incentive Plan is ten years.

Options and time-based restricted shares vest ratably over four years from the date of grant. Performance-based restricted shares vest upon the achievement of a specified Return on Invested Capital (“ROIC”), a performance condition, and a specified Relative Total Shareholder Return (“Relative TSR”), a market condition, at the end of a three year performance period. Actual shares earned range from 0% to 150% of the initial grant, depending upon performance relative to the ROIC and Relative TSR goals. Restricted stock units granted to non-employee directors vest in full on the earlier of the first anniversary of the date of grant or the next regularly scheduled annual meeting of the stockholders of the Company.

The fair values of time-based restricted shares, restricted shares with a performance condition, and restricted stock units were based on the Company’s stock price as of the date of grant. The fair value of 42,798 restricted shares granted in fiscal 2019 with a market condition was estimated using a Monte Carlo simulation, which approximated 92% of the Company’s stock price on the date of grant.

The Company estimated the fair value of options granted in the fiscal years below using a Black-Scholes option pricing model with the following weighted average assumptions:

	For the fiscal year ended June 29, 2019	For the fiscal year ended June 30, 2018	For the fiscal year ended July 1, 2017
Risk-free Interest Rate	2.86%	2.00%	1.30%
Dividend Yield	0.00%	0.00%	0.00%
Expected Volatility	34.00%	32.00%	33.00%
Expected Term (in years)	6.25	6.25	6.25
Weighted Average Fair Value of Awards Granted	$12.69	$10.22	$9.10

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

The compensation cost that has been charged against income for the Company’s 2015 Incentive Plan was $15.3 million for fiscal 2019, $12.1 million for fiscal 2018 and $10.6 million for fiscal 2017, and it is included within operating expenses in the consolidated statement of operations. The total income tax benefit recognized in the consolidated statements of operations was $4.1 million in fiscal 2019, $3.9 million in fiscal 2018, and $4.1 million in fiscal 2017. Total unrecognized compensation cost for all awards under the 2015 Incentive Plan is $25.8 million as of June 29, 2019. This cost is expected to be recognized over a weighted-average period of 2.4 years.

The following table summarizes the stock option activity for fiscal 2019 under the 2015 Incentive Plan.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding as of June 30, 2018	853,650	$26.21
Granted	210,456	$32.50
Exercised	(32,479)	$26.85
Forfeited	(73,234)	$29.38
Outstanding as of June 29, 2019	958,393	$27.33	7.75	$12.2
Vested or expected to vest as of June 29, 2019	958,393	$27.33	7.75	$12.2
Exercisable as of June 29, 2019	334,059	$24.95	7.14	$5.0

The intrinsic value of exercised options was $0.2 million for both fiscal 2019 and fiscal 2018.

The following table summarizes the changes in nonvested restricted shares and restricted stock units for fiscal 2019 under the 2015 Incentive Plan.

	Shares	Weighted Average Grant Date Fair Value
Nonvested as of June 30, 2018	1,303,878	$25.23
Granted	497,328	$32.24
Performance shares adjustment	49,515	$18.23
Vested	(508,421)	$22.78
Forfeited	(111,659)	$28.55
Nonvested as of June 29, 2019	1,230,641	$28.49

The total fair value of shares vested was $18.0 million, $8.1 million, and $9.2 million for fiscal 2019, fiscal 2018, and fiscal 2017, respectively.

19.	Segment Information

In the first quarter of fiscal 2019, the Company changed its operating segments to reflect the manner in which the chief operating decision maker (“CODM”) manages the business. Based on changes to the Company’s organization structure and how the CODM reviews operating results and makes decisions about resource allocation, the Company has two reportable segments: Foodservice and Vistar.  Additionally, consistent with how the CODM assesses performance of the segments, certain administrative costs and corporate allocations, previously reported at the segment level, are now included within Corporate & All Other, as opposed to the Foodservice segment.

The Foodservice segment markets and distributes food and food-related products to independent restaurants, Chain restaurants, and other institutional “food-away-from-home” locations. Foodservice offers a “broad line” of products, including custom-cut meat and seafood, as well as products that are specific to our customers’ menu requirements. The Vistar segment distributes candy, snack, beverages, cigarettes, and other products to customers in the vending, office coffee services, theater, retail, convenience store and other channels. The accounting policies of the segments are the same as those described in Note 2 Summary of Significant Accounting Policies and Estimates. Intersegment sales represent sales between the segments, which are eliminated in consolidation. Management evaluates the performance of each operating segment based on various operating and financial metrics, including total sales and EBITDA.

Corporate & All Other is comprised of corporate overhead and certain operations that are not considered separate reportable segments based on their size. This includes the operations of the Company’s internal logistics unit responsible for managing and allocating inbound logistics revenue and expense.

The presentation and amounts for the fiscal years ended June 30, 2018 and July 1, 2017 have been adjusted to reflect the segment changes described above.

(In millions)	Foodservice	Vistar	Corporate & All Other	Eliminations	Consolidated
For the fiscal year ended June 29, 2019
Net external sales	$15,084.0	$4,639.2	$20.3	$—	$19,743.5
Inter-segment sales	11.1	2.6	271.3	(285.0)	—
Total sales	15,095.1	4,641.8	291.6	(285.0)	19,743.5
Depreciation and amortization	91.8	39.2	24.0	—	155.0
Capital expenditures	90.6	24.9	23.6	—	139.1
For the fiscal year ended June 30, 2018
Net external sales	$14,263.8	$3,338.5	$17.6	$—	$17,619.9
Inter-segment sales	9.3	2.5	237.2	(249.0)	—
Total sales	14,273.1	3,341.0	254.8	(249.0)	17,619.9
Depreciation and amortization	78.4	27.4	24.3	—	130.1
Capital expenditures	99.9	18.4	21.8	—	140.1
For the fiscal year ended July 1, 2017
Net external sales	$13,740.6	$3,001.0	$20.2	$—	$16,761.8
Inter-segment sales	7.7	2.6	217.2	(227.5)	—
Total sales	13,748.3	3,003.6	237.4	(227.5)	16,761.8
Depreciation and amortization	76.4	24.6	25.1	—	126.1
Capital expenditures	96.0	6.4	37.8	—	140.2

EBITDA for each reportable segment and Corporate & All Other is presented below along with a reconciliation to consolidated income before taxes.

	Fiscal Year Ended
	June 29, 2019	June 30, 2018	July 1, 2017
Foodservice EBITDA	$428.0	$411.4	$395.1
Vistar EBITDA	165.6	133.1	117.7
Corporate & All Other EBITDA	(154.9)	(160.4)	(174.1)
Depreciation and amortization	(155.0)	(130.1)	(126.1)
Interest expense	(65.4)	(60.4)	(54.9)
Income before taxes	$218.3	$193.6	$157.7

Total assets by reportable segment, excluding intercompany receivables between segments, are as follows:

(In millions)	As of June 29, 2019	As of June 30, 2018
Foodservice	$3,152.3	$2,996.3
Vistar	1,271.0	739.0
Corporate & All Other	230.2	265.6
Total assets	$4,653.5	$4,000.9

The sales mix for the Company’s principal product and service categories is as follows:

(In millions)	For the fiscal year ended June 29, 2019	For the fiscal year ended June 30, 2018	For the fiscal year ended July 1, 2017
Center of the plate	$6,110.1	$5,693.4	$5,520.5
Frozen foods	2,516.7	2,365.0	2,195.3
Canned and dry groceries	2,306.4	2,205.1	2,146.6
Refrigerated and dairy products	2,286.0	2,217.3	2,093.7
Beverage	1,604.4	1,495.2	1,433.5
Paper products and cleaning supplies	1,464.1	1,351.8	1,291.6
Candy	898.2	773.4	706.8
Snack	864.1	730.9	627.2
Cigarettes	679.0	—	—
Produce	560.7	511.1	490.6
Theater and concession	213.1	190.0	156.0
Merchandising and other services	134.8	86.7	100.0
Other tobacco products	105.9	—	—
Total	$19,743.5	$17,619.9	$16,761.8

SCHEDULE 1—Registrant’s Condensed Financial Statements

PERFORMANCE FOOD GROUP COMPANY

Parent Company Only

CONDENSED BALANCE SHEETS

(In millions per share data)	As of June 29, 2019	As of June 30, 2018
ASSETS
Current assets:
Cash	$—	$—
Income tax receivable	11.7	11.6
Total current assets	11.7	11.6
Investment in wholly owned subsidiary	1,348.5	1,184.2
Total assets	$1,360.2	$1,195.8
LIABILITIES AND SHAREHOLDERS’ EQUITY
Intercompany payable	61.8	60.5
Total liabilities	61.8	60.5
Commitments and contingencies
Shareholders’ equity:
Common Stock
Common Stock: $0.01 par value per share, 1.0 billion shares authorized, 103.8 million shares issued and outstanding as of June 29, 2019; 1.0 billion shares authorized, 103.2 million shares issued and outstanding as of June 30, 2018	1.0	1.0
Additional paid-in capital	866.7	861.2
Retained earnings	430.5	273.1
Total shareholders’ equity	1,298.2	1,135.3
Total liabilities and shareholders’ equity	$1,360.0	$1,195.8

See accompanying notes to condensed financial statements.

PERFORMANCE FOOD GROUP COMPANY

Parent Company Only

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

($ in millions)	Fiscal year ended June 29, 2019	Fiscal year ended June 30, 2018	Fiscal year ended July 1, 2017
Operating expenses	$0.5	$3.3	$5.8
Operating loss	(0.5)	(3.3)	(5.8)
Income tax benefit	-	(1.0)	(2.2)
Loss before equity in net income of subsidiary	(0.5)	(2.3)	(3.6)
Equity in net income of subsidiary, net of tax	167.3	201.0	99.9
Net income	166.8	198.7	96.3
Other comprehensive income (loss)	(9.4)	5.4	8.2
Total comprehensive income	$157.4	$204.1	$104.5

See accompanying notes to condensed financial statements.

PERFORMANCE FOOD GROUP COMPANY

Parent Company Only

CONDENSED STATEMENTS OF CASH FLOWS

($ in millions)	Fiscal year ended June 29, 2019	Fiscal year ended June 30, 2018	Fiscal year ended July 1, 2017
Cash flows from operating activities:
Net income	$166.8	$198.7	$96.3
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Equity in net income of subsidiary	(167.3)	(201.0)	(99.9)
Changes in operating assets and liabilities, net
Intercompany payables	1.5	19.1	5.2
Income tax receivable	(0.1)	(0.9)	(2.1)
Net cash provided by (used in) operating activities	0.9	15.9	(0.5)
Cash flows from investing activities:
Distribution from subsidiary	9.3	—	—
Net cash used in investing activities	9.3	—	—
Cash flows from financing activities:
Proceeds from exercise of stock options	6.6	12.3	4.0
Cash paid for shares withheld to cover taxes	(7.5)	(28.2)	(3.5)
Repurchase of common stock	(9.3)	—	—
Net cash (used in) provided by financing activities	(10.2)	(15.9)	0.5
Net (decrease) increase in cash and restricted cash	—	—	—
Cash and restricted cash, beginning of period	—	—	—
Cash and restricted cash, end of period	$—	$—	$—

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

Based on our assessment, under the criteria established in Internal Control—Integrated Framework (2013) issued by the COSO, management has concluded that the Company maintained effective internal control over financial reporting as of June 29, 2019. In addition, the effectiveness of the Company’s internal control over financial reporting as of June 29, 2019 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report, which appears in Item 8.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) under the Exchange Act), that occurred during the fiscal quarter ended June 29, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be included in our definitive proxy statement for the 2019 Annual Meeting of Stockholders and is incorporated herein by reference. We expect to file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended June 29, 2019.

Item 11. Executive Compensation

The information required by this item will be included in our definitive proxy statement for the 2019 Annual Meeting of Stockholders and is incorporated herein by reference. We expect to file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended June 29, 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in our definitive proxy statement for the 2019 Annual Meeting of Stockholders and is incorporated herein by reference. We expect to such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended June 29, 2019.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in our definitive proxy statement for the 2019 Annual Meeting of Stockholders and is incorporated herein by reference. We expect to such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended June 29, 2019.

Item 14. Principal Accountant Fees and Services

The information required by this item will be included in our definitive proxy statement for the 2019 Annual Meeting of Stockholders and is incorporated herein by reference. We expect to file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended June 29, 2019.

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

2.1

Membership Interest Purchase Agreement, dated as of July 1, 2019, by and among Performance Food Group Company, Ram Acquisition Company, LLC, Ram Holdings I, L.L.C., Ram Holdings III, L.L.C. and Lone Oak Realty LLC (incorporated by reference as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-37578) filed with the Securities and Exchange Commission on July 1, 2019).

3.1

Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-37578) filed with the Securities and Exchange Commission on November 14, 2018).

3.2

Amended and Restated By-Laws of the Registrant (incorporated by reference as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-37578) filed with the Securities and Exchange Commission on August 9, 2018).

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

4.4	Description of Capital Stock of Performance Food Group Company.

10.1

Third Amended and Restated Credit Agreement, dated May 17, 2019, among PFGC, Inc., Performance Food Group, Inc., Wells Fargo, National Association, as Administrative Agent and Collateral Agent, the other borrowers from time to time party thereto, and the other lenders thereto (incorporated by reference as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37578), filed with the Securities and Exchange Commission on May 17, 2019).

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

10.28†	Letter Agreement, dated March 4, 2019, between Performance Food Group Company and Carol A. O’Connell (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37578), filed with the Securities and Exchange Commission on March 4, 2019).
21.1*	Subsidiaries of the Registrant

23.1*	Consent of Deloitte & Touche LLP

24.1*	Power of Attorney (included on signature pages to this Annual Report on Form 10-K)

31.1*	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit No.	Description

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104**	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**

Inline XBRL (Extensible Business Reporting Language) information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

†	Identifies exhibits that consist of a management contract or compensatory plan or arrangement.

The agreements and other documents filed as exhibits to this Form 10-K are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on the 16th day of August, 2019.

PERFORMANCE FOOD GROUP COMPANY (Registrant)

By:	/s/ George L. Holm
Name:	George L. Holm
Title:	Chief Executive Officer & President
(Principal Executive Officer and Authorized Signatory)

POWER OF ATTORNEY

Know all persons by these presents, that each person whose signature appears below hereby constitutes and appoints A. Brent King and Jeffery Fender, and each of them, as his or her true and lawful attorneys-in-fact and agents, with power to act with or without the others and with full power of substitution and resubstitution, to do any and all acts and things and to execute any and all instruments which said attorneys and agents and each of them may deem necessary or desirable to enable the registrant to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission thereunder in connection with the registrant’s Annual Report on Form 10-K for the fiscal year ended June 29, 2019 (the “Annual Report”), including specifically, but without limiting the generality of the foregoing, power and authority to sign the name of the registrant and the name of the undersigned, individually and in his or her capacity as a director or officer of the registrant, to the Annual Report as filed with the Securities and Exchange Commission, to any and all amendments thereto, and to any and all instruments or documents filed as part thereof or in connection therewith; and each of the undersigned hereby ratifies and confirms all that said attorneys and agents and each of them shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 16th day of August, 2019.

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