Form 10-Q
period 2019-09-28
Performance Food Group Co
filed 2019-11-06
CIK 1618673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2019

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

105,491,266 shares of common stock were outstanding as of October 31, 2019.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q (this “Form 10-Q”) may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. All statements, other than statements of historical facts included in this Form 10-Q, including statements concerning our plans, objectives, goals, beliefs, business strategies, future events, business conditions, our results of operations, financial position and our business outlook, business trends and other information, and our proposed acquisition of Reinhart Foodservice, L.L.C. (the “Reinhart Transaction”) may be forward-looking statements. Words such as “estimates,” “expects,” “contemplates,” “will,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts,” “may,” “should” and variations of such words or similar expressions are intended to identify forward-looking statements. The forward-looking statements are not historical facts, and are based upon our current expectations, beliefs, estimates and projections, and various assumptions, many of which, by their nature, are inherently uncertain and beyond our control. Our expectations, beliefs, estimates and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs, estimates and projections will result or be achieved and actual results may vary materially from what is expressed in or indicated by the forward-looking statements.

There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. Such risks, uncertainties and other important factors that could cause actual results to differ include, among others, the risks, uncertainties and factors set forth under Part I, Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2019 (the “Form 10-K”), as such risk factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission (the “SEC”), and are accessible on the SEC’s website at www.sec.gov, and also include the following:

•	competition in our industry is intense, and we may not be able to compete successfully;
•	we operate in a low margin industry, which could increase the volatility of our results of operations;
•	we may not realize anticipated benefits from our operating cost reduction and productivity improvement efforts;
•	our profitability is directly affected by cost inflation and deflation and other factors;
•	we do not have long-term contracts with certain of our customers;
•	group purchasing organizations may become more active in our industry and increase their efforts to add our customers as members of these organizations;
•	changes in eating habits of consumers;
•	extreme weather conditions;
•	our reliance on third-party suppliers;
•	labor relations and cost risks and availability of qualified labor;
•	volatility of fuel and other transportation costs;
•	inability to adjust cost structure where one or more of our competitors successfully implement lower costs;
•	we may be unable to increase our sales in the highest margin portion of our business;
•	changes in pricing practices of our suppliers;
•	our growth strategy may not achieve the anticipated results;
•	risks relating to any future acquisitions, including the risk that we are not able to realize benefits of acquisitions or successfully integrate the businesses we acquire;
•	environmental, health, and safety costs;
•	the risk that we fail to comply with requirements imposed by applicable law or government regulations;
•	our reliance on technology and risks associated with disruption or delay in implementation of new technology;
•	costs and risks associated with a potential cybersecurity incident or other technology disruption;
•	product liability claims relating to the products we distribute and other litigation;
•	adverse judgements or settlements;
•	negative media exposure and other events that damage our reputation;
•	anticipated multiemployer pension related liabilities and contributions to our multiemployer pension plan;
•	decrease in earnings from amortization charges associated with acquisitions;

•	impact of uncollectibility of accounts receivable;
•	difficult economic conditions affecting consumer confidence;
•	departure of key members of senior management;
•	risks relating to federal, state, and local tax rules;
•	the cost and adequacy of insurance coverage;
•	risks relating to our outstanding indebtedness;
•	our ability to maintain an effective system of disclosure controls and internal control over financial reporting; and
•	the following risks related to the Reinhart Transaction:
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
•

the exertion of the Company’s management’s time and the Company’s resources, and other expenses incurred and business changes required, in connection with complying with the undertakings in connection with U.S. Federal antitrust clearance or other third-party consents or approvals for the Reinhart Tranaction;

•

the risk that unexpected costs will be incurred in connection with the completion and/or integration of the Reinhart Transaction or that the integration of Reinhart Foodservice, L.L.C. will be more difficult or time consuming than expected;

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

Part I – FINANCIAL INFORMATION

Item 1.	Financial Statements

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except per share data)	As of September 28, 2019	As of June 29, 2019
ASSETS
Current assets:
Cash	$16.0	$14.7
Accounts receivable, less allowances of $27.4 and $22.0	1,226.9	1,227.3
Inventories, net	1,411.2	1,356.9
Restricted cash	1,060.4	-
Prepaid expenses and other current assets	55.2	71.7
Total current assets	3,769.7	2,670.6
Goodwill	765.8	765.8
Other intangible assets, net	179.6	194.3
Property, plant and equipment, net	966.9	950.5
Operating lease right-of-use assets	409.4	-
Restricted cash	11.0	10.7
Other assets	60.6	61.6
Total assets	$6,163.0	$4,653.5
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Outstanding checks in excess of deposits	$187.9	$206.9
Trade accounts payable	1,188.7	1,130.8
Accrued expenses and other current liabilities	344.1	343.3
Finance lease obligations—current installments	21.5	18.3
Operating lease obligations—current installments	80.8	-
Total current liabilities	1,823.0	1,699.3
Long-term debt	2,212.1	1,202.9
Deferred income tax liability, net	102.0	108.0
Finance lease obligations, excluding current installments	147.9	128.9
Operating lease obligations, excluding current installments	330.1	-
Other long-term liabilities	214.8	216.2
Total liabilities	4,829.9	3,355.3
Commitments and contingencies (Note 10)
Shareholders’ equity:
Common Stock: $0.01 par value per share, 1.0 billion shares authorized, 104.2 million shares issued and outstanding as of September 28, 2019; 1.0 billion shares authorized, 103.8 million shares issued and outstanding as of June 29, 2019	1.0	1.0
Additional paid-in capital	866.6	866.7
Accumulated other comprehensive loss, net of tax benefit of $0.5 and $0.1	(1.3)	(0.2)
Retained earnings	466.8	430.7
Total shareholders’ equity	1,333.1	1,298.2
Total liabilities and shareholders’ equity	$6,163.0	$4,653.5

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per share data)	Three Months Ended September 28, 2019	Three Months Ended September 29, 2018
Net sales	$6,243.0	$4,539.7
Cost of goods sold	5,531.6	3,946.1
Gross profit	711.4	593.6
Operating expenses	647.9	543.0
Operating profit	63.5	50.6
Other expense, net:
Interest expense	17.3	15.6
Other, net	-	(0.2)
Other expense, net	17.3	15.4
Income before taxes	46.2	35.2
Income tax expense	10.1	7.0
Net income	$36.1	$28.2
Weighted-average common shares outstanding:
Basic	104.0	103.5
Diluted	105.6	105.1
Earnings per common share:
Basic	$0.35	$0.27
Diluted	$0.34	$0.27

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

($ in millions)	Three months ended September 28, 2019	Three months ended September 29, 2018
Net income	$36.1	$28.2
Other comprehensive (loss) income, net of tax:
Interest rate swaps:
Change in fair value, net of tax	(0.5)	0.8
Reclassification adjustment, net of tax	(0.6)	(0.5)
Other comprehensive (loss) income	(1.1)	0.3
Total comprehensive income	$35.0	$28.5

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Shareholders’
(In millions)	Shares	Amount	Capital	(Loss) Income	Earnings	Equity
Balance as of June 30, 2018	103.2	$1.0	$861.2	$8.3	$264.8	$1,135.3
Issuance of common stock under stock-based compensation plans	0.4	—	(2.3)	—	—	(2.3)
Net income	—	—	—	—	28.2	28.2
Interest rate swaps	—	—	—	0.3	—	0.3
Stock-based compensation expense	—	—	3.8	—	—	3.8
Change in accounting principle(1)	—	—	—	0.9	(0.9)	—
Balance as of September 29, 2018	103.6	$1.0	$862.7	$9.5	$292.1	$1,165.3

Balance as of June 29, 2019	103.8	$1.0	$866.7	$(0.2)	$430.7	$1,298.2
Issuance of common stock under stock-based compensation plans	0.4	—	(4.5)	—	—	(4.5)
Net income	—	—	—	—	36.1	36.1
Interest rate swaps	—	—	—	(1.1)	—	(1.1)
Stock-based compensation expense	—	—	4.4	—	—	4.4
Balance as of September 28, 2019	104.2	$1.0	$866.6	$(1.3)	$466.8	$1,333.1

(1)	As of the beginning of fiscal 2019, the Company elected to early adopt the provisions of ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

($ in millions)	Three months ended September 28, 2019	Three months ended September 29, 2018
Cash flows from operating activities:
Net income	$36.1	$28.2
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	33.9	26.9
Amortization of intangible assets	8.8	8.6
Amortization of deferred financing costs and other	4.5	1.2
Provision for losses on accounts receivables	4.1	3.5
Stock compensation expense	4.4	3.8
Deferred income tax benefit	(5.6)	(2.9)
Other	(0.1)	(0.5)
Changes in operating assets and liabilities, net
Accounts receivable	(3.7)	1.7
Inventories	(54.3)	(54.0)
Prepaid expenses and other assets	12.9	7.5
Trade accounts payable	57.4	66.4
Outstanding checks in excess of deposits	(19.0)	(76.4)
Accrued expenses and other liabilities	4.8	18.3
Net cash provided by operating activities	84.2	32.3
Cash flows from investing activities:
Purchases of property, plant and equipment	(22.8)	(25.0)
Net cash paid for acquisitions	—	(31.5)
Proceeds from sale of property, plant and equipment	0.3	0.2
Net cash used in investing activities	(22.5)	(56.3)
Cash flows from financing activities:
Net (payments) borrowings under ABL Facility	(49.0)	36.5
Payments on financed property, plant and equipment	(0.4)	(3.4)
Borrowing on Notes due 2027	1,060.0	—
Cash paid for acquisitions	(0.5)	(3.1)
Payments under finance lease obligations	(4.6)	(2.4)
Proceeds from exercise of stock options	1.4	2.6
Cash paid for shares withheld to cover taxes	(5.9)	(4.9)
Cash paid for debt issuance, extinguishment and modifications	(0.7)	—
Net cash provided by financing activities	1,000.3	25.3
Net increase in cash and restricted cash	1,062.0	1.3
Cash and restricted cash, beginning of period	25.4	17.8
Cash and restricted cash, end of period	$1,087.4	$19.1

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

(In millions)	As of September 28, 2019	As of June 29, 2019
Cash	$16.0	$14.7
Restricted cash(1)	1,071.4	10.7
Total cash and restricted cash	$1,087.4	$25.4

(1)

Restricted cash is included in current restricted cash and long-term restricted cash on the Consolidated Balance Sheet. The current restricted cash includes the proceeds from the issuance of senior notes that are held in escrow and will be used to fund the Reinhart Transaction, as well as funds that will be used for the interest payments on those senior notes. The long-term restricted cash represents the amounts required by insurers to collateralize a part of the deductibles for the Company’s workers’ compensation and liability claims.

Supplemental disclosures of non-cash transactions are as follows:

(In millions)	Three months ended September 28, 2019	Three months ended September 29, 2018
Debt assumed through finance lease obligations	$26.8	$15.0
Purchases of property, plant and equipment, financed	0.9	2.2

Supplemental disclosures of cash flow information are as follows:

(In millions)	Three months ended September 28, 2019	Three months ended September 29, 2018
Cash paid during the year for:
Interest	$11.9	$10.6
Income taxes, net of refunds	2.5	0.2

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Summary of Business Activities

Business Overview

Performance Food Group Company, through its subsidiaries, markets and distributes primarily national and company-branded food and food-related products to customer locations across the United States. The Company serves both of the major customer types in the restaurant industry: (i) independent customers, and (ii) multi-unit, or “Chain” customers, which include some of the most recognizable family and casual dining restaurant chains, as well as schools, business and industry locations, healthcare facilities, and business and industry locations.  The Company also specializes in distributing candy, snacks, beverages, cigarettes, other tobacco products and other items nationally to vending distributors, big box retailers, theaters, convenience stores, and hospitality providers.

2.	Basis of Presentation

The consolidated financial statements have been prepared by the Company, without audit, with the exception of the June 29, 2019 consolidated balance sheet, which was derived from the audited consolidated financial statements included in the Form 10-K. The financial statements include consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive income, consolidated statements of shareholders’ equity, and consolidated statements of cash flows. In the opinion of management, all adjustments, which consist of normal recurring adjustments, except as otherwise disclosed, necessary to present fairly the financial position, results of operations, comprehensive income, shareholders’ equity, and cash flows for all periods presented have been made.

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. The most significant estimates used by management are related to the accounting for the allowance for doubtful accounts, reserve for inventories, impairment testing of goodwill and other intangible assets, acquisition accounting, reserves for claims and recoveries under insurance programs, vendor rebates and other promotional incentives, bonus accruals, depreciation, amortization, determination of useful lives of tangible and intangible assets, leases, and income taxes. Actual results could differ from these estimates.

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

3.	Recently Issued Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) and has issued subsequent amendments to this guidance. The ASU is a comprehensive new lease accounting model that requires companies to recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements.  The Company adopted this new standard as of June 30, 2019, the effective and initial application date, using the modified retrospective approach.  Comparative periods presented in the consolidated financial statements prior to June 30, 2019 continue to be presented under Accounting Standards Codification (“ASC”) 840.  The Company elected the package of practical expedients, which allowed the Company not to reassess whether arrangements contain leases, the classification of leases, and the capitalization of initial direct costs. The Company also made a policy election to exclude leases with an initial term of 12 months or less from the Consolidated Balance Sheet, and the Company recognizes lease expense for these leases on a straight-line basis over the lease term.

The Company’s June 30, 2019 adoption of the new standard resulted in the recognition of operating lease liabilities totaling $423.8 million, based upon the present value of the remaining minimum rental payments using discount rates as of the adoption date, with $82.1 million within Operating lease liabilities - current and $341.7 million within Operating lease liabilities, excluding current installments. In addition, we recorded corresponding Operating lease right-of-use assets totaling $423.0 million based upon the operating lease liabilities adjusted for deferred rent of $11.0 million, favorable lease intangible assets of $5.3 million and prepaid rent and other adjustments of $4.9 million. The new standard did not have a material impact on the Consolidated Statements of Operations and Cash Flows. See Note 7. Leases for further discussion of the Company’s leasing arrangements and required ASC 842 disclosures.

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and has issued subsequent amendments to this guidance. The pronouncement changes the impairment model for most financial assets and will require the use of an “expected loss” model for instruments measured at amortized cost. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. The Company plans to adopt the new standard in fiscal 2021. Companies are required to apply the standard using a modified retrospective approach, with a cumulative-effect adjustment recorded to beginning retained earnings on the effective date. The Company is in the process of evaluating the impact of this ASU on its future consolidated financial statements but does not expect this update to have a material impact on the Company’s consolidated financial statements.

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

The Company markets and distributes primarily national and company-branded food and food-related products to customer locations across the United States. The Foodservice segment supplies a “broad line” of products to its customers, including the Company’s performance brands and custom-cut meats and seafood, as well as products that are specific to each customer’s menu requirements. Vistar distributes candy, snacks, beverages, cigarettes, other tobacco products and other products to various customer channels. The Company disaggregates revenue by product offerings and determined that disaggregating revenue at the segment level achieves the disclosure objective to depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. Refer to Note 13. Segment Information for external revenue by reportable segment.

The Company has customer contracts in which incentives are paid upfront to certain customers. These payments have become industry practice and are not related to financing the customer’s business, nor are they associated with any distinct good or service to be received from the customer. These incentive payments are capitalized and amortized over the life of the contract or the expected life of the customer relationship on a straight-line basis. The Company’s contract asset for these incentives totaled $12.0 million and $10.6 million as of September 28, 2019 and June 29, 2019, respectively.

5.	Business Combinations

During first quarter of fiscal 2019, the Company paid cash of $31.5 million for an acquisition. This acquisition did not materially affect the Company’s results of operations.

The acquisition of Eby-Brown Company LLC (“Eby-Brown”) in the fourth quarter of fiscal 2019 included contingent consideration, including earnout payments in the event certain operating results are achieved during a defined post-closing period. Total contingent consideration outstanding was $86.4 million as of September 28, 2019 and $82.6 million as of June 29, 2019. Earnout liabilities are measured using unobservable inputs that are considered a Level 3 measurement.

 On July 1, 2019, we entered into a Membership Interest Purchase Agreement to acquire Reinhart Foodservice, L.L.C. (“Reinhart”) from Reyes Holdings, L.L.C. in a transaction valued at $2.0 billion, or approximately $1.7 billion net of an estimated tax benefit to PFG of approximately $265 million.  The closing of the contemplated transaction is subject to customary conditions, including the receipt of required regulatory approvals. The $2.0 billion purchase price is expected to be financed with borrowing under the ABL

Facility (as defined below), net proceeds from new senior unsecured notes and net proceeds from an offering of shares of the Company’s common stock, subject to market conditions, of $300 million to $400 million. On September 27, 2019, PFG Escrow Corporation, a wholly-owned subsidiary of PFGC, Inc. to be merged with and into Performance Food Group, Inc., issued $1,060.0 million of Notes due 2027 (as defined below) to finance the transaction. See Note 6. – Debt for further discussion of the newly issued debt.

6.	Debt

The Company is a holding company and conducts its operations through its subsidiaries, which have incurred or guaranteed indebtedness as described below.

Debt consisted of the following:

(In millions)	As of September 28, 2019	As of June 29, 2019
ABL Facility	$810.0	$859.0
5.500% Notes due 2024	350.0	350.0
5.500% Notes due 2027	1,060.0	-
Less: Original issue discount and deferred financing costs	(7.9)	(6.1)
Long-term debt	2,212.1	1,202.9
Less: current installments	-	-
Total debt, excluding current installments	$2,212.1	$1,202.9

ABL Facility

PFGC, Inc. (“PFGC”), a wholly-owned subsidiary of the Company, is a party to the Third Amended and Restated Credit Agreement dated May 17, 2019 (the “ABL Facility”). The ABL Facility has an aggregate principal amount of $2.4 billion and matures May 2024. Performance Food Group, Inc., a wholly-owned subsidiary of PFGC, is the lead borrower under the ABL Facility, which is jointly and severally guaranteed by, and secured by the majority of the assets of, PFGC and all material domestic direct and indirect wholly-owned subsidiaries of PFGC (other than captive insurance subsidiaries and other excluded subsidiaries).

Borrowings under the ABL Facility bear interest, at Performance Food Group, Inc.’s option, at (a) the Base Rate (defined as the greater of (i) the Federal Funds Rate in effect on such date plus 0.5%, (ii) the Prime Rate on such day, or (iii) one month LIBOR plus 1.0%) plus a spread or (b) LIBOR plus a spread. The ABL Facility also provides for an unused commitment fee of 0.25% per annum.

The following table summarizes outstanding borrowings, availability, and the average interest rate under the ABL Facility:

(Dollars in millions)	As of September 28, 2019	As of June 29, 2019
Aggregate borrowings	$810.0	$859.0
Letters of credit under credit agreements	94.7	89.9
Excess availability, net of lenders’ reserves of $39.2 and $38.6	1,248.3	1,182.7
Average interest rate	3.42%	4.01%

Senior Notes due 2027

On September 27, 2019, PFG Escrow Corporation (the “Escrow Issuer”), a wholly-owned subsidiary of PFGC to be merged with and into Performance Food Group, Inc., issued and sold $1,060.0 million aggregate principal amount of its 5.500% Senior Notes due 2027 (the “Notes due 2027”). The proceeds from the Notes due 2027 will be used to finance part of the Reinhart Transaction, pending the receipt of required regulatory approvals, and other transaction costs incurred with the Notes due 2027.

Prior to the consummation of the Reinhart Transaction, the Notes due 2027 will be general senior secured obligations of the Escrow Issuer only, secured by a lien on the escrowed funds and the related interest. Following the completion of the Reinhart Transaction, Performance Food Group, Inc. will assume the obligation of the Escrow Issuer (the “Assumption”) and the Notes due 2027 will be jointly and severally guaranteed on a senior unsecured basis by PFGC and all domestic direct and indirect wholly-owned subsidiaries of PFGC (other than captive insurance subsidiaries and other excluded subsidiaries). The Notes due 2027 are not guaranteed by Performance Food Group Company.

The Notes due 2027 were issued at 100.0% of their par value. The Notes due 2027 mature on October 15, 2027 and bear interest at a rate of 5.500% per year, payable semi-annually in arrears.

Upon the occurrence of a change of control triggering event or upon the sale of certain assets in which Performance Food Group, Inc. does not apply the proceeds as required, the holders of the Notes due 2027 will have the right to require Performance Food Group, Inc. to repurchase each holder’s Notes due 2027 at a price equal to 101% (in the case of a change of control triggering event) or 100% (in the case of an asset sale) of their principal amount, plus accrued and unpaid interest. Performance Food Group, Inc. may redeem all or a part of the Notes due 2027 at any time following the Assumption and prior to October 15, 2022 at a redemption price equal to 100% of the principal amount of the Notes due 2027 being redeemed plus a make-whole premium and accrued and unpaid interest, if any, to, but not including, the redemption date. In addition, beginning on October 15, 2022, Performance Food Group, Inc. may redeem all or a part of the Notes due 2027 at a redemption price equal to 102.750% of the principal amount redeemed, plus accrued and unpaid interest. The redemption price decreases to 101.375% and 100% of the principal amount redeemed on October 15, 2023 and October 15, 2024, respectively. In addition, at any time following the Assumption and prior to October 15, 2022, Performance Food Group, Inc. may redeem up to 40% of the Notes due 2027 from the proceeds of certain equity offerings at a redemption price equal to 105.500% of the principal amount thereof, plus accrued and unpaid interest.

The indenture governing the Notes due 2027 contains covenants limiting, among other things, PFGC and its restricted subsidiaries’ ability to incur or guarantee additional debt or issue disqualified stock or preferred stock; pay dividends and make other distributions on, or redeem or repurchase, capital stock; make certain investments; incur certain liens; enter into transactions with affiliates; consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; create certain restrictions on the ability of PFGC’s restricted subsidiaries to make dividends or other payments to PFGC; designate restricted subsidiaries as unrestricted subsidiaries; and transfer or sell certain assets. These covenants are subject to a number of important exceptions and qualifications. The Notes due 2027 also contain customary events of default, the occurrence of which could result in the principal of and accrued interest on the Notes due 2027 to become or be declared due and payable.

Senior Notes due 2024

On May 17, 2016, Performance Food Group, Inc. issued and sold $350.0 million aggregate principal amount of its 5.500% Senior Notes due 2024 (the “Notes due 2024”). The Notes due 2024 are jointly and severally guaranteed on a senior unsecured basis by PFGC and all domestic direct and indirect wholly-owned subsidiaries of PFGC (other than captive insurance subsidiaries and other excluded subsidiaries). The Notes due 2024 are not guaranteed by Performance Food Group Company.

Letters of Credit Facility

On August 9, 2018, Performance Food Group, Inc. and PFGC entered into a Continuing Agreement for Letters of Credit (the “Letters of Credit Facility”).  The Letters of Credit Facility is an uncommitted facility that provides for the issuance of letters of credit in an aggregate amount not to exceed $40.0 million. Each letter of credit shall have a term not to exceed one year; however, a letter of credit may renew automatically in accordance with its terms.  A fee equal to 2.5% per annum on the average daily amount available to be drawn on each day under each outstanding letter of credit is payable quarterly. As of September 28, 2019, the Company has $28.3 million letters of credit outstanding under the Letters of Credit Facility.

7.	Leases

The Company determines if an arrangement is a lease at inception and recognizes a financing or operating lease liability and right-of-use asset in the Company’s Consolidated Balance Sheet.  Right-of-use assets and lease liabilities for both operating and finance leases are recognized based on present value of lease payments over the lease term at commencement date. Since the Company’s leases do not provide an implicit rate, the Company uses the incremental borrowing rate based on the information available at commencement date to determine the present value of lease payments. This rate was determined by using the yield curve based on the Company’s credit rating adjusted for the Company’s specific debt profile and secured debt risk.  Leases with an initial term of 12 months or less are not recorded on the balance sheet. The lease expenses for these short-term leases are recognized on a straight-line basis over the lease term. The Company has several lease agreements that contain lease and non-lease components, such as maintenance, taxes, and insurance, which are accounted for separately. The difference between the operating lease right-of-use assets and operating lease liabilities primarily relates to adjustments for deferred rent, favorable leases, and prepaid rent.

Subsidiaries of the Company have entered into numerous operating and finance leases for various warehouses, office facilities, equipment, tractors, and trailers. Our leases have remaining lease terms of 1 year to 20 years, some of which include options to extend the leases for up to 10 years, and some of which include options to terminate the leases within 1 year. Certain full-service fleet lease agreements include variable lease payments associated with usage, which are recorded and paid as incurred. When calculating lease liabilities, lease terms will include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.

Certain of the leases for tractors, trailers, and other vehicles and equipment provide for residual value guarantees to the lessors. Circumstances that would require the subsidiary to perform under the guarantees include either (1) default on the leases with the leased assets being sold for less than the specified residual values in the lease agreements, or (2) decisions not to purchase the assets at the end of the lease terms combined with the sale of the assets, with sales proceeds less than the residual value of the leased assets specified in the lease agreements. Residual value guarantees under these operating lease agreements typically range between 7% and 12% of the value of the leased assets at inception of the lease. These leases have original terms ranging from 5 to 8 years and expiration dates ranging from 2019 to 2025. As of September 28, 2019, the undiscounted maximum amount of potential future payments for lease residual value guarantees totaled approximately $24.6 million, which would be mitigated by the fair value of the leased assets at lease expiration.

The following table presents the location of the right-of-use assets and lease liabilities in the Company’s Consolidated Balance Sheet as of September 28, 2019 (in millions), as well as the weighted-average lease term and discount rate for the Company’s leases:

Leases	Consolidated Balance Sheet Location	As of September 28, 2019
Assets:
Operating	Operating lease right-of-use assets	$409.4
Finance	Property, plant and equipment, net	159.7
Total lease assets		$569.1
Liabilities:
Current
Operating	Operating lease obligations—current installments	$80.8
Finance	Finance lease obligations—current installments	21.5
Non-current
Operating	Operating lease obligations, excluding current installments	330.1
Finance	Finance lease obligations, excluding current installments	147.9
Total lease liabilities		$580.3

Weighted average remaining lease term
Operating leases		7.5 years
Finance leases		7.2 years
Weighted average discount rate
Operating leases		5.4%
Finance leases		6.0%

The following table presents the location of lease costs in the Company Consolidated Statement of Operations for the three months ended September 28, 2019 (in millions):
Lease Cost	Statement of Operations Location	Three months ended September 28, 2019
Finance lease cost:
Amortization of finance lease assets	Operating expenses	$4.7
Interest on lease liabilities	Interest expense	2.2
Total finance lease cost		$6.9
Operating lease cost	Operating expenses	28.1
Short-term lease cost	Operating expenses	5.9
Total lease cost		$40.9

Supplemental cash flow information related to leases for the period reported is as follows (in millions):

(In millions)	Three months ended September 28, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$26.8
Operating cash flows from finance leases	2.2
Financing cash flows from finance leases	4.6
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	8.7
Finance leases	26.8

Future minimum lease payments under non-cancelable leases as of September 28, 2019 are as follows (in millions):

Fiscal Year	Operating Leases	Finance Leases
Remaining 2020	$76.9	$23.1
2021	89.9	30.4
2022	74.4	29.9
2023	59.2	28.8
2024	42.2	28.0
Thereafter	175.9	72.3
Total future minimum lease payments	$518.5	$212.5
Less: Interest	107.6	43.1
Present value of future minimum lease payments	$410.9	$169.4

Future minimum lease payments in effect as of June 29, 2019 under non-cancelable leases, as determined prior to the adoption of ASC 842, were as follows (in millions):

Fiscal Year	Operating Leases	Finance Leases
2020	$104.7	$26.7
2021	89.6	26.3
2022	73.8	25.8
2023	58.2	24.7
2024	40.8	23.9
Thereafter	163.8	58.4
Total future minimum lease payments	$530.9	$185.8
Less: Interest		38.6
Present value of future minimum lease payments		$147.2

As of September 28, 2019, the Company has additional operating leases that have not yet commenced which total $33.9 million in future minimum lease payments. These leases primarily relate to warehouse leases and will commence in fiscal 2020 with lease terms of 3 to 15 years.

8.	Fair Value of Financial Instruments

The carrying values of cash, accounts receivable, outstanding checks in excess of deposits, trade accounts payable, and accrued expenses approximate their fair values because of the relatively short maturities of those instruments. The derivative assets and liabilities are recorded at fair value on the balance sheet. The fair value of long-term debt, which has a carrying value of $2,212.1 million and $1,202.9 million, is $2,274.8 million and $1,216.3 million at September 28, 2019 and June 29, 2019, respectively, and is determined by reviewing current market pricing related to comparable debt issued at the time of the balance sheet date, and is considered a Level 2 measurement.

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

The Company’s effective tax rate was 21.9% for the three months ended September 28, 2019 and 20.0% for the three months ended September 29, 2018. The effective tax rate varied from the 21% statutory rate primarily due to state taxes, federal credits and other permanent items. The excess tax benefit of exercised and vested stock awards is treated as a discrete item.

As of September 28, 2019 and June 29, 2019, the Company had net deferred tax assets of $29.1 million and $29.1 million, respectively, and deferred tax liabilities of $131.1 million and $137.1 million, respectively. As of June 29, 2019, the Company had established a valuation allowance of $0.5 million, net of federal benefit, against deferred tax assets related to certain net operating losses which are not likely to be realized due to limitations on utilization. There was no change in the valuation allowance as of September 28, 2019. The Company believes that it is more likely than not that the remaining deferred tax assets will be realized.

The Company records a liability for Uncertain Tax Positions in accordance with FASB ASC 740-10-25, Income Taxes – General – Recognition. As of September 28, 2019 and June 29, 2019, the Company had approximately $1.8 million and $1.9 million of unrecognized tax benefits, respectively. It is reasonably possible that a decrease of approximately $0.6 million in the balance of unrecognized tax benefits may occur within the next twelve months primarily due to statute of limitations expirations, that, if recognized, would affect the effective tax rate.

10.	Commitments and Contingencies

Purchase Obligations

The Company had outstanding contracts and purchase orders for capital projects and services totaling $34.9 million at September 28, 2019. Amounts due under these contracts were not included on the Company’s consolidated balance sheet as of September 28, 2019.

Guarantees

The Company participates in a purchasing alliance that was formed to obtain better pricing, to expand product options, to reduce internal costs, and to achieve greater inventory turnover. The Company has entered into agreements to guarantee a portion of the trade payables for such purchasing alliance to their various suppliers as an inducement for these suppliers to extend additional trade credit to the purchasing alliance. In the event of default by the purchasing alliance of its trade payables obligations, these suppliers may proceed directly against the Company to collect their trade payables. The terms of these guarantees have expiration dates throughout 2019. As of September 28, 2019, the undiscounted maximum amount of potential payments covered by these guarantees totaled $4.9 million. The Company believes that the likelihood of payment under these guarantees is remote and that any fair value attributable to these guarantees is immaterial; therefore, no liability has been recorded for these obligations in the Company’s consolidated balance sheets.

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

Reinhart Transaction Commitments

The Company has several outstanding commitments that will be due upon the closing of the Reinhart Transaction.  These commitments, totaling $61.7 million, include $26.0 million related to the Notes due 2027.  The remainder of the commitments relate to the remaining expected future financing of the Reinhart Transaction and include $4.9 million for additional borrowings under the ABL Facility and, if issued, $19.8 million for the offering of shares of the Company’s stock, as well as $11.0 million related to advisory fees for the acquisition.

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

U.S. Equal Employment Opportunity Commission Lawsuit. In March 2009, the Baltimore Equal Employment Opportunity Commission (“EEOC”) Field Office served the Company with company-wide (excluding, however, our Vistar and Roma Foodservice operations) subpoenas relating to alleged violations of the Equal Pay Act and Title VII of the Civil Rights Act (“Title VII”), seeking certain information from January 1, 2004 to a specified date in the first fiscal quarter of 2009. In August 2009, the EEOC moved to enforce the subpoenas in federal court in Maryland, and the Company opposed the motion. In February 2010, the court ruled that the subpoena related to the Equal Pay Act investigation was enforceable company-wide but on a narrower scope of data than the original subpoena sought (the court ruled that the subpoena was applicable to the transportation, logistics, and warehouse functions of the Company’s broadline distribution centers only and not to the Company’s PFG Customized distribution centers). The Company cooperated with the EEOC on the production of information. In September 2011, the EEOC notified the Company that the EEOC was terminating the investigation into alleged violations of the Equal Pay Act. In determinations issued in September 2012 by the EEOC with respect to the charges on which the EEOC had based its company-wide investigation, the EEOC concluded that the Company engaged in a pattern of denying hiring and promotion to a class of female applicants and employees into certain positions within the transportation, logistics, and warehouse functions within the Company’s broadline division in violation of Title VII. In June 2013, the EEOC filed suit in federal court in Baltimore against the Company. The litigation concerns two issues: (1) whether the Company unlawfully engaged in an ongoing pattern and practice of failing to hire female applicants into operations positions; and (2) whether the Company unlawfully failed to promote one of the three individuals who filed charges with the EEOC because of her gender. The EEOC seeks the following relief in the lawsuit: (1) to permanently enjoin the Company from denying employment to female applicants because of their sex and denying promotions to female employees because of their sex; (2) a court order mandating that the Company institute and carry out policies, procedures, practices and programs which provide equal employment opportunities for females; (3) back pay with prejudgment interest and compensatory damages for a former female employee and an alleged class of aggrieved female applicants; (4) punitive damages; and (5) costs. The court bifurcated the litigation into two phases. In the first phase, the jury will decide whether the Company engaged in a gender-based pattern and practice of discrimination and the individual claims of one former employee. If the EEOC prevails on all counts in the first phase, no monetary relief would be awarded, except possibly for the single individual’s claims, which would be immaterial. The remaining individual claims would then be tried in the second phase. At this stage in the proceedings, the Company cannot estimate either the number of individual trials that could occur in the second phase of the litigation or the value of those claims. For these reasons, the Company is unable to estimate any potential loss or range of loss in the event of an adverse finding in the first and second phases of the litigation.

In May 2018, the EEOC filed motions for sanctions against the Company alleging that we failed to preserve certain paper employment applications and e-mails during 2004 – 2009. In the sanctions motions, the EEOC sought a range of remedies, including but not limited to, a default judgment against the Company, or alternatively, an order barring the Company from filing for summary judgment on the EEOC’s pattern and practice claims. The court denied the EEOC’s motions in June 2019, but reserved ruling on whether the unavailability of certain documents will prejudice the EEOC’s ability to present expert testimony at the trial.

The parties are now in the process of filing cross motions for summary judgment. The summary judgment briefing period is expected to conclude in November 2019. The Company will continue to vigorously defend itself.

Tax Liabilities

The Company is subject to customary audits by authorities in the jurisdictions where it conducts business in the United States, which may result in assessments of additional taxes.

11.	Related-Party Transactions

The Company participates in and has an equity method investment in a purchasing alliance that was formed to obtain better pricing, to expand product options, to reduce internal costs, and to achieve greater inventory turnover. The Company’s investment in the purchasing alliance was $5.3 million as of September 28, 2019 and $4.6 million as of June 29, 2019. For the three-month periods ended September 28, 2019 and September 29, 2018, the Company recorded purchases of $254.2 million and $226.9 million, respectively, through the purchasing alliance.

12.	Earnings Per Share

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is calculated using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. In computing diluted EPS, the average closing stock price for the period is used in determining the number of shares assumed to be purchased with the proceeds from the exercise of stock options under the treasury stock method. Potential common shares of 0.4 million for the three months ended September 28, 2019 and 0.5 million for the three months ended September 29, 2018 were not included in computing diluted earnings per share because the effect would have been antidilutive.

A reconciliation of the numerators and denominators for the basic and diluted EPS computations is as follows:

(In millions, except per share amounts)	Three months ended September 28, 2019	Three months ended September 29, 2018
Numerator:
Net Income	$36.1	$28.2
Denominator:
Weighted-average common shares outstanding	104.0	103.5
Dilutive effect of share-based awards	1.6	1.6
Weighted-average dilutive shares outstanding	105.6	105.1
Basic earnings per share	$0.35	$0.27
Diluted earnings per share	$0.34	$0.27

13.	Segment Information

The Company has two reportable segments: Foodservice and Vistar. The Foodservice segment markets and distributes food and food-related products to independent restaurants, chain restaurants, and other institutional “food-away-from-home” locations. Foodservice offers a “broad line” of products, including custom-cut meat and seafood, as well as products that are specific to our customer’s menu requirements.  The Vistar segment distributes candy, snacks, beverages, cigarettes, other tobacco products, and other products to customers in the vending, office coffee services, theater, retail, convenience store and other channels. Intersegment sales represent sales between the segments, which are eliminated in consolidation. Management evaluates the performance of each operating segment based on various operating and financial metrics, including total sales and EBITDA.

Corporate & All Other is comprised of corporate overhead and certain operations that are not considered separate reportable segments based on their size. This includes the operations of the Company’s internal logistics unit responsible for managing and allocating inbound logistics revenue and expense.

(In millions)	Foodservice	Vistar	Corporate & All Other	Eliminations	Consolidated
For the three months ended September 28, 2019
Net external sales	$3,927.0	$2,310.5	$5.5	$—	$6,243.0
Inter-segment sales	3.9	0.6	74.5	(79.0)	—
Total sales	3,930.9	2,311.1	80.0	(79.0)	6,243.0
Depreciation and amortization	24.6	11.6	6.5	—	42.7
Capital expenditures	8.2	8.7	5.9	—	22.8
For the three months ended September 29, 2018
Net external sales	$3,643.3	$891.8	$4.6	$—	$4,539.7
Inter-segment sales	2.7	0.8	65.2	(68.7)	—
Total sales	3,646.0	892.6	69.8	(68.7)	4,539.7
Depreciation and amortization	20.9	8.9	5.7	—	35.5
Capital expenditures	16.8	2.7	5.5	—	25.0

EBITDA for each reportable segment and Corporate & All Other is presented below along with a reconciliation to consolidated income before taxes.

	Three Months Ended
	September 28, 2019	September 29, 2018
Foodservice EBITDA	$104.0	$92.0
Vistar EBITDA	51.5	31.6
Corporate & All Other EBITDA	(49.3)	(37.3)
Depreciation and amortization	(42.7)	(35.5)
Interest expense	(17.3)	(15.6)
Income before taxes	$46.2	$35.2

Total assets by reportable segment, excluding intercompany receivables between segments, are as follows:

(In millions)	As of September 28, 2019	As of June 29, 2019
Foodservice	$3,334.8	$3,152.3
Vistar	1,542.8	1,271.0
Corporate & All Other	1,285.4	230.2
Total assets	$6,163.0	$4,653.5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our Company

We market and distribute approximately 160,000 food and related products to customers across the United States from approximately 83 distribution facilities to over 170,000 customer locations in the “food-away-from-home” industry. We offer our customers a broad assortment of products including our proprietary-branded products, nationally-branded products, and products bearing our customers’ brands. Our product assortment ranges from “center-of-the-plate” items (such as beef, pork, poultry, and seafood), frozen foods, and groceries to candy, snacks, beverages, cigarettes, and other tobacco products. We also sell disposables, cleaning and kitchen supplies, and related products used by our customers. In addition to the products we offer to our customers, we provide value-added services by allowing our customers to benefit from our industry knowledge, scale, and expertise in the areas of product selection and procurement, menu development, and operational strategy.

The Company has two reportable segments: Foodservice and Vistar. Our Foodservice segment distributes a broad line of national brands, customer brands, and our proprietary-branded food and food-related products, or “Performance Brands.” Foodservice sells to independent and multi-unit “Chain” restaurants and other institutions such as schools, healthcare facilities, and business and industry locations. Our Chain customers are multi-unit restaurants with five or more locations and include some of the most recognizable family and casual dining restaurant chains. Our Vistar segment specializes in distributing candy, snacks, beverages, cigarettes, other tobacco products and other items nationally to vending distributors, office coffee service distributors, big box retailers, theaters, convenience stores, and other channels. We believe that there are substantial synergies across our segments. Cross-segment synergies include procurement, operational best practices such as the use of new productivity technologies, and supply chain and network optimization, as well as shared corporate functions such as accounting, treasury, tax, legal, information systems, and human resources.

Recent Trends and Initiatives

Our case volume has grown in each quarter over the comparable prior fiscal year quarter, starting in the second quarter of fiscal 2010 and continuing through the most recent quarter. Our net income increased 28.0% from the first quarter of fiscal 2019 to the first quarter of fiscal 2020. Adjusted EBITDA increased 33.7% from the first quarter of fiscal 2019 to the first quarter of fiscal 2020, driven primarily by case growth and improved profit per case. Case volume grew 10.7% in the first quarter of fiscal 2020 compared to the first quarter of fiscal 2019. Gross profit dollars rose 19.8% in the first quarter of fiscal 2020 versus the first quarter of fiscal 2019, which was faster than case growth, primarily as a result of shifting our channel mix toward higher gross margin customers and shifting our product mix toward sales of Performance Brands. Our operating expenses in the first quarter of fiscal 2020 compared to the first quarter of fiscal 2019 rose 19.3% as a result of increases in variable operational and selling expenses associated with the increase in case volume and as a result of recent acquisitions.

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

In addition, our management uses Adjusted EBITDA, defined as net income before interest expense, interest income, income and franchise taxes, and depreciation and amortization, further adjusted to exclude certain items that we do not consider part of our core operating results. Such adjustments include certain unusual, non-cash, non-recurring, cost reduction, and other adjustment items permitted in calculating covenant compliance under our credit agreement and indentures (other than certain pro forma adjustments permitted under our ABL Facility and indentures governing the Notes due 2024 and Notes due 2027 relating to the Adjusted EBITDA contribution of acquired entities or businesses prior to the acquisition date). Under our ABL Facility and indentures, our ability to engage in certain activities such as incurring certain additional indebtedness, making certain investments, and making restricted payments is tied to ratios based on Adjusted EBITDA (as defined in the ABL Facility and indentures). Our definition of Adjusted EBITDA may not be the same as similarly titled measures used by other companies.

Adjusted EBITDA is not defined under GAAP and is subject to important limitations. We believe that the presentation of Adjusted EBITDA is useful to investors because it is frequently used by securities analysts, investors, and other interested parties, including our lenders under the ABL Facility and holders of our Notes due 2024 and Notes due 2027, in their evaluation of the operating performance of companies in industries similar to ours. In addition, targets based on Adjusted EBITDA are among the measures we use to evaluate our management’s performance for purposes of determining their compensation under our incentive plans.

EBITDA and Adjusted EBITDA have important limitations as analytical tools and you should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP. For example, EBITDA and Adjusted EBITDA:

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

In calculating Adjusted EBITDA, we add back certain non-cash, non-recurring, and other items as permitted or required by our credit agreement and indentures. Adjusted EBITDA among other things:

•	does not include non-cash stock-based employee compensation expense and other non-cash charges; and
•	does not include acquisition, restructuring, and other costs incurred to realize future cost savings and enhance our operations.

We have included the calculations of EBITDA and Adjusted EBITDA for the periods presented.

Results of Operations, EBITDA, and Adjusted EBITDA

The following table sets forth a summary of our results of operations, EBITDA, and Adjusted EBITDA for the periods indicated (in millions, except per share data):

	Three Months Ended
	September 28, 2019	September 29, 2018	Change	%
Net sales	$6,243.0	$4,539.7	$1,703.3	37.5
Cost of goods sold	5,531.6	3,946.1	1,585.5	40.2
Gross profit	711.4	593.6	117.8	19.8
Operating expenses	647.9	543.0	104.9	19.3
Operating profit	63.5	50.6	12.9	25.5
Other expense, net
Interest expense	17.3	15.6	1.7	10.9
Other, net	-	(0.2)	0.2	NM
Other expense, net	17.3	15.4	1.9	12.3
Income before income taxes	46.2	35.2	11.0	31.3
Income tax expense	10.1	7.0	3.1	44.3
Net income	$36.1	$28.2	$7.9	28.0
EBITDA	$106.2	$86.3	$19.9	23.1
Adjusted EBITDA	$127.7	$95.5	$32.2	33.7
Weighted-average common shares outstanding:
Basic	104.0	103.5	0.5	0.5
Diluted	105.6	105.1	0.5	0.5
Earnings per common share:
Basic	$0.35	$0.27	$0.08	29.6
Diluted	$0.34	$0.27	$0.07	25.9

We believe that the most directly comparable GAAP measure to EBITDA and Adjusted EBITDA is net income. The following table reconciles EBITDA and Adjusted EBITDA to net income for the periods presented:

	Three months ended
	September 28, 2019	September 29, 2018
	(In millions)
Net income	$36.1	$28.2
Interest expense	17.3	15.6
Income tax expense	10.1	7.0
Depreciation	33.9	26.9
Amortization of intangible assets	8.8	8.6
EBITDA	106.2	86.3
Non-cash items (1)	7.0	4.9
Acquisition, integration and reorganization (2)	11.6	2.7
Other adjustment items (3)	2.9	1.6
Adjusted EBITDA	$127.7	$95.5

(1)

Includes adjustments for non-cash charges arising from stock-based compensation and gain/loss on disposal of assets. Stock-based compensation expense was $4.4 million for the first quarter of fiscal 2020 and $3.8 million in the first quarter of fiscal 2019. In addition, this includes increases in the last-in-first-out (“LIFO”) reserve of $2.6 million for the first quarter of fiscal 2020 and $0.9 million for the first quarter of fiscal 2019.

(2)	Includes professional fees and other costs related to acquisitions, costs of integrating certain of our facilities, and facility closing costs.
(3)

Consists primarily of amounts related to fuel collar derivatives, certain financing transactions, lease amendments, legal settlements and franchise tax expense, and other adjustments permitted by our credit agreement.

Consolidated Results of Operations

Three months ended September 28, 2019 compared to the three months ended September 29, 2018

Net Sales

Net sales growth is a function of case growth, pricing (which is primarily based on product inflation/deflation), and a changing mix of customers, channels, and product categories sold. Net sales increased $1,703.3 million, or 37.5%, in the first three months of fiscal 2020 compared to the first three months of fiscal 2019. The increase in net sales was primarily attributable to recent acquisitions, sales growth in Vistar, particularly in the corrections, vending, theater, and office coffee service channels, and case growth in Foodservice, particularly in the independent channel. The acquisition of Eby-Brown in the fourth quarter of 2019 contributed $1,374.0 million to net sales for the first three months of fiscal 2020, including $291.7 million related to tobacco excise taxes. Case volume increased 10.7% in the first three months of fiscal 2020 compared to the first three months of fiscal 2019.

Gross Profit

Gross profit increased $117.8 million, or 19.8%, for the first three months of fiscal 2020 compared to the first three months of fiscal 2019. The increase in gross profit was the result of recent acquisitions, growth in cases sold and a higher gross profit per case, which in turn was the result of selling an improved mix of channels and products. Within Foodservice, case growth to independent customers positively affected gross profit per case. Independent customers typically receive more services from us, cost more to serve, and pay a higher gross profit per case than other customers. Also, in the first quarter of fiscal 2020, Foodservice grew our Performance Brand sales, which have higher gross profit per case compared to the other brands we sell. See “—Segment Results—Foodservice” below for additional discussion. Gross profit as a percentage of net sales was 11.4% for the first three months of fiscal 2020 compared to 13.1% for the first three months of fiscal 2019; the decrease reflecting Eby-Brown’s lower margins.

Operating Expenses

Operating expenses increased $104.9 million, or 19.3%, for the first three months of fiscal 2020 compared to the first three months of fiscal 2019. The increase in operating expenses was primarily driven by recent acquisitions and the increase in case volume and the resulting impact on variable operational and selling expenses. Operating expenses also increased in the first three months of fiscal 2020 as a result of a $6.4 million increase in professional fees and a $3.4 million increase in insurance expense.

Depreciation and amortization of intangible assets increased from $35.5 million in the first three months of fiscal 2019 to $42.7 million in the first three months of fiscal 2020. Depreciation of fixed assets increased as a result of capital outlays to support our growth.

Net Income

Net income increased $7.9 million, or 28.0%, for the first three months of fiscal 2020 compared to the first three months of fiscal 2019. The increase in net income was primarily attributable to the $12.9 million increase in operating profit, partially offset by a $3.1 million increase in income tax expense and a $1.7 million increase in interest expense.

The increase in operating profit was a result of the increase in gross profit discussed above, partially offset by the increase in operating expenses. The increase in interest expense was primarily the result of an increase in the average interest rate during the first three months of fiscal 2020 compared to the first three months of fiscal 2019.

The increase in income tax expense was primarily a result of the increase in income before taxes. Our effective tax rate for the three months ended September 28, 2019 was 21.9% compared to 20.0% for the three months ended September 29, 2018. The increase in the tax rate was due to an increase in non-deductible expenses and state income taxes, partially offset by a decrease in excess tax benefits related to stock-based compensation as a percentage of income before taxes.

Segment Results

We have two reportable segments as described above – Foodservice and Vistar. Management evaluates the performance of these segments based various operating and financial metrics, including their respective sales growth and EBITDA.

Corporate & All Other is comprised of unallocated corporate overhead and certain operations that are not considered separate reportable segments based on their size. This includes the operations of our internal logistics unit responsible for managing and allocating inbound logistics revenue and expense.

The following tables set forth net sales and EBITDA by segment for the periods indicated (dollars in millions):

Net Sales

	Three Months Ended
	September 28, 2019	September 29, 2018	Change	%
Foodservice	$3,930.9	$3,646.0	$284.9	7.8
Vistar	2,311.1	892.6	1,418.5	158.9
Corporate & All Other	80.0	69.8	10.2	14.6
Intersegment Eliminations	(79.0)	(68.7)	(10.3)	(15.0)
Total net sales	$6,243.0	$4,539.7	$1,703.3	37.5

EBITDA

	Three Months Ended
	September 28, 2019	September 29, 2018	Change	%
Foodservice	$104.0	$92.0	$12.0	13.0
Vistar	51.5	31.6	19.9	63.0
Corporate & All Other	(49.3)	(37.3)	(12.0)	(32.2)
Total EBITDA	$106.2	$86.3	$19.9	23.1

Segment Results—Foodservice

Three months ended September 28, 2019 compared to the three months ended September 29, 2018

Net Sales

Net sales for Foodservice increased $284.9 million, or 7.8%, from the first three months of fiscal 2019 to the first three months of fiscal 2020. This increase in net sales was attributable to growth in cases sold, as well as an increase in selling price per case as a result of inflation. Securing new and expanded business with independent customers resulted in independent case growth of approximately 5.6% in the first three months of fiscal 2020 compared to the first three months of fiscal 2019. For the quarter, independent sales as a percentage of total Foodservice segment sales were 35.0%.

EBITDA

EBITDA for Foodservice increased $12.0 million, or 13.0%, from the first three months of fiscal 2019 to the first three months of fiscal 2020. This increase was the result of an increase in gross profit, partially offset by an increase in operating expenses excluding depreciation and amortization. Gross profit increased 7.3% in the first three months of fiscal 2020, compared to the prior year period, as a result of an increase in the gross profit per case, as well as an increase in cases sold. The increase in gross profit per case was driven by a favorable shift in the mix of cases sold, including more Performance Brands products sold to our independent customers, as well as by an increase in procurement gains. Independent business has higher gross margins within this segment.

Operating expenses excluding depreciation and amortization for Foodservice increased by $21.7 million, or 5.8%, from the first three months of fiscal 2019 to the first three months of fiscal 2020. Operating expenses increased as a result of an increase in case volume and the resulting impact on variable operational and selling expenses, as well as an increase in personnel expenses.

Depreciation and amortization of intangible assets recorded in this segment increased from $20.9 million in the first three months of fiscal 2019 to $24.6 million in the first three months of fiscal 2020. This increase was the result of capital outlays for transportation equipment and information technology.

Segment Results—Vistar

Three months ended September 28, 2019 compared to the three months ended September 29, 2018

Net Sales

Net sales for Vistar increased $1,418.5 million, or 158.9%, from the first three months of fiscal 2019 to the first three months of fiscal 2020. This increase was driven by recent acquisitions, as well as by sales growth in the segment’s corrections, vending, theater, and office coffee service channels. The acquisition of Eby-Brown in the fourth quarter of 2019 contributed $1,374.0 million to net sales for the first three months of fiscal 2020, including $291.7 million related to tobacco excise taxes.

EBITDA

EBITDA for Vistar increased $19.9 million, or 63.0%, from the first three months of fiscal 2019 to the first three months of fiscal 2020. Gross profit dollar growth of $83.3 million, or 67.1%, for the first three months of fiscal 2020 compared to the first three months of fiscal 2019, was driven by recent acquisitions. On occasion, the Company may now earn a higher gross profit on cigarette inventory and excise tax stamp quantities when manufacturers increase their prices or when jurisdictions increase their excise tax rates. During the first three months of fiscal 2020 the Company recognized $5.6 million of gross profit related to increases in excise tax rates. Additionally, there was an increase in procurement gains, as well as a favorable shift in channel mix that impacted this segment. Gross profit as a percentage of net sales declined from 13.9% for the first quarter of fiscal 2019 to 9.0% for the first quarter of fiscal 2020 as a result of Eby-Brown’s lower margins.

Operating expense dollar growth, excluding depreciation and amortization, increased $63.4 million, or 68.5%, for the first three months of fiscal 2020 compared to the prior year period. Operating expenses increased primarily as a result of the acquisition of Eby-Brown.

Depreciation and amortization of intangible assets recorded in this segment increased from $8.9 million in the first three months of fiscal 2019 to $11.6 million in the first three months of fiscal 2020. Depreciation of fixed assets and amortization of intangible assets increased as a result of recent acquisitions.

Segment Results—Corporate & All Other

Three months ended September 28, 2019 compared to the three months ended September 29, 2018

Net Sales

Net sales for Corporate & All Other increased $10.2 million from the first three months of fiscal 2019 to the first three months of fiscal 2020. The increase was primarily attributable to an increase in logistics services provided to our other segments.

EBITDA

EBITDA for Corporate & All Other was a negative $49.3 million for the first three months of fiscal 2020 compared to a negative $37.3 million for the first three months of fiscal 2019. The decline in EBITDA was primarily driven by an increase in professional and legal fees of $6.2 million and an increase in personnel expenses of $4.4 million.

Depreciation and amortization of intangible assets recorded in this segment increased from $5.7 million in the first three months of fiscal 2019 to $6.5 million in the first three months of fiscal 2020 as a result of recent capital outlays for information technology.

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

At September 28, 2019, our cash balance totaled $1,087.4 million, including restricted cash of $1,071.4 million, as compared to a cash balance totaling $25.4 million, including restricted cash of $10.7 million, at June 29, 2019. This increase in cash during the first three months of fiscal 2020 was attributable to net cash provided by operating activities of $84.2 million and net cash provided by financing activities of $1,000.3 million, partially offset by net cash used in investing activities of $22.5 million.

On September 27, 2019, the Escrow Issuer (to be merged with and into Performance Food Group, Inc.) issued and sold $1,060.0 million aggregate principal amount of its Notes due 2027. The proceeds from the Notes due 2027 will be used to finance part of the Reinhart Transaction, pending the receipt of required regulatory approvals, and other transaction costs incurred with the Notes due 2027. As of September 28, 2019, the proceeds from the issuance of the Notes due 2027 are held in escrow and are classified as restricted cash on the Company’s Consolidated Balance Sheet.

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

Operating Activities

Three months ended September 28, 2019 compared to the three months ended September 29, 2018

During the first three months of fiscal 2020 and fiscal 2019, our operating activities provided cash flow of $84.2 million and $32.3 million, respectively. The increase in cash flows provided by operating activities in the first three months of fiscal 2020 compared to the first three months of fiscal 2019 was largely driven by higher operating income and improvements in working capital.

Investing Activities

Cash used in investing activities totaled $22.5 million in the first three months of fiscal 2020 compared to $56.3 million in the first three months of fiscal 2019. These investments consisted primarily of payments for business acquisitions of $31.5 million for the first three months of fiscal 2019 and capital purchases of property, plant, and equipment of $22.8 million and $25.0 million for the first three months of fiscal 2020 and the first three months of fiscal 2019, respectively. For the first three months of fiscal 2020, purchases of property, plant, and equipment primarily consisted of outlays for information technology, warehouse equipment, warehouse expansions and improvements, and transportation equipment. The following table presents the capital purchases of property, plant, and equipment by segment:

	Three months ended
(Dollars in millions)	September 28, 2019	September 29, 2018
Foodservice	$8.2	$16.8
Vistar	8.7	2.7
Corporate & All Other	5.9	5.5
Total capital purchases of property, plant and equipment	$22.8	$25.0

As of September 28, 2019, the Company had commitments of $11.9 million for capital projects related to warehouse expansion and improvements and warehouse equipment. The Company anticipates using cash flows from operations or borrowings from the ABL Facility to fulfill these commitments.

Financing Activities

During the first three months of fiscal 2020, our financing activities provided cash flow of $1,000.3 million, which consisted primarily of $1,060.0 million in cash received from the issuance and sale of the Notes due 2027, partially offset by $49.0 million in net payments under our ABL facility.

During the first three months of fiscal 2019, our financing activities provided cash flow of $25.3 million, which consisted primarily of $36.5 million in net borrowings under our ABL facility.

The following describes our financing arrangements as of September 28, 2019:

ABL Facility: PFGC, a wholly-owned subsidiary of the Company, is a party to the ABL Facility, which has an aggregate principal amount of $2.4 billion and matures May 2024. Performance Food Group, Inc., a wholly-owned subsidiary of PFGC, is the lead borrower under the ABL Facility, which is jointly and severally guaranteed by, and secured by the majority of the assets of, PFGC and all material domestic direct and indirect wholly-owned subsidiaries of PFGC (other than captive insurance subsidiaries and other excluded subsidiaries). Availability for loans and letters of credit under the ABL Facility is governed by a borrowing base, determined by the application of specified advance rates against eligible assets, including trade accounts receivable, inventory, owned real properties, and owned transportation equipment. The borrowing base is reduced quarterly by a cumulative fraction of the real properties and transportation equipment values. Advances on accounts receivable and inventory are subject to change based on periodic commercial finance examinations and appraisals, and the real property and transportation equipment values included in the borrowing base are subject to change based on periodic appraisals. Audits and appraisals are conducted at the direction of the administrative agent for the benefit and on behalf of all lenders.

Borrowings under the ABL Facility bear interest, at Performance Food Group, Inc.’s option, at (a) the Base Rate (defined as the greater of (i) the Federal Funds Rate in effect on such date plus 0.5%, (ii) the Prime Rate on such day, or (iii) one month LIBOR plus 1.0%) plus a spread or (b) LIBOR plus a spread. The ABL Facility also provides for an unused commitment fee of 0.25%.

The following table summarizes outstanding borrowings, availability, and the average interest rate under the ABL Facility:

(Dollars in millions)	As of September 28, 2019	As of June 29, 2019
Aggregate borrowings	$810.0	$859.0
Letters of credit under credit agreements	94.7	89.9
Excess availability, net of lenders’ reserves of $39.2 and $38.6	1,248.3	1,182.7
Average interest rate	3.42%	4.01%

The ABL Facility contains covenants requiring the maintenance of a minimum consolidated fixed charge coverage ratio if excess availability falls below the greater of (i) $180.0 million and (ii) 10% of the lesser of the borrowing base and the revolving credit facility amount for five consecutive business days. The ABL Facility also contains customary restrictive covenants that include, but are not limited to, restrictions on PFGC’s ability to incur additional indebtedness, pay dividends, create liens, make investments or specified payments, and dispose of assets. The ABL Facility provides for customary events of default, including payment defaults and cross-defaults on other material indebtedness. If an event of default occurs and is continuing, amounts due under such agreement may be accelerated and the rights and remedies of the lenders under the ABL Facility may be exercised, including rights with respect to the collateral securing the obligations under such agreement.

Senior Notes due 2024: On May 17, 2016, Performance Food Group, Inc. issued and sold $350.0 million aggregate principal amount of its Notes due 2024, pursuant to an indenture dated as of May 17, 2016. The Notes due 2024 are jointly and severally guaranteed on a senior unsecured basis by PFGC and all domestic direct and indirect wholly-owned subsidiaries of PFGC (other than captive insurance subsidiaries and other excluded subsidiaries). The Notes due 2024 are not guaranteed by Performance Food Group Company.

The proceeds from the Notes due 2024 were used to pay in full the remaining outstanding aggregate principal amount of the loans under the Company’s term loan facility and to terminate the facility; to temporarily repay a portion of the outstanding borrowings under the ABL Facility; and to pay the fees, expenses, and other transaction costs incurred in connection with the Notes due 2024.

The Notes due 2024 were issued at 100.0% of their par value. The Notes due 2024 mature on June 1, 2024 and bear interest at a rate of 5.500% per year, payable semi-annually in arrears.

Upon the occurrence of a change of control triggering event or upon the sale of certain assets in which Performance Food Group, Inc. does not apply the proceeds as required, the holders of the Notes due 2024 will have the right to require Performance Food Group, Inc. to make an offer to repurchase each holder’s Notes due 2024 at a price equal to 101% (in the case of a change of control triggering event) or 100% (in the case of an asset sale) of their principal amount, plus accrued and unpaid interest. The redemption price decreases to 101.325% and 100.000% of the principal amount redeemed on June 1, 2020 and June 1, 2021, respectively.

The indenture governing the Notes due 2024 contains covenants limiting, among other things, PFGC and its restricted subsidiaries’ ability to incur or guarantee additional debt or issue disqualified stock or preferred stock; pay dividends and make other distributions on, or redeem or repurchase, capital stock; make certain investments; incur certain liens; enter into transactions with affiliates; consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; create certain restrictions on the ability of PFGC’s restricted subsidiaries to make dividends or other payments to PFGC; designate restricted subsidiaries as unrestricted subsidiaries; and transfer or sell certain assets. These covenants are subject to a number of important exceptions and qualifications. The Notes due 2024 also contain customary events of default, the occurrence of which could result in the principal of and accrued interest on the Notes due 2024 to become or be declared due and payable.

Senior Notes due 2027: On September 27, 2019, Escrow Issuer (to be merged with and into Performance Food Group, Inc.) issued and sold $1,060.0 million aggregate principal amount of Notes due 2027. The proceeds from the Notes due 2027 will be used to finance part of the Reinhart Transaction, pending the receipt of required regulatory approvals, and other transaction costs incurred with the Notes due 2027.

Prior to the consummation of the Reinhart Transaction, the Notes due 2027 will be general senior secured obligations of the Escrow Issuer only, secured by a lien on the escrowed funds and the related interest. Following the completion of the Reinhart Transaction, Performance Food Group, Inc. will assume the obligation of the Escrow Issuer and the Notes due 2027 will be jointly and severally guaranteed on a senior unsecured basis by PFGC and all domestic direct and indirect wholly-owned subsidiaries of PFGC (other than captive insurance subsidiaries and other excluded subsidiaries). The Notes due 2027 are not guaranteed by Performance Food Group Company.

The Notes due 2027 were issued at 100.0% of their par value. The Notes due 2027 mature on October 15, 2027 and bear interest at a rate of 5.500% per year, payable semi-annually in arrears.

Upon the occurrence of a change of control triggering event or upon the sale of certain assets in which Performance Food Group, Inc. does not apply the proceeds as required, the holders of the Notes due 2027 will have the right to require Performance Food Group, Inc. to repurchase each holder’s Notes due 2027 at a price equal to 101% (in the case of a change of control triggering event) or 100% (in the case of an asset sale) of their principal amount, plus accrued and unpaid interest. Performance Food Group, Inc. may redeem all or a part of the Notes due 2027 at any time following the Assumption and prior to October 15, 2022 at a redemption price equal to 100% of the principal amount of the Notes due 2027 being redeemed plus a make-whole premium and accrued and unpaid interest, if any, to, but not including, the redemption date. In addition, beginning on October 15, 2022, Performance Food Group, Inc. may redeem all or a part of the Notes due 2027 at a redemption price equal to 102.750% of the principal amount redeemed, plus accrued and unpaid interest. The redemption price decreases to 101.375% and 100% of the principal amount redeemed on October 15, 2023 and October 15, 2024, respectively. In addition, at any time following the Assumption and prior to October 15, 2022, Performance Food Group Inc. may redeem up to 40% of the Notes due 2027 from the proceeds of certain equity offerings at a redemption price equal to 105.500% of the principal amount thereof, plus accrued and unpaid interest.

The indenture governing the Notes due 2027 contains covenants limiting, among other things, PFGC and its restricted subsidiaries’ ability to incur or guarantee additional debt or issue disqualified stock or preferred stock; pay dividends and make other distributions on, or redeem or repurchase, capital stock; make certain investments; incur certain liens; enter into transactions with affiliates; consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; create certain restrictions on the ability of PFGC’s restricted subsidiaries to make dividends or other payments to PFGC; designate restricted subsidiaries as unrestricted subsidiaries; and transfer or sell certain assets. These covenants are subject to a number of important exceptions and qualifications. The Notes due 2027 also contain customary events of default, the occurrence of which could result in the principal of and accrued interest on the Notes due 2027 to become or be declared due and payable.

Letters of Credit Facility:  On August 9, 2018, Performance Food Group, Inc. and PFGC entered into the Letters of Credit Facility.  The Letters of Credit Facility is an uncommitted facility that provides for the issuance of letters of credit in an aggregate amount not to exceed $40.0 million.  Each letter of credit shall have a term not to exceed one year; however, a letter of credit may renew automatically in accordance with its terms.  A fee equal to 2.5% per annum on the average daily amount available to be drawn on each day under each outstanding letter of credit is payable quarterly. As of September 28, 2019, the Company has $28.3 million letters of credit outstanding under the Letters of Credit Facility.

As of September 28, 2019, we were in compliance with all of the covenants under the ABL Facility and the indentures governing the Notes due 2024 and Notes due 2027.

Contractual Obligations

Refer to the “Contractual Cash Obligations” section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K for details on our contractual obligations and commitments to make specified contractual future cash payments as of June 29, 2019.

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

Total assets for Foodservice increased $297.3 million from $3,037.5 million as of September 29, 2018 to $3,334.8 million as of September 28, 2019. During this time period, this segment increased its property, plant and equipment, accounts receivable, and inventory, partially offset by a decrease in intangible assets. Total assets for Foodservice increased $182.5 million from $3,152.3 million as of June 29, 2019 to $3,334.8 million as of September 28, 2019. For both time periods, Foodservice’s assets increased as a result of the Company’s June 30, 2019 adoption of ASC 842 and the recognition of operating lease right-of-use assets of $165.3 million.

Total assets for Vistar increased $749.1 million from $793.7 million as of September 29, 2018 to $1,542.8 million as of September 28, 2019. During this time period, this segment increased its accounts receivable, inventory, property, plant, and equipment, and goodwill, primarily due to acquisitions. Total assets for Vistar increased $271.8 million from $1,271.0 million as of June 29, 2019 to $1,542.8 million as of September 28, 2019. For both time periods, Vistar’s assets increased as a result of the Company’s June 30, 2019 adoption of ASC 842 and the recognition of operating lease right-of-use assets of $234.2 million.

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are those that are most important to portraying our financial position and results of operations. These policies require our most subjective or complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. Our most critical accounting policies and estimates include those that pertain to the allowance for doubtful accounts receivable, inventory valuation, insurance programs, income taxes, vendor rebates and promotional incentives, leases, and goodwill and other intangible assets, which are described in the Form 10-K. There have been no material changes to our critical accounting policies and estimates as compared to our critical accounting policies and estimates described in the Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our market risks consist of interest rate risk and fuel price risk. There have been no material changes to our market risks since June 29, 2019. For a discussion on our exposure to market risk, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risks” in the Form 10-K.

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

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended September 28, 2019, the Company implemented a lease accounting system and related controls to facilitate adoption of the new lease accounting standard effective June 30, 2019. There were no other changes in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) under the Exchange Act), that occurred during the fiscal quarter ended September 28, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to various allegations, claims, and legal actions arising in the ordinary course of business.

While it is impossible to determine with certainty the ultimate outcome of any of these proceedings, lawsuits, and claims, management believes that adequate provisions have been made or insurance secured for all currently pending proceedings so that the ultimate outcomes will not have a material adverse effect on our financial position. During the three months ended September 28, 2019, there have been no material changes to legal proceedings from those discussed in the Form 10-K.

Item 1A.	Risk Factors

There have been no material changes to our principal risks that we believe are material to our business, results of operations, and financial condition from the risk factors previously disclosed in the Form 10-K, which is accessible on the SEC’s website at www.sec.gov .

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information relating to our purchases of the Company’s common stock during the first quarter of fiscal 2020.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan (in millions)(2)
June 30, 2019—July 27, 2019	—	$-	—	240.7
July 28, 2019—August 24, 2019	79,266	43.61	—	240.7
August 25, 2019—September 28, 2019	59,939	45.76	—	240.7
Total	139,205	$44.54	—

(1)

During the first quarter of fiscal 2020, the Company repurchased 139,205 shares of the Company’s common stock via share withholding for payroll tax obligations due from employees in connection with the delivery of shares of the Company’s common stock under our incentive plans.

(2)

On November 13, 2018, the Board of Directors authorized a share repurchase program for up to $250 million of the Company’s outstanding common stock. The share repurchase program does not have an expiration date and may be amended, suspended, discontinued at any time. Repurchases under this program depend upon market place conditions and other factors, including compliance with the covenants under the ABL Facility and the indentures governing the Notes due 2024 and the Notes due 2027. The share repurchase program remains subject to the discretion of the Board of Directors. As of September 28, 2019, approximately $240.7 million remained available for additional share repurchases.

Item 3:	Defaults Upon Senior Securities

None

Item 4:	Mine Safety Disclosures

Not applicable

Item 5:	Other Information

None

Item 6:	Exhibits

Exhibit No.	Description

4.1

Indenture, dated as of September 27, 2019, by and between PFG Escrow Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-37578) filed with the Securities and Exchange Commission on October 2, 2019).

4.2

Form of 5.500% Senior Notes due 2027 (included in Exhibit 4.1) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-37578) filed with the Securities and Exchange Commission on October 2, 2019).

10.1	Form of Time-Based Restricted Stock Agreement under the 2015 Omnibus Incentive Plan.

10.2	Form of Performance-Based Restricted Stock Agreement under the 2015 Omnibus Incentive Plan.

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

PERFORMANCE FOOD GROUP COMPANY (Registrant)

Dated: November 6, 2019	By:	/s/ James D. Hope
	Name:	James D. Hope
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)