Form 10-Q
period 2019-12-28
Performance Food Group Co
filed 2020-02-05
CIK 1618673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2019

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

117,181,486 shares of common stock were outstanding as of January 29, 2020.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q (this “Form 10-Q”) may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. All statements, other than statements of historical facts included in this Form 10-Q, including statements concerning our plans, objectives, goals, beliefs, business strategies, future events, business conditions, our results of operations, financial position and our business outlook, business trends and other information may be forward-looking statements. Words such as “estimates,” “expects,” “contemplates,” “will,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts,” “may,” “should” and variations of such words or similar expressions are intended to identify forward-looking statements. The forward-looking statements are not historical facts, and are based upon our current expectations, beliefs, estimates and projections, and various assumptions, many of which, by their nature, are inherently uncertain and beyond our control. Our expectations, beliefs, estimates and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs, estimates and projections will result or be achieved and actual results may vary materially from what is expressed in or indicated by the forward-looking statements.

There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. Such risks, uncertainties and other important factors that could cause actual results to differ include, among others, the risks, uncertainties and factors set forth under Part I, Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2019 (the “Form 10-K”), as such risk factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission (the “SEC”), and are accessible on the SEC’s website at www.sec.gov, and also include the following:

•	competition in our industry is intense, and we may not be able to compete successfully;
•	we operate in a low margin industry, which could increase the volatility of our results of operations;
•	we may not realize anticipated benefits from our operating cost reduction and productivity improvement efforts;
•	our profitability is directly affected by cost inflation and deflation and other factors;
•	we do not have long-term contracts with certain of our customers;
•	group purchasing organizations may become more active in our industry and increase their efforts to add our customers as members of these organizations;
•	changes in eating habits of consumers;
•	extreme weather conditions;
•	our reliance on third-party suppliers;
•	labor relations and cost risks and availability of qualified labor;
•	volatility of fuel and other transportation costs;
•	inability to adjust cost structure where one or more of our competitors successfully implement lower costs;
•	we may be unable to increase our sales in the highest margin portion of our business;
•	changes in pricing practices of our suppliers;
•	our growth strategy may not achieve the anticipated results;
•	risks relating to acquisitions, including the risk that we are not able to realize benefits of acquisitions or successfully integrate the businesses we acquire;
•	environmental, health, and safety costs;
•	the risk that we fail to comply with requirements imposed by applicable law or government regulations;
•	our reliance on technology and risks associated with disruption or delay in implementation of new technology;
•	costs and risks associated with a potential cybersecurity incident or other technology disruption;
•	product liability claims relating to the products we distribute and other litigation;
•	adverse judgements or settlements;
•	negative media exposure and other events that damage our reputation;
•	anticipated multiemployer pension related liabilities and contributions to our multiemployer pension plan;
•	decrease in earnings from amortization charges associated with acquisitions;

•	impact of uncollectibility of accounts receivable;
•	difficult economic conditions affecting consumer confidence;
•	departure of key members of senior management;
•	risks relating to federal, state, and local tax rules;
•	the cost and adequacy of insurance coverage;
•	risks relating to our outstanding indebtedness; and
•	our ability to maintain an effective system of disclosure controls and internal control over financial reporting.

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

Part I – FINANCIAL INFORMATION

Item 1.	Financial Statements

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except per share data)	As of December 28, 2019	As of June 29, 2019
ASSETS
Current assets:
Cash	$12.7	$14.7
Accounts receivable, less allowances of $29.7 and $22.0	1,230.1	1,227.3
Inventories, net	1,349.4	1,356.9
Restricted cash	1,078.2	-
Prepaid expenses and other current assets	62.2	71.7
Total current assets	3,732.6	2,670.6
Goodwill	765.8	765.8
Other intangible assets, net	170.3	194.3
Property, plant and equipment, net	983.5	950.5
Operating lease right-of-use assets	391.3	-
Restricted cash	11.0	10.7
Other assets	56.6	61.6
Total assets	$6,111.1	$4,653.5
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Outstanding checks in excess of deposits	$265.2	$206.9
Trade accounts payable	1,041.5	1,130.8
Accrued expenses and other current liabilities	413.4	343.3
Finance lease obligations—current installments	24.6	18.3
Operating lease obligations—current installments	78.4	-
Total current liabilities	1,823.1	1,699.3
Long-term debt	2,188.4	1,202.9
Deferred income tax liability, net	102.0	108.0
Finance lease obligations, excluding current installments	164.5	128.9
Operating lease obligations, excluding current installments	314.6	-
Other long-term liabilities	140.0	216.2
Total liabilities	4,732.6	3,355.3
Commitments and contingencies (Note 10)
Shareholders’ equity:
Common Stock: $0.01 par value per share, 1.0 billion shares authorized, 104.4 million shares issued and outstanding as of December 28, 2019; 1.0 billion shares authorized, 103.8 million shares issued and outstanding as of June 29, 2019	1.0	1.0
Additional paid-in capital	870.5	866.7
Accumulated other comprehensive loss, net of tax benefit of $0.4 and $0.1	(1.0)	(0.2)
Retained earnings	508.0	430.7
Total shareholders’ equity	1,378.5	1,298.2
Total liabilities and shareholders’ equity	$6,111.1	$4,653.5

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per share data)	Three Months Ended December 28, 2019	Three Months Ended December 29, 2018	Six Months Ended December 28, 2019	Six Months Ended December 29, 2018
Net sales	$6,068.6	$4,615.7	$12,311.6	$9,155.4
Cost of goods sold	5,357.4	4,001.1	10,889.0	7,947.2
Gross profit	711.2	614.6	1,422.6	1,208.2
Operating expenses	630.7	541.6	1,278.6	1,084.6
Operating profit	80.5	73.0	144.0	123.6
Other expense, net:
Interest expense	26.4	16.0	43.7	31.6
Other, net	(0.2)	0.7	(0.2)	0.5
Other expense, net	26.2	16.7	43.5	32.1
Income before taxes	54.3	56.3	100.5	91.5
Income tax expense	13.1	13.2	23.2	20.2
Net income	$41.2	$43.1	$77.3	$71.3
Weighted-average common shares outstanding:
Basic	104.3	103.9	104.2	103.7
Diluted	106.4	104.9	106.2	105.0
Earnings per common share:
Basic	$0.39	$0.41	$0.74	$0.69
Diluted	$0.39	$0.41	$0.73	$0.68

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

($ in millions)	Three months ended December 28, 2019	Three months ended December 29, 2018	Six Months Ended December 28, 2019	Six Months Ended December 29, 2018
Net income	$41.2	$43.1	$77.3	$71.3
Other comprehensive income (loss), net of tax:
Interest rate swaps:
Change in fair value, net of tax	0.5	(3.0)	-	(2.2)
Reclassification adjustment, net of tax	(0.2)	(0.8)	(0.8)	(1.3)
Other comprehensive income (loss)	0.3	(3.8)	(0.8)	(3.5)
Total comprehensive income	$41.5	$39.3	$76.5	$67.8

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Shareholders’
(In millions)	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance as of September 29, 2018	103.6	$1.0	$862.7	$9.5	$292.1	$1,165.3
Issuance of common stock under stock-based compensation plans	0.4	—	1.5	—	—	1.5
Net income	—	—	—	—	43.1	43.1
Interest rate swaps	—	—	—	(3.8)	—	(3.8)
Stock-based compensation expense	—	—	4.2	—	—	4.2
Common stock repurchased	(0.2)	—	(5.2)	—	—	(5.2)
Balance as of December 29, 2018	103.8	$1.0	$863.2	$5.7	$335.2	$1,205.1

Balance as of September 28, 2019	104.2	$1.0	$866.6	$(1.3)	$466.8	$1,333.1
Issuance of common stock under stock-based compensation plans	0.2	—	(0.5)	—	—	(0.5)
Net income	—	—	—	—	41.2	41.2
Interest rate swaps	—	—	—	0.3	—	0.3
Stock-based compensation expense	—	—	4.4	—	—	4.4
Balance as of December 28, 2019	104.4	$1.0	$870.5	$(1.0)	$508.0	$1,378.5

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Shareholders’
(In millions)	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance as of June 30, 2018	103.2	$1.0	$861.2	$8.3	$264.8	$1,135.3
Issuance of common stock under stock-based compensation plans	0.8	—	(0.8)	—	—	(0.8)
Net income	—	—	—	—	71.3	71.3
Interest rate swaps	—	—	—	(3.5)	—	(3.5)
Stock-based compensation expense	—	—	8.0	—	—	8.0
Common stock repurchased	(0.2)	—	(5.2)	—	—	(5.2)
Change in accounting principle(1)	—	—	—	0.9	(0.9)	—
Balance as of December 29, 2018	103.8	$1.0	$863.2	$5.7	$335.2	$1,205.1

Balance as of June 29, 2019	103.8	$1.0	$866.7	$(0.2)	$430.7	$1,298.2
Issuance of common stock under stock-based compensation plans	0.6	—	(5.0)	—	—	(5.0)
Net income	—	—	—	—	77.3	77.3
Interest rate swaps	—	—	—	(0.8)	—	(0.8)
Stock-based compensation expense	—	—	8.8	—	—	8.8
Balance as of December 28, 2019	104.4	$1.0	$870.5	$(1.0)	$508.0	$1,378.5

(1)	As of the beginning of fiscal 2019, the Company elected to early adopt the provisions of ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

($ in millions)	Six Months Ended December 28, 2019	Six Months Ended December 29, 2018
Cash flows from operating activities:
Net income	$77.3	$71.3
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	69.0	54.4
Amortization of intangible assets	17.5	18.2
Amortization of deferred financing costs	1.6	1.7
Provision for losses on accounts receivables	8.9	8.3
Stock compensation expense	8.8	8.0
Deferred income tax benefit	(5.6)	(4.7)
Other non-cash activities	9.3	0.6
Changes in operating assets and liabilities, net
Accounts receivable	(11.7)	(24.3)
Inventories	7.5	(73.8)
Prepaid expenses and other assets	9.6	32.2
Trade accounts payable	(89.2)	(37.4)
Outstanding checks in excess of deposits	58.3	20.7
Accrued expenses and other liabilities	(3.5)	(5.2)
Net cash provided by operating activities	157.8	70.0
Cash flows from investing activities:
Purchases of property, plant and equipment	(49.0)	(60.1)
Net cash paid for acquisitions	—	(57.0)
Proceeds from sale of property, plant and equipment	0.5	0.7
Net cash used in investing activities	(48.5)	(116.4)
Cash flows from financing activities:
Net (payments) borrowings under ABL Facility	(72.6)	65.4
Payments on financed property, plant and equipment	(1.4)	(4.6)
Borrowing on Notes due 2027	1,060.0	—
Cash paid for acquisitions	(1.0)	(3.1)
Payments under finance lease obligations	(10.6)	(5.6)
Proceeds from exercise of stock options	2.6	5.3
Cash paid for shares withheld to cover taxes	(7.6)	(6.1)
Repurchases of common stock	—	(4.6)
Cash paid for debt issuance, extinguishment and modifications	(2.2)	—
Net cash provided by financing activities	967.2	46.7
Net increase in cash and restricted cash	1,076.5	0.3
Cash and restricted cash, beginning of period	25.4	17.8
Cash and restricted cash, end of period	$1,101.9	$18.1

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

(In millions)	As of December 28, 2019	As of June 29, 2019
Cash	$12.7	$14.7
Restricted cash(1)	1,089.2	10.7
Total cash and restricted cash	$1,101.9	$25.4

(1)

Restricted cash is included in current restricted cash and long-term restricted cash on the consolidated balance sheet. The current restricted cash includes the proceeds from the issuance of senior notes that are held in escrow as of December 28, 2019 and were used to fund the acquisition of Reinhart Foodservice, L.L.C (“Reinhart”) that closed on December 30, 2019, as well as funds that will be used for the interest payments on those senior notes. The long-term restricted cash represents the amounts required by insurers to collateralize a part of the deductibles for the Company’s workers’ compensation and liability claims.

Supplemental disclosures of non-cash transactions are as follows:

(In millions)	Six Months Ended December 28, 2019	Six Months Ended December 29, 2018
Debt assumed through finance lease obligations	$52.5	$54.1
Purchases of property, plant and equipment, financed	1.3	2.6
Share repurchase payable	-	0.6

Supplemental disclosures of cash flow information are as follows:

(In millions)	Six Months Ended December 28, 2019	Six Months Ended December 29, 2018
Cash paid during the year for:
Interest	$33.4	$32.0
Income taxes paid (refunds), net	27.8	(0.1)

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

Share Repurchase Program

On November 13, 2018, the Board of Directors of the Company (the “Board of Directors”) authorized a share repurchase program for up to $250 million of the Company’s outstanding common stock. The share repurchase program does not have an expiration date and may be amended, suspended, or discontinued at any time. The share repurchase program remains subject to the discretion of the Board of Directors. No shares have been repurchased during fiscal year 2020. During the three months ended December 29, 2018, the Company repurchased and subsequently retired 0.2 million shares of common stock for a total of $5.2 million. As of December 28, 2019, approximately $240.7 million remained available for additional share repurchases.

Equity Forward

On November 20, 2019, Performance Food Group Company entered into an underwriting agreement related to the issuance and sale of an aggregate of 10,120,000 shares of its common stock, and up to 1,518,000 additional shares at the underwriters’ option, in each case on a forward sale basis. On November 22, 2019, the full option to purchase the 1,518,000 shares of additional common stock shares on a forward basis was exercised by the underwriters, and, on November 25, 2019, the Company closed the offering. The forward sale transaction is classified as an equity transaction, because it is indexed to the Company’s common stock and physical settlement is within the Company’s control. As of December 28, 2019, no amounts have been recorded in the consolidated financial statements with respect to the equity offering. On December 30, 2019, the Company physically settled the forward sale agreement at the forward sale price of $42.70 per share, net of the underwriting discount. The aggregate offering price of the amount of newly issued common stock was $514.9 million. In connection with the offering, the Company paid the underwriters a discount of $1.55 per share, for a total underwriting discount of $18.0 million. In addition, the Company incurred direct offering expenses of $5.9 million. The Company used the $491.0 million net proceeds that it received from the common stock offering to finance the cash consideration payable in connection with the Reinhart acquisition.

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

The Company’s June 30, 2019 adoption of the new standard resulted in the recognition of operating lease liabilities totaling $423.8 million, based upon the present value of the remaining minimum rental payments using discount rates as of the adoption date, with $82.1 million within Operating lease liabilities - current and $341.7 million within Operating lease liabilities, excluding current installments. In addition, we recorded corresponding Operating lease right-of-use assets totaling $423.0 million based upon the operating lease liabilities adjusted for deferred rent of $11.0 million, favorable lease intangible assets of $5.3 million and prepaid rent and other adjustments of $4.9 million. The new standard did not have a material impact on the consolidated statements of operations and the consolidated statement of cash flows. See Note 7. Leases for further discussion of the Company’s leasing arrangements and required ASC 842 disclosures.

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

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments in this update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this update. The amendments in this update are effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted. The Company plans to adopt this new ASU in fiscal 2021. The amendments in this update should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is in the process of assessing the impact of this ASU on its future consolidated financial statements but does not expect this update to have a material impact on the Company's consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The update simplifies the accounting for income taxes by removing certain exceptions for intra-period tax allocations, recognition of deferred tax liabilities after a foreign subsidiary transitions to or from equity method accounting, and methodology of calculating income taxes in an interim period with year-to-date losses. Additionally, the guidance provides additional clarification on other areas, including step-up of the tax basis of goodwill recorded as part of an acquisition and the treatment of franchise taxes that are partially based on income. This pronouncement is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. The Company plans to adopt this new ASU in fiscal 2022. Companies are required to apply the standard on a prospective basis, except for certain sections of the guidance which shall be applied on a retrospective or modified retrospective basis. The Company is in the process of assessing the impact of this ASU on its future consolidated financial statements but does not expect this update to have a material impact on the Company's consolidated financial statements.

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

The Company has customer contracts in which incentives are paid upfront to certain customers. These payments have become industry practice and are not related to financing the customer’s business, nor are they associated with any distinct good or service to be received from the customer. These incentive payments are capitalized and amortized to net sales over the life of the contract or the expected life of the customer relationship on a straight-line basis. The Company’s contract asset for these incentives totaled $12.3 million and $10.6 million as of December 28, 2019 and June 29, 2019, respectively.

5.	Business Combinations

During the first six months of fiscal 2019, the Company paid cash of $57.0 million for three acquisitions. These acquisitions did not materially affect the Company’s results of operations.

    The acquisition of Eby-Brown Company LLC (“Eby-Brown”) in the fourth quarter of fiscal 2019 included contingent consideration, including earnout payments in the event certain operating results are achieved during a defined post-closing period. Total contingent consideration outstanding was $88.9 million as of December 28, 2019 and $82.6 million as of June 29, 2019. Earnout liabilities are measured using unobservable inputs that are considered a Level 3 measurement.

Subsequent to December 28, 2019, the Company acquired Reinhart from Reyes Holdings, L.LC. in a transaction valued at $2.0 billion, or approximately $1.7 billion net of an estimated tax benefit to PFG of approximately $265 million. The $2.0 billion purchase price was financed with $466.5 million of borrowings under the Amended Credit Agreement (as defined below), net proceeds of $1,033.7 million from new senior unsecured Notes due 2027 (as defined below), and net proceeds of $491.0 million from an offering of shares of the Company’s common stock. The Reinhart acquisition expands the Company’s broadline presence by enhancing its distribution footprint in key geographies, and the Company believes it will help achieve its long-term growth goals. The Reinhart acquisition will be reported in the Foodservice segment.

Assets acquired and liabilities assumed will be recognized at their respective fair values as of the acquisition date. The Company is in the process of determining the fair values of the assets acquired and liabilities assumed, which will require the use of judgment. Due to the limited time since the December 30, 2019 acquisition date, the preliminary acquisition valuation is incomplete at this time and the Company is unable to provide amounts recognized as of the acquisition date for the major classes of assets acquired and liabilities assumed, including information required for valuation of intangible assets and goodwill.

6.	Debt

The Company is a holding company and conducts its operations through its subsidiaries, which have incurred or guaranteed indebtedness as described below.

Debt consisted of the following:

(In millions)	As of December 28, 2019	As of June 29, 2019
ABL Facility	$786.4	$859.0
5.500% Notes due 2024	350.0	350.0
5.500% Notes due 2027	1,060.0	-
Less: Original issue discount and deferred financing costs	(8.0)	(6.1)
Long-term debt	2,188.4	1,202.9
Less: current installments	-	-
Total debt, excluding current installments	$2,188.4	$1,202.9

Credit Agreement

As of December 28, 2019, PFGC, Inc. (“PFGC”), a wholly-owned subsidiary of the Company, is a party to the Third Amended and Restated Credit Agreement dated May 17, 2019 (the “ABL Facility”). The ABL Facility has an aggregate principal amount of $2.4 billion and matures on May 17, 2024. Performance Food Group, Inc., a wholly-owned subsidiary of PFGC, is the lead borrower under the ABL Facility, which is jointly and severally guaranteed by, and secured by the majority of the assets of, PFGC and all material domestic direct and indirect wholly-owned subsidiaries of PFGC (other than captive insurance subsidiaries and other excluded subsidiaries).

Borrowings under the ABL Facility bear interest, at Performance Food Group, Inc.’s option, at (a) the Base Rate (defined as the greater of (i) the Federal Funds Rate in effect on such date plus 0.5%, (ii) the Prime Rate on such day, or (iii) one month LIBOR plus 1.0%) plus a spread or (b) LIBOR plus a spread. The ABL Facility also provides for an unused commitment fee of 0.25% per annum.

The following table summarizes outstanding borrowings, availability, and the average interest rate under the ABL Facility:

(Dollars in millions)	As of December 28, 2019	As of June 29, 2019
Aggregate borrowings	$786.4	$859.0
Letters of credit under credit agreements	95.0	89.9
Excess availability, net of lenders’ reserves of $40.3 and $38.6	1,295.2	1,182.7
Average interest rate	3.22%	4.01%

On December 30, 2019, PFGC and Performance Food Group, Inc. entered into the Fourth Amended and Restated Credit Agreement (the “Amended Credit Agreement”) with Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent, and the other lenders party thereto, which amends and restates the ABL Facility. The Amended Credit Agreement, among other things, (i) increases the aggregate principal amount available to $3.0 billion and (ii) extends the stated maturity date to December 30, 2024. Like the ABL Facility, the Amended Credit Agreement provides for up to $800 million of uncommitted incremental facilities. Additionally, certain covenants were amended to require the maintenance of a minimum consolidated fixed charge coverage ratio if excess availability falls below the greater of (i) $200.0 million and (ii) 10% of the lesser of the borrowing base and the revolving credit facility amount for five consecutive business days.

Senior Notes due 2027

On September 27, 2019, PFG Escrow Corporation (the “Escrow Issuer”), a wholly-owned subsidiary of PFGC, issued and sold $1,060.0 million aggregate principal amount of its 5.500% Senior Notes due 2027 (the “Notes due 2027”).

Upon issuance of the Notes due 2027, the gross proceeds of the offering, along with certain additional funds were deposited into a segregated escrow account. Following the completion of the Reinhart acquisition on December 30, 2019 the funds were released from escrow and were used, together with the net proceeds from an offering of shares of the Company’s common stock and borrowings under the Amended Credit Agreement, to fund the cash consideration for the transaction and to pay related fees and expenses. The Escrow Issuer merged with and into Performance Food Group, Inc., with Performance Food Group, Inc. as the surviving entity, and by entry into a supplemental indenture along with PFGC, Performance Food Group, Inc. assumed all of the Escrow Issuer’s obligations as the issuer under the indenture for the Notes due 2027. Additionally, PFGC and each of the subsidiaries of PFGC identified as a guaranteeing subsidiary became a guarantor of the Notes due 2027.

The Notes due 2027 were issued at 100.0% of their par value. The Notes due 2027 mature on October 15, 2027 and bear interest at a rate of 5.500% per year, payable semi-annually in arrears.

Upon the occurrence of a change of control triggering event or upon the sale of certain assets in which Performance Food Group, Inc. does not apply the proceeds as required, the holders of the Notes due 2027 will have the right to require Performance Food Group, Inc. to repurchase each holder’s Notes due 2027 at a price equal to 101% (in the case of a change of control triggering event) or 100% (in the case of an asset sale) of their principal amount, plus accrued and unpaid interest. Performance Food Group, Inc. may redeem all or a part of the Notes due 2027 at any time prior to October 15, 2022 at a redemption price equal to 100% of the principal amount of the Notes due 2027 being redeemed plus a make-whole premium and accrued and unpaid interest, if any, to, but not including, the redemption date. In addition, beginning on October 15, 2022, Performance Food Group, Inc. may redeem all or a part of the Notes due 2027 at a redemption price equal to 102.750% of the principal amount redeemed, plus accrued and unpaid interest. The redemption price decreases to 101.375% and 100% of the principal amount redeemed on October 15, 2023 and October 15, 2024, respectively. In addition, at any time prior to October 15, 2022, Performance Food Group, Inc. may redeem up to 40% of the Notes due 2027 from the proceeds of certain equity offerings at a redemption price equal to 105.500% of the principal amount thereof, plus accrued and unpaid interest.

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

Letters of Credit Facility

On August 9, 2018, Performance Food Group, Inc. and PFGC entered into a Continuing Agreement for Letters of Credit (the “Letters of Credit Facility”). The Letters of Credit Facility is an uncommitted facility that provides for the issuance of letters of credit in an aggregate amount not to exceed $40.0 million. Each letter of credit shall have a term not to exceed one year; however, a letter of credit may renew automatically in accordance with its terms. A fee equal to 2.5% per annum on the average daily amount available to be drawn on each day under each outstanding letter of credit is payable quarterly. As of December 28, 2019, the Company has $28.3 million letters of credit outstanding under the Letters of Credit Facility.

7.Leases

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

Certain of the leases for tractors, trailers, and other vehicles and equipment provide for residual value guarantees to the lessors. Circumstances that would require the subsidiary to perform under the guarantees include either (1) default on the leases with the leased assets being sold for less than the specified residual values in the lease agreements, or (2) decisions not to purchase the assets at the end of the lease terms combined with the sale of the assets, with sales proceeds less than the residual value of the leased assets specified in the lease agreements. Residual value guarantees under these operating lease agreements typically range between 7% and 11% of the value of the leased assets at inception of the lease. These leases have original terms ranging from 5 to 8 years and expiration dates ranging from 2020 to 2025. As of December 28, 2019, the undiscounted maximum amount of potential future payments for lease residual value guarantees totaled approximately $23.2 million, which would be mitigated by the fair value of the leased assets at lease expiration.

The following table presents the location of the right-of-use assets and lease liabilities in the Company’s consolidated balance sheet as of December 28, 2019 (in millions), as well as the weighted-average lease term and discount rate for the Company’s leases:

Leases	Consolidated Balance Sheet Location	As of December 28, 2019
Assets:
Operating	Operating lease right-of-use assets	$391.3
Finance	Property, plant and equipment, net	179.3
Total lease assets		$570.6
Liabilities:
Current
Operating	Operating lease obligations—current installments	$78.4
Finance	Finance lease obligations—current installments	24.6
Non-current
Operating	Operating lease obligations, excluding current installments	314.6
Finance	Finance lease obligations, excluding current installments	164.5
Total lease liabilities		$582.1

Weighted average remaining lease term
Operating leases		7.6 years
Finance leases		7.1 years
Weighted average discount rate
Operating leases		5.4%
Finance leases		5.6%

The following table presents the location of lease costs in the Company consolidated statement of operations for the three and six months ended December 28, 2019 (in millions):

Lease Cost	Statement of Operations Location	Three months ended December 28, 2019	Six months ended December 28, 2019
Finance lease cost:
Amortization of finance lease assets	Operating expenses	$5.8	$10.5
Interest on lease liabilities	Interest expense	2.7	4.9
Total finance lease cost		$8.5	$15.4
Operating lease cost	Operating expenses	26.7	54.8
Short-term lease cost	Operating expenses	5.6	11.5
Total lease cost		$40.8	$81.7

Supplemental cash flow information related to leases for the period reported is as follows (in millions):

(In millions)	Six months ended December 28, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$53.3
Operating cash flows from finance leases	4.9
Financing cash flows from finance leases	10.6
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	11.1
Finance leases	52.5

Future minimum lease payments under non-cancelable leases as of December 28, 2019 are as follows (in millions):

Fiscal Year	Operating Leases	Finance Leases
Remaining 2020	$50.2	$17.4
2021	90.6	34.5
2022	74.6	34.0
2023	59.5	32.9
2024	42.4	32.0
Thereafter	176.0	84.0
Total future minimum lease payments	$493.3	$234.8
Less: Interest	100.3	45.7
Present value of future minimum lease payments	$393.0	$189.1

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

As of December 28, 2019, the Company has additional operating and finance leases that have not yet commenced which total $46.9 million in future minimum lease payments and $1.2 million of residual value guarantees. These leases primarily relate to warehouse leases and will commence in fiscal 2020 with lease terms of 3 to 15 years.

8.	Fair Value of Financial Instruments

The carrying values of cash, accounts receivable, outstanding checks in excess of deposits, trade accounts payable, and accrued expenses approximate their fair values because of the relatively short maturities of those instruments. The derivative assets and liabilities are recorded at fair value on the balance sheet. The fair value of long-term debt, which has a carrying value of $2,188.4 million and $1,202.9 million, is $2,280.0 million and $1,216.3 million at December 28, 2019 and June 29, 2019, respectively, and is determined by reviewing current market pricing related to comparable debt issued at the time of the balance sheet date, and is considered a Level 2 measurement.

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

The Company’s effective tax rate was 24.2% for the three months ended December 28, 2019 and 23.4% for the three months ended December 29, 2018. The Company’s effective tax rate was 23.1% for the six months ended December 28, 2019 and 22.1% for the six months ended December 29, 2018. The effective tax rate varied from the 21% statutory rate primarily due to state taxes, federal credits and other permanent items. The excess tax benefit of exercised and vested stock awards is treated as a discrete item.

As of December 28, 2019 and June 29, 2019, the Company had net deferred tax assets of $29.1 million and $29.1 million, respectively, and deferred tax liabilities of $131.1 million and $137.1 million, respectively. As of June 29, 2019, the Company had established a valuation allowance of $0.5 million, net of federal benefit, against deferred tax assets related to certain net operating losses which are not likely to be realized due to limitations on utilization. There was no change in the valuation allowance as of December 28, 2019. The Company believes that it is more likely than not that the remaining deferred tax assets will be realized.

The Company records a liability for Uncertain Tax Positions in accordance with FASB ASC 740-10-25, Income Taxes – General – Recognition. As of December 28, 2019 and June 29, 2019, the Company had approximately $1.8 million and $1.9 million of unrecognized tax benefits, respectively. It is reasonably possible that a decrease of approximately $0.6 million in the balance of unrecognized tax benefits may occur within the next twelve months primarily due to statute of limitations expirations, that, if recognized, would affect the effective tax rate.

10.	Commitments and Contingencies

Purchase Obligations

The Company had outstanding contracts and purchase orders for capital projects and services totaling $37.4 million at December 28, 2019. Amounts due under these contracts were not included on the Company’s consolidated balance sheet as of December 28, 2019.

Guarantees

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

Reinhart Transaction Commitments

As of December 28, 2019, the Company had several outstanding commitments due upon the closing of the acquisition of Reinhart. These commitments, totaling $63.8 million, included $26.0 million of fees related to the Notes due 2027, $4.9 million of fees related to expected additional borrowings under the Amended Credit Agreement, $23.9 million of underwriting and issuance costs for the offering of shares of the Company’s stock, and $9.0 million related to advisory fees for the acquisition. Upon the closing of the Reinhart acquisition on December 30, 2019, these commitments were paid.

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

The parties have filed cross motions for summary judgment, the briefing period has concluded, and the motions are now before the court. There is no specific deadline for the court to issue its ruling on the motions. The Company will continue to vigorously defend itself.

Tax Liabilities

The Company is subject to customary audits by authorities in the jurisdictions where it conducts business in the United States, which may result in assessments of additional taxes.

11.	Related-Party Transactions

The Company participates in and has an equity method investment in a purchasing alliance that was formed to obtain better pricing, to expand product options, to reduce internal costs, and to achieve greater inventory turnover. The Company’s investment in the purchasing alliance was $5.1 million as of December 28, 2019 and $4.6 million as of June 29, 2019. For the three-month periods ended December 28, 2019 and December 29, 2018, the Company recorded purchases of $244.2 million and $206.2 million, respectively, through the purchasing alliance. During the six-month periods ended December 28, 2019 and December 29, 2018, the Company recorded purchases of $498.4 million and $433.1 million, respectively, through the purchasing alliance.

12.	Earnings Per Common Share

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is calculated using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. In computing diluted earnings per common share, the average closing stock price for the period is used in determining the number of shares assumed to be purchased with the assumed proceeds under the treasury stock method. The dilutive effect of potential common shares includes the impact of the equity forward the Company entered into in the second quarter of fiscal 2020 since the average closing price of the Company’s common stock for the period was higher than the applicable forward sale price. Potential common shares of 0.1 million and 0.1 million for the three and six months ended December 28, 2019, respectively, and 0.5 million and 0.6 million for the three and six months ended December 29, 2018, respectively, were not included in computing diluted earnings per common share because the effect would have been antidilutive.

A reconciliation of the numerators and denominators for the basic and diluted earnings per common share computations is as follows:

(In millions, except per share amounts)	Three months ended December 28, 2019	Three months ended December 29, 2018	Six months ended December 28, 2019	Six months ended December 29, 2018
Numerator:
Net Income	$41.2	$43.1	$77.3	$71.3
Denominator:
Weighted-average common shares outstanding	104.3	103.9	104.2	103.7
Dilutive effect of potential common shares	2.1	1.0	2.0	1.3
Weighted-average dilutive shares outstanding	106.4	104.9	106.2	105.0
Basic earnings per common share	$0.39	$0.41	$0.74	$0.69
Diluted earnings per common share	$0.39	$0.41	$0.73	$0.68

13.Segment Information

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

(In millions)	Foodservice	Vistar	Corporate & All Other	Eliminations	Consolidated
For the three months ended December 28, 2019
Net external sales	$3,843.9	$2,218.6	$6.1	$—	$6,068.6
Inter-segment sales	3.5	0.6	72.5	(76.6)	—
Total sales	3,847.4	2,219.2	78.6	(76.6)	6,068.6
Depreciation and amortization	25.8	11.5	6.5	—	43.8
Capital expenditures	8.1	12.8	5.3	—	26.2
For the three months ended December 29, 2018
Net external sales	$3,669.3	$941.3	$5.1	$—	$4,615.7
Inter-segment sales	2.6	0.6	64.2	(67.4)	—
Total sales	3,671.9	941.9	69.3	(67.4)	4,615.7
Depreciation and amortization	21.7	9.3	6.1	—	37.1
Capital expenditures	25.9	4.0	5.2	—	35.1

(In millions)	Foodservice	Vistar	Corporate & All Other	Eliminations	Consolidated
For the six months ended December 28, 2019
Net external sales	$7,770.9	$4,529.1	$11.6	$—	$12,311.6
Inter-segment sales	7.4	1.2	147.0	(155.6)	—
Total sales	7,778.3	4,530.3	158.6	(155.6)	12,311.6
Depreciation and amortization	50.4	23.1	13.0	—	86.5
Capital expenditures	16.3	21.5	11.2	—	49.0
For the six months ended December 29, 2018
Net external sales	$7,312.6	$1,833.1	$9.7	$—	$9,155.4
Inter-segment sales	5.3	1.4	129.4	(136.1)	—
Total sales	7,317.9	1,834.5	139.1	(136.1)	9,155.4
Depreciation and amortization	42.6	18.2	11.8	—	72.6
Capital expenditures	42.7	6.7	10.7	—	60.1

EBITDA for each reportable segment and Corporate & All Other is presented below along with a reconciliation to consolidated income before taxes.

	Three Months Ended		Six Months Ended
	December 28, 2019	December 29, 2018	December 28, 2019	December 29, 2018
Foodservice EBITDA	$113.6	$104.3	$217.6	$196.3
Vistar EBITDA	56.6	45.4	108.1	77.0
Corporate & All Other EBITDA	(45.7)	(40.3)	(95.0)	(77.6)
Depreciation and amortization	(43.8)	(37.1)	(86.5)	(72.6)
Interest expense	(26.4)	(16.0)	(43.7)	(31.6)
Income before taxes	$54.3	$56.3	$100.5	$91.5

Total assets by reportable segment, excluding intercompany receivables between segments, are as follows:

(In millions)	As of December 28, 2019	As of June 29, 2019
Foodservice	$3,299.1	$3,152.3
Vistar	1,502.0	1,271.0
Corporate & All Other	1,310.0	230.2
Total assets	$6,111.1	$4,653.5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our Company

Following the completion of the Reinhart acquisition, we market and distribute over 200,000 food and related products to customers across the United States from over 100 distribution facilities to over 200,000 customer locations in the “food-away-from-home” industry. We offer our customers a broad assortment of products including our proprietary-branded products, nationally-branded products, and products bearing our customers’ brands. Our product assortment ranges from “center-of-the-plate” items (such as beef, pork, poultry, and seafood), frozen foods, and groceries to candy, snacks, beverages, cigarettes, and other tobacco products. We also sell disposables, cleaning and kitchen supplies, and related products used by our customers. In addition to the products we offer to our customers, we provide value-added services by allowing our customers to benefit from our industry knowledge, scale, and expertise in the areas of product selection and procurement, menu development, and operational strategy.

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

Recent Trends and Initiatives

Our case volume has grown in each quarter over the comparable prior fiscal year quarter, starting in the second quarter of fiscal 2010 and continuing through the most recent quarter. Our net income decreased 4.4% from the second quarter of fiscal 2019 to the second quarter of fiscal 2020 as a result of an increase in interest expense due to the additional debt issued to help finance the Reinhart acquisition. Net income increased 8.4% for the first six months of fiscal 2020 compared to the first six months of fiscal 2019. Adjusted EBITDA increased 22.2% from the second quarter of fiscal 2019 to the second quarter of fiscal 2020 and increased 27.4% for the first six months of fiscal 2020 compared to the first six months of fiscal 2019, driven primarily by case growth and improved profit per case. Case volume grew 6.7% in the second quarter of fiscal 2020 and 8.7% in the first six months of fiscal 2020 compared to prior year periods. Gross profit dollars rose 15.7% and 17.7% in the second quarter of fiscal 2020 and the first six months of fiscal 2020, respectively, versus the prior year periods, which was faster than case growth, primarily as a result of shifting our channel mix toward higher gross margin customers and shifting our product mix toward sales of Performance Brands. Our operating expenses in the second quarter and first six months of fiscal 2020 compared to the second quarter and first six months of fiscal 2019 rose 16.5% and 17.9%, respectively, as a result of increases in variable operational and selling expenses associated with the increase in case volume and as a result of recent acquisitions.

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

In addition, our management uses Adjusted EBITDA, defined as net income before interest expense, interest income, income and franchise taxes, and depreciation and amortization, further adjusted to exclude certain items that we do not consider part of our core operating results. Such adjustments include certain unusual, non-cash, non-recurring, cost reduction, and other adjustment items permitted in calculating covenant compliance under our credit agreement and indentures (other than certain pro forma adjustments permitted under our credit agreement and indentures governing the Notes due 2024 and Notes due 2027 relating to the Adjusted EBITDA contribution of acquired entities or businesses prior to the acquisition date). Under our credit agreement and indentures, our ability to engage in certain activities such as incurring certain additional indebtedness, making certain investments, and making restricted payments is tied to ratios based on Adjusted EBITDA (as defined in the credit agreement and indentures). Our definition of Adjusted EBITDA may not be the same as similarly titled measures used by other companies.

Adjusted EBITDA is not defined under GAAP and is subject to important limitations. We believe that the presentation of Adjusted EBITDA is useful to investors because it is frequently used by securities analysts, investors, and other interested parties, including our lenders under the credit agreement and holders of our Notes due 2024 and Notes due 2027, in their evaluation of the operating performance of companies in industries similar to ours. In addition, targets based on Adjusted EBITDA are among the measures we use to evaluate our management’s performance for purposes of determining their compensation under our incentive plans.

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

In calculating Adjusted EBITDA, we add back certain non-cash, non-recurring, and other adjustment items as permitted or required by our credit agreement and indentures. Adjusted EBITDA among other things:

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

Results of Operations, EBITDA, and Adjusted EBITDA

The following table sets forth a summary of our results of operations, EBITDA, and Adjusted EBITDA for the periods indicated (in millions, except per share data):

	Three Months Ended
	December 28, 2019	December 29, 2018	Change	%
Net sales	$6,068.6	$4,615.7	$1,452.9	31.5
Cost of goods sold	5,357.4	4,001.1	1,356.3	33.9
Gross profit	711.2	614.6	96.6	15.7
Operating expenses	630.7	541.6	89.1	16.5
Operating profit	80.5	73.0	7.5	10.3
Other expense, net
Interest expense	26.4	16.0	10.4	65.0
Other, net	(0.2)	0.7	(0.9)	NM
Other expense, net	26.2	16.7	9.5	56.9
Income before income taxes	54.3	56.3	(2.0)	(3.6)
Income tax expense	13.1	13.2	(0.1)	(0.8)
Net income	$41.2	$43.1	$(1.9)	(4.4)
EBITDA	$124.5	$109.4	$15.1	13.8
Adjusted EBITDA	$142.9	$116.9	$26.0	22.2
Weighted-average common shares outstanding:
Basic	104.3	103.9	0.4	0.4
Diluted	106.4	104.9	1.5	1.4
Earnings per common share:
Basic	$0.39	$0.41	$(0.02)	(4.9)
Diluted	$0.39	$0.41	$(0.02)	(4.9)

	Six Months Ended
	December 28, 2019	December 29, 2018	Change	%
Net sales	$12,311.6	$9,155.4	$3,156.2	34.5
Cost of goods sold	10,889.0	7,947.2	2,941.8	37.0
Gross profit	1,422.6	1,208.2	214.4	17.7
Operating expenses	1,278.6	1,084.6	194.0	17.9
Operating profit	144.0	123.6	20.4	16.5
Other expense, net
Interest expense	43.7	31.6	12.1	38.3
Other, net	(0.2)	0.5	(0.7)	NM
Other expense, net	43.5	32.1	11.4	35.5
Income before income taxes	100.5	91.5	9.0	9.8
Income tax expense	23.2	20.2	3.0	14.9
Net income	$77.3	$71.3	$6.0	8.4
EBITDA	$230.7	$195.7	$35.0	17.9
Adjusted EBITDA	$270.6	$212.4	$58.2	27.4
Weighted-average common shares outstanding:
Basic	104.2	103.7	0.5	0.5
Diluted	106.2	105.0	1.2	1.1
Earnings per common share:
Basic	$0.74	$0.69	$0.05	7.2
Diluted	$0.73	$0.68	$0.05	7.4

We believe that the most directly comparable GAAP measure to EBITDA and Adjusted EBITDA is net income. The following table reconciles EBITDA and Adjusted EBITDA to net income for the periods presented:

	Three Months Ended		Six Months Ended
	December 28, 2019	December 29, 2018	December 28, 2019	December 29, 2018
	(In millions)		(In millions)
Net income	$41.2	$43.1	$77.3	$71.3
Interest expense	26.4	16.0	43.7	31.6
Income tax expense	13.1	13.2	23.2	20.2
Depreciation	35.1	27.5	69.0	54.4
Amortization of intangible assets	8.7	9.6	17.5	18.2
EBITDA	124.5	109.4	230.7	195.7
Non-cash items (1)	5.7	4.7	12.7	9.6
Acquisition, integration and reorganization (2)	12.2	1.3	23.8	4.0
Other adjustment items (3)	0.5	1.5	3.4	3.1
Adjusted EBITDA	$142.9	$116.9	$270.6	$212.4

(1)

Includes adjustments for non-cash charges arising from stock-based compensation and gain/loss on disposal of assets. Stock-based compensation expense was $4.4 million and $4.2 million for the second quarter of fiscal 2020 and fiscal 2019, respectively, and $8.8 million and $8.0 in the first six months of fiscal 2020 and fiscal 2019, respectively. In addition, this includes increases in the last-in-first-out (“LIFO”) reserve of $1.1 million and $0.7 million for the second quarter of fiscal 2020 and fiscal 2019, respectively, and increases in the LIFO reserve of $3.7 million and $1.6 million for the first six months of fiscal 2020 and fiscal 2019, respectively.

(2)	Includes professional fees and other costs related to acquisitions, costs of integrating certain of our facilities, and facility closing costs.
(3)

Consists primarily of amounts related to fuel collar derivatives, certain financing transactions, lease amendments, legal settlements and franchise tax expense, and other adjustments permitted by our credit agreement.

Consolidated Results of Operations

Three and six months ended December 28, 2019 compared to the three and six months ended December 29, 2018

Net Sales

Net sales growth is a function of case growth, pricing (which is primarily based on product inflation/deflation), and a changing mix of customers, channels, and product categories sold. Net sales increased $1,452.9 million, or 31.5%, for the second quarter of fiscal 2020 compared to the second quarter of fiscal 2019 and increased $3,156.2 million, or 34.5%, for the first six months of fiscal 2020 compared to the first six months of fiscal 2019. The increase in net sales was primarily attributable to recent acquisitions, sales growth in Vistar, particularly in the corrections, vending, and office coffee service channels, and case growth in Foodservice, particularly in the independent channel. The acquisition of Eby-Brown in the fourth quarter of 2019 contributed $1,260.8 million and $2,634.8 million of net sales in the second quarter and first six months of fiscal 2020, respectively, including $267.3 million and $559.0 million related to excise taxes for the respective periods. Case volume increased 6.7% and 8.7% in the second quarter and first six months of fiscal 2020, respectively, compared to the prior year periods.

Gross Profit

Gross profit increased $96.6 million, or 15.7%, for the second quarter of fiscal 2020 compared to the second quarter of fiscal 2019 and increased $214.4 million, or 17.7%, for the first six months of fiscal 2020 compared to the first six months of fiscal 2019. Within Foodservice, case growth to independent customers positively affected gross profit per case. Independent customers typically receive more services from us, cost more to serve, and pay a higher gross profit per case than other customers. Also, in the second quarter and first six months of fiscal 2020, Foodservice grew our Performance Brand sales, which have higher gross profit per case compared to the other brands we sell. See “—Segment Results—Foodservice” below for additional discussion. Gross profit as a percentage of net sales was 11.7% for the second quarter of fiscal 2020 compared to 13.3% for the second quarter of fiscal 2019, and 11.6% for the first six months of fiscal 2020 compared to 13.2% for the first six months of fiscal 2019; the decrease reflecting Eby-Brown’s lower margins primarily due to tobacco sales.

Operating Expenses

Operating expenses increased $89.1 million, or 16.5%, for the second quarter of fiscal 2020 compared to the second quarter of fiscal 2019 and increased $194.0 million, or 17.9%, for the first six months of fiscal 2020 compared to the first six months of fiscal 2019. The increase in operating expenses for both the second quarter and first six months of fiscal 2020 was primarily driven by recent acquisitions and the increase in case volume and the resulting impact on variable operational and selling expenses. Operating expenses also increased by $6.5 million for the second quarter and $12.9 million for the first six months of fiscal 2020 as a result of professional fees related to acquisitions.

Depreciation and amortization of intangible assets increased from $37.1 million in the second quarter of fiscal 2019 to $43.8 million in the second quarter of fiscal 2020. Depreciation and amortization of intangible assets increased from $72.6 million for the first six months of fiscal 2019 to $86.5 million in the first six months of fiscal 2020. Depreciation of fixed assets increased as a result of capital outlays to support our growth.

Net Income

Net income decreased $1.9 million, or 4.4%, for the second quarter of fiscal 2020 compared to the second quarter of fiscal 2019. The decrease in net income was primarily attributable to a $10.4 million increase in interest expense, partially offset by a $7.5 million increase in operating profit. Net income increased $6.0 million, or 8.4%, for the first six months of fiscal 2020 compared to the first six months of fiscal 2019. The increase in net income was primarily attributable to a $20.4 million increase in operating profit, partially offset by a $12.1 million increase in interest expense and a $3.0 million increase in income tax expense.

The increase in operating profit was a result of the increase in gross profit discussed above, partially offset by the increase in operating expenses. The increase in interest expense was primarily the result of an increase in borrowings during fiscal 2020 compared to fiscal 2019.

The increase in income tax expense was primarily a result of the increase in income before taxes. Our effective tax rate for the three months ended December 28, 2019 was 24.2% compared to 23.4% for the three months ended December 29, 2018 and 23.1% for the first six months of fiscal 2020 compared to 22.1% for the first six months of fiscal 2019. The increase in the tax rate was due to an increase in non-deductible expenses and state income taxes, partially offset by a decrease in excess tax benefits related to stock-based compensation as a percentage of income before taxes.

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

The following tables set forth net sales and EBITDA by segment for the periods indicated (dollars in millions):

Net Sales

	Three Months Ended
	December 28, 2019	December 29, 2018	Change	%
Foodservice	$3,847.4	$3,671.9	$175.5	4.8
Vistar	2,219.2	941.9	1,277.3	135.6
Corporate & All Other	78.6	69.3	9.3	13.4
Intersegment Eliminations	(76.6)	(67.4)	(9.2)	(13.6)
Total net sales	$6,068.6	$4,615.7	$1,452.9	31.5

	Six Months Ended
	December 28, 2019	December 29, 2018	Change	%
Foodservice	$7,778.3	$7,317.9	$460.4	6.3
Vistar	4,530.3	1,834.5	2,695.8	147.0
Corporate & All Other	158.6	139.1	19.5	14.0
Intersegment Eliminations	(155.6)	(136.1)	(19.5)	(14.3)
Total net sales	$12,311.6	$9,155.4	$3,156.2	34.5

EBITDA

	Three Months Ended
	December 28, 2019	December 29, 2018	Change	%
Foodservice	$113.6	$104.3	$9.3	8.9
Vistar	56.6	45.4	11.2	24.7
Corporate & All Other	(45.7)	(40.3)	(5.4)	(13.4)
Total EBITDA	$124.5	$109.4	$15.1	13.8

	Six Months Ended
	December 28, 2019	December 29, 2018	Change	%
Foodservice	$217.6	$196.3	$21.3	10.9
Vistar	108.1	77.0	31.1	40.4
Corporate & All Other	(95.0)	(77.6)	(17.4)	(22.4)
Total EBITDA	$230.7	$195.7	$35.0	17.9

Segment Results—Foodservice

Three and six months ended December 28, 2019 compared to the three and six months ended December 29, 2018

Net Sales

Net sales for Foodservice increased $175.5 million, or 4.8%, from the second quarter of fiscal 2019 to the second quarter of fiscal 2020 and increased $460.4 million, or 6.3%, from the first six months of fiscal 2019 to the first six months of fiscal 2020. These increases in net sales were attributable to growth in cases sold, as well as an increase in selling price per case as a result of inflation. Securing new and expanded business with independent customers resulted in independent case growth of approximately 4.9% in the second quarter and 5.2% in the first six months of fiscal 2020 compared to the prior year periods. For the quarter, independent sales as a percentage of total segment sales were 33.7%.

EBITDA

EBITDA for Foodservice increased $9.3 million, or 8.9%, from the second quarter of fiscal 2019 to the second quarter of fiscal 2020 and increased $21.3 million, or 10.9%, from the first six months of fiscal 2019 to the first six months of fiscal 2020. These increases were the result of an increase in gross profit, partially offset by an increase in operating expenses excluding depreciation and amortization. Gross profit increased 5.6% in the second quarter of fiscal 2020 and 6.4% in the first six months of fiscal 2020, compared to the prior year periods, as a result of an increase in the gross profit per case, as well as an increase in cases sold. The increase in gross profit per case was driven by a favorable shift in the mix of cases sold, including more Performance Brands products sold to our independent customers, as well as by an increase in procurement gains. Independent business has higher gross margins than Chain customers within this segment.

Operating expenses excluding depreciation and amortization for Foodservice increased by $16.7 million, or 4.6%, from the second quarter of fiscal 2019 to the second quarter of fiscal 2020 and increased by $38.4 million, or 5.2%, from the first six months of fiscal 2019 to the first six months of fiscal 2020. Operating expenses increased as a result of an increase in case volume and the resulting impact on variable operational and selling expenses, as well as an increase in personnel expenses.

Depreciation and amortization of intangible assets recorded in this segment increased from $21.7 million in the second quarter of fiscal 2019 to $25.8 million in the second quarter of fiscal 2020 and increased from $42.6 million in the first six months of fiscal 2019 to $50.4 million in the first six months of fiscal 2020. This increase was the result of capital outlays for transportation equipment and information technology.

Segment Results—Vistar

Three and six months ended December 28, 2019 compared to the three and six months ended December 29, 2018

Net Sales

Net sales for Vistar increased $1,277.3 million, or 135.6%, from the second quarter of fiscal 2019 to the second quarter of fiscal 2020 and increased $2,695.8 million, or 147.0%, from the first six months of fiscal 2019 to the first six months of fiscal 2020. This increase was driven by recent acquisitions, as well as by sales growth in the segment’s corrections, vending, and office coffee service channels. The acquisition of Eby-Brown in the fourth quarter of 2019 contributed $1,260.8 million and $2,634.8 million of net sales in the second quarter and first six months of fiscal 2020, respectively, including $267.3 million and $559.0 million related to excise taxes for the respective periods.

EBITDA

EBITDA for Vistar increased $11.2 million, or 24.7%, from the second quarter of fiscal 2019 to the second quarter of fiscal 2020 and increased $31.1 million, or 40.4%, from the first six months of fiscal 2019 to the first six months of fiscal 2020. Gross profit dollar growth of $70.1 million, or 49.0%, for the second quarter fiscal 2020 and $153.4 million, or 57.4%, for the first six months of fiscal 2020 compared to the respective prior year periods, was driven by recent acquisitions. On occasion, the Company may now earn a higher gross profit on cigarette inventory and excise tax stamp quantities when manufacturers increase their prices or when jurisdictions increase their excise tax rates. During the first six months of fiscal 2020 the Company recognized $5.6 million of gross profit related to increases in excise tax rates. Additionally, there was an increase in procurement gains, as well as a favorable shift in channel mix that impacted this segment. Gross profit as a percentage of net sales declined from 15.2% for the second quarter of fiscal 2019 to 9.6% for the second quarter of fiscal 2020 and from 14.6% for the first six months of fiscal 2019 to 9.3% the first six months of fiscal 2020 as a result of Eby-Brown’s lower margins.

Operating expense dollar growth, excluding depreciation and amortization, increased $58.9 million, or 60.2%, for the second quarter of fiscal 2020 and $122.3 million, or 64.2%, for the first six months of fiscal 2020 compared to the prior year periods. Operating expenses increased primarily as a result of the acquisition of Eby-Brown.

Depreciation and amortization of intangible assets recorded in this segment increased from $9.3 million in the second quarter of fiscal 2019 to $11.5 million in the second quarter of fiscal 2020 and increased from $18.2 million in the first six months of fiscal 2019 to $23.1 million in the first six months of fiscal 2020. Depreciation of fixed assets and amortization of intangible assets increased as a result of recent acquisitions.

Segment Results—Corporate & All Other

Three and six months ended December 28, 2019 compared to the three and six months ended December 29, 2018

Net Sales

Net sales for Corporate & All Other increased $9.3 million from the second quarter of fiscal 2019 to the second quarter of fiscal 2020 and increased $19.5 million from the first six months of fiscal 2019 to the first six months of fiscal 2020. The increase was primarily attributable to an increase in logistics services provided to our other segments.

EBITDA

EBITDA for Corporate & All Other was a negative $45.7 million for the second quarter of fiscal 2020 compared to a negative $40.3 million for the second quarter of fiscal 2019 and was a negative $95.0 million for the first six months of fiscal 2020 compared to a negative $77.6 million for the first six months of fiscal 2019. These declines in EBITDA were primarily driven by an increase in professional and legal fees of $5.8 million and $12.1 million in the second quarter of fiscal 2020 and the first six months of fiscal 2020, respectively, compared to prior year periods.

Depreciation and amortization of intangible assets recorded in this segment increased from $6.1 million in the second quarter of fiscal 2019 to $6.5 million in the second quarter of fiscal 2020 and increased from $11.8 million in the first six months of fiscal 2019 to $13.0 million in the first six months of fiscal 2020 as a result of recent capital outlays for information technology.

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

We borrow under our credit facility or pay it down regularly based on our cash flows from operating and investing activities. Our practice is to minimize interest expense while maintaining reasonable liquidity.

As market conditions warrant, we may from time to time seek to repurchase our securities or loans in privately negotiated or open market transactions, by tender offer or otherwise. Any such repurchases may be funded by incurring new debt, including additional borrowings under our credit facility. In addition, depending on conditions in the credit and capital markets and other factors, we will, from time to time, consider other financing transactions, the proceeds of which could be used to refinance our indebtedness, make investments or acquisitions or for other purposes. Any new debt may be secured debt.

At December 28, 2019, our cash balance totaled $1,101.9 million, including restricted cash of $1,089.2 million, as compared to a cash balance totaling $25.4 million, including restricted cash of $10.7 million, at June 29, 2019. This increase in cash during the first six months of fiscal 2020 was attributable to net cash provided by operating activities of $157.8 million and net cash provided by financing activities of $967.2 million, partially offset by net cash used in investing activities of $48.5 million.

On September 27, 2019, the Escrow Issuer (which merged with and into Performance Food Group, Inc. upon the completion of the Reinhart acquisition) issued and sold $1,060.0 million aggregate principal amount of its Notes due 2027. As of December 28, 2019, the gross proceeds from the issuance of the Notes due 2027 were held in escrow and are classified as restricted cash on the Company’s consolidated balance sheet.

On December 30, 2019, PFGC and Performance Food Group, Inc. entered into the Amended Credit Agreement and borrowed $466.5 million to help finance the Reinhart acquisition. See “Financing Activities” below for a full description of the amended terms related to the Amended Credit Agreement.

On December 30, 2019, the Company physically settled the equity forward at the forward sale price of $42.70 per share, net of the underwriting discount. The Company used the $491.0 million net proceeds from the offering of shares of the Company’s common stock to finance part of the cash consideration payable in connection with the acquisition of Reinhart.

Following the completion of the Reinhart acquisition on December 30, 2019, the funds related to the Notes due 2027 were released from escrow and were used, together with the net proceeds from the offering of shares of the Company’s common stock and borrowings under the Amended Credit Agreement, to fund the cash consideration for the Reinhart acquisition and to pay related fees and expenses.

Operating Activities

Six months ended December 28, 2019 compared to the six months ended December 29, 2018

During the first six months of fiscal 2020 and fiscal 2019, our operating activities provided cash flow of $157.8 million and $70.0 million, respectively. The increase in cash flows provided by operating activities in the first six months of fiscal 2020 compared to the first six months of fiscal 2019 was largely driven by higher operating income and improvements in working capital.

Investing Activities

Cash used in investing activities totaled $48.5 million in the first six months of fiscal 2020 compared to $116.4 million in the first six months of fiscal 2019. These investments consisted primarily of payments for business acquisitions of $57.0 million for the first six months of fiscal 2019 with no corresponding amount for the first six months of fiscal 2020, and capital purchases of property, plant, and equipment of $49.0 million and $60.1 million for the first six months of fiscal 2020 and the first six months of fiscal 2019, respectively. For the first six months of fiscal 2020, purchases of property, plant, and equipment primarily consisted of outlays for information technology, warehouse equipment, warehouse expansions and improvements, and transportation equipment. The following table presents the capital purchases of property, plant, and equipment by segment:

	Six Months Ended
(Dollars in millions)	December 28, 2019	December 29, 2018
Foodservice	$16.3	$42.7
Vistar	21.5	6.7
Corporate & All Other	11.2	10.7
Total capital purchases of property, plant and equipment	$49.0	$60.1

As of December 28, 2019, the Company had commitments of $20.6 million for capital projects related to warehouse expansion and improvements and warehouse equipment. The Company anticipates using cash flows from operations or borrowings from the Amended Credit Agreement to fulfill these commitments.

Financing Activities

During the first six months of fiscal 2020, our financing activities provided cash flow of $967.2 million, which consisted primarily of $1,060.0 million in cash received from the issuance and sale of the Notes due 2027, partially offset by $72.6 million in net payments under our ABL Facility.

During the first six months of fiscal 2019, our financing activities provided cash flow of $46.7 million, which consisted primarily of $65.4 million in net borrowings under our ABL Facility.

The following describes our financing arrangements as of December 28, 2019:

ABL Facility: As of December 28, 2019, PFGC, a wholly-owned subsidiary of the Company, is a party to the ABL Facility, which has an aggregate principal amount of $2.4 billion and matures on May 17, 2024. Performance Food Group, Inc., a wholly-owned subsidiary of PFGC, is the lead borrower under the ABL Facility, which is jointly and severally guaranteed by, and secured by the majority of the assets of, PFGC and all material domestic direct and indirect wholly-owned subsidiaries of PFGC (other than captive insurance subsidiaries and other excluded subsidiaries). Availability for loans and letters of credit under the ABL Facility is governed by a borrowing base, determined by the application of specified advance rates against eligible assets, including trade accounts receivable, inventory, owned real properties, and owned transportation equipment. The borrowing base is reduced quarterly by a cumulative fraction of the real properties and transportation equipment values. Advances on accounts receivable and inventory are subject to change based on periodic commercial finance examinations and appraisals, and the real property and transportation equipment values included in the borrowing base are subject to change based on periodic appraisals. Audits and appraisals are conducted at the direction of the administrative agent for the benefit and on behalf of all lenders.

Borrowings under the ABL Facility bear interest, at Performance Food Group, Inc.’s option, at (a) the Base Rate (defined as the greater of (i) the Federal Funds Rate in effect on such date plus 0.5%, (ii) the Prime Rate on such day, or (iii) one month LIBOR plus 1.0%) plus a spread or (b) LIBOR plus a spread. The ABL Facility also provides for an unused commitment fee of 0.25%.

The following table summarizes outstanding borrowings, availability, and the average interest rate under the ABL Facility:

(Dollars in millions)	As of December 28, 2019	As of June 29, 2019
Aggregate borrowings	$786.4	$859.0
Letters of credit under credit agreements	95.0	89.9
Excess availability, net of lenders’ reserves of $40.3 and $38.6	1,295.2	1,182.7
Average interest rate	3.22%	4.01%

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

Amended Credit Agreement: On December 30, 2019, PFGC and Performance Food Group, Inc. entered into the Amended Credit Agreement with Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent, and the other lenders party thereto, which amends and restates the ABL Facility. The Amended Credit Agreement, among other things, (i) increases the aggregate principal amount available to $3.0 billion and (ii) extends the stated maturity date to December 30, 2024. Like the ABL Facility, the

Amended Credit Agreement provides for up to $800 million of uncommitted incremental facilities. Additionally, certain covenants were amended to require the maintenance of a minimum consolidated fixed charge coverage ratio if excess availability falls below the greater of (i) $200.0 million and (ii) 10% of the lesser of the borrowing base and the revolving credit facility amount for five consecutive business days.

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

Upon the occurrence of a change of control triggering event or upon the sale of certain assets in which Performance Food Group, Inc. does not apply the proceeds as required, the holders of the Notes due 2024 will have the right to require Performance Food Group, Inc. to make an offer to repurchase each holder’s Notes due 2024 at a price equal to 101% (in the case of a change of control triggering event) or 100% (in the case of an asset sale) of their principal amount, plus accrued and unpaid interest. Performance Food Group, Inc. currently may redeem all or part of the Notes due 2024 at a redemption price equal to 102.750% of the principal amount redeemed, plus accrued and unpaid interest. The redemption price decreases to 101.325% and 100.000% of the principal amount redeemed on June 1, 2020 and June 1, 2021, respectively.

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

Senior Notes due 2027: On September 27, 2019, Escrow Issuer (to be merged with and into Performance Food Group, Inc.) issued and sold $1,060.0 million aggregate principal amount of Notes due 2027. On December 30, 2019, the proceeds from the Notes due 2027 were used to finance part of the Reinhart acquisition and other transaction costs incurred with the Notes due 2027.

Following the completion of the Reinhart acquisition, Performance Food Group, Inc. assumed the obligation of the Escrow Issuer and the Notes due 2027 are jointly and severally guaranteed on a senior unsecured basis by PFGC and all domestic direct and indirect wholly-owned subsidiaries of PFGC (other than captive insurance subsidiaries and other excluded subsidiaries). The Notes due 2027 are not guaranteed by Performance Food Group Company.

The Notes due 2027 were issued at 100.0% of their par value. The Notes due 2027 mature on October 15, 2027 and bear interest at a rate of 5.500% per year, payable semi-annually in arrears.

Upon the occurrence of a change of control triggering event or upon the sale of certain assets in which Performance Food Group, Inc. does not apply the proceeds as required, the holders of the Notes due 2027 will have the right to require Performance Food Group, Inc. to repurchase each holder’s Notes due 2027 at a price equal to 101% (in the case of a change of control triggering event) or 100% (in the case of an asset sale) of their principal amount, plus accrued and unpaid interest. Performance Food Group, Inc. may redeem all or a part of the Notes due 2027 at any time prior to October 15, 2022 at a redemption price equal to 100% of the principal amount of the Notes due 2027 being redeemed plus a make-whole premium and accrued and unpaid interest, if any, to, but not including, the redemption date. In addition, beginning on October 15, 2022, Performance Food Group, Inc. may redeem all or a part of the Notes due 2027 at a redemption price equal to 102.750% of the principal amount redeemed, plus accrued and unpaid interest. The redemption price decreases to 101.375% and 100% of the principal amount redeemed on October 15, 2023 and October 15, 2024, respectively. In addition, at any time prior to October 15, 2022, Performance Food Group Inc. may redeem up to 40% of the Notes due 2027 from the proceeds of certain equity offerings at a redemption price equal to 105.500% of the principal amount thereof, plus accrued and unpaid interest.

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

Letters of Credit Facility: On August 9, 2018, Performance Food Group, Inc. and PFGC entered into the Letters of Credit Facility.  The Letters of Credit Facility is an uncommitted facility that provides for the issuance of letters of credit in an aggregate amount not to exceed $40.0 million. Each letter of credit shall have a term not to exceed one year; however, a letter of credit may renew automatically in accordance with its terms. A fee equal to 2.5% per annum on the average daily amount available to be drawn on each day under each outstanding letter of credit is payable quarterly. As of December 28, 2019, the Company has $28.3 million letters of credit outstanding under the Letters of Credit Facility.

As of December 28, 2019, we were in compliance with all of the covenants under the ABL Facility and the indentures governing the Notes due 2024 and Notes due 2027.

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

Total assets for Foodservice increased $242.4 million from $3,056.7 million as of December 29, 2018 to $3,299.1 million as of December 28, 2019. During this time period, this segment increased its property, plant and equipment, inventory and accounts receivable, which was partially offset by a decrease in intangible assets. Total assets for Foodservice increased $146.8 million from $3,152.3 million as of June 29, 2019 to $3,299.1 million as of December 28, 2019. For both periods, Foodservice’s assets also increased as a result of the Company’s June 30, 2019 adoption of ASC 842 and the recognition of operating lease right-of-use assets of $153.4 million.

Total assets for Vistar increased $620.4 million from $881.6 million as of December 29, 2018 to $1,502.0 million as of December 28, 2019. During this time period, this segment increased its accounts receivable, inventory, property, plant and equipment, and goodwill, primarily due to acquisitions. Total assets for Vistar increased $231.0 million from $1,271.0 million as of June 29, 2019 to $1,502.0 million as of December 28, 2019. For both periods, Vistar’s assets also increased as a result of the Company’s June 30, 2019 adoption of ASC 842 and the recognition of operating lease right-of-use assets of $227.3 million.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) under the Exchange Act), that occurred during the fiscal quarter ended December 28, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to various allegations, claims, and legal actions arising in the ordinary course of business.

While it is impossible to determine with certainty the ultimate outcome of any of these proceedings, lawsuits, and claims, management believes that adequate provisions have been made or insurance secured for all currently pending proceedings so that the ultimate outcomes will not have a material adverse effect on our financial position. During the three months ended December 28, 2019, there have been no material changes to legal proceedings from those discussed in the Form 10-K.

Item 1A.	Risk Factors

There have been no material changes to our principal risks that we believe are material to our business, results of operations, and financial condition from the risk factors previously disclosed in the Form 10-K, which is accessible on the SEC’s website at www.sec.gov.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information relating to our purchases of the Company’s common stock during the second quarter of fiscal 2020.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan (in millions)(2)
September 29, 2019—October 26, 2019	33,288	$46.01	—	240.7
October 27, 2019—November 23, 2019	1,401	43.51	—	240.7
November 24, 2019—December 28, 2019	3,265	46.72	—	240.7
Total	37,954	$45.98	—

(1)

During the second quarter of fiscal 2020, the Company repurchased 37,954 shares of the Company’s common stock via share withholding for option cost and payroll tax obligations due from employees in connection with the delivery of shares of the Company’s common stock under our incentive plans.

(2)

On November 13, 2018, the Board of Directors authorized a share repurchase program for up to $250 million of the Company’s outstanding common stock. The share repurchase program does not have an expiration date and may be amended, suspended, discontinued at any time. Repurchases under this program depend upon market place conditions and other factors, including compliance with the covenants under the Amended Credit Agreement and the indentures governing the Notes due 2024 and Notes due 2027. The share repurchase program remains subject to the discretion of the Board of Directors. During the three months ended December 28, 2019, the Company did not repurchase any shares pursuant to the share repurchase program. As of December 28, 2019, approximately $240.7 million remained available for additional share repurchases.

Item 3:	Defaults Upon Senior Securities

None

Item 4:	Mine Safety Disclosures

Not applicable

Item 5:	Other Information

None

Item 6:	Exhibits

Exhibit No.	Description

3.1

Amended and Restated Certificate of Incorporation of Performance Food Group Company (incorporate by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-37578) filed with the Securities and Exchange Commission on November 13, 2019).

4.1

First Supplemental Indenture, dated December 30, 2019, by and among PFG Escrow Corporation, PFGC, Inc., each of the subsidiaries of PFGC, Inc. signatory thereto, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-37578) filed with the Securities and Exchange Commission on December 30, 2019).

10.1	Form of Restricted Stock Unit Agreement (Non-Employee Director) under the 2015 Omnibus Incentive Plan, as amended.

10.2	Form of Deferred Stock Unit Agreement (Non-Employee Director) under the 2015 Omnibus Incentive Plan, as amended.

10.3

Form of Fourth Amended and Restated Credit Agreement, dated December 30, 2019, among PFGC, Inc., Performance Food Group, Inc., Wells Fargo, National Association, as Administrative Agent and Collateral Agent, the other borrowers from time to time party thereto, and the other lenders thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37578) filed with the Securities and Exchange Commission on December 31, 2019).

10.4

Amendment No. 1 to the 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A (File No. 001-37578) filed with the Securities and Exchange Commission on November 19, 2019).

10.5	Performance Food Group Company Deferred Compensation Plan.

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

PERFORMANCE FOOD GROUP COMPANY (Registrant)

Dated: February 5, 2020	By:	/s/ James D. Hope
	Name:	James D. Hope
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)