Form 10-Q
period 2020-03-28
Performance Food Group Co
filed 2020-05-05
CIK 1618673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2020

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

132,481,347 shares of common stock were outstanding as of April 22, 2020.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q (this “Form 10-Q”) may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. All statements, other than statements of historical facts included in this Form 10-Q, including statements concerning our plans, objectives, goals, beliefs, business strategies, future events, business conditions, our results of operations, financial position, our business outlook, business trends and other information are forward-looking statements. Words such as “estimates,” “expects,” “contemplates,” “will,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts,” “may,” “should” and variations of such words or similar expressions are intended to identify forward-looking statements. The forward-looking statements are not historical facts, and are based upon our current expectations, beliefs, estimates and projections, and various assumptions, many of which, by their nature, are inherently uncertain and beyond our control. Our expectations, beliefs, estimates and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs, estimates and projections will result or be achieved and actual results may vary materially from what is expressed in or indicated by the forward-looking statements.

There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. Such risks, uncertainties and other important factors that could cause actual results to differ include, among others, the risks, uncertainties and factors set forth under Part I, Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2019 (the “Form 10-K”), as such risk factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission (the “SEC”), including under Part II, Item 1A, Risk Factors of this Form 10-Q, and are accessible on the SEC’s website at www.sec.gov, and also include the following:

•	the impact of the novel coronavirus (“COVID-19”) pandemic on the global markets, the restaurant industry, and our business specifically is currently unknown;
•	competition in our industry is intense, and we may not be able to compete successfully;
•	we operate in a low margin industry, which could increase the volatility of our results of operations;
•	we may not realize anticipated benefits from our operating cost reduction and productivity improvement efforts;
•	our profitability is directly affected by cost inflation and deflation and other factors;
•	we do not have long-term contracts with certain of our customers;
•	group purchasing organizations may become more active in our industry and increase their efforts to add our customers as members of these organizations;
•	changes in eating habits of consumers;
•	extreme weather conditions;
•	our reliance on third-party suppliers;
•	labor relations and cost risks and availability of qualified labor;
•	volatility of fuel and other transportation costs;
•	inability to adjust cost structure where one or more of our competitors successfully implement lower costs;
•	we may be unable to increase our sales in the highest margin portion of our business;
•	changes in pricing practices of our suppliers;
•	our growth strategy may not achieve the anticipated results;
•	risks relating to acquisitions, including the risk that we are not able to realize benefits of acquisitions or successfully integrate the businesses we acquire;
•	environmental, health, and safety costs;
•	the risk that we fail to comply with requirements imposed by applicable law or government regulations;
•	our reliance on technology and risks associated with disruption or delay in implementation of new technology;
•	costs and risks associated with a potential cybersecurity incident or other technology disruption;
•	product liability claims relating to the products we distribute and other litigation;
•	adverse judgements or settlements;
•	negative media exposure and other events that damage our reputation;

•	anticipated multiemployer pension related liabilities and contributions to our multiemployer pension plan;
•	decrease in earnings from amortization charges associated with acquisitions;
•	impact of uncollectibility of accounts receivable;
•	difficult economic conditions affecting consumer confidence;
•	departure of key members of senior management;
•	risks relating to federal, state, and local tax rules;
•	the cost and adequacy of insurance coverage;
•	risks relating to our outstanding indebtedness;
•	our ability to raise additional capital;
•	our ability to maintain an effective system of disclosure controls and internal control over financial reporting;
•

the possibility that the expected synergies and value creation from the acquisition of Reinhart Foodservice L.L.C. (“Reinhart”) will not be realized or will not be realized within the expected time period; and

•	the risk that, as a result of the recent Reinhart acquisition, the combined company may not be able to effectively manage its expanded operations.

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

Part I – FINANCIAL INFORMATION

Item 1.	Financial Statements

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except per share data)	As of March 28, 2020	As of June 29, 2019
ASSETS
Current assets:
Cash	$372.1	$14.7
Accounts receivable, less allowances of $49.4 and $22.0	1,304.4	1,227.3
Inventories, net	1,803.1	1,356.9
Prepaid expenses and other current assets	106.3	71.7
Total current assets	3,585.9	2,670.6
Goodwill	1,348.9	765.8
Other intangible assets, net	947.9	194.3
Property, plant and equipment, net	1,481.6	950.5
Operating lease right-of-use assets	440.8	-
Restricted cash	11.1	10.7
Other assets	54.6	61.6
Total assets	$7,870.8	$4,653.5
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Outstanding checks in excess of deposits	$-	$206.9
Trade accounts payable	1,372.9	1,130.8
Accrued expenses and other current liabilities	561.0	343.3
Finance lease obligations—current installments	28.1	18.3
Operating lease obligations—current installments	83.3	-
Total current liabilities	2,045.3	1,699.3
Long-term debt	3,186.4	1,202.9
Deferred income tax liability, net	100.4	108.0
Finance lease obligations, excluding current installments	182.1	128.9
Operating lease obligations, excluding current installments	360.6	-
Other long-term liabilities	172.8	216.2
Total liabilities	6,047.6	3,355.3
Commitments and contingencies (Note 11)
Shareholders’ equity:
Common Stock: $0.01 par value per share, 1.0 billion shares authorized, 115.8 million shares issued and outstanding as of March 28, 2020; 1.0 billion shares authorized, 103.8 million shares issued and outstanding as of June 29, 2019	1.1	1.0
Additional paid-in capital	1,362.4	866.7
Accumulated other comprehensive loss, net of tax benefit of $2.8 and $0.1	(8.1)	(0.2)
Retained earnings	467.8	430.7
Total shareholders’ equity	1,823.2	1,298.2
Total liabilities and shareholders’ equity	$7,870.8	$4,653.5

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per share data)	Three Months Ended March 28, 2020	Three Months Ended March 30, 2019	Nine Months Ended March 28, 2020	Nine Months Ended March 30, 2019
Net sales	$7,000.7	$4,689.0	$19,312.3	$13,844.4
Cost of goods sold	6,193.2	4,084.3	17,082.2	12,031.5
Gross profit	807.5	604.7	2,230.1	1,812.9
Operating expenses	824.9	545.5	2,103.5	1,630.1
Operating (loss) profit	(17.4)	59.2	126.6	182.8
Other expense, net:
Interest expense	35.2	16.5	78.9	48.1
Other, net	7.9	(1.0)	7.7	(0.5)
Other expense, net	43.1	15.5	86.6	47.6
(Loss) income before taxes	(60.5)	43.7	40.0	135.2
Income tax (benefit) expense	(20.3)	11.4	2.9	31.6
Net (loss) income	$(40.2)	$32.3	$37.1	$103.6
Weighted-average common shares outstanding:
Basic	115.9	103.8	108.1	103.8
Diluted	115.9	105.1	109.5	105.1
(Loss) earnings per common share:
Basic	$(0.35)	$0.31	$0.34	$1.00
Diluted	$(0.35)	$0.31	$0.34	$0.99

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

($ in millions)	Three months ended March 28, 2020	Three months ended March 30, 2019	Nine Months Ended March 28, 2020	Nine Months Ended March 30, 2019
Net (loss) income	$(40.2)	$32.3	$37.1	$103.6
Other comprehensive loss, net of tax:
Interest rate swaps:
Change in fair value, net of tax	(6.7)	(1.5)	(6.7)	(3.7)
Reclassification adjustment, net of tax	(0.4)	(0.9)	(1.2)	(2.2)
Other comprehensive loss	(7.1)	(2.4)	(7.9)	(5.9)
Total comprehensive (loss) income	$(47.3)	$29.9	$29.2	$97.7

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Shareholders’
(In millions)	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance as of December 29, 2018	103.8	$1.0	$863.2	$5.7	$335.2	$1,205.1
Issuance of common stock under stock-based compensation plans	0.1	—	(0.5)	—	—	(0.5)
Net income	—	—	—	—	32.3	32.3
Interest rate swaps	—	—	—	(2.4)	—	(2.4)
Stock-based compensation expense	—	—	3.8	—	—	3.8
Common stock repurchased	(0.1)	—	(4.1)	—	—	(4.1)
Balance as of March 30, 2019	103.8	$1.0	$862.4	$3.3	$367.5	$1,234.2

Balance as of December 28, 2019	104.4	$1.0	$870.5	$(1.0)	$508.0	$1,378.5
Issuance of common stock under stock-based compensation plans	0.1	—	1.8	—	—	1.8
Net loss	—	—	—	—	(40.2)	(40.2)
Interest rate swaps	—	—	—	(7.1)	—	(7.1)
Issuance of common stock in secondary offering, net of underwriter discount and offering costs	11.6	0.1	490.5	—	—	490.6
Stock-based compensation expense	—	—	4.6	—	—	4.6
Common stock repurchased	(0.3)	—	(5.0)	—	—	(5.0)
Balance as of March 28, 2020	115.8	$1.1	$1,362.4	$(8.1)	$467.8	$1,823.2

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Shareholders’
(In millions)	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance as of June 30, 2018	103.2	$1.0	$861.2	$8.3	$264.8	$1,135.3
Issuance of common stock under stock-based compensation plans	0.9	—	(1.3)	—	—	(1.3)
Net income	—	—	—	—	103.6	103.6
Interest rate swaps	—	—	—	(5.9)	—	(5.9)
Stock-based compensation expense	—	—	11.8	—	—	11.8
Common stock repurchased	(0.3)	—	(9.3)	—	—	(9.3)
Change in accounting principle(1)	—	—	—	0.9	(0.9)	—
Balance as of March 30, 2019	103.8	$1.0	$862.4	$3.3	$367.5	$1,234.2

Balance as of June 29, 2019	103.8	$1.0	$866.7	$(0.2)	$430.7	$1,298.2
Issuance of common stock under stock-based compensation plans	0.7	—	(3.2)	—	—	(3.2)
Net income	—	—	—	—	37.1	37.1
Interest rate swaps	—	—	—	(7.9)	—	(7.9)
Issuance of common stock in secondary offering, net of underwriter discount and offering costs	11.6	0.1	490.5	—	—	490.6
Stock-based compensation expense	—	—	13.4	—	—	13.4
Common stock repurchased	(0.3)	—	(5.0)	—	—	(5.0)
Balance as of March 28, 2020	115.8	$1.1	$1,362.4	$(8.1)	$467.8	$1,823.2

(1)	As of the beginning of fiscal 2019, the Company elected to early adopt the provisions of ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

($ in millions)	Nine Months Ended March 28, 2020	Nine Months Ended March 30, 2019
Cash flows from operating activities:
Net income	$37.1	$103.6
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	118.3	83.7
Amortization of intangible assets	67.5	28.6
Amortization of deferred financing costs	3.6	3.4
Provision for losses on accounts receivables	30.3	12.4
Stock compensation expense	14.0	11.8
Deferred income tax (benefit) expense	(4.8)	2.5
Other non-cash activities	28.4	(0.1)
Changes in operating assets and liabilities, net
Accounts receivable	192.9	(63.6)
Inventories	(160.7)	(61.3)
Prepaid expenses and other assets	(27.2)	24.9
Trade accounts payable	7.7	67.4
Outstanding checks in excess of deposits	(305.0)	15.2
Accrued expenses and other liabilities	15.5	32.0
Net cash provided by operating activities	17.6	260.5
Cash flows from investing activities:
Purchases of property, plant and equipment	(101.1)	(93.1)
Net cash paid for acquisitions	(1,989.0)	(57.7)
Proceeds from sale of property, plant and equipment	0.8	1.0
Net cash used in investing activities	(2,089.3)	(149.8)
Cash flows from financing activities:
Net borrowings (payments) under ABL Facility	950.4	(81.7)
Payments on financed property, plant and equipment	(1.7)	(5.0)
Net proceeds from issuance of common stock	490.6	—
Borrowing of Notes due 2027	1,060.0	—
Cash paid for acquisitions	(7.2)	(3.5)
Payments under finance lease obligations	(16.9)	(9.3)
Proceeds from exercise of stock options	4.7	6.2
Cash paid for shares withheld to cover taxes	(7.9)	(7.5)
Repurchases of common stock	(5.0)	(9.3)
Cash paid for debt issuance, extinguishment and modifications	(37.5)	—
Net cash provided by (used in) financing activities	2,429.5	(110.1)
Net increase in cash and restricted cash	357.8	0.6
Cash and restricted cash, beginning of period	25.4	17.8
Cash and restricted cash, end of period	$383.2	$18.4

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

(In millions)	As of March 28, 2020	As of June 29, 2019
Cash	$372.1	$14.7
Restricted cash(1)	11.1	10.7
Total cash and restricted cash	$383.2	$25.4

(1)	Restricted cash represents amounts required by insurers to collateralize a part of the deductibles for the Company’s workers’ compensation and liability claims.

Supplemental disclosures of non-cash transactions are as follows:

(In millions)	Nine Months Ended March 28, 2020	Nine Months Ended March 30, 2019
Debt assumed through finance lease obligations	$79.9	$90.0
Purchases of property, plant and equipment, financed	1.6	3.0

Supplemental disclosures of cash flow information are as follows:

(In millions)	Nine Months Ended March 28, 2020	Nine Months Ended March 30, 2019
Cash paid during the year for:
Interest	$47.5	$43.6
Income taxes paid, net of refunds	28.5	3.2

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Summary of Business Activities

Business Overview

Performance Food Group Company, through its subsidiaries, markets and distributes primarily national and company-branded food and food-related products to customer locations across the United States. The Company serves both of the major customer types in the restaurant industry: (i) independent customers, and (ii) multi-unit, or “Chain” customers, which include some of the most recognizable family and casual dining restaurant chains, as well as schools, business and industry locations, and healthcare facilities. The Company also specializes in distributing candy, snacks, beverages, cigarettes, other tobacco products and other items nationally to vending distributors, big box retailers, theaters, convenience stores, and hospitality providers.

Share Repurchase Program

On November 13, 2018, the Board of Directors of the Company (the “Board of Directors”) authorized a share repurchase program for up to $250 million of the Company’s outstanding common stock. The share repurchase program does not have an expiration date and may be amended, suspended, or discontinued at any time. The share repurchase program remains subject to the discretion of the Board of Directors. During the three months and nine months ended March 28, 2020, the Company repurchased and subsequently retired 0.3 million shares of common stock for a total of $5.0 million. During the three months and nine months ended March 30, 2019, the Company repurchased and subsequently retired 0.1 million and 0.3 million shares of common stock, respectively for a total of $4.1 million and $9.3 million for the respective periods. On March 23, 2020, the Company discontinued further repurchases under the plan. As of March 28, 2020, approximately $235.7 million remained available for additional share repurchases.

Equity Issuances

On November 20, 2019, Performance Food Group Company entered into an underwriting agreement related to the issuance and sale of an aggregate of 10,120,000 shares of its common stock, and up to 1,518,000 additional shares at the underwriters’ option, in each case on a forward sale basis. On November 22, 2019, the full option to purchase the 1,518,000 shares of additional common stock shares on a forward basis was exercised by the underwriters, and, on November 25, 2019, the Company closed the offering. On December 30, 2019, the Company physically settled the forward sale agreement at the forward sale price of $42.70 per share, net of the underwriting discount. The aggregate offering price of the amount of newly issued common stock was $514.9 million. In connection with the offering, the Company paid the underwriters a discount of $1.55 per share, for total underwriting discounts and commissions of $18.0 million. In addition, the Company incurred direct offering expenses of $6.3 million. The Company used the $490.6 million net proceeds that it received from the common stock offering to finance the cash consideration payable in connection with the acquisition of Reinhart.

On April 16, 2020, Performance Food Group Company entered into an underwriting agreement related to the issuance and sale of 15,525,000 shares of its common stock for a cash offering price of $22.50 per share ($21.77 per share net of underwriting discounts and commissions), including the exercise in full by the underwriters of their option to purchase additional shares on April 20, 2020. The aggregate offering price of the issued common stock was $349.3 million. In connection with the offering, the Company paid the underwriters a discount of $0.73 per share, for total underwriting discounts and commissions of $11.3 million. In addition, the Company incurred direct offering expenses of $0.3 million. The Company intends to use the $337.7 million of net proceeds from the offering for working capital and other general corporate purposes.

2.	Summary of Significant Accounting Policies and Estimates

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

Risks and Uncertainties

The Company is subject to risks and uncertainties as a result of COVID-19. The unprecedented impact of COVID-19 has grown throughout the world, including in the United States, and governmental authorities have implemented numerous measures attempting to contain and mitigate the effects of the virus, including travel bans and restrictions, quarantines, shelter in place orders, shutdowns and social distancing requirements. These measures have adversely affected and may further adversely affect the Company’s workforce and operations and the operations of its customers and suppliers. The Company’s distribution centers have experienced instances of reduced operations, including reduced operating hours, and in markets where governments have imposed restrictions on travel outside of the home, or where customers are practicing social distancing, many of our customers, including restaurants, schools, hotels, movie theaters, and business and industry locations, have reduced or discontinued operations, which has and is expected to continue to adversely affect demand in the foodservice industry, including demand for our products and services.

We expect that COVID-19 will have a material adverse impact on our future results of operations and liquidity. However, the extent to which COVID-19 will affect our financial position, liquidity, and results of operations is uncertain.

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

The Company’s June 30, 2019 adoption of the new standard resulted in the recognition of operating lease liabilities totaling $423.8 million, based upon the present value of the remaining minimum rental payments using discount rates as of the adoption date, with $82.1 million within Operating lease liabilities - current and $341.7 million within Operating lease liabilities, excluding current installments. In addition, we recorded corresponding Operating lease right-of-use assets totaling $423.0 million based upon the operating lease liabilities adjusted for deferred rent of $11.0 million, favorable lease intangible assets of $5.3 million and prepaid rent and other adjustments of $4.9 million. The new standard did not have a material impact on the consolidated statements of operations and the consolidated statement of cash flows. See Note 8. Leases for further discussion of the Company’s leasing arrangements and required ASC 842 disclosures.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). The update provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by the discontinuation of LIBOR or another discontinued reference rate if certain criteria are met. The pronouncement is effective as of March 12, 2020 through December 21, 2022. The Company plans to adopt this new ASU in fiscal 2022. Companies are required to apply the standard on a prospective basis, with any adjustments resulting from election of the amendments to existing hedging relationships reflected as of the beginning of the interim period of election. The Company is in the process of assessing the impact of this ASU on its future consolidated financial statements but does not expect this update to have a material impact on the Company’s consolidated financial statements.

4.	Revenue Recognition

The Company markets and distributes primarily national and company-branded food and food-related products to customer locations across the United States. The Foodservice segment supplies a “broad line” of products to its customers, including the Company’s performance brands and custom-cut meats and seafood, as well as products that are specific to each customer’s menu requirements. Vistar distributes candy, snacks, beverages, cigarettes, other tobacco products and other products to various customer channels. The Company disaggregates revenue by product offerings and determined that disaggregating revenue at the segment level achieves the disclosure objective to depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. Refer to Note 14. Segment Information for external revenue by reportable segment.

The Company has customer contracts in which incentives are paid upfront to certain customers. These payments have become industry practice and are not related to financing the customer’s business, nor are they associated with any distinct good or service to be received from the customer. These incentive payments are capitalized and amortized to net sales over the life of the contract or the expected life of the customer relationship on a straight-line basis. The Company’s contract asset for these incentives totaled $15.7 million and $10.6 million as of March 28, 2020 and June 29, 2019, respectively.

5.	Business Combinations

During the first nine months of fiscal 2020 the Company paid $2.0 billion for one acquisition and during the first nine months of fiscal 2019, the Company paid cash of $58.1 million for three acquisitions. The prior year acquisitions did not materially affect the Company’s results of operations.

    The acquisition of Eby-Brown Company LLC (“Eby-Brown”) in the fourth quarter of fiscal 2019 included contingent consideration, including earnout payments in the event certain operating results are achieved during a defined post-closing period. Total contingent consideration outstanding was $91.1 million as of March 28, 2020 and $82.6 million as of June 29, 2019. Earnout liabilities are measured using unobservable inputs that are considered a Level 3 measurement.

On December 30, 2019, the Company acquired Reinhart from Reyes Holdings, L.L.C. in a transaction valued at $2.0 billion, or approximately $1.7 billion net of an estimated tax benefit to PFG of approximately $265 million. The $2.0 billion purchase price was financed with $464.7 million of borrowings under the ABL Facility (as defined below), net proceeds of $1,033.7 million from new senior unsecured Notes due 2027 (as defined below), and net proceeds of $490.6 million from an offering of shares of the Company’s common stock. The Reinhart acquisition expands the Company’s broadline presence by enhancing its distribution footprint in key geographies, and the Company believes it will help achieve its long-term growth goals. The Reinhart acquisition is reported in the Foodservice segment.

Assets acquired and liabilities assumed are recognized at their respective fair values as of the acquisition date. The following table summarizes the preliminary purchase price allocation for each major class of assets acquired and liabilities assumed for the fiscal 2020 acquisition.

(In millions)	Fiscal 2020
Net working capital	$110.8
Goodwill	583.1
Intangible assets with definite lives:
Customer relationships	642.0
Trade names and trademarks	174.0
Technology	3.1
Non-compete	1.0
Property, plant and equipment	475.0
Total purchase price	$1,989.0

Intangible assets consist primarily of customer relationships, trade names, technology and non-compete agreements with useful lives of 11.5 years, 6.5 years, 8.0 years, and 3.0 years, respectively, and a total weighted-average useful life of 10.4 years. The excess of the estimated fair value of the assets acquired and the liabilities assumed over consideration paid was recorded as $583.1 million of goodwill on the acquisition date. The goodwill reflects the value to the Company associated with the expansion of geographic reach and scale of our distribution footprint and enhancements to the Company’s customer base. The Company is in the process of determining the amount of goodwill that is deductible for income tax purposes.

Subsequent to the valuation of the acquired intangible assets, the Company recorded $16.4 million of accelerated amortization related to customer relationships and trade names as a result of the impact of COVID-19 on the expected future net sales to Reinhart customers.

The net sales and net loss related to Reinhart recorded in the Company’s Consolidated Statements of Operations since the date of acquisition through March 28, 2020 are $1,355.1 million and $29.1 million, respectively.

The following table summarizes the unaudited pro-forma consolidated financial information of the Company as if the acquisition had occurred on July 1, 2018.

	Three Months Ended		Nine Months Ended
(in millions)	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Net Sales	$7,000.7	$6,139.0	$22,443.7	$18,405.6
Net (Loss) Income	(30.5)	8.6	26.3	38.8

These pro-forma results include nonrecurring pro-forma adjustments related to acquisition costs incurred.  The pro-forma net income for the nine months ended March 30, 2019 includes $18.8 million, after-tax, of acquisition costs assuming the acquisition had occurred on July 1, 2018. The recurring pro-forma adjustments include estimates of interest expense for the Notes due 2027 and estimates of depreciation and amortization associated with fair value adjustments for property, plant and equipment and intangible assets acquired.

These unaudited pro-forma results do not necessarily represent financial results that would have been achieved had the acquisition actually occurred on July 1, 2018 or future consolidated results of operations of the Company.

6.	Debt

The Company is a holding company and conducts its operations through its subsidiaries, which have incurred or guaranteed indebtedness as described below.

Debt consisted of the following:

(In millions)	As of March 28, 2020	As of June 29, 2019
ABL Facility	$1,809.4	$859.0
5.500% Notes due 2024	350.0	350.0
5.500% Notes due 2027	1,060.0	-
Less: Original issue discount and deferred financing costs	(33.0)	(6.1)
Long-term debt	3,186.4	1,202.9
Less: current installments	-	-
Total debt, excluding current installments	$3,186.4	$1,202.9

ABL Facility

PFGC, Inc. (“PFGC”), a wholly-owned subsidiary of the Company, is a party to the Fourth Amended and Restated Credit Agreement dated December 30, 2019 (the “ABL Facility”). The ABL Facility has an aggregate principal amount of $3.0 billion and matures on December 30, 2024. Performance Food Group, Inc., a wholly-owned subsidiary of PFGC, is the lead borrower under the ABL Facility, which is jointly and severally guaranteed by, and secured by the majority of the assets of, PFGC and all material domestic direct and indirect wholly-owned subsidiaries of PFGC (other than captive insurance subsidiaries and other excluded subsidiaries).

Borrowings under the ABL Facility bear interest, at Performance Food Group, Inc.’s option, at (a) the Base Rate (defined as the greater of (i) the Federal Funds Rate in effect on such date plus 0.5%, (ii) the Prime Rate on such day, or (iii) one month LIBOR plus 1.0%) plus a spread or (b) LIBOR plus a spread. The ABL Facility also provides for an unused commitment fee of 0.25% per annum.

The following table summarizes outstanding borrowings, availability, and the average interest rate under the ABL Facility:

(Dollars in millions)	As of March 28, 2020	As of June 29, 2019
Aggregate borrowings	$1,809.4	$859.0
Letters of credit under ABL Facility	139.1	89.9
Excess availability, net of lenders’ reserves of $70.1 and $38.6	848.8	1,182.7
Average interest rate	2.72%	4.01%

On April 29, 2020, PFGC entered into the First Amendment to the ABL Facility (the “First Amendment”).  The First Amendment increased the aggregate principal amount under the ABL Facility from $3.0 billion to $3.11 billion, of which $110 million is a 364-day maturity loan that is junior to the other obligations owed under the ABL Facility (the “Additional Junior Term Loan”).

Senior Notes due 2027

On September 27, 2019, PFG Escrow Corporation (the “Escrow Issuer”), a wholly-owned subsidiary of PFGC, issued and sold $1,060.0 million aggregate principal amount of its 5.500% Senior Notes due 2027 (the “Notes due 2027”).

Upon issuance of the Notes due 2027, the gross proceeds of the offering, along with certain additional funds were deposited into a segregated escrow account. Following the completion of the Reinhart acquisition on December 30, 2019 the funds were released from escrow and were used, together with the net proceeds from an offering of shares of the Company’s common stock and borrowings under the ABL Facility, to fund the cash consideration for the transaction and to pay related fees and expenses. The Escrow Issuer merged with and into Performance Food Group, Inc., with Performance Food Group, Inc. as the surviving entity, and by entry into a supplemental indenture along with PFGC, Performance Food Group, Inc. assumed all of the Escrow Issuer’s obligations as the issuer under the indenture for the Notes due 2027. Additionally, PFGC and each of the subsidiaries of PFGC identified as a guaranteeing subsidiary became a guarantor of the Notes due 2027. The Notes due 2027 are not guaranteed by Performance Food Group Company.

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

Letters of Credit Facility

On August 9, 2018, Performance Food Group, Inc. and PFGC entered into a Continuing Agreement for Letters of Credit (the “Letters of Credit Facility”). The Letters of Credit Facility is an uncommitted facility that provides for the issuance of letters of credit in an aggregate amount not to exceed $40.0 million. Each letter of credit shall have a term not to exceed one year; however, a letter of credit may renew automatically in accordance with its terms. A fee equal to 2.5% per annum on the average daily amount available to be drawn on each day under each outstanding letter of credit is payable quarterly. As of March 28, 2020, the Company has $28.3 million letters of credit outstanding under the Letters of Credit Facility.

Senior Notes due 2025

    On April 21, 2020, Performance Food Group, Inc. issued and sold $275.0 million aggregate principal amount of its 6.875% Senior Notes due 2025 (the “Notes due 2025”). The Notes due 2025 are jointly and severally guaranteed on a senior unsecured basis by PFGC and all domestic direct and indirect wholly-owned subsidiaries of PFGC (other than captive insurance subsidiaries and other excluded subsidiaries). The Notes due 2025 are not guaranteed by Performance Food Group Company. The proceeds from the Notes due 2025 will be used for working capital and general corporate purposes and to pay related fees and expenses.

The Notes due 2025 were issued at 100.0% of their par value. The Notes due 2025 mature on May 1, 2025 and bear interest at a rate of 6.875% per year, payable semi-annually in arrears.

Upon the occurrence of a change of control triggering event or upon the sale of certain assets in which Performance Food Group, Inc. does not apply the proceeds as required, the holders of the Notes due 2025 will have the right to require Performance Food Group, Inc. to repurchase each holder’s Notes due 2025 at a price equal to 101% (in the case of a change of control triggering event) or 100% (in the case of an asset sale) of their principal amount, plus accrued and unpaid interest. Performance Food Group, Inc. may redeem all or a part of the Notes due 2025 at any time prior to May 1, 2022 at a redemption price equal to 100% of the principal amount of the Notes due 2025 being redeemed plus a make-whole premium and accrued and unpaid interest, if any, to, but not including, the redemption date. In addition, beginning on May 1, 2022, Performance Food Group, Inc. may redeem all or a part of the Notes due 2025 at a redemption price equal to 103.438% of the principal amount redeemed, plus accrued and unpaid interest. The redemption price decreases to 101.719% and 100% of the principal amount redeemed on May 1, 2023 and May 1, 2024, respectively. In addition, at any time prior to May 1, 2022, Performance Food Group, Inc. may redeem up to 40% of the Notes due 2025 from the proceeds of certain equity offerings at a redemption price equal to 106.875% of the principal amount thereof, plus accrued and unpaid interest.

The indenture governing the Notes due 2025 contains covenants limiting, among other things, PFGC and its restricted subsidiaries’ ability to incur or guarantee additional debt or issue disqualified stock or preferred stock; pay dividends and make other distributions on, or redeem or repurchase, capital stock; make certain investments; incur certain liens; enter into transactions with affiliates; consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; create certain restrictions on the ability of PFGC’s restricted subsidiaries to make dividends or other payments to PFGC; designate restricted subsidiaries as unrestricted subsidiaries; and transfer or sell certain assets. These covenants are subject to a number of important exceptions and qualifications. The Notes due 2025 also contain customary events of default, the occurrence of which could result in the principal of and accrued interest on the Notes due 2025 to become or be declared due and payable.

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

As of March 28, 2020, Performance Food Group, Inc. had eight interest rate swaps with a combined $850.0 million notional amount. The following table summarizes the outstanding interest rate swap agreement as of March 28, 2020 (in millions):

Effective Date	Maturity Date	Notional Amount	Fixed Rate Swapped
June 30, 2017	June 30, 2020	$50.0	1.23%
June 30, 2017	June 30, 2020	$50.0	1.25%
June 30, 2017	June 30, 2020	$50.0	1.26%
August 9, 2018	August 9, 2021	$75.0	1.21%
August 9, 2018	August 9, 2021	$75.0	1.20%
June 30, 2020	December 31, 2021	$100.0	2.16%
August 9, 2021	April 9, 2023	$100.0	2.93%
April 15, 2021	December 15, 2024	$350.0	0.84%

For the three and nine months ended March 28, 2020, the Company recognized a loss of $6.7 million, net of tax, in accumulated other comprehensive income related to changes in the fair value of its interest rate swaps.

Hedges of Forecasted Diesel Fuel Purchases

From time to time, Performance Food Group, Inc. enters into costless collar or swap arrangements to manage its exposure to variability in cash flows expected to be paid for its forecasted purchases of diesel fuel. As of March 28, 2020, Performance Food Group, Inc. was a party to 16 such arrangements, with an aggregate 32.7 million gallon original notional amount, of which an aggregate 28.4 million gallon notional was remaining. The remaining 28.4 million gallon forecasted purchases of diesel fuel are expected to be made between April 1, 2020 and December 31, 2021.

The fuel collar instruments do not qualify for hedge accounting. Accordingly, the derivative instruments are recorded as an asset or liability on the balance sheet at fair value and any changes in fair value are recorded in the period of change as unrealized gains or losses on fuel hedging instruments and included in Other, net, in the accompanying consolidated statements of operations. For the three and nine months ended March 28, 2020, the Company recognized losses of $7.4 million and $7.3 million, respectively, related to changes in the fair value of fuel collar and swap instruments.

8.Leases

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

Certain of the leases for tractors, trailers, and other vehicles and equipment provide for residual value guarantees to the lessors. Circumstances that would require the subsidiary to perform under the guarantees include either (1) default on the leases with the leased assets being sold for less than the specified residual values in the lease agreements, or (2) decisions not to purchase the assets at the end of the lease terms combined with the sale of the assets, with sales proceeds less than the residual value of the leased assets specified in the lease agreements. Residual value guarantees under these operating lease agreements typically range between 6% and 16% of the value of the leased assets at inception of the lease. These leases have original terms ranging from 5 to 7.2 years and expiration dates ranging from 2020 to 2027. As of March 28, 2020, the undiscounted maximum amount of potential future payments for lease residual value guarantees totaled approximately $23.6 million, which would be mitigated by the fair value of the leased assets at lease expiration.

The following table presents the location of the right-of-use assets and lease liabilities in the Company’s consolidated balance sheet as of March 28, 2020 (in millions), as well as the weighted-average lease term and discount rate for the Company’s leases:

Leases	Consolidated Balance Sheet Location	As of March 28, 2020
Assets:
Operating	Operating lease right-of-use assets	$440.8
Finance	Property, plant and equipment, net	200.1
Total lease assets		$640.9
Liabilities:
Current
Operating	Operating lease obligations—current installments	$83.3
Finance	Finance lease obligations—current installments	28.1
Non-current
Operating	Operating lease obligations, excluding current installments	360.6
Finance	Finance lease obligations, excluding current installments	182.1
Total lease liabilities		$654.1

Weighted average remaining lease term
Operating leases		8.1 years
Finance leases		7.0 years
Weighted average discount rate
Operating leases		5.1%
Finance leases		5.3%

The following table presents the location of lease costs in the Company consolidated statement of operations for the three and nine months ended March 28, 2020 (in millions):

Lease Cost	Statement of Operations Location	Three months ended March 28, 2020	Nine months ended March 28, 2020
Finance lease cost:
Amortization of finance lease assets	Operating expenses	$6.7	$17.2
Interest on lease liabilities	Interest expense	2.7	7.6
Total finance lease cost		$9.4	$24.8
Operating lease cost	Operating expenses	28.9	83.7
Short-term lease cost	Operating expenses	6.6	18.1
Total lease cost		$44.9	$126.6

Supplemental cash flow information related to leases for the period reported is as follows (in millions):

(In millions)	Nine months ended March 28, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$81.1
Operating cash flows from finance leases	7.6
Financing cash flows from finance leases	16.9
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	49.6
Finance leases	26.8

Future minimum lease payments under non-cancelable leases as of March 28, 2020 are as follows (in millions):

Fiscal Year	Operating Leases	Finance Leases
Remaining 2020	$26.7	$9.7
2021	101.2	38.5
2022	84.0	38.0
2023	68.1	36.9
2024	50.6	36.0
Thereafter	224.8	95.1
Total future minimum lease payments	$555.4	$254.2
Less: Interest	111.5	44.0
Present value of future minimum lease payments	$443.9	$210.2

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

As of March 28, 2020, the Company has additional operating and finance leases that have not yet commenced which total $47.7 million in future minimum lease payments and $0.4 million of residual value guarantees. These leases primarily relate to warehouse leases and will commence in fiscal 2020 with lease terms of 7 to 15 years.

9.	Fair Value of Financial Instruments

The carrying values of cash, accounts receivable, outstanding checks in excess of deposits, trade accounts payable, and accrued expenses approximate their fair values because of the relatively short maturities of those instruments. The derivative assets and liabilities are recorded at fair value on the balance sheet. The fair value of long-term debt, which has a carrying value of $3,186.4 million and $1,202.9 million, is $3,071.2 million and $1,216.3 million at March 28, 2020 and June 29, 2019, respectively, and is determined by reviewing current market pricing related to comparable debt issued at the time of the balance sheet date, and is considered a Level 2 measurement.

10.	Income Taxes

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

The Company’s effective tax rate was 33.6% for the three months ended March 28, 2020 and 26.1% for the three months ended March 30, 2019. The Company’s effective tax rate was 7.3% for the nine months ended March 28, 2020 and 23.4% for the nine months ended March 30, 2019. The effective tax rate varied from the 21% statutory rate primarily due to state taxes, federal credits and other permanent items. The excess tax benefit of exercised and vested stock awards is treated as a discrete item. Other discrete items recognized for the three months ended March 28, 2020 included state tax credits and changes in uncertain tax positions. The effective tax rates for three months and nine months ended March 28, 2020 differed from the prior year periods due to the increase of non-deductible expenses and discrete items as a percentage of book income, which was significantly lower than the book income for the same periods of fiscal 2019.

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security (CARES) Act, which provides relief to taxpayers affected by COVID-19. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the utilization of net operating losses, temporary changes to limitations on interest deductions, deferral of certain payment requirements for the employer portion of Social Security taxes, technical corrections from prior tax legislation with respect to tax depreciation of certain qualified improvement property, and the creation of refundable employee retention credits. The Company is currently evaluating the impact of the CARES Act on its consolidated financial statements and has not yet quantified what material impacts to the financial statements (if any) may result from provisions of the CARES Act. The Company anticipates it will likely benefit from the temporary five-year net operating loss carryback provisions, the technical correction for qualified leasehold improvements, and potentially other provisions within the CARES Act. At this time it is not possible to reasonably estimate the amount of net operating losses (if any) that might be available for carryback.

As of March 28, 2020 and June 29, 2019, the Company had net deferred tax assets of $29.1 million and $29.1 million, respectively, and deferred tax liabilities of $129.5 million and $137.1 million, respectively. As of June 29, 2019, the Company had established a valuation allowance of $0.5 million, net of federal benefit, against deferred tax assets related to certain net operating losses which are not likely to be realized due to short carryback periods. There was no change in the valuation allowance as of March 28, 2020. The Company believes that it is more likely than not that the remaining deferred tax assets will be realized.

The Company records a liability for Uncertain Tax Positions in accordance with FASB ASC 740-10-25, Income Taxes – General – Recognition. As of March 28, 2020 and June 29, 2019, the Company had approximately $0.5 million and $1.9 million of unrecognized tax benefits, respectively. It is reasonably possible that a decrease of approximately $0.4 million in the balance of unrecognized tax benefits may occur within the next twelve months primarily due to statute of limitations expirations, that, if recognized, would affect the effective tax rate.

11.	Commitments and Contingencies

Purchase Obligations

The Company had outstanding contracts and purchase orders for capital projects and services totaling $32.8 million at March 28, 2020. Amounts due under these contracts were not included on the Company’s consolidated balance sheet as of March 28, 2020.

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

The parties filed cross motions for summary judgment, on March 18, 2020, the court denied both parties’ motions, which means the case will be set for trial. The court has not yet determined a trial date. The Company will continue to vigorously defend itself.

Tax Liabilities

The Company is subject to customary audits by authorities in the jurisdictions where it conducts business in the United States, which may result in assessments of additional taxes.

12.	Related-Party Transactions

The Company participates in and has an equity method investment in a purchasing alliance that was formed to obtain better pricing, to expand product options, to reduce internal costs, and to achieve greater inventory turnover. The Company’s investment in the purchasing alliance was $4.9 million as of March 28, 2020 and $4.6 million as of June 29, 2019. For the three-month periods ended March 28, 2020 and March 30, 2019, the Company recorded purchases of $234.8 million and $224.8 million, respectively, through the purchasing alliance. During the nine-month periods ended March 28, 2020 and March 30, 2019, the Company recorded purchases of $733.2 million and $657.9 million, respectively, through the purchasing alliance.

13.	Earnings Per Common Share

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is calculated using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. In computing diluted earnings per common share, the average closing stock price for the period is used in determining the number of shares assumed to be purchased with the assumed proceeds under the treasury stock method. For the three months ended March 28, 2020 diluted loss per common share is the same as basic loss per common share because the inclusion of potential common shares is antidilutive.

A reconciliation of the numerators and denominators for the basic and diluted earnings per common share computations is as follows:

(In millions, except per share amounts)	Three months ended March 28, 2020	Three months ended March 30, 2019	Nine months ended March 28, 2020	Nine months ended March 30, 2019
Numerator:
Net (Loss) Income	$(40.2)	$32.3	$37.1	$103.6
Denominator:
Weighted-average common shares outstanding	115.9	103.8	108.1	103.8
Dilutive effect of potential common shares	-	1.3	1.4	1.3
Weighted-average dilutive shares outstanding	115.9	105.1	109.5	105.1
Basic (loss) earnings per common share	$(0.35)	$0.31	$0.34	$1.00
Diluted (loss) earnings per common share	$(0.35)	$0.31	$0.34	$0.99

14.Segment Information

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

(In millions)	Foodservice	Vistar	Corporate & All Other	Eliminations	Consolidated
For the three months ended March 28, 2020
Net external sales	$4,946.6	$2,048.5	$5.6	$—	$7,000.7
Inter-segment sales	3.3	0.7	101.5	(105.5)	—
Total sales	4,949.9	2,049.2	107.1	(105.5)	7,000.7
Depreciation and amortization	79.9	13.1	6.3	—	99.3
Capital expenditures	21.5	23.2	7.4	—	52.1
For the three months ended March 30, 2019
Net external sales	$3,792.8	$891.5	$4.7	$—	$4,689.0
Inter-segment sales	2.4	0.6	66.9	(69.9)	—
Total sales	3,795.2	892.1	71.6	(69.9)	4,689.0
Depreciation and amortization	24.2	9.5	6.0	—	39.7
Capital expenditures	24.5	2.8	5.7	—	33.0

(In millions)	Foodservice	Vistar	Corporate & All Other	Eliminations	Consolidated
For the nine months ended March 28, 2020
Net external sales	$12,717.5	$6,577.6	$17.2	$—	$19,312.3
Inter-segment sales	10.7	1.9	248.5	(261.1)	—
Total sales	12,728.2	6,579.5	265.7	(261.1)	19,312.3
Depreciation and amortization	130.3	36.2	19.3	—	185.8
Capital expenditures	37.8	44.7	18.6	—	101.1
For the nine months ended March 30, 2019
Net external sales	$11,105.4	$2,724.6	$14.4	$—	$13,844.4
Inter-segment sales	7.7	2.0	196.3	(206.0)	—
Total sales	11,113.1	2,726.6	210.7	(206.0)	13,844.4
Depreciation and amortization	66.8	27.7	17.8	—	112.3
Capital expenditures	67.2	9.5	16.4	—	93.1

EBITDA for each reportable segment and Corporate & All Other is presented below along with a reconciliation to consolidated income before taxes.

	Three Months Ended		Nine Months Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Foodservice EBITDA	$91.7	$99.4	$309.3	$295.7
Vistar EBITDA	40.7	37.0	148.8	114.0
Corporate & All Other EBITDA	(58.4)	(36.5)	(153.4)	(114.1)
Depreciation and amortization	(99.3)	(39.7)	(185.8)	(112.3)
Interest expense	(35.2)	(16.5)	(78.9)	(48.1)
Income before taxes	$(60.5)	$43.7	$40.0	$135.2

Total assets by reportable segment, excluding intercompany receivables between segments, are as follows:

(In millions)	As of March 28, 2020	As of June 29, 2019
Foodservice	$5,734.2	$3,152.3
Vistar	1,524.0	1,271.0
Corporate & All Other	612.6	230.2
Total assets	$7,870.8	$4,653.5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with the unaudited consolidated financial statements and notes thereto included elsewhere in this quarterly report on Form 10-Q and the audited consolidated financial statements and the notes thereto included in the Form 10-K. In addition to historical consolidated financial information, this discussion contains forward-looking statements that reflect our plans, estimates, and beliefs and involve numerous risks and uncertainties, including but not limited to those described in the “Item 1A. Risk Factors” section of the Form 10-K and “Part II, Item 1A. Risk Factors” of this Form 10-Q. Actual results may differ materially from those contained in any forward-looking statements. You should carefully read “Special Note Regarding Forward-Looking Statements” in this Form 10-Q.

Our Company

We market and distribute over 200,000 food and food-related products to customers across the United States from over 100 distribution facilities to over 200,000 customer locations in the “food-away-from-home” industry. We offer our customers a broad assortment of products including our proprietary-branded products, nationally-branded products, and products bearing our customers’ brands. Our product assortment ranges from “center-of-the-plate” items (such as beef, pork, poultry, and seafood), frozen foods, and groceries to candy, snacks, beverages, cigarettes, and other tobacco products. We also sell disposables, cleaning and kitchen supplies, and related products used by our customers. In addition to the products we offer to our customers, we provide value-added services by allowing our customers to benefit from our industry knowledge, scale, and expertise in the areas of product selection and procurement, menu development, and operational strategy.

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

Key Factors Affecting Our Business

We believe that our short-term performance is principally affected by the COVID-19 pandemic:

In March 2020, during the Company’s third quarter ended March 28, 2020, the World Health Organization declared the COVID-19 outbreak to be a global pandemic. In response to this declaration and the rapid spread of COVID-19 across the country, federal, state, and local governments have implemented various means of slowing the spread of the virus. These measures include quarantines, stay-at-home or shelter-in-place orders, school closures, travel restrictions, closure of non-essential businesses, and other means. These measures have already had a significant adverse impact on the economy, but the full scope of the impact of COVID-19 is unknown.

As an essential element of the country’s food supply chain, the Company has continued to operate all of it distribution centers. Despite the Company’s continued operations, mandatory and voluntary containment measures in response to COVID-19 have had a significant impact on the food-away-from-home industry, as many restaurants have closed, are restricting the number of patrons they will serve at one time, or are only providing carry-out or delivery options. These restrictions have also impacted businesses throughout the economy, including theaters, retail operations, schools and other businesses we provide products and services to. Additionally, any economic recession in the future will likely have an adverse impact on the industry, as the frequency of purchases and amount spent by consumers for food away from home can impact our customers and therefore our sales.

During our third quarter ended March 28, 2020, we began to see the impact of COVID-19 in our operations, including significant decreases in sales. Despite these difficulties, we have taken steps to ensure a strong financial position including forging new partnerships with grocery locations, supporting restaurant customers with the transition to higher volumes in take-out and delivery, and other means. Actions we have taken with the goal of maintaining financial liquidity and flexibility have included halting non-essential capital expenditure activities, managing costs, suspending our share repurchase program, furloughing or eliminating approximately 3,000 positions across our organization and loaning approximately 1,000 associates to grocery retail partners to help maintain food supply, as well as deferring 25% of our senior management’s base compensation and 25% of the cash fees to our directors for the period commencing April 6, 2020 through December 31, 2020. We have drawn $400 million from the Company’s $3.0 billion revolving line of credit under the ABL Facility and entered into the First Amendment to the ABL Facility to provide for the $110 million Additional Junior Term Loan. Additionally, we issued and sold 15,525,000 shares of the Company’s common stock and issued and sold the Notes due 2025.

We continue to assess the economic situation and evaluate measures to lessen the adverse impact of COVID-19 on our operations.  However, there is no certainty that such measures, or measures that we have already taken, will be successful in mitigating the risks posed by COVID-19. We expect that COVID-19 will have a material adverse impact on our reported results for our fourth fiscal quarter of 2020 and potentially beyond. However, the extent to which COVID-19 will affect our operations and results are highly variable and cannot be reasonably estimated at this time. For further discussion of this matter, refer “Item 1A. Risk Factors” in Part II of this report.

We believe that our long-term performance is principally affected by the following key factors:

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

In addition, our management uses Adjusted EBITDA, defined as net income before interest expense, interest income, income and franchise taxes, and depreciation and amortization, further adjusted to exclude certain items that we do not consider part of our core operating results. Such adjustments include certain unusual, non-cash, non-recurring, cost reduction, and other adjustment items permitted in calculating covenant compliance under our ABL Facility and indentures (other than certain pro forma adjustments permitted under our ABL Facility and indentures governing the Notes due 2024, Notes due 2027 and Notes due 2025 relating to the Adjusted EBITDA contribution of acquired entities or businesses prior to the acquisition date). Under our ABL Facility and indentures, our ability to engage in certain activities such as incurring certain additional indebtedness, making certain investments, and making restricted payments is tied to ratios based on Adjusted EBITDA (as defined in the ABL Facility and indentures). Our definition of Adjusted EBITDA may not be the same as similarly titled measures used by other companies.

Adjusted EBITDA is not defined under GAAP and is subject to important limitations. We believe that the presentation of Adjusted EBITDA is useful to investors because it is frequently used by securities analysts, investors, and other interested parties, including our lenders under the ABL Facility and holders of our Notes due 2024, Notes due 2027 and Notes due 2025, in their evaluation of the operating performance of companies in industries similar to ours. In addition, targets based on Adjusted EBITDA are among the measures we use to evaluate our management’s performance for purposes of determining their compensation under our incentive plans.

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

In calculating Adjusted EBITDA, we add back certain non-cash, non-recurring, and other adjustment items as permitted or required by our ABL Facility and indentures. Adjusted EBITDA among other things:

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

Results of Operations, EBITDA, and Adjusted EBITDA

The following table sets forth a summary of our results of operations, EBITDA, and Adjusted EBITDA for the periods indicated (in millions, except per share data):

	Three Months Ended
	March 28, 2020	March 30, 2019	Change	%
Net sales	$7,000.7	$4,689.0	$2,311.7	49.3
Cost of goods sold	6,193.2	4,084.3	2,108.9	51.6
Gross profit	807.5	604.7	202.8	33.5
Operating expenses	824.9	545.5	279.4	51.2
Operating (loss) profit	(17.4)	59.2	(76.6)	(129.4)
Other expense, net
Interest expense	35.2	16.5	18.7	113.3
Other, net	7.9	(1.0)	8.9	NM
Other expense, net	43.1	15.5	27.6	178.1
(Loss) income before income taxes	(60.5)	43.7	(104.2)	(238.4)
Income tax (benefit) expense	(20.3)	11.4	(31.7)	(278.1)
Net (loss) income	$(40.2)	$32.3	$(72.5)	(224.5)
EBITDA	$74.0	$99.9	$(25.9)	(25.9)
Adjusted EBITDA	$131.1	$106.1	$25.0	23.6
Weighted-average common shares outstanding:
Basic	115.9	103.8	12.1	11.7
Diluted	115.9	105.1	10.8	10.3
(Loss) earnings per common share:
Basic	$(0.35)	$0.31	$(0.66)	(212.9)
Diluted	$(0.35)	$0.31	$(0.66)	(212.9)

	Nine Months Ended
	March 28, 2020	March 30, 2019	Change	%
Net sales	$19,312.3	$13,844.4	$5,467.9	39.5
Cost of goods sold	17,082.2	12,031.5	5,050.7	42.0
Gross profit	2,230.1	1,812.9	417.2	23.0
Operating expenses	2,103.5	1,630.1	473.4	29.0
Operating profit	126.6	182.8	(56.2)	(30.7)
Other expense, net
Interest expense	78.9	48.1	30.8	64.0
Other, net	7.7	(0.5)	8.2	NM
Other expense, net	86.6	47.6	39.0	81.9
Income before income taxes	40.0	135.2	(95.2)	(70.4)
Income tax expense	2.9	31.6	(28.7)	(90.8)
Net income	$37.1	$103.6	$(66.5)	(64.2)
EBITDA	$304.7	$295.6	$9.1	3.1
Adjusted EBITDA	$401.7	$318.5	$83.2	26.1
Weighted-average common shares outstanding:
Basic	108.1	103.8	4.3	4.1
Diluted	109.5	105.1	4.4	4.2
Earnings per common share:
Basic	$0.34	$1.00	$(0.66)	(66.0)
Diluted	$0.34	$0.99	$(0.65)	(65.7)

We believe that the most directly comparable GAAP measure to EBITDA and Adjusted EBITDA is net income. The following table reconciles EBITDA and Adjusted EBITDA to net income for the periods presented:

	Three Months Ended		Nine Months Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
	(In millions)		(In millions)
Net (loss) income	$(40.2)	$32.3	$37.1	$103.6
Interest expense	35.2	16.5	78.9	48.1
Income tax (benefit) expense	(20.3)	11.4	2.9	31.6
Depreciation	49.3	29.3	118.3	83.7
Amortization of intangible assets	50.0	10.4	67.5	28.6
EBITDA	74.0	99.9	304.7	295.6
Non-cash items (1)	6.1	3.3	18.8	12.9
Acquisition, integration and reorganization (2)	36.9	1.3	60.7	5.3
Productivity initiatives and other adjustment items (3)	14.1	1.6	17.5	4.7
Adjusted EBITDA	$131.1	$106.1	$401.7	$318.5

(1)

Includes adjustments for non-cash charges arising from stock-based compensation and gain/loss on disposal of assets. Stock-based compensation expense was $5.2 million and $3.8 million for the third quarter of fiscal 2020 and fiscal 2019, respectively, and $14.0 million and $11.8 in the first nine months of fiscal 2020 and fiscal 2019, respectively. In addition, this includes decreases in the last-in-first-out (“LIFO”) reserve of $0.6 million for both the third quarter of fiscal 2020 and fiscal 2019 and increases in the LIFO reserve of $3.1 million and $1.1 million for the first nine months of fiscal 2020 and fiscal 2019, respectively.

(2)	Includes professional fees and other costs related to acquisitions, costs of integrating certain of our facilities, and facility closing costs.
(3)

Includes $5.8 million of development costs related to certain productivity initiatives the Company is no longer pursuing as a result of the Reinhart acquisition, as well as amounts related to fuel collar derivatives, certain financing transactions, lease amendments, legal settlements and franchise tax expense, and other adjustments permitted by our ABL Facility.

Consolidated Results of Operations

Three and nine months ended March 28, 2020 compared to the three and nine months ended March 30, 2019

Net Sales

Net sales growth is a function of case growth, pricing (which is primarily based on product inflation/deflation), and a changing mix of customers, channels, and product categories sold. Net sales increased $2,311.7 million, or 49.3%, for the third quarter of fiscal 2020 compared to the third quarter of fiscal 2019 and increased $5,467.9 million, or 39.5%, for the first nine months of fiscal 2020 compared to the first nine months of fiscal 2019. These increases in net sales were primarily attributable to recent acquisitions. The acquisition of Eby-Brown in the fourth quarter of 2019 contributed $1,212.1 million and $3,846.9 million of net sales in the third quarter and first nine months of fiscal 2020, respectively, including $256.9 million and $815.9 million related to excise taxes for the respective periods. The acquisition of Reinhart in the third quarter of 2020 contributed $1,355.1 million of net sales in the third quarter and first nine months of fiscal 2020. Case volume increased 26.4% and 14.6% in the third quarter and first nine months of fiscal 2020, respectively, compared to the prior year periods. Excluding the impact of the Reinhart and Eby-Brown acquisitions, case volume declined 7.2% and 0.9% in the third quarter and first nine months of fiscal 2020, respectively, as compared to the prior year periods due primarily to the effects of COVID-19.

Gross Profit

Gross profit increased $202.8 million, or 33.5%, for the third quarter of fiscal 2020 compared to the third quarter of fiscal 2019 and increased $417.2 million, or 23.0%, for the first nine months of fiscal 2020 compared to the first nine months of fiscal 2019. The acquisition of Reinhart contributed $167.6 million of gross profit for the third quarter and first nine months of fiscal 2020 while the acquisition of Eby-Brown contributed $55.9 million and $183.1 million of gross profit for the third quarter and first nine months of fiscal 2020, respectively.

Gross profit for the third quarter and first nine months of fiscal 2020 were negatively impacted by the decline in organic case volume and increases in inventory reserves of $4.9 million and $4.1 million, respectively, from the prior year periods, as a result of COVID-19. Gross profit as a percentage of net sales was 11.5% for the third quarter of fiscal 2020 compared to 12.9% for the third quarter of fiscal 2019, and 11.5% for the first nine months of fiscal 2020 compared to 13.1% for the first nine months of fiscal 2019; the decrease reflecting Eby-Brown’s lower margins primarily due to tobacco sales.

Operating Expenses

Operating expenses increased $279.4 million, or 51.2%, for the third quarter of fiscal 2020 compared to the third quarter of fiscal 2019 and increased $473.4 million, or 29.0%, for the first nine months of fiscal 2020 compared to the first nine months of fiscal 2019. The increase in operating expenses for both the third quarter and first nine months of fiscal 2020 was primarily driven by recent acquisitions. The acquisition of Reinhart resulted in an increase in operating expenses excluding depreciation and amortization of $158.9 million for the third quarter and first nine months of fiscal 2020 while the acquisition of Eby-Brown resulted in an increase in operating expenses excluding depreciation and amortization of $53.6 million and $160.3 million for the third quarter and first nine months of fiscal 2020, respectively.

Operating expenses also increased by $22.2 million for the third quarter and $35.0 million for the first nine months of fiscal 2020 as a result of professional fees related to acquisitions and $18.3 million for the third quarter and $19.5 million for the first nine months of fiscal 2020 due to an increase in reserves related to expected credit losses as a result of the current economic environment resulting from COVID-19. These increases were partially offset by a decrease in bonus expense of $46.2 million and $34.2 million for the third quarter and first nine months of fiscal 2020, respectively, compared to the prior year periods.

Depreciation and amortization of intangible assets increased from $39.7 million in the third quarter of fiscal 2019 to $99.3 million in the third quarter of fiscal 2020. Depreciation and amortization of intangible assets increased from $112.3 million for the first nine months of fiscal 2019 to $185.8 million in the first nine months of fiscal 2020. These increases are primarily attributable to recent acquisitions. Total depreciation and amortization related to the acquisition of Reinhart was $52.4 million for the third quarter and first nine months of fiscal 2020, of which approximately $16.4 million of accelerated amortization related to customer relationships and trade names was recorded as a result of the impact of COVID-19 on the expected future net sales to Reinhart customers.

Net Income

Net income decreased $72.5 million, or 224.5%, for the third quarter of fiscal 2020 compared to the third quarter of fiscal 2019. The decrease in net income was primarily attributable to a $76.6 million decrease in operating profit along with a $18.7 million increase in interest expense, partially offset by a $31.7 million decrease in income tax expense. Net income decreased $66.5 million, or 64.2%, for the first nine months of fiscal 2020 compared to the first nine months of fiscal 2019. The decrease in net income was primarily attributable to a $56.2 million decrease in operating profit along with a $30.8 million increase in interest expense, partially offset by a $28.7 million decrease in income tax expense.

The decrease in operating profit was a result of the increase in operating expenses discussed above, partially offset by the increase in gross profit. The increase in interest expense was primarily the result of an increase in borrowings during fiscal 2020 compared to fiscal 2019.

The decrease in income tax expense was primarily a result of the decrease in income before taxes. Our effective tax rate for the three months ended March 28, 2020 was 33.6% compared to 26.1% for the three months ended March 30, 2019 and 7.3% for the first nine months of fiscal 2020 compared to 23.4% for the first nine months of fiscal 2019. The effective tax rates for the three months and nine months ended March 28, 2020 differed from the prior year periods due to the increase of non-deductible expenses and discrete items as a percentage of income before taxes, which was significantly lower than the income before taxes for the same periods of fiscal 2019.

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

The following tables set forth net sales and EBITDA by segment for the periods indicated (dollars in millions):

Net Sales

	Three Months Ended
	March 28, 2020	March 30, 2019	Change	%
Foodservice	$4,949.9	$3,795.2	$1,154.7	30.4
Vistar	2,049.2	892.1	1,157.1	129.7
Corporate & All Other	107.1	71.6	35.5	49.6
Intersegment Eliminations	(105.5)	(69.9)	(35.6)	(50.9)
Total net sales	$7,000.7	$4,689.0	$2,311.7	49.3

	Nine Months Ended
	March 28, 2020	March 30, 2019	Change	%
Foodservice	$12,728.2	$11,113.1	$1,615.1	14.5
Vistar	6,579.5	2,726.6	3,852.9	141.3
Corporate & All Other	265.7	210.7	55.0	26.1
Intersegment Eliminations	(261.1)	(206.0)	(55.1)	(26.7)
Total net sales	$19,312.3	$13,844.4	$5,467.9	39.5

EBITDA

	Three Months Ended
	March 28, 2020	March 30, 2019	Change	%
Foodservice	$91.7	$99.4	$(7.7)	(7.7)
Vistar	40.7	37.0	3.7	10.0
Corporate & All Other	(58.4)	(36.5)	(21.9)	(60.0)
Total EBITDA	$74.0	$99.9	$(25.9)	(25.9)

	Nine Months Ended
	March 28, 2020	March 30, 2019	Change	%
Foodservice	$309.3	$295.7	$13.6	4.6
Vistar	148.8	114.0	34.8	30.5
Corporate & All Other	(153.4)	(114.1)	(39.3)	(34.4)
Total EBITDA	$304.7	$295.6	$9.1	3.1

Segment Results—Foodservice

Three and nine months ended March 28, 2020 compared to the three and nine months ended March 30, 2019

Net Sales

Net sales for Foodservice increased $1,154.7 million, or 30.4%, from the third quarter of fiscal 2019 to the third quarter of fiscal 2020 and increased $1,615.1 million, or 14.5%, from the first nine months of fiscal 2019 to the first nine months of fiscal 2020. These increases in net sales were driven by the Reinhart acquisition, as well as an increase in selling price per case as a result of inflation for the first nine months of fiscal 2020. The acquisition of Reinhart in the third quarter of 2020 contributed $1,355.1 million of net sales in the third quarter and first nine months of fiscal 2020. The Reinhart acquisition also expanded business with independent customers, resulting in independent case growth of approximately 31.7% in the third quarter and 13.9% in the first nine months of fiscal 2020 compared to the prior year periods. Excluding the impact of Reinhart, independent cases declined 2.7% in the third quarter and increased 2.6% in the first nine months of fiscal 2020 compared to the prior year periods. The decline in independent cases in the third quarter of fiscal 2020 was driven by the impacts of COVID-19. For the quarter, independent sales as a percentage of total segment sales, including Reinhart, were 32.4%.

EBITDA

EBITDA for Foodservice decreased $7.7 million, or 7.7%, from the third quarter of fiscal 2019 to the third quarter of fiscal 2020. This decrease was the result of an increase in operating expenses excluding depreciation and amortization, partially offset by an increase in gross profit. Gross profit increased 31.3% in the third quarter of fiscal 2020, compared to the prior year period, driven by the Reinhart acquisition which contributed an increase in gross profit of $167.6 million for the third quarter of fiscal 2020. This increase was partially offset by an increase in inventory reserves of $2.3 million due to COVID-19.

EBITDA for this segment increased $13.6 million, or 4.6%, from the first nine months of fiscal 2019 to the first nine months of fiscal 2020. This increase was the result of an increase in gross profit, partially offset by an increase in operating expenses excluding depreciation and amortization. Gross profit increased 14.8% in the first nine months of fiscal 2020, compared to the prior year period, driven by the Reinhart acquisition which contributed an increase in gross profit of $167.6 million for the first nine months of fiscal 2020 as a result of an increase in cases sold. This increase was partially offset by an increase in the inventory reserve of $1.9 million due to COVID-19.

Operating expenses excluding depreciation and amortization for Foodservice increased by $155.6 million, or 41.8%, from the third quarter of fiscal 2019 to the third quarter of fiscal 2020 and increased by $194.0 million, or 17.5%, from the first nine months of fiscal 2019 to the first nine months of fiscal 2020. Operating expenses increased primarily as a result of the acquisition of Reinhart which contributed $158.9 million of operating expenses for the third quarter and first nine months of fiscal 2020. Additionally, the increase in operating expenses were driven by an increase in reserves related to expected credit losses of $11.7 million and $12.8 million for the third quarter and first nine months of fiscal 2020 as a result of the current economic environment due to the COVID-19 outbreak. These increases were partially offset by decreases in bonus expense of $24.9 million and $20.3 million for the third quarter and first nine months of fiscal 2020, respectively, compared to the prior year periods.

Depreciation and amortization of intangible assets recorded in this segment increased from $24.2 million in the third quarter of fiscal 2019 to $79.9 million in the third quarter of fiscal 2020 and increased from $66.8 million in the first nine months of fiscal 2019 to $130.3 million in the first nine months of fiscal 2020. Depreciation of fixed assets and amortization of intangible assets increased as a result of the acquisition of Reinhart. Total depreciation and amortization related to the acquisition of Reinhart was $52.4 million for the third quarter and first nine months of fiscal 2020, of which approximately $16.4 million of accelerated amortization related to customer relationships and trade names was recorded as a result of the impact of COVID-19 on the expected future net sales to Reinhart customers.

Segment Results—Vistar

Three and nine months ended March 28, 2020 compared to the three and nine months ended March 30, 2019

Net Sales

Net sales for Vistar increased $1,157.1 million, or 129.7%, from the third quarter of fiscal 2019 to the third quarter of fiscal 2020, This increase was driven by recent acquisitions, as well as by sales growth in the segment’s corrections, hospitality, and retail channels. Net sales for this segment increased $3,852.9 million, or 141.3%, from the first nine months of fiscal 2019 to the first nine months of fiscal 2020. This increase was driven by recent acquisitions, as well as by sales growth in the segment’s corrections, hospitality, retail, vending, and office coffee services channels. Due to the restrictions implemented by governments to slow the spread of COVID-19, there have been significant declines in the theater and concessions channels for both the third quarter and first nine months of fiscal 2020, which are likely to remain as long as social distancing guidelines and stay home orders remain in place. The acquisition of Eby-Brown in the fourth quarter of 2019 contributed $1,212.1 million and $3,846.9 million of net sales in the third quarter and first nine months of fiscal 2020, respectively, including $256.9 million and $815.9 million related to excise taxes for the respective periods.

EBITDA

EBITDA for Vistar increased $3.7 million, or 10.0%, from the third quarter of fiscal 2019 to the third quarter of fiscal 2020 and increased $34.8 million, or 30.5%, from the first nine months of fiscal 2019 to the first nine months of fiscal 2020. Gross profit dollar growth of $55.2 million, or 43.0%, for the third quarter fiscal 2020 and $208.6 million, or 52.7%, for the first nine months of fiscal 2020 compared to the respective prior year periods, was driven by recent acquisitions. The acquisition of Eby-Brown contributed an increase in gross profit of $55.9 million and $183.1 million for the third quarter and first nine months of fiscal 2020, respectively. These increases were partially offset by an increase to the inventory reserve of $2.6 million and $2.3 million for the third quarter and first nine months of fiscal 2020, respectively, resulting from the current economic environment due to COVID-19. On occasion, the Company may earn a higher gross profit on cigarette inventory and excise tax stamp quantities when manufacturers increase their prices or when jurisdictions increase their excise tax rates. During the first nine months of fiscal 2020 the Company recognized $5.6 million of gross profit related to increases in excise tax rates. Additionally, there was an increase in procurement gains that impacted this segment. Gross profit as a percentage of net sales declined from 14.4% for the third quarter of fiscal 2019 to 9.0% for the third quarter of fiscal 2020 and from 14.5% for the first nine months of fiscal 2019 to 9.2% the first nine months of fiscal 2020 as a result of Eby-Brown’s lower margins.

Operating expense dollar growth, excluding depreciation and amortization, increased $51.1 million, or 56.0%, for the third quarter of fiscal 2020 and $173.4 million, or 61.6%, for the first nine months of fiscal 2020 compared to the prior year periods. Operating expenses increased primarily as a result of the acquisition of Eby-Brown, which contributed an increase in operating expenses of $53.6 million and $160.3 million for the third quarter and first nine months of fiscal 2020, respectively. Additionally, Vistar operating expenses increased due to the increase in the Eby-Brown earnout expense of $2.3 million and $8.5 million and increases in reserves primarily related to expected credit losses due to the impact of COVID-19 of $4.5 million for both the third quarter and first nine months of fiscal 2020 compared to the prior year periods. These increases were partially offset by decreases in bonus expense of $12.1 million and $10.7 million for the third quarter and first nine months of fiscal 2020, respectively, compared to the prior year periods.

Depreciation and amortization of intangible assets recorded in this segment increased from $9.5 million in the third quarter of fiscal 2019 to $13.1 million in the third quarter of fiscal 2020 and increased from $27.7 million in the first nine months of fiscal 2019 to $36.2 million in the first nine months of fiscal 2020. Depreciation of fixed assets and amortization of intangible assets increased as a result of recent acquisitions.

Segment Results—Corporate & All Other

Three and nine months ended March 28, 2020 compared to the three and nine months ended March 30, 2019

Net Sales

Net sales for Corporate & All Other increased $35.5 million from the third quarter of fiscal 2019 to the third quarter of fiscal 2020 and increased $55.0 million from the first nine months of fiscal 2019 to the first nine months of fiscal 2020. The increase was primarily attributable to an increase in logistics services provided to our other segments.

EBITDA

EBITDA for Corporate & All Other was a negative $58.4 million for the third quarter of fiscal 2020 compared to a negative $36.5 million for the third quarter of fiscal 2019 and was a negative $153.4 million for the first nine months of fiscal 2020 compared to a negative $114.1 million for the first nine months of fiscal 2019. These declines in EBITDA were primarily driven by an increase in professional and legal fees of $20.4 million and $32.4 million in the third quarter of fiscal 2020 and the first nine months of fiscal 2020, respectively, compared to prior year periods related to acquisitions. This increase was partially offset by decreases in bonus expense of $10.7 million and $7.3 million for the third quarter and first nine months of fiscal 2020, respectively, compared to the prior year periods.

Depreciation and amortization of intangible assets recorded in this segment increased from $6.0 million in the third quarter of fiscal 2019 to $6.3 million in the third quarter of fiscal 2020 and increased from $17.8 million in the first nine months of fiscal 2019 to $19.3 million in the first nine months of fiscal 2020 as a result of recent capital outlays for information technology.

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

COVID-19

The unprecedented impact of COVID-19 has grown throughout the world, including in the United States, and governmental authorities have implemented numerous measures attempting to contain and mitigate the effects of the virus, including travel bans and restrictions, quarantines, shelter in place orders, shutdowns and social distancing requirements. These measures have adversely affected and may further adversely affect the Company’s workforce and operations and the operations of its customers and suppliers. We and our distribution centers have experienced instances of reduced operations, including reduced operating hours, and in markets where governments have imposed restrictions on travel outside of the home, or where customers are practicing social distancing, many of our customers, including restaurants, schools, hotels, movie theaters, and business and industry locations, have reduced or discontinued operations, which has and is expected to continue to adversely affect demand in the foodservice industry, including demand for our products and services.

We have focused and are continuing to focus on financial measures to enhance our liquidity profile, as we believe the reduced or discontinued operations of many of our customers will continue to adversely affect demand for our products and services for an inherently uncertain period of time. Actions we have taken with the goal of maintaining financial liquidity and flexibility have included halting non-essential capital expenditure activities, managing costs, suspending our share repurchase program, furloughing or eliminating approximately 3,000 positions across our organization and loaning over 1,100 associates to grocery retail partners to help maintain food supply, as well as deferring 25% of our senior management’s base compensation and 25% of the cash fees to our directors for the period commencing April 6, 2020 through December 31, 2020. Given the uncertainties associated with the severity and duration of the outbreak, we have also drawn $400 million on the revolving line of credit under our ABL Facility, entered the First Amendment to provide the $110 million Additional Junior Term Loan, issued and sold shares of common stock, and issued and sold the Notes due 2025. We may explore more opportunities to raise additional funds and further strengthen our liquidity. Such financings may be in the form of secured or unsecured loans or issuances of debt securities, and there can be no assurance as to the timing, amount or mix of financing alternatives, or whether we will obtain financing on terms favorable to us, or at all.

We believe that our cash flows from operations, available borrowing capacity, and the actions noted above will be sufficient both to meet our anticipated cash requirements over at least the next 12 months and to maintain sufficient liquidity for normal operating purposes.

At March 28, 2020, our cash balance totaled $383.2 million, including restricted cash of $11.1 million, as compared to a cash balance totaling $25.4 million, including restricted cash of $10.7 million, at June 29, 2019. This increase in cash during the first nine months of fiscal 2020 was attributable to net cash provided by operating activities of $17.6 million and net cash provided by financing activities of $2,429.5 million, partially offset by net cash used in investing activities of $2,089.3 million.

Nine months ended March 28, 2020 compared to the nine months ended March 30, 2019

Operating Activities

During the first nine months of fiscal 2020 and the first nine months of fiscal 2019, our operating activities provided cash flow of $17.6 million and $260.5 million, respectively. As of March 28, 2020, the Company had a total cash balance of $585.8 million, consisting of borrowings under the ABL Facility and cash generated from operations. The $585.8 million cash balance resulted in $213.7 million of outstanding checks in excess of deposits being offset to cash. Excluding the impact of this offset, cash flows provided by operating activities would have been $231.3 million for the first nine months of fiscal 2020. The remaining decrease in cash flows provided by operating activities in the first nine months of fiscal 2020 compared to the first nine months of fiscal 2019 was largely driven by lower operating income.

Investing Activities

Cash used in investing activities totaled $2,089.3 million in the first nine months of fiscal 2020 compared to $149.8 million in the first nine months of fiscal 2019. These investments consisted primarily of payments for business acquisitions of $1,989.0 million for the first nine months 2020 and $57.7 million for the first nine months of fiscal 2019, and capital purchases of property, plant, and equipment of $101.1 million and $93.1 million for the first nine months of fiscal 2020 and the first nine months of fiscal 2019, respectively. For the first nine months of fiscal 2020, purchases of property, plant, and equipment primarily consisted of outlays for information technology, warehouse equipment, warehouse expansions and improvements, and transportation equipment. The following table presents the capital purchases of property, plant, and equipment by segment:

	Nine Months Ended
(Dollars in millions)	March 28, 2020	March 30, 2019
Foodservice	$37.8	$67.2
Vistar	44.7	9.5
Corporate & All Other	18.6	16.4
Total capital purchases of property, plant and equipment	$101.1	$93.1

As of March 28, 2020, the Company had commitments of $19.5 million for essential capital projects related to warehouse expansion and improvements and warehouse equipment. The Company anticipates using cash flows from operations or borrowings from the ABL Facility to fulfill these commitments.

Financing Activities

During the first nine months of fiscal 2020, our financing activities provided cash flow of $2,429.5 million, which consisted primarily of $1,060.0 million in cash received from the issuance and sale of the Notes due 2027, $950.4 million in net borrowings under our ABL Facility, and $490.6 million in net proceeds from the issuance of common stock. These sources of cash were partially offset by $37.5 million paid for debt issuance cost associated with the Notes due 2027 and borrowings under the ABL Facility and $16.9 million in payments of finance lease obligations. During the first nine months of fiscal 2019, our financing activities used cash flow of $110.1 million, which consisted primarily of $81.7 million in net payments under our ABL Facility.

On September 27, 2019, the Escrow Issuer (which merged with and into Performance Food Group, Inc. upon the completion of the Reinhart acquisition) issued and sold $1,060.0 million aggregate principal amount of its Notes due 2027.

On December 30, 2019, PFGC and Performance Food Group, Inc. entered into the ABL Facility and borrowed $464.7 million to help finance the Reinhart acquisition.

On December 30, 2019, the Company physically settled an equity forward at the forward sale price of $42.70 per share, net of the underwriting discount. The Company used the $490.6 million of net proceeds from the offering of shares of the Company’s common stock to finance part of the cash consideration payable in connection with the acquisition of Reinhart.

Following the completion of the Reinhart acquisition on December 30, 2019, the funds related to the Notes due 2027 were released from escrow and were used, together with the net proceeds from the offering of shares of the Company’s common stock and borrowings under the ABL Facility, to fund the cash consideration for the Reinhart acquisition and to pay related fees and expenses.

Subsequent to the fiscal quarter end, in April 2020, the Company issued and sold 15,525,000 shares of the Company’s common stock for net proceeds of $337.7 million. On April 21, 2020, Performance Food Group, Inc. issued and sold $275.0 million aggregate principal amount of the Notes due 2025. Additionally, on April 29, 2020, PFGC entered the First Amendment to provide the $110 million Additional Junior Term Loan. Refer to Note 6. Debt within the Notes to Consolidated Financial Statements included in Part I, Item 1 for further description of the First Amendment and Notes due 2025. The net proceeds of the common stock issuance, the Notes due 2025 and the Junior Term Loan are intended to be used for working capital and general corporate purposes.

The following describes our financing arrangements as of March 28, 2020:

ABL Facility: PFGC, a wholly-owned subsidiary of the Company, is a party to the ABL Facility, which has an aggregate principal amount of $3.0 billion and matures on December 30, 2024. Performance Food Group, Inc., a wholly-owned subsidiary of PFGC, is the lead borrower under the ABL Facility, which is jointly and severally guaranteed by, and secured by the majority of the assets of, PFGC and all material domestic direct and indirect wholly-owned subsidiaries of PFGC (other than captive insurance subsidiaries and other excluded subsidiaries). Availability for loans and letters of credit under the ABL Facility is governed by a borrowing base, determined by the application of specified advance rates against eligible assets, including trade accounts receivable, inventory, owned real properties, and owned transportation equipment. The borrowing base is reduced quarterly by a cumulative fraction of the real properties and transportation equipment values. Advances on accounts receivable and inventory are subject to change based on periodic commercial finance examinations and appraisals, and the real property and transportation equipment values included in the borrowing base are subject to change based on periodic appraisals. Audits and appraisals are conducted at the direction of the administrative agent for the benefit and on behalf of all lenders.

Borrowings under the ABL Facility bear interest, at Performance Food Group, Inc.’s option, at (a) the Base Rate (defined as the greater of (i) the Federal Funds Rate in effect on such date plus 0.5%, (ii) the Prime Rate on such day, or (iii) one month LIBOR plus 1.0%) plus a spread or (b) LIBOR plus a spread. The ABL Facility also provides for an unused commitment fee of 0.25%.

The following table summarizes outstanding borrowings, availability, and the average interest rate under the ABL Facility:

(Dollars in millions)	As of March 28, 2020	As of June 29, 2019
Aggregate borrowings	$1,809.4	$859.0
Letters of credit under ABL Facility	139.1	89.9
Excess availability, net of lenders’ reserves of $70.1 and $38.6	848.8	1,182.7
Average interest rate	2.72%	4.01%

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

Senior Notes due 2027: On September 27, 2019, Escrow Issuer (which merged with and into Performance Food Group, Inc.) issued and sold $1,060.0 million aggregate principal amount of Notes due 2027. On December 30, 2019, the proceeds from the Notes due 2027 were used to finance part of the Reinhart acquisition and other transaction costs incurred with the Notes due 2027.

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

Letters of Credit Facility: On August 9, 2018, Performance Food Group, Inc. and PFGC entered into the Letters of Credit Facility.  The Letters of Credit Facility is an uncommitted facility that provides for the issuance of letters of credit in an aggregate amount not to exceed $40.0 million. Each letter of credit shall have a term not to exceed one year; however, a letter of credit may renew automatically in accordance with its terms. A fee equal to 2.5% per annum on the average daily amount available to be drawn on each day under each outstanding letter of credit is payable quarterly. As of March 28, 2020, the Company has $28.3 million letters of credit outstanding under the Letters of Credit Facility.

As of March 28, 2020, we were in compliance with all of the covenants under the ABL Facility and the indentures governing the Notes due 2024 and Notes due 2027.

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

Total assets for Foodservice increased $2,567.7 million from $3,166.5 million as of March 30, 2019 to $5,734.2 million as of March 28, 2020. Total assets for Foodservice increased $2,581.9 million from $3,152.3 million as of June 29, 2019 to $5,734.2 million as of March 28, 2020. For both periods, this segment increased its property, plant and equipment, inventory, accounts receivable, goodwill, and intangible assets primarily due to the acquisition of Reinhart. Foodservice’s assets also increased for both periods as a result of the Company’s June 30, 2019 adoption of ASC 842 and the recognition of operating lease right-of-use assets of $178.5 million.

Total assets for Vistar increased $692.7 million from $831.3 million as of March 30, 2019 to $1,524.0 million as of March 28, 2020. During this time period, this segment increased its accounts receivable, inventory, property, plant and equipment, and goodwill, primarily due to the acquisition of Eby-Brown. Total assets for Vistar increased $253.0 million from $1,271.0 million as of June 29, 2019 to $1,524.0 million as of March 28, 2020. For both periods, Vistar’s assets also increased as a result of the Company’s June 30, 2019 adoption of ASC 842 and the recognition of operating lease right-of-use assets of $252.3 million.

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

As of March 28, 2020, our subsidiary, Performance Food Group, Inc., had eight interest rate swaps with a combined value of $850.0 million notional amount that were designated as cash flow hedges of interest rate risk. See Note 7. Derivatives and Hedging Activities within the Notes to Consolidated Financial Statements included in Part I, Item 1 for further discussion of these interest rate swaps.

The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction impacts earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next twelve months, we estimate that lossess of approximately $2.5 million will be reclassified as an increase to interest expense.

Based on the fair values of these interest rate swaps as of March 28, 2020, a hypothetical 100 bps decrease in LIBOR would result in a loss of $12.3 million and a hypothetical 100 bps increase in LIBOR would result in a gain of $15.9 million within accumulated other comprehensive income.

Assuming an average daily balance on our ABL Facility of approximately $1.5 billion, approximately $265 million of our outstanding long-term debt is fixed through interest rate swap agreements over the next twelve months and approximately $1.3 billion represents variable-rate debt. A hypothetical 100 bps increase in LIBOR on our variable-rate debt would lead to an increase of approximately $12.5 million in annual cash interest expense.

Fuel Price Risk

We seek to minimize the effect of higher diesel fuel costs both by reducing fuel usage and by taking action to offset higher fuel prices. We reduce usage by designing more efficient truck routes and by increasing miles per gallon through on-board computers that monitor and adjust idling time and maximum speeds and through other technologies. In our Foodservice and Vistar segments, we seek to manage fuel prices through diesel fuel surcharges to our customers and through the use of costless collar or swap arrangements.

The Company’s fuel collar and swap arrangements do not qualify for hedge accounting treatment for reasons discussed in Note 7. Derivatives and Hedging Activities within the Notes to Consolidated Financial Statements included in Part I, Item 1 above. Therefore, these collars and swaps are recorded at fair value as either an asset or liability on the balance sheet. Any changes in fair value are recorded in the period of the change as unrealized gains or losses on fuel hedging instruments. As a result of the significant decrease in fuel prices during our fiscal third quarter, the Company recognized losses of $7.4 million related to changes in the fair value of fuel collar and swap instruments.

Our fuel purchases occur at market prices. Using published market price projections for diesel and estimates of fuel consumption, a 10% hypothetical increase in diesel prices from the market price would result in a potential increase of approximately $11.9 million in annual fuel costs included in Operating expenses. As discussed above, this increase in fuel costs would be partially offset by fuel surcharges passed through to our customers.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) under the Exchange Act), that occurred during the fiscal quarter ended March 28, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As permitted by applicable SEC guidance, the scope of our evaluation regarding changes in our internal control over financial reporting during the fiscal quarter ended March 28, 2020 excluded internal control over financial reporting for Reinhart, which was acquired on December 30, 2019.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to various allegations, claims, and legal actions arising in the ordinary course of business.

While it is impossible to determine with certainty the ultimate outcome of any of these proceedings, lawsuits, and claims, management believes that adequate provisions have been made or insurance secured for all currently pending proceedings so that the ultimate outcomes will not have a material adverse effect on our financial position. During the three months ended March 28, 2020, there have been no material changes to legal proceedings from those discussed in the Form 10-K.

Item 1A.	Risk Factors

There have been no material changes to our principal risks that we believe are material to our business, results of operations, and financial condition from the risk factors previously disclosed in the Form 10-K, which is accessible on the SEC’s website at www.sec.gov, except as follows:

Risks Related to Our Business

The recent novel coronavirus (COVID-19) global pandemic has had and is expected to continue to have an adverse effect on our business and results of operations.

The recent novel coronavirus (COVID-19) global pandemic has had and is expected to continue to have an adverse effect on our business and results of operations. In late 2019, a novel strain of coronavirus, COVID-19, was first detected. In March 2020, the World Health Organization declared COVID-19 a global pandemic, and governmental authorities around the world have implemented measures to reduce the spread of COVID-19, including travel bans and restrictions, quarantines, shelter in place orders, shutdowns and social distancing requirements. These measures have adversely affected workforces, suppliers, customers, consumer sentiment, economies, and financial markets, and, along with decreased consumer spending, have led to an economic downturn in many of our markets. In addition, there is significant uncertainty regarding such measures and potential future measures, and restrictions on our access to our distribution centers or on our workforce, or similar limitations for our suppliers, could limit customer demand and/or our capacity to meet customer demand and have a material adverse effect on our financial condition, results of operations and liquidity profile. As a result of COVID-19, we and our distribution centers have experienced instances of reduced operations, including reduced operating hours, and in markets where governments have imposed restrictions on travel outside of the home, or where customers are practicing social distancing, many of our customers, including restaurants, schools, hotels, movie theaters, and business and industry locations, have reduced or discontinued operations, which has and is expected to continue to adversely affect demand in the foodservice industry, including demand for our products and services. These events have had, and are expected to continue to have, an adverse impact on numerous aspects of our business, financial condition and results of operations including, but not limited to, our growth, product costs, supply chain disruptions, labor shortages, logistics constraints, customer demand for our products and industry demand generally, consumer spending, our liquidity, the price of our securities and trading markets with respect thereto, our ability to access capital markets, and the global economy and financial markets generally.

While we are unable to predict the impact that COVID-19 will have on our operations going forward due to uncertainties including the severity and duration of the outbreak and governmental and social responses and additional actions that may be taken by governmental authorities, we currently expect our total sales for the fourth quarter ending June 27, 2020, to be significantly and adversely impacted. The continued spread of COVID-19 and further implementation of governmental and social responses could further cause disruption in our supply chain, cause delay, or limit the ability of, customers to continue to operate and perform, including in making timely payments to us or at all, result in labor or food shortages, result in impairment charges or cause other unpredictable events, any of which could materially and adversely impact our operations.

Although we have reduced cash expenditures on inventory in response to reduced demand, any near-term liquidity benefit of doing so may be offset to the extent our customers are unable or unwilling to settle accounts receivable with us on a timely basis or at all. Deterioration in the quality of our accounts receivable (including delinquency or remaining outstanding beyond a certain number of days and insolvency or cessation of business at the debtor) may also negatively affect our ability to borrow under our ABL Facility, which is limited by a borrowing base calculation that incorporates the value of eligible accounts receivable. In addition, to the extent our sales volumes increase we expect to incur incremental costs to increase our working capital to meet demand.

To the extent the COVID-19 pandemic continues to adversely affect our business, results of operation and financial condition, it may also have the effect of heightening many of the other risks described in our Form 10-K, such as those relating to our high level of indebtedness, our need to generate sufficient cash flows to service our indebtedness, and our ability to comply with the covenants contained in the agreements that govern our indebtedness and may have an adverse effect on the price of our common stock. We may pursue alternatives to further increase our liquidity, including additional debt or equity financings, which may increase our interest expense, result in additional dilution, subject us to additional operating restrictions or negatively affect the price of our common stock.

We may be unable to successfully integrate Reinhart’s business with our business and realize the anticipated benefits of the Reinhart Acquisition.

The success of the previously completed Reinhart acquisition will depend, in part, on our ability to successfully combine Reinhart, which previously operated as an independent company, with our business and realize the anticipated benefits, including synergies, cost savings, innovation and operational efficiencies, from the combination. Such integration has been, and will continue to be, impacted by the COVID-19 pandemic. If we are unable to achieve these objectives within the anticipated time frame, or at all, the anticipated benefits may not be realized fully, or at all, or may take longer to realize than expected and the value of our common stock may be harmed.

The Reinhart acquisition involves the integration of Reinhart with our existing business, which is a complex, costly and time-consuming process. We had not previously completed a transaction comparable in size or scope to the Reinhart acquisition. The continued integration of Reinhart into our business may result in material challenges, including, without limitation:

•	the diversion of management’s attention from ongoing business concerns and performance shortfalls as a result of the devotion of management’s attention to the integration of the Reinhart business;

•	managing a larger company;

•	maintaining employee morale and attracting and motivating and retaining management personnel and other key employees;

•	the possibility of faulty assumptions underlying expectations regarding the integration process;

•	retaining existing business and operational relationships and attracting new business and operational relationships;

•	consolidating corporate and administrative infrastructures and eliminating duplicative operations;

•	coordinating geographically separate organizations;

•	unanticipated issues in integrating information technology, communications and other systems;

•	unanticipated changes in federal or state laws or regulations; and

•	unforeseen expenses associated with the Reinhart acquisition, including delays to the integration of the Reinhart business as a result of the COVID-19 pandemic.

Many of these factors will be outside of our control and any one of them could result in delays, increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy, which could materially affect our financial position, results of operations and cash flows.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information relating to our purchases of the Company’s common stock during the third quarter of fiscal 2020.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan (in millions)(2)
December 29, 2019—January 25, 2020	10,444	$51.49	—	240.7
January 26, 2020—February 22, 2020	—	—	—	240.7
February 23, 2020—March 28, 2020	315,354	15.81	315,100	235.7
Total	325,798	$16.95	315,100

(1)

During the third quarter of fiscal 2020, the Company repurchased 10,698 shares of the Company’s common stock via share withholding for option cost and payroll tax obligations due from employees in connection with the delivery of shares of the Company’s common stock under our incentive plans.

(2)

On November 13, 2018, the Board of Directors authorized a share repurchase program for up to $250 million of the Company’s outstanding common stock. The share repurchase program does not have an expiration date and may be amended, suspended, discontinued at any time. Repurchases under this program depend upon market place conditions and other factors, including compliance with the covenants under the ABL Facility and the indentures governing the Notes due 2024 and Notes due 2027. The share repurchase program remains subject to the discretion of the Board of Directors. During the three months ended March 28, 2020, the Company repurchased and subsequently retired 0.3 million shares of common stock, for a total of $5.0 million. On March 23, 2020, the Company discontinued further repurchases under the plan. As of March 28, 2020, approximately $235.7 million remained available for additional share repurchases.

Item 3:	Defaults Upon Senior Securities

None

Item 4:	Mine Safety Disclosures

Not applicable

Item 5:	Other Information

On May 4, 2020, the Company adopted the Performance Food Group Company Executive Severance Plan (the “Severance Plan”).  George L. Holm, President and Chief Executive Officer of the Company, James D. Hope, Executive Vice President and Chief Financial Officer of the Company, Patrick T. Hagerty, Executive Vice President and President and Chief Executive Officer of Vistar, and Craig H. Hoskins, Executive Vice President and President and Chief Executive Officer of the Company’s Foodservice segment, along with other designated executive officers of the Company, are participants in the Severance Plan.

The Severance Plan provides that if a participant’s employment is terminated by the Company or an affiliate without “Cause” or by the participant for “Good Reason” (each term as defined in the Severance Plan), the participant will be entitled to certain severance payments based on the participant’s “tier” level.

•A Tier I Participant (only Mr. Holm) is entitled to receive cash severance equal to 2.0 times the Tier I Participant’s salary if his or her employment is terminated without Cause or if the Tier I Participant resigns with Good Reason.  If the Tier I Participant’s employment is terminated without Cause or if the Tier I Participant resigns with Good Reason within 90 days before or 24 months after a Change in Control (as defined in the Severance Plan), then the Tier I Participant will receive an additional amount of cash severance benefit equal to 2.0 times the Tier I Participant’s target bonus.

•A Tier II Participant (including Messrs. Hope, Hagerty and Hoskins) is entitled to receive cash severance equal to 1.5 times the Tier II Participant’s salary if his or her employment is terminated without Cause or the Tier II Participant resigns with Good Reason.  If the Tier II Participant’s employment is terminated without Cause or if the Tier II Participant resigns with Good Reason within 90 days before or 24 months after a Change in Control, then the Tier II Participant will receive an additional amount of cash severance benefit equal to the sum of 0.5 times the Tier II Participant’s salary plus 2.0 times the Tier II Participant’s target bonus.

•A Tier III Participant is entitled to receive cash severance equal to 1.0 times the Tier III Participant’s salary if his or her employment is terminated without Cause or the Tier III Participant resigns with Good Reason.  If the Tier III Participant’s employment is terminated without Cause or if the Tier III Participant resigns with Good Reason within 90 days before or 24 months after a Change in Control, then the Tier III Participant will receive an additional amount of cash severance benefit equal to 1.0 times the Tier III Participant’s target bonus.

A participant who is entitled to receive cash severance benefits under the Severance Plan will also be entitled to receive monthly COBRA supplements equal to the monthly payment that former employees of the Company are required to pay for COBRA coverage for the same type and level of coverage that was in effect for the participant and his or her qualified beneficiaries on the date the participant’s employment with the Company and its affiliates ended minus monthly payment that the participant paid for such coverage immediately before such employment ended.

The provision of payments and benefits described above is conditioned upon (i) a participant’s execution of an agreement (“Participation Agreement”) confirming his or her agreement to be bound by all the terms and conditions of the Severance Plan, (ii) a participant’s execution of a release of claims following the termination of the participant’s employment with the Company and its affiliates, and (iii) a participant’s agreement not to compete with the Company or solicit its employees or customers for one year following termination of employment, and not to use or disclose the Company’s confidential information.

The Severance Plan provides that if a participant receives any amount, whether under the Severance Plan or otherwise, that is subject to the excise tax imposed pursuant to Section 4999 of the Internal Revenue Code, the amount of the payments to be made to the participant will be reduced to the extent necessary to avoid imposition of the excise tax, but only if the net amount of those reduced payments exceeds the net amount that the participant would receive following imposition of the excise tax and all income and related taxes.

Participants in the Severance Plan are not eligible to participate in, or receive benefits under, any other severance plan, policy or agreement of the Company, including the Company’s prior Senior Management Severance Plan or under the terms of any prior employment or related letter agreement.

The foregoing description of the Severance Plan and the Participation Agreement is qualified in its entirety by reference to the text of the Severance Plan and the Participation Agreement, which are attached hereto as Exhibit 10.1 and Exhibit 10.2, respectively, and incorporated by reference herein.

Item 6:	Exhibits

Exhibit No.	Description

4.1

Indenture dated as of April 24, 2020, by and between Performance Food Group, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-37578) filed with the Securities and Exchange Commission on April 27, 2020).

4.2

Form of 6.875% Senior Notes due 2025 (included in Exhibit 4.1) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-37578) filed with the Securities and Exchange Commission on April 27, 2020).

10.1	Performance Food Group Company Executive Severance Plan.
10.2	Form of Performance Food Group Company Executive Severance Plan Participation Agreement.
10.3

First Amendment to Fourth Amended and Restated Credit Agreement, dated as of April 29, 2020, among PFGC, Inc., Performance Food Group Inc., Wells Fargo, National Association, as Administrative Agent and Collateral Agent, and other borrowers from time to time party thereto, and other lenders thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37578) filed with the Securities and Exchange Commission on May 1, 2020).

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

PERFORMANCE FOOD GROUP COMPANY (Registrant)

Dated: May 4, 2020	By:	/s/ James D. Hope
	Name:	James D. Hope
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)