Form 10-K
period 2020-06-27
Performance Food Group Co
filed 2020-08-18
CIK 1618673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 27, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At December 27, 2019, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of common stock held by non-affiliates was $4,705,584,147 (based on the closing sale price of common stock on such date on the New York Stock Exchange).

132,739,975 shares of common stock were outstanding as of August 5, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Schedule 14A relating to the Registrant’s Annual Meeting of Stockholders, to be held on or about November 19, 2020, are incorporated by reference in response to Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K. The definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the Registrant’s fiscal year ended June 27, 2020.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K (this “Form 10-K”) may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. All statements, other than statements of historical facts included in this Form 10-K, including statements concerning our plans, objectives, goals, beliefs, business strategies, future events, business conditions, our results of operations, financial position, our business outlook, business trends and other information are forward-looking statements. Words such as “estimates,” “expects,” “contemplates,” “will,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts,” “may,” “should” and variations of such words or similar expressions are intended to identify forward-looking statements. The forward-looking statements are not historical facts, and are based upon our current expectations, beliefs, estimates and projections, and various assumptions, many of which, by their nature, are inherently uncertain and beyond our control. Our expectations, beliefs, estimates and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs, estimates and projections will result or be achieved, and actual results may vary materially from what is expressed in or indicated by the forward-looking statements.

There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-K. Such risks, uncertainties and other important factors that could cause actual results to differ include, among others, the risks, uncertainties and factors set forth under Part I, Item 1A. Risk Factors in this Form 10-K, as such risk factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission (the “SEC”), and are accessible on the SEC’s website at www.sec.gov, and also include the following:

•

the impact of the novel coronavirus (“COVID-19”) pandemic on the global markets, the restaurant industry, and our business specifically has had and is expected to continue to have a material adverse effect on our results of operations;

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

PART I

Item 1. Business

Performance Food Group Company (“we,” “our,” “us,” “the Company,” or “PFG”), through its subsidiaries, markets and distributes more than 200,000 food and food-related products from 109 distribution centers to over 200,000 customer locations across the United States. Our more than 20,000 employees serve a diverse mix of customers, from independent and chain restaurants to schools, business and industry locations, hospitals, vending distributors, office coffee service distributors, retailers, convenience stores, and theaters. We source our products from various suppliers and serve as an important partner to our suppliers by providing them access to our broad customer base. In addition to the products we offer to our customers, we provide value-added services by allowing our customers to benefit from our industry knowledge, scale, and expertise in the areas of product selection and procurement, menu development, and operational strategy.

Performance Food Group Company was incorporated under the laws of the state of Delaware on September 23, 2002.

On December 30, 2019, the Company acquired Reinhart from Reyes Holdings, L.L.C. in a transaction valued at $2.0 billion, or approximately $1.7 billion net of an estimated tax benefit to the Company of approximately $265 million. The $2.0 billion purchase price was financed with $464.7 million of borrowings under the Fourth Amended and Restated Credit Agreement dated December 31, 2019 (the “ABL Facility”), net proceeds of $1,033.7 million from new senior unsecured 5.500% Notes due 2027 (“Notes due 2027”), and net proceeds of $490.6 million from an offering of shares of the Company’s common stock. The Reinhart acquisition expands the Company’s broadline presence by enhancing its distribution footprint in key geographies, and the Company believes it will help achieve its long-term growth goals. The Reinhart acquisition is reported in the Foodservice segment.

In March 2020, the World Health Organization declared the COVID-19 outbreak to be a global pandemic. In response to this declaration and the rapid spread of COVID-19 across the country, federal, state, and local governments have implemented various means of slowing the spread of the virus. These measures include quarantines, stay-at-home or shelter-in-place orders, school closures, travel restrictions, closure of non-essential businesses, and other means. These measures have already had a significant adverse impact on the economy, but the full scope of the impact of COVID-19 is unknown.

As an essential element of the country’s food supply chain, the Company has continued to operate all of it distribution centers. Despite the Company’s continued operations, mandatory and voluntary containment measures in response to COVID-19 have had a significant impact on the food-away-from-home industry. Many restaurants have closed, are restricting the number of patrons they will serve at one time or are only providing carry-out or delivery options. These restrictions have also impacted businesses throughout the economy, including theaters, retail operations, schools, and other businesses we provide products and services to. Additionally, any economic recession in the future will likely have an adverse impact on our industry, as the frequency of purchases and amount spent by consumers for food-away-from-home can impact our customers, and therefore, our sales.

At the end of our third quarter of fiscal 2020 and during our fourth quarter of fiscal 2020, we saw the impact of COVID-19 in our operations, including significant decreases in sales. Despite these difficulties, we have taken steps to ensure a strong financial position, including forging new partnerships with grocery locations, supporting restaurant customers with the transition to higher volumes of take-out and delivery, and other means. Actions we have taken with the goal of maintaining financial liquidity and flexibility have included halting non-essential capital expenditure activities, managing costs, suspending our share repurchase program, furloughing or eliminating positions across our organization, and loaning associates to grocery retail partners to help maintain food supply. We have drawn $400.0 million from the Company’s $3.0 billion revolving line of credit under the ABL Facility and entered into the First Amendment to the ABL Facility to provide for a $110.0 million 364-day maturity loan that is junior to the other obligations owed under the ABL Facility (“Additional Junior Term Loan”). Additionally, we issued and sold 15,525,000 shares of the Company’s common stock for net proceeds of $337.5 million and issued and sold $275.0 million aggregate principal amount of our 6.875% Senior Notes due 2025 (the “Notes due 2025”).

We continue to assess the economic situation and evaluate measures to lessen the adverse impact of COVID-19 on our operations.  However, there is no certainty that such measures, or measures that we have already taken, will be successful in mitigating the risks posed by COVID-19. We expect that COVID-19 will continue to have a material adverse impact on our future reported results. However, the extent to which COVID-19 will affect our operations and results is highly variable and cannot be reasonably estimated at this time.

Customers and Marketing

We serve different types of customers through each of our two reportable segments. Our Foodservice segment markets and distributes food and food-related products to independent restaurants, chain restaurants, and other institutional “food-away-from-

home” locations. Our Vistar segment distributes to vending and office coffee service distributors, retailers, theaters, convenience stores, and hospitality providers, among others. We believe that customers select a distributor based on breadth of product offerings, consistent product quality, timely and accurate delivery of orders, value-added services, and price. In addition, we believe that some of our larger independent and chain customers gain operational efficiencies by dealing with a limited number of foodservice distributors. In fiscal 2020, one customer, Speedway LLC, accounted for 10.2% of our total net sales, while no single customer accounted for more than 10% of our total net sales for fiscal 2019 or fiscal 2018.

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

Chain Customers. Our Foodservice segment also serves chain customers. Chain customers are multi-unit restaurants with five or more locations and include fine dining, family and casual dining, fast casual, and quick serve restaurants, as well as hotels, healthcare facilities, and other multi-unit institutional customers. Our Foodservice segment chain customers include regional businesses requiring short-haul routes, such as various locations of Blaze Pizza, Chuy’s, Marco’s Pizza, Mellow Mushroom, Pollo Tropical, Shake Shack, Subway, Wingstop, Zaxby’s and many others. The Foodservice segment also services national businesses requiring long-haul routes, including many of the most recognizable family and casual dining restaurant chains such as Chili’s, Cracker Barrel, O’Charley’s, Outback Steakhouse, Red Lobster, Ruby Tuesday, and TGI Friday’s. Foodservice also serves fast casual chains such as PDQ. Sales to chain customers are typically lower gross margin but have larger deliveries than those to independent customers. Dedicated account representatives are responsible for managing the overall chain customer relationship, including ensuring complete order fulfillment and customer satisfaction. Members of senior management assist in identifying potential new chain customers and managing long-term account relationships.

Vistar Customers. Our Vistar segment distributes candy, snacks, beverages, cigarettes, other tobacco products, health & beauty, and other products to a number of distinct channels. Vending operators comprise Vistar’s largest channel. We distribute a broad selection of vending machine products to the operators’ depots, from which they distribute products and stock machines. We are a leading distributor of these products to theater chains, and Vistar’s customers include AMC, Cinemark, Galaxy Theaters, Regal Cinemas, and others. We typically deliver our orders directly to individual theater locations. We are a leading distributor to the office coffee service channel. Vistar also distributes to retailers, particularly for candy, snack, and beverage purchases in impulse buying locations. Our customers include retailers such as Dollar Tree, Home Depot, Staples, and others. Vistar distributes to other channels with a heavy concentration of candy, snacks, beverages, cigarettes, and other tobacco products, including convenience stores, hospitality providers, concessionaires, college bookstores, hotel and airport gift shops, corrections facilities, and others. The distribution model also includes a “pick and pack” capability, which utilizes third-party carriers and Vistar’s SKU variety to sell to customers whose order sizes are too small to be served effectively by our delivery network. Vistar also operates Merchant’s Marts locations, which are cash-and-carry operators where customers generally pick up orders rather than having them delivered.

Products and Services

We distribute more than 200,000 food and food-related products. These products include a full line of frozen foods, such as meats, fully prepared appetizers and entrees, fruits, vegetables, and desserts; a full line of canned and dry foods; fresh meats; dairy products; beverage products; imported specialties; fresh produce; and candy, snack, and other products. We also supply a wide variety of non-food items including paper products such as pizza boxes, disposable napkins, plates and cups; tableware such as china and silverware; cookware such as pots, pans, and utensils; restaurant and kitchen equipment and supplies; cigarettes and other tobacco products; and cleaning supplies. We also provide our customers with value-added services, as described below, in the normal course of providing full-service distribution services.

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

Suppliers

We source our products from various suppliers and serve as an important partner to our suppliers by providing them access to our broad customer base. Many of our suppliers provide products to both reportable segments, while others sell to only one segment. Our supplier base consists principally of large corporations that sell their national brands, our Performance Brands, and sometimes both. We also buy from smaller suppliers, particularly on a regional basis, and particularly those that specialize in produce and other perishable commodities. Many of our suppliers provide sales material and sales call support for the products that we purchase.

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

We seek to minimize the effect of higher diesel fuel costs both by reducing fuel usage and by taking action to offset higher fuel prices. We reduce usage by designing more efficient truck routes and by increasing miles per gallon through on-board computers that monitor and adjust idling time and maximum speeds and through other technologies. In our Foodservice and Vistar segments, we seek to manage fuel prices through diesel fuel surcharges to our customers and through the use of costless collars. As of June 27, 2020, we had collars in place for approximately 33% of the gallons we expect to use over the 12 months following June 27, 2020. These fuel collars do not qualify for hedge accounting treatment for reasons discussed in Note 9. Derivatives and Hedging Activities of Notes to Consolidated Financial Statements included in Item 8. Therefore, these collars are recorded at fair value as either an asset or liability on the balance sheet. Any changes in fair value are recorded in the period of the change as unrealized gains or losses on fuel hedging instruments.

Competition

The foodservice distribution industry is highly competitive. Certain of our competitors have greater financial and other resources than we do. Furthermore, there are two larger broadline distributors, Sysco, and US Foods, with national footprints. In addition, there are numerous regional, local, and specialty distributors. These smaller distributors often align themselves with other smaller distributors through purchasing cooperatives and marketing groups to enhance their geographic reach, private label offerings, overall purchasing power, cost efficiencies and to assemble delivery networks for national or multi-regional distribution. We often do not have exclusive service agreements with our customers and our customers may switch to other distributors if those distributors can offer lower prices, differentiated products, or customer service that is perceived to be superior. We believe that most purchasing decisions in the foodservice business are based on the quality and price of the product and a distributor’s ability to fill orders completely and accurately and to provide timely deliveries.

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

Seasonality

Historically, the food-away-from-home and foodservice distribution industries are seasonal, with lower profit in the first and third quarters of each calendar year. Consequently, we typically experience lower operating profit during our first and third fiscal quarters, depending on the timing of acquisitions, if any. The impact of the novel coronavirus (“COVID-19”) pandemic has resulted in a temporary disruption to historic seasonal trends.

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

Employees

As of June 27, 2020, we had more than 20,000 full-time employees. As of June 27, 2020, unions represented approximately 1,200 of our employees. We have entered into 13 collective bargaining and similar agreements with respect to our unionized employees. We believe that we have good relations with both union and non-union employees, and we strive to be well regarded in the communities in which we operate. We have not had any material work stoppages or lockouts in the last five years. Our agreements with our union employees expire at various times through 2027.

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

Our Segments

Foodservice. The Foodservice segment markets and distributes food and food-related products to independent restaurants, chain restaurants, and other institutional “food-away-from-home” locations. Foodservice offers a “broad line” of products, including custom-cut meat and seafood, as well as products that are specific to our customers’ menu requirements. Foodservice operates a network of 74 distribution centers, each of which is run by a business team who understands the local markets and the needs of its particular customers and who is empowered to make decisions on how best to serve them. This segment serves over 110,000 customer locations with over 155,000 food and food-related products.

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

Our products consist of Performance Brands, as well as nationally branded products and products bearing our customers’ brands. Our Performance Brands typically generate higher gross profit per case than other brands.

Vistar. Vistar is a leading national distributor of candy, snacks, beverages, cigarettes, and other tobacco products to vending and office coffee service distributors, retailers, theaters, convenience stores, and hospitality providers. The segment provides national distribution of approximately 45,000 different SKUs of candy, snacks, beverages, and other items to over 90,000 customer locations from our network of 35 Vistar OpCos and 6 Merchant’s Marts locations. Merchant’s Marts are cash-and-carry operators where customers generally pick up orders rather than having them delivered. Vistar’s scale in these channels enhances our ability to procure a broad variety of products for our customers. Vistar OpCos deliver to vending and office coffee service distributors and directly to most theaters and some other locations. The distribution model also includes a “pick and pack” capability, which utilizes third-party carriers and Vistar’s SKU variety to sell to customers whose order sizes are too small to be served effectively by our delivery network. We believe these capabilities, in conjunction with the breadth of our inventory, are differentiating and allow us to serve many distinct customer types. Vistar has successfully built upon our national platform to broaden the channels we serve to include hospitality venues, concessionaires, airport gift shops, college book stores, corrections facilities, and impulse locations in big box retailers such as Home Depot, Dollar Tree, Staples, and others.

Refer to Note 19. Segment Information of Notes to Consolidated Financial Statements included in Item 8 for financial information about our segments.

Available Information

We file annual, quarterly, and current reports, proxy statements and other information with the SEC. Our filings with the SEC are available to the public on the SEC’s website at www.sec.gov. Those filings are also available to the public on, or accessible through, our website for free via the “Investors” section at www.pfgc.com. The information we file with the SEC or contained on or accessible through our corporate website or any other website that we may maintain is not incorporated by reference herein and is not part of this Form 10-K.

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

Item 1A. Risk Factors

Risks Relating to Our Business and Industry

The impact of the novel coronavirus (“COVID-19”) pandemic on the global markets, the restaurant industry, and our business specifically has had and is expected to continue to have an adverse effect on our business, financial condition and results of operations.

The recent novel coronavirus (COVID-19) global pandemic has had and is expected to continue to have an adverse effect on our business, financial condition, and results of operations. In late 2019, COVID-19 was first detected. In March 2020, the World Health Organization declared COVID-19 a global pandemic, and governmental authorities around the world have implemented measures to reduce the spread of COVID-19, including travel bans and restrictions, quarantines, shelter in place orders, shutdowns and social distancing requirements. These measures have adversely affected workforces, suppliers, customers, consumer sentiment, economies, and financial markets, and, along with decreased consumer spending, have led to an economic downturn in many of our markets.

As an essential element of the country’s food supply chain, the Company has continued to operate all of it distribution centers. Despite the Company’s continued operations, mandatory and voluntary containment measures in response to COVID-19 have had a significant impact on the food-away-from-home industry. Many restaurants have closed, are restricting the number of patrons they will serve at one time or are only providing carry-out or delivery options. These restrictions have also impacted businesses throughout the economy, including theaters, retail operations, schools, and other businesses to whom we provide products and services, which collectively have adversely affected our results of operations.

At the end of our third quarter of fiscal 2020 and during our fourth quarter of fiscal 2020, we saw the impact of COVID-19 in our operations, including significant decreases in sales. Despite these difficulties, we have taken steps that we believe will support our financial position, including forging new partnerships with grocery locations, supporting restaurant customers with the transition to higher volumes of take-out and delivery, and other means. Actions we have taken with the goal of maintaining financial liquidity and flexibility have included halting non-essential capital expenditure activities, managing costs, suspending our share repurchase program, furloughing or eliminating positions across our organization, and loaning associates to grocery retail partners to help maintain food supply. We have drawn $400.0 million from the Company’s $3.0 billion revolving line of credit under the ABL Facility and entered into the First Amendment to the ABL Facility to provide for a $110.0 million Additional Junior Term Loan. Additionally, we issued and sold 15,525,000 shares of the Company’s common stock for net proceeds of $337.5 million and issued and sold $275.0 million aggregate principal amount of the Notes due 2025.

Although we believe we have taken prudent measures to maintain our financial liquidity and support our business, the impacts of COVID-19 have had, and are expected to continue to have, an adverse impact on numerous aspects of our business, financial condition and results of operations including, but not limited to, our growth, product costs, supply chain disruptions, labor shortages, logistics constraints, customer demand for our products and industry demand generally, consumer spending, our liquidity, the price of our securities and trading markets with respect thereto, our ability to access capital markets, and the global economy and financial markets generally.  Furthermore, we cannot predict the duration of the COVID-19 pandemic or future governmental regulations or legislation that may be passed as a result of ongoing or future COVID-19 outbreaks.  The continued impact of COVID-19 and the enactment of additional governmental regulations and restrictions may further adversely impact the global economy, the restaurant industry, and our business specifically, despite prior or future actions taken by the Company.

Competition in our industry is intense, and we may not be able to compete successfully.

The foodservice distribution industry is highly competitive. Certain of our competitors have greater financial and other resources than we do. Furthermore, there are two larger broadline distributors, Sysco, and US Foods, with national footprints. In addition, there are numerous regional, local, and specialty distributors. These smaller distributors often align themselves with other smaller distributors through purchasing cooperatives and marketing groups to enhance their geographic reach, private label offerings, overall purchasing power, cost efficiencies and to assemble delivery networks for national or multi-regional distribution. We often do not have exclusive service agreements with our customers and our customers may switch to other distributors if those distributors can offer lower prices, differentiated products, or customer service that is perceived to be superior. We believe that most purchasing decisions in the foodservice business are based on the quality and price of the product and a distributor’s ability to fill orders completely and accurately and provide timely deliveries. We cannot assure you that our current or potential competitors will not provide products or services that are comparable or superior to those provided by us or adapt more quickly than we do to evolving trends or changing market requirements. Accordingly, we cannot assure you that we will be able to compete effectively against current and future competitors, and increased competition may result in price reductions, reduced gross margins, and loss of market share, any of which could materially adversely affect our business, financial condition, or results of operations.

We operate in a low margin industry, which could increase the volatility of our results of operations.

Similar to other resale-based industries, the distribution industry is characterized by relatively low profit margins. These low profit margins tend to increase the volatility of our reported net income since any decline in our net sales or increase in our costs that is small relative to our total net sales or costs may have a large impact on our net income. For example, the impact of COVID-19 on our customers has resulted in a significant decline in organic case volume and net sales, and, as a result, the Company reported a net loss for fiscal 2020.

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

Many of our customers buy from us pursuant to individual purchase orders, and we often do not enter into long-term agreements with these customers. Because such customers are not obligated to continue purchasing products from us, we cannot assure you that the volume and/or number of our customers’ purchase orders will remain constant or increase or that we will be able to maintain our existing customer base. Significant decreases in the volume and/or number of our customers’ purchase orders or our inability to retain or grow our current customer base may have a material adverse effect on our business, financial condition, or results of operations. As a result of the effects of COVID-19 on our customers, organic case volume declined 10% in fiscal 2020 compared to fiscal 2019.

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

Mandatory and voluntary containment measures in response to COVID-19 have had a significant impact on the food-away-from-home industry. Many restaurants have closed, are restricting the number of patrons they will serve at one time or are only providing carry-out or delivery options. The Company is supporting restaurant customers with the transition to higher volumes of take-out and delivery, however, in the latter part of fiscal 2020 we experienced a significant decline in organic case volume and net sales. Furthermore, the mandatory and voluntary containment measures in response to COVID-19 have also impacted businesses throughout the economy, including theaters, retail operations, schools, and other businesses to whom we provide products and services, all of which has adversely affected our results of operations.  We cannot predict the duration of COVID-19 or the related mandatory and voluntary containment measures in response thereto.  Furthermore, it is unclear if the recent, significant decline in the food away from home industry is temporary or the beginning of a long-term transition. Additionally, changes in consumer eating habits may result in the enactment of laws and regulations that affect the ingredients and nutritional content of our food products, or laws and regulations requiring us to disclose the nutritional content of our food products. Compliance with these laws and regulations, as well as others regarding the ingredients and nutritional content of our food products, may be costly and time-consuming. Our inability to effectively respond to changes in food away from home consumer trends, consumer health perceptions or resulting new laws or regulations or to adapt our menu offerings to trends in eating habits could materially and adversely affect our business, financial condition, or results of operations.

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

We obtain substantially all of our foodservice and related products from third-party suppliers. We typically do not have long-term contracts with our suppliers. Although our purchasing volume can sometimes provide an advantage when dealing with suppliers, suppliers may not provide the foodservice products and supplies needed by us in the quantities and at the prices requested. Our suppliers may also be affected by higher costs to source or produce and transport food products, as well as by other related expenses that they pass through to their customers, which could result in higher costs for the products they supply to us. Because we do not control the actual production of most of the products we sell, we are also subject to material supply chain interruptions, delays caused by interruption in production, and increases in product costs, including those resulting from product recalls or a need to find alternate materials or suppliers, based on conditions outside our control. These conditions include work slowdowns, work interruptions, strikes or other job actions by employees of suppliers, weather conditions or more prolonged climate change, crop conditions, water shortages, transportation interruptions, unavailability of fuel or increases in fuel costs, competitive demands, contamination with mold, bacteria or other contaminants, and natural disasters or other catastrophic events, including, but not limited to, the outbreak of e. coli or similar food borne illnesses or bioterrorism in the United States. Additionally, our suppliers could be adversely impacted by COVID-19. If our suppliers’ employees are unable to work, whether because of illness, quarantine, limitations on travel or other government restrictions in connection with COVID-19, we could face shortages in the products we sell and our operations and sales could be adversely impacted by such supply interruptions. Our inability to obtain adequate supplies of foodservice and related products as a result of any of the foregoing factors or otherwise could mean that we could not fulfill our obligations to our customers and, as a result, our customers may turn to other distributors. Our inability to anticipate and react to changing food costs through our sourcing and purchasing practices in the future could have a material adverse effect on our business, financial condition, or results of operations.

We face risks relating to labor relations, labor costs, and the availability of qualified labor.

As of June 27, 2020, we had more than 20,000 employees of whom approximately 1,200 were members of local unions associated with the International Brotherhood of Teamsters or other unions. Although our labor contract negotiations have in the past generally taken place with the local union representatives, we may be subject to increased efforts to engage us in multi-unit bargaining that could subject us to the risk of multi-location labor disputes or work stoppages that would place us at greater risk of being materially adversely affected by labor disputes. In addition, labor organizing activities could result in additional employees becoming unionized, which could result in higher labor costs. Although we have not experienced any significant labor disputes or work stoppages in recent history, and we believe we have satisfactory relationships with our employees, including those who are union members, increased unionization or a work stoppage because of our failure to renegotiate union contracts could have a material adverse effect on us.

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

Additionally, operations at our distribution centers could be disrupted if large numbers of our employees are diagnosed with COVID-19. If a significant percentage of our workforce is unable to work, whether because of illness, quarantine, limitations on travel or other government restrictions in connection with COVID-19, our operations may be negatively impacted, potentially materially adversely affecting our business, financial condition or results of operations.

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

Over the last several decades, the retail food industry has undergone significant change as companies such as Wal-Mart and Costco have developed a lower cost structure to provide their customer base with an everyday low-cost product offering. As a large-scale foodservice distributor, we have similar strategies to remain competitive in the marketplace by reducing our cost structure. However, if one or more of our competitors in the foodservice distribution industry adopted an everyday low-price strategy, we would potentially be pressured to lower prices to our customers and would need to achieve additional cost savings to offset these reductions. We may be unable to change our cost structure and pricing practices rapidly enough to successfully compete in such an environment.

If we fail to increase our sales in the highest margin portions of our business, our profitability may suffer.

Distribution is a relatively low margin industry. The most profitable customers within the distribution industry are generally independent customers. In addition, our most profitable products are our Performance Brands. We typically provide a higher level of services to our independent customers and are able to earn a higher operating margin on sales to independent customers. Independent customers are also more likely to purchase our Performance Brands. Our ability to continue to penetrate this key customer type is critical to achieving increased operating profits. Changes in the buying practices of independent customers or decreases in our sales to independent customers or a decrease in the sales of our Performance Brands could have a material adverse effect on our business, financial condition, or results of operations. The Reinhart acquisition expanded business with independent customers, resulting in independent case growth of approximately 9.9% in fiscal 2020 compared to the prior year.  However, excluding the addition of Reinhart, independent cases declined 5.1% in fiscal 2020 compared to the prior year as a result of the impact of COVID-19 on the restaurant industry and our independent customers specifically, which adversely affected our results of operations.

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

Our future success will depend on our ability to grow our business, including through increasing our independent sales, expanding our Performance Brands, making strategic acquisitions, and achieving improved operating efficiencies as we continue to expand and diversify our customer base. Our growth and innovation strategies require significant commitments of management resources and capital investments and may not grow our net sales at the rate we expect or at all. As a result, we may not be able to recover the costs incurred in developing our new projects and initiatives or to realize their intended or projected benefits, which could have a material adverse effect on our business, financial condition, or results of operations. The acquisition of Reinhart in fiscal 2020 expanded the Company’s broadline presence by enhancing its distribution footprint in key geographies, and the Company believes it will help achieve its long-term growth goals; however, as described in “---  We may be unable to successfully integrate Reinhart’s business with our business and realize the anticipated benefits of the Reinhart Acquisition” below, risks remain regarding the integration of Reinhart into our existing business.

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

In addition, our operations are subject to various federal, state, and local laws and regulations in many areas of our business, such as, minimum wage, overtime, wage payment, wage and hour and employment discrimination, immigration, human health and safety and relating to the protection of the environment, including those governing the discharge of pollutants into the air, soil, and water; the management and disposal of solid and hazardous materials and wastes; employee exposure to hazards in the workplace; and the investigation and remediation of contamination resulting from releases of petroleum products and other regulated materials. In the course of our operations, we operate, maintain, and fuel fleet vehicles; store fuel in on-site above and underground storage tanks; operate refrigeration systems; and use and dispose of hazardous substances and food wastes. We could incur substantial costs, including fines or penalties and third-party claims for property damage or personal injury, as a result of any violations of environmental or workplace safety laws and regulations or releases of regulated materials into the environment. In addition, we could incur investigation, remediation, or other costs related to environmental conditions at our currently or formerly owned or operated properties. Additionally, concern over climate change, including the impact of global warming, has led to significant U.S. and international legislative and regulatory efforts to limit greenhouse gas emissions. Increased regulation regarding greenhouse gas emissions, especially diesel engine emissions, could impose substantial costs upon us. These costs include an increase in the cost of the fuel and other energy we purchase, and capital costs associated with updating or replacing our vehicles prematurely.

Finally, following our acquisition of Eby-Brown Company LLC (“Eby-Brown”), a distributor of pre-packaged candy, snacks, specialty beverages and tobacco products in the convenience industry, in the fourth quarter of fiscal 2019, we became subject to legislation, regulation and other matters regarding the marketing, distribution, sale, taxation and use of cigarette, tobacco and alternative nicotine products. For example, various jurisdictions have adopted or are considering legislation and regulations restricting displays and marketing of tobacco and alternative nicotine products, raising the minimum age to possess or purchase tobacco and alternative nicotine products, requiring the disclosure of ingredients used in the manufacture of tobacco and alternative nicotine products, and imposing restrictions on public smoking and vaping. In addition, the FDA has been empowered to regulate changes to nicotine yields and the chemicals and flavors used in tobacco and alternative nicotine products (including cigars, pipe and e-cigarette products), require ingredient listings be displayed on tobacco and alternative nicotine products, prohibit the use of certain terms which may attract youth or mislead users as to the risks involved with using tobacco and alternative nicotine products, as well as limit or otherwise impact the marketing of tobacco and alternative nicotine products by requiring additional labels or warnings that must be pre-approved by the FDA. Such legislation and related regulation are likely to continue to adversely impact the market for tobacco and alternative nicotine products and, accordingly, our sales of such products. Likewise, cigarettes and tobacco products are subject to substantial excise taxes. Significant increases in cigarette-related taxes and/or fees have been proposed or enacted and are likely to continue to be proposed or enacted by various taxing jurisdictions within the U.S. These tax increases negatively impact consumption and may cause a shift in sales from premium brands to discount brands, illicit channels, or tobacco alternatives, such as electronic cigarettes, as smokers seek lower priced options.  Furthermore, taxing jurisdictions have the ability to change or rescind credit terms currently extended for the remittance of taxes that we collect on their behalf. If these excise taxes are substantially increased, or credit terms are substantially reduced, it could have a negative impact on our liquidity.

A portion of our sales volume is dependent upon the distribution of cigarettes and other tobacco products, sales of which are generally declining.

Following the acquisition of Eby-Brown, we anticipate a significant portion of our sales volume will be dependent upon the distribution of cigarettes and other tobacco products. Due to increases in the prices of cigarettes, restrictions on cigarette manufacturers’ marketing and promotions, increases in cigarette regulation and excise taxes, health concerns, increased pressure from anti-tobacco groups, the rise in popularity of tobacco alternatives, including electronic cigarettes, other alternative nicotine products, and other factors, cigarette consumption in the United States has been declining gradually over the past few decades. In many instances, tobacco alternatives, such as electronic cigarettes, are not subject to federal, state, and local excise taxes like the sale of conventional cigarettes or other tobacco products. We expect consumption trends of legal cigarette products will continue to be negatively impacted by the factors described above. If we are unable to sell other products to make up for these declines in cigarette sales, our operating results may suffer.

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

Information technology systems evolve rapidly and in order to compete effectively we are required to integrate new technologies in a timely and cost-effective manner. If competitors implement new technologies before we do, allowing such competitors to provide lower priced or enhanced services of superior quality compared to those we provide, this could have an adverse effect on our operations and profits.

A cyber security incident or other technology disruptions could negatively affect our business and our relationships with customers.

We rely upon information technology networks and systems to process, transmit, and store electronic information, and to manage or support virtually all of our business processes and activities. We also use mobile devices, social networking, and other online activities to connect with our employees, suppliers, business partners, and customers. These uses give rise to cybersecurity risks, including security breach, espionage, system disruption, theft, and inadvertent release of information. Our business involves the storage and transmission of numerous classes of sensitive and/or confidential information and intellectual property, including customers’ and suppliers’ personal information, private information about employees, and financial and strategic information about us and our business partners. We have implemented measures to prevent security breaches and other cyber incidents, and, to date, interruption of our information technology networks, and systems have been infrequent and have not had a material impact on our operations.  However, because cyber-attacks are increasingly sophisticated and more frequent, our preventative measures and incident response efforts may not be entirely effective.  Additionally, during COVID-19, a substantial portion of our corporate employees are working remotely using smartphones, tablets, and other wireless devices, which may further heighten these and other operational risks. The theft, destruction, loss, misappropriation, release of sensitive and/or confidential information or intellectual property, or interference with our information technology systems or the technology systems of third parties on which we rely could result in business disruption, negative publicity, brand damage, violation of privacy laws, loss of customers, potential liability, and competitive disadvantage.

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

Maintaining a good reputation and public confidence in the safety of the products we distribute or services we provide is critical to our business, particularly to selling our Performance Brands products. Anything that damages our reputation, or the public’s confidence in our products, services, facilities, delivery fleet, operations, or employees, whether or not justified, including adverse publicity about the quality, safety, or integrity of our products, could quickly affect our net sales and profits. Reports, whether true or not, of food-borne illnesses or harmful bacteria (such as e. coli, bovine spongiform encephalopathy, hepatitis A, trichinosis, listeria, or salmonella) and injuries caused by food tampering could also severely injure our reputation or negatively affect the public’s confidence in our products. We may need to recall our products if they become adulterated. If patrons of our restaurant customers become ill from food-borne illnesses, our customers could be forced to temporarily close restaurant locations and our sales would be correspondingly decreased. In addition, instances of food-borne illnesses, food tampering, or other health concerns, such as flu epidemics or other pandemics (including COVID-19), even those unrelated to the use of our products, or public concern regarding the safety of our products, can result in negative publicity about the foodservice distribution industry and cause our sales to decrease dramatically. In addition, a widespread health epidemic (such as COVID-19) or food-borne illness, whether or not related to the use of our products, as well as terrorist events may cause consumers to avoid public gathering places, like restaurants, or otherwise change their eating behaviors. Health concerns and negative publicity may harm our results of operations and damage the reputation of, or result in a lack of acceptance of, our products or the brands that we carry or the services that we provide.

We have experienced losses because of the inability to collect accounts receivable in the past and could experience increases in such losses in the future if our customers are unable to pay their debts to us when due.

Certain of our customers have from time to time experienced bankruptcy, insolvency, and/or an inability to pay their debts to us as they come due. If our customers suffer significant financial difficulty, they may be unable to pay their debts to us timely or at all, which could have a material adverse effect on our results of operations. In response to COVID-19’s impact on our customers, the Company increased its allowance for doubtful accounts. It is possible that customers may contest their contractual obligations to us under bankruptcy laws or otherwise. Significant customer bankruptcies could further adversely affect our net sales and increase our operating expenses by requiring larger provisions for bad debt expense. In addition, even when our contracts with these customers are not contested, if customers are unable to meet their obligations on a timely basis, it could adversely affect our ability to collect receivables. Further, we may have to negotiate significant discounts and/or extended financing terms with these customers in such a situation. If we are unable to collect upon our accounts receivable as they come due in an efficient and timely manner, our business, financial condition, or results of operations may be materially adversely affected.

Periods of difficult economic conditions and heightened uncertainty in the financial markets affect consumer confidence, which can adversely affect our business.

The foodservice industry is sensitive to national and regional economic conditions. Deteriorating economic conditions and heightened uncertainty in the financial markets, such as those the global economy is currently facing as a result of COVID-19, negatively affect consumer confidence and discretionary spending.  This has led to reductions in the frequency of dining out and the amount spent by consumers for food away from home purchases.  These conditions, in turn, negatively affect our results during such periods.  The continuation of these or similar economic conditions in the future or permanent changes in consumers’ dining habits as a result of such conditions would likely negatively affect our operating results.

Changes in federal, state, and local tax rules and the resolution of tax disputes could negatively affect our financial results.

We are subject to income and other taxes in the U.S. and various state and local jurisdictions and changes in tax laws or regulations or tax rulings may have an adverse impact on our effective tax rate. The U.S. and many state and local jurisdictions where we do business have recently enacted or are actively considering changes in relevant tax, accounting and other laws, regulations and interpretations, some of which could have a retroactive effect and affect current or future tax benefits.  Given the unpredictability of possible changes to U.S. federal and state and local tax laws and regulations, it is very difficult to predict their cumulative effect on our results of operations and cash flows, but new and changed laws and regulations could adversely impact our results of operations.  We are also subject to the examination of our tax returns and other tax matters by the Internal Revenue Service (the “IRS”) and other state and local tax authorities and governmental bodies, for which we regularly assess the likelihood of an adverse outcome. If the ultimate determination of these examinations is that taxes are owed by us for an amount in excess of amounts previously accrued, our financial condition, results of operations and cash flows could be adversely affected.

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

The Reinhart acquisition involves the integration of Reinhart with our existing business, which is a complex, costly, and time-consuming process. We had not previously completed a transaction comparable in size or scope to the Reinhart acquisition. The continued integration of Reinhart into our business may result in material challenges, including, without limitation:

•	the diversion of management’s attention from ongoing business concerns and performance shortfalls as a result of the devotion of management’s attention to the integration of the Reinhart business;

•	managing a larger company;

•	maintaining employee morale and attracting and motivating and retaining management personnel and other key employees;

•	the possibility of faulty assumptions underlying expectations regarding the integration process;

•	retaining existing business and operational relationships and attracting new business and operational relationships;

•	consolidating corporate and administrative infrastructures and eliminating duplicative operations;

•	coordinating geographically separate organizations;

•	unanticipated issues in integrating information technology, communications, and other systems;

•	unanticipated changes in federal or state laws or regulations; and

•	unforeseen expenses associated with the Reinhart acquisition, including delays to the integration of the Reinhart business as a result of the COVID-19 pandemic.

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

We are highly leveraged. As of June 27, 2020, we had $2,572.9 million of indebtedness, including finance lease obligations. In addition, we had $1,712.2 million of availability under the ABL Facility after giving effect to $139.6 million of outstanding letters of credit and $64.9 million of lenders’ reserves.

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

Our ability to make payments on our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. To a certain extent, this is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control. If we are unable to generate sufficient cash flow to service our debt and to meet our other commitments, we may need to restructure or refinance all or a portion of our debt, sell material assets or operations, or raise additional debt or equity capital. We may not be able to affect any of these actions on a timely basis, on commercially reasonable terms, or at all, and these actions may not be sufficient to meet our capital requirements. In addition, any refinancing of our indebtedness could be at a higher interest rate, and the terms of our existing or future debt arrangements may restrict us from effecting any of these alternatives. Our failure to make the required interest and principal payments on our indebtedness would result in an event of default under the agreement governing such indebtedness, which may result in the acceleration of some or all of our outstanding indebtedness.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

As of June 27, 2020, we operated 109 distribution centers across our two reportable segments. Of our 109 facilities, we owned 58 facilities and leased the remaining 51 facilities. Our Foodservice segment operated 74 distribution centers and had an average square footage of approximately 200,000 square feet per facility. Our Vistar segment operated 35 distribution centers and had an average square footage of approximately 150,000 square feet per facility.

State	Foodservice	Vistar	Total
Arkansas	1	—	1
Arizona	1	2	3
California	4	2	6
Colorado	1	1	2
Connecticut	—	1	1
Florida	6	1	7
Georgia	3	2	5
Iowa	1	-	1
Illinois	2	2	4
Indiana	1	1	2
Kentucky	3	2	5
Louisiana	3	—	3
Massachusetts	3	—	3
Maryland	2	—	2
Maine	1	-	1
Michigan	2	3	5
Minnesota	3	1	4
Missouri	4	1	5
Mississippi	1	1	2
North Carolina	1	1	2
Nebraska	1	-	1
New Jersey	4	3	7
Nevada	-	1	1
Ohio	3	2	5
Oregon	1	1	2
Pennsylvania	2	2	4
South Carolina	2	-	2
Tennessee	5	1	6
Texas	5	2	7
Virginia	3	—	3
Vermont	2	—	2
Wisconsin	3	2	5
Total	74	35	109

Our Foodservice “broad-line” customers are generally located no more than 200 miles from one of our distribution facilities, and national chain customers are generally located no more than 450 miles from one of our distribution facilities. Of the 74 Foodservice distribution centers, 10 have meat cutting operations that provide custom-cut meat products and two have seafood processing operations that provide custom-cut and packed seafood to our customers and our other distribution centers. In addition to the 35 distribution centers operated by Vistar, Vistar has 6 cash-and-carry Merchant’s Mart facilities. Customer orders are typically assembled in our distribution facilities and then sorted, placed on pallets, and loaded onto trucks and trailers in delivery sequence. Deliveries are generally made in large tractor-trailers that we usually lease. We use integrated computer systems to design and track efficient route sequences for the delivery of our products.

Our distribution center leases are on average 15.2 years in duration. Rent on our leases is typically set at a fixed annual rate, paid monthly.

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

In May 2018, the EEOC filed motions for sanctions against the Company alleging that we failed to preserve certain paper employment applications and e-mails during 2004 – 2009. In the sanction’s motions, the EEOC sought a range of remedies, including but not limited to, a default judgment against the Company, or alternatively, an order barring the Company from filing for summary judgment on the EEOC’s pattern and practice claims. The court denied the EEOC’s motions in June 2019, but reserved ruling on whether the unavailability of certain documents will prejudice the EEOC’s ability to present expert testimony at the trial.

The parties filed cross motions for summary judgment, on March 18, 2020, the court denied both parties’ motions, which means the case will be set for trial. The court has not yet determined a trial date and has informed the parties that it is unsure of when the case could be set because of COVID-19. In the meantime, and because the hiring practices of the Company have changed significantly over the past several years, the Company and the EEOC have had preliminary discussions to determine if the litigation could be resolved on mutually agreeable terms. The Company has accrued an amount deemed immaterial to the consolidated financial statements related to a potential settlement payment. The Company cannot assure that the EEOC will agree to a settlement offer or that it will not need to accrue or pay additional amounts in the future. If these discussions do not result in a resolution of the case, the Company will continue to vigorously defend itself.

JUUL Labs, Inc. Marketing Sales Practices, and Products Liability Litigation.  In October 2019, a Multidistrict Litigation action (“MDL”) was initiated in order to centralize litigation against JUUL Labs, Inc. (“JUUL”) and other parties in connection with JUUL’s E-Cigarettes and related devices and components in the United States District Court for the Northern District of California. On March 11, 2020, Counsel for Plaintiffs and the Plaintiffs’ Steering Committee filed a Master Complaint in the MDL naming, among several other entities and individuals including JUUL, Altria Group, Inc., Philip Morris USA, Inc., Altria Client Services LLC, Altria Group Distribution Company, Altria Enterprises LLC, certain members of management and/or individual investors in JUUL, various E-Liquid manufacturers, and various retailers, including the Company’s subsidiary Eby-Brown as a defendant.  The Master Complaint also named additional distributors of JUUL products (collectively with Eby-Brown the “Distributor Defendants”).  The Master Complaint contains various state law claims and alleges that the Distributor Defendants: (1) failed to disclose JUUL’s nicotine contents or the risks associated; (2) pushed a product designed for a youth market; (3) engaged with JUUL in planning and marketing its product in a manner designed to maximize the flow of JUUL products; (4) met with JUUL management in San Francisco, California to further these business dealings; and (5) received incentives and business development funds for marketing and efficient sales. Individual plaintiffs may also file separate and abbreviated Short Form Complaints (“SFC”) that incorporate the allegations in the Master Complaint.  JUUL and Eby-Brown are parties to a Domestic Wholesale Distribution Agreement dated March 10, 2020, and JUUL has agreed to defend and indemnify Eby-Brown under the terms of that agreement and is paying Eby-Brown’s outside counsel fees directly.

On May 29, 2020, JUUL filed a motion to dismiss on the basis that the alleged state law claims are preempted by federal law and a motion to stay/dismiss the litigation based on the Food and Drug Administration’s (“FDA”) primary jurisdiction to regulate E-Cigarette and related vaping products and pending FDA review of JUUL’s Pre-Market Tobacco Application (“PMTA”). On June 29, 2020, Eby-Brown, along with the other Distributor Defendants, filed similar motions incorporating JUUL’s arguments.  The motions will be heard on September 25, 2020.  In the meantime, the parties continue to meet-and-confer regarding the scope of discovery and associated preservation issues, as well as protocols for depositions, confidentiality, electronically stored information, and the process for selecting potential bellwether plaintiffs.  At this time, the Company is unable to predict whether FDA will approve JUUL’s PMTA, nor is the Company able to estimate any potential loss or range of loss in the event of an adverse finding against it in the litigation.  The Company will continue to vigorously defend itself.

Item 4. Mine Safety Disclosures

Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market and Price Range of Common Stock

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “PFGC.”

Approximate Number of Common Shareholders

At the close of business on August 5, 2020, there were approximately 153 holders of record of our shares of common stock. This stockholder figure does not include a substantially greater number of holders whose shares are held of record by banks, brokers and other financial institutions.

Dividends

We have no current plans to pay dividends on our common stock. In addition, our ability to pay dividends is limited by covenants in the agreements governing our existing indebtedness and may be further limited by the agreements governing other indebtedness we or our subsidiaries incur in the future. See Part II, Item 7. — “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Activities.” Any decision to declare and pay dividends in the future will be made at the sole discretion of our Board of Directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions, and other factors that our Board of Directors may deem relevant. Because we are a holding company, and have no direct operations, we will only be able to pay dividends from funds we receive from our subsidiaries.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer

The following table provides information relating to our purchases of shares of the Company’s common stock during the fourth quarter of fiscal 2020.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan (in millions)(2)
March 29, 2020—April 25, 2020	135	$24.13	—	235.7
April 26, 2020—May 23, 2020	—	—	—	235.7
May 24, 2020—June 27, 2020	104	26.83	—	235.7
Total	239	$25.30	—

(1)

During the fourth quarter of fiscal 2020, the Company purchased 239 shares of the Company’s common stock via share withholding for payroll tax obligations due from employees in connection with the delivery of shares of the Company’s common stock under our incentive plans.

(2)

On November 13, 2018, the Board of Directors authorized a share repurchase program for up to $250 million of the Company’s outstanding common stock. The share repurchase program does not have an expiration date and may be amended, suspended, discontinued at any time. Repurchases under this program depend upon market place conditions and other factors, including compliance with the covenants under the ABL Facility and the indentures governing the Notes due 2024 (as defined under “- Financing Activities” below), Notes due 2025 and Notes due 2027. The share repurchase program remains subject to the discretion of the Board of Directors. On March 23, 2020, the Company discontinued further purchases under the plan and, therefore, no shares were repurchased during the fourth quarter of fiscal 2020. As of June 27, 2020, approximately $235.7 million remained available for additional share repurchases.

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

Item 6. Selected Financial Data

The selected statements of operations data for fiscal years 2020, 2019, and 2018, and the related selected balance sheet data as of fiscal years ending in 2020 and 2019, have been derived from our audited consolidated financial statements included in Item 8. The selected historical consolidated statement of operations data for fiscal years 2017, and 2016 and the selected balance sheet data as of fiscal years ended 2018, 2017, and 2016, have been derived from our consolidated financial statements not included in this Form 10-K. Our historical results are not necessarily indicative of the results expected for any future period.

You should read the selected consolidated financial data below together with our audited consolidated financial statements, including the related notes thereto, included in Item 8, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7.

	For the fiscal year ended (1)
	June 27, 2020	June 29, 2019	June 30, 2018	July 1, 2017	July 2, 2016
	(In millions, except per share data)
Statement of Operations Data:
Net sales	$25,086.3	$19,743.5	$17,619.9	$16,761.8	$16,104.8
Cost of goods sold	22,217.1	17,230.5	15,327.1	14,637.0	14,094.8
Gross profit	2,869.2	2,513.0	2,292.8	2,124.8	2,010.0
Operating expenses	2,968.2	2,229.7	2,039.3	1,913.8	1,807.8
Operating (loss) profit	(99.0)	283.3	253.5	211.0	202.2
Interest expense	116.9	65.4	60.4	54.9	83.9
Other, net	6.3	(0.4)	(0.5)	(1.6)	3.8
Other expense, net	123.2	65.0	59.9	53.3	87.7
(Loss) income before taxes	(222.2)	218.3	193.6	157.7	114.5
Income tax (benefit) expense (2)	(108.1)	51.5	(5.1)	61.4	46.2
Net (loss) income	$(114.1)	$166.8	$198.7	$96.3	$68.3
Per Share Data:
Basic net (loss) income per share	$(1.01)	$1.61	$1.95	$0.96	$0.71
Diluted net (loss) income per share	$(1.01)	$1.59	$1.90	$0.93	$0.70
Weighted-average number of shares used in per share amounts
Basic	113.0	103.8	102.0	100.2	96.4
Diluted	113.0	105.2	104.6	103.0	98.1

	As of
	June 27, 2020	June 29, 2019	June 30, 2018	July 1, 2017	July 2, 2016
	(dollars in millions)
Balance Sheet Data:
Cash	$420.7	$14.7	$7.5	$8.1	$10.9
Total assets	7,719.7	4,653.5	4,000.9	3,804.1	3,455.4
Total debt (including finance lease obligations)	2,572.9	1,350.1	1,184.2	1,297.6	1,145.5
Total shareholders’ equity	2,010.6	1,298.2	1,135.3	925.5	802.8

(1)	Fiscal years 2020, 2019, 2018, and 2017 contained 52 weeks consisting of 364 days and fiscal year 2016 contained 53 weeks consisting of 371 days.
(2)

The income tax benefit in fiscal year 2018 was primarily a result of the impact of the Tax Cuts and Jobs Act and excess tax benefits associated with the vesting of performance-based restricted stock upon the exit of private equity holders.

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

The following includes a comparison of our consolidated results of operations, our segment results and financial position for fiscal years 2020 and 2019. For a comparison of our consolidated results of operations, segment results and financial position for fiscal years 2019 and 2018, see Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended June 29, 2019, filed with the SEC on August 16, 2019.

Our Company

We market and distribute over 200,000 food and food-related products to customers across the United States from approximately 109 distribution facilities to over 200,000 customer locations in the “food-away-from-home” industry. We offer our customers a broad assortment of products including our proprietary-branded products, nationally branded products, and products bearing our customers’ brands. Our product assortment ranges from “center-of-the-plate” items (such as beef, pork, poultry, and seafood), frozen foods, and groceries to candy, snacks, beverages, cigarettes, and other tobacco products. We also sell disposables, cleaning and kitchen supplies, and related products used by our customers. In addition to the products we offer to our customers, we provide value-added services by allowing our customers to benefit from our industry knowledge, scale, and expertise in the areas of product selection and procurement, menu development, and operational strategy.

The Company has two reportable segments: Foodservice and Vistar. Our Foodservice segment distributes a broad line of national brands, customer brands, and our proprietary-branded food and food-related products, or “Performance Brands.” Foodservice sells to independent and multi-unit “Chain” restaurants and other institutions such as schools, healthcare facilities, business and industry locations, and retail establishments. Our Chain customers are multi-unit restaurants with five or more locations and include some of the most recognizable family and casual dining restaurant chains. Our Vistar segment specializes in distributing candy, snacks, beverages, cigarettes, other tobacco products, and other items nationally to the vending, office coffee service, theater, retail, hospitality, convenience, and other channels. We believe that there are substantial synergies across our segments. Cross-segment synergies include procurement, operational best practices such as the use of new productivity technologies, and supply chain and network optimization, as well as shared corporate functions such as accounting, treasury, tax, legal, information systems, and human resources.

The Company’s fiscal year ends on the Saturday nearest to June 30th. This resulted in a 52-week year for fiscal 2020, fiscal 2019, and fiscal 2018. References to “fiscal 2020” are to the 52-week period ended June 27, 2020, references to “fiscal 2019” are to the 52-week period ended June 29, 2019, and references to “fiscal 2018” are to the 52-week period ended June 30, 2018.

Key Factors Affecting Our Business

We believe that our short-term performance has been and is expected to continue to be affected by the COVID-19 pandemic.

In March 2020, the World Health Organization declared the COVID-19 outbreak to be a global pandemic. In response to this declaration and the rapid spread of COVID-19 across the country, federal, state, and local governments have implemented various means of slowing the spread of the virus. These measures include quarantines, stay-at-home or shelter-in-place orders, school closures, travel restrictions, closure of non-essential businesses, and other means. These measures have already had a significant adverse impact on the economy, but the full scope of the impact of COVID-19 is unknown.

As an essential element of the country’s food supply chain, the Company has continued to operate all of it distribution centers. Despite the Company’s continued operations, mandatory and voluntary containment measures in response to COVID-19 have had a significant impact on the food-away-from-home industry. Many restaurants have closed, are restricting the number of patrons they will serve at one time or are only providing carry-out or delivery options. These restrictions have also impacted businesses throughout the economy, including theaters, retail operations, schools and other businesses we provide products and services to. Additionally, any economic recession in the future will likely have an adverse impact on our industry, as the frequency of purchases and amount spent by consumers for food-away-from-home can impact our customers, and therefore, our sales.

At the end of our third quarter of fiscal 2020 and during our fourth quarter of fiscal 2020, we saw the impact of COVID-19 in our operations, including significant decreases in sales. Despite these difficulties, we have taken steps to ensure a strong financial position, including forging new partnerships with grocery locations, supporting restaurant customers with the transition to higher volumes of take-out and delivery, and other means. Actions we have taken with the goal of maintaining financial liquidity and flexibility have included halting non-essential capital expenditure activities, managing costs, suspending our share repurchase program, furloughing or eliminating positions across our organization, and loaning associates to grocery retail partners to help maintain food supply. We have drawn $400.0 million from the Company’s $3.0 billion revolving line of credit under the ABL Facility and entered into the First Amendment to the ABL Facility to provide for the $110.0 million Additional Junior Term Loan. Additionally, we issued and sold 15,525,000 shares of the Company’s common stock for net proceeds of $337.5 million and issued and sold $275.0 million aggregate principal amount of our Notes due 2025.

We continue to assess the economic situation and evaluate measures to lessen the adverse impact of COVID-19 on our operations.  However, there is no certainty that such measures, or measures that we have already taken, will be successful in mitigating the risks posed by COVID-19. We expect that COVID-19 will continue to have a material adverse impact on our future reported results. However, the extent to which COVID-19 will affect our operations and results is highly variable and cannot be reasonably estimated at this time. For further discussion of this matter, refer to “Item 1A. Risk Factors” in Part I of this report.

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

Net Sales

Net sales is equal to gross sales; plus, excise taxes; minus sales returns; minus sales incentives that we offer to our customers, such as rebates and discounts that are offsets to gross sales; and certain other adjustments. Our net sales are driven by changes in case volumes, product inflation that is reflected in the pricing of our products and mix of products sold.

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

In addition, our management uses Adjusted EBITDA, defined as net income before interest expense, interest income, income and franchise taxes, and depreciation and amortization, further adjusted to exclude certain items that we do not consider part of our core operating results. Such adjustments include certain unusual, non-cash, non-recurring, cost reduction, and other adjustment items permitted in calculating covenant compliance under our credit ABL Facility and indentures (other than certain pro forma adjustments permitted under our ABL Facility and indentures governing the Notes due 2024 (as defined below under “—Financing Activities”), Notes due 2025 and Notes due 2027 relating to the Adjusted EBITDA contribution of acquired entities or businesses prior to the acquisition date). Under our ABL Facility and indentures, our ability to engage in certain activities such as incurring certain additional indebtedness, making certain investments, and making restricted payments is tied to ratios based on Adjusted EBITDA (as defined in our ABL Facility and indentures). Our definition of Adjusted EBITDA may not be the same as similarly titled measures used by other companies.

Adjusted EBITDA is not defined under U.S. GAAP and is subject to important limitations. We believe that the presentation of Adjusted EBITDA is useful to investors because it is frequently used by securities analysts, investors, and other interested parties, including our lenders under our ABL Facility and holders of our Notes due 2024, Notes due 2025 and Notes due 2027, in their evaluation of the operating performance of companies in industries similar to ours. In addition, targets based on Adjusted EBITDA are among the measures we use to evaluate our management’s performance for purposes of determining their compensation under our incentive plans.

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

In calculating Adjusted EBITDA, we add back certain non-cash, non-recurring, and other adjustment items as permitted or required by our ABL Facility and indenture. Adjusted EBITDA among other things:

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

Results of Operations, EBITDA, and Adjusted EBITDA

The following table sets forth a summary of our results of operations, EBITDA, and Adjusted EBITDA for the periods indicated (dollars in millions, except per share data):

	Fiscal Year Ended			Fiscal 2020		Fiscal 2019
	June 27, 2020	June 29, 2019	June 30, 2018	Change	%	Change	%
Net sales	$25,086.3	$19,743.5	$17,619.9	$5,342.8	27.1	2,123.6	12.1
Cost of goods sold	22,217.1	17,230.5	15,327.1	4,986.6	28.9	1,903.4	12.4
Gross profit	2,869.2	2,513.0	2,292.8	356.2	14.2	220.2	9.6
Operating expenses	2,968.2	2,229.7	2,039.3	738.5	33.1	190.4	9.3
Operating (loss) profit	(99.0)	283.3	253.5	(382.3)	(134.9)	29.8	11.8
Other expense, net
Interest expense	116.9	65.4	60.4	51.5	78.7	5.0	8.3
Other, net	6.3	(0.4)	(0.5)	6.7	1,675.0	0.1	20.0
Other expense, net	123.2	65.0	59.9	58.2	89.5	5.1	8.5
(Loss) income before income taxes	(222.2)	218.3	193.6	(440.5)	(201.8)	24.7	12.8
Income tax (benefit) expense	(108.1)	51.5	(5.1)	(159.6)	(309.9)	56.6	NM
Net (loss) income	$(114.1)	$166.8	$198.7	$(280.9)	(168.4)	(31.9)	(16.1)
EBITDA	$171.0	$438.7	$384.1	$(267.7)	(61.0)	54.6	14.2
Adjusted EBITDA	$405.5	$475.5	$426.7	$(70.0)	(14.7)	48.8	11.4
Weighted-average common shares outstanding:
Basic	113.0	103.8	102.0	9.2	8.9	1.8	1.8
Diluted	113.0	105.2	104.6	7.8	7.4	0.6	0.6
(Loss) earnings per common share:
Basic	$(1.01)	$1.61	$1.95	$(2.62)	(162.7)	$(0.34)	(17.4)
Diluted	$(1.01)	$1.59	$1.90	$(2.60)	(163.5)	$(0.31)	(16.3)

We believe that the most directly comparable U.S. GAAP measure to EBITDA and Adjusted EBITDA is net income. The following table reconciles EBITDA and Adjusted EBITDA to net income for the periods presented:

	Fiscal year ended
	June 27, 2020	June 29, 2019	June 30, 2018
	(In millions)
Net (loss) income	$(114.1)	$166.8	$198.7
Interest expense	116.9	65.4	60.4
Income tax (benefit) expense	(108.1)	51.5	(5.1)
Depreciation	178.5	116.2	100.3
Amortization of intangible assets	97.8	38.8	29.8
EBITDA	171.0	438.7	384.1
Non-cash items (1)	24.8	19.8	23.2
Acquisition, integration and reorganization (2)	182.8	11.8	5.0
Productivity initiatives and other adjustment items (3)	26.9	5.2	14.4
Adjusted EBITDA	$405.5	$475.5	$426.7
(1)

Includes adjustments for non-cash charges arising from stock-based compensation and gain/loss on disposal of assets. Stock-based compensation cost was $17.9 million, $15.7 million and $21.6 million for fiscal 2020, fiscal 2019 and fiscal 2018, respectively.

(2)

Includes professional fees and other costs related to completed and abandoned acquisitions, costs of integrating certain of our facilities, facility closing costs, advisory fees and offering fees. Fiscal 2020 includes $108.6 million of contingent consideration accretion expense related to the acquisition of Eby-Brown and $9.3 million of costs related to information technology projects the Company is no longer pursuing as a result of the Reinhart acquisition.

(3)

Consists primarily of professional fees and related expenses associated with productivity initiatives, amounts related to fuel collar derivatives, certain financing transactions, lease amendments, legal settlements and franchise tax expense, and other adjustments permitted by our ABL Facility. This line item includes development costs of $5.8 million for fiscal 2020 and $8.0 million for fiscal 2018 related to certain productivity initiatives the Company is no longer pursuing.

Consolidated Results of Operations

Fiscal year ended June 27, 2020 compared to fiscal year ended June 29, 2019

Net Sales

Net sales growth is primarily a function of case growth, pricing (which is primarily based on product inflation/deflation), and a changing mix of customers, channels, and product categories sold. Net sales increased $5,342.8 million, or 27.1%, in fiscal 2020 compared to fiscal 2019. The increase in net sales was primarily attributable to recent acquisitions. The acquisition of Eby-Brown contributed an additional $4,223.7 million to net sales in fiscal 2020, including an additional $909.8 million related to tobacco excise taxes, as compared to the prior year. Since its acquisition date, Reinhart contributed $2,525.0 million of net sales in fiscal 2020. Case volume increased 7.6% in fiscal 2020 compared to fiscal 2019. Excluding the impact of the Reinhart and Eby-Brown acquisitions, case volume declined 10.0% in fiscal 2020 compared to fiscal 2019 due primarily to the effects of COVID-19.

Gross Profit

Gross profit increased $356.2 million, or 14.2%, for fiscal 2020 compared to fiscal 2019. The acquisition of Reinhart contributed an increase of  $316.8 million in gross profit for fiscal 2020 while the acquisition of Eby-Brown contributed an increase of $203.2 million for fiscal 2020 as compared to the prior year.

Gross profit for fiscal 2020 was negatively impacted by the decline in organic case volume and increases in inventory write-offs. For fiscal 2020, the Company recorded a total of $54.5 million of inventory write-offs as a result of the impact of COVID-19 on our operations, which is a $30.4 million increase compared to fiscal 2019. Gross profit as a percentage of net sales was 11.4% for fiscal 2020 compared to 12.7% for fiscal 2019 as a result of Eby-Brown’s lower margins.

Operating Expenses

Operating expenses increased $738.5 million, or 33.1%, for fiscal 2020 compared to fiscal 2019. The increase in operating expenses was primarily driven by recent acquisitions. The acquisition of Reinhart resulted in an increase in operating expenses excluding depreciation and amortization of $327.5 million for fiscal 2020, while the acquisition of Eby-Brown resulted in an increase in operating expenses excluding depreciation and amortization of $179.0 million for fiscal 2020 as compared to fiscal 2019.

Operating expenses also increased in fiscal 2020 as a result of an increase in professional fees of $39.0 million related primarily to acquisitions and an increase in the Eby-Brown contingent consideration accretion expense of $108.6 million.  In fiscal 2020, the Company recorded $78.0 million of reserves related to expected credit losses for customer receivables, which is an increase of $68.3 million compared to the prior year. These increases were partially offset by a $47.2 million decrease in bonus expense for fiscal 2020.

Depreciation and amortization of intangible assets increased from $155.0 million in fiscal 2019 to $276.3 million in fiscal 2020, an increase of 78.3%. These increases are primarily attributable to recent acquisitions. Total depreciation and amortization related to the acquisition of Reinhart was $96.0 million for fiscal 2020, of which approximately $16.4 million of accelerated amortization related to customer relationships and trade names was recorded as a result of the impact of COVID-19 on the expected future net sales to Reinhart customers.

Net (Loss) Income

The net loss of $114.1 million for fiscal 2020 compared to net income of $166.8 million for fiscal 2019 was due to the impact of COVID-19 on our operations, the increase in operating expenses discussed above, and an increase in interest expense. The increase in interest expense was primarily the result of an increase in borrowings during fiscal 2020 compared to fiscal 2019.

The Company reported an income tax benefit of $108.1 million for fiscal 2020 compared to income tax expense of $51.5 million for fiscal 2019. Our effective tax rate in fiscal 2020 was 48.6% compared to 23.6% in fiscal 2019. The effective tax rate for fiscal 2020 increased from the prior year period primarily due to the $46.3 million benefit from a federal net operating loss carryback at a rate higher than the current statutory tax rate, state tax credits generated, and  an increase of non-deductible expenses and discrete items as a percentage of book income, which is significantly lower than the book income for the same period of fiscal 2019.

Segment Results

Corporate & All Other is comprised of unallocated corporate overhead and certain operations that are not considered separate reportable segments based on their size. This includes the operations of our internal logistics unit responsible for managing and allocating inbound logistics revenue and expense.

The following tables set forth net sales and EBITDA by segment for the periods indicated (dollars in millions):

Net Sales

	Fiscal Year Ended			Fiscal 2019		Fiscal 2018
	June 27, 2020	June 29, 2019	June 30, 2018	Change	%	Change	%
Foodservice	$16,740.5	$15,095.1	$14,273.1	$1,645.4	10.9	$822.0	5.8
Vistar	8,339.4	4,641.8	3,341.0	3,697.6	79.7	1,300.8	38.9
Corporate & All Other	345.8	291.6	254.8	54.2	18.6	36.8	14.4
Intersegment Eliminations	(339.4)	(285.0)	(249.0)	(54.4)	(19.1)	(36.0)	(14.5)
Total net sales	$25,086.3	$19,743.5	$17,619.9	$5,342.8	27.1	$2,123.6	12.1

EBITDA

	Fiscal Year Ended			Fiscal 2019		Fiscal 2018
	June 27, 2020	June 29, 2019	June 30, 2018	Change	%	Change	%
Foodservice	$336.3	$428.0	$411.4	$(91.7)	(21.4)	$16.6	4.0
Vistar	38.5	165.6	133.1	(127.1)	(76.8)	32.5	24.4
Corporate & All Other	(203.8)	(154.9)	(160.4)	(48.9)	(31.6)	5.5	3.4
Total EBITDA	$171.0	$438.7	$384.1	$(267.7)	(61.0)	$54.6	14.2

Segment Results—Foodservice

Fiscal year ended June 27, 2020 compared to fiscal year ended June 29, 2019

Net Sales

Net sales for Foodservice increased $1,645.4 million, or 10.9%, from fiscal 2019 to fiscal 2020. The increase in net sales was driven by the Reinhart acquisition. Since its acquisition date, Reinhart contributed $2,525.0 million of net sales during fiscal 2020.

The Reinhart acquisition also expanded business with independent customers, resulting in independent case growth of approximately 9.9% in fiscal 2020 compared to the prior year.  Excluding the impact of Reinhart, independent cases declined 5.1% in fiscal 2020 compared to the prior year. The decline in independent cases in fiscal 2020 was driven by the impact of COVID-19 on the restaurant industry. For fiscal 2020, independent sales as a percentage of total segment sales, including Reinhart, were 33.6%.

EBITDA

EBITDA for Foodservice declined $91.7 million, or 21.4%, from fiscal 2019 to fiscal 2020. This decline was the result of an increase in operating expenses excluding depreciation and amortization, partially offset by an increase in gross profit. Gross profit increased by 11.0% in fiscal 2020 compared to the prior fiscal year, driven by the Reinhart acquisition which contributed an increase in gross profit of $316.8 million for fiscal 2020. This increase was partially offset by the decline in case volume and net sales discussed above.  For fiscal 2020, Foodservice recorded $38.9 million of inventory write-offs primarily due to the impact of COVID-19, which is an increase of $17.3 million over the prior year.

Operating expenses excluding depreciation and amortization for Foodservice increased by $303.2, or 20.4%, from fiscal 2019 to fiscal 2020. Operating expenses increased primarily as a result of the acquisition of Reinhart which contributed $304.3 million of operating expenses for fiscal 2020. In fiscal 2020, Foodservice recorded a total of $63.1 million of reserves related to expected credit losses for customer receivables as a result of the current economic environment due to COVID-19, which represents a $55.7 million increase over the prior year. These increases were partially offset by a decrease in bonus expense of $19.8 million for fiscal 2020 compared to the prior year.

Depreciation of fixed assets and amortization of intangible assets recorded in this segment increased from $91.8 million in fiscal 2019 to $197.7 million in fiscal 2020. Depreciation of fixed assets and amortization of intangible assets increased as a result of the acquisition of Reinhart. Total depreciation and amortization related to the acquisition of Reinhart was $92.7 million for fiscal 2020, of which approximately $16.4 million of accelerated amortization related to customer relationships and trade names was recorded as a result of the impact of COVID-19 on the expected future net sales to Reinhart customers.

Segment Results—Vistar

Fiscal year ended June 27, 2020 compared to fiscal year ended June 29, 2019

Net Sales

Net sales for Vistar increased $3,697.6 million, or 79.7%, from fiscal 2019 to fiscal 2020. This increase was driven by recent acquisitions. Due to the restrictions implemented by governments to slow the spread of COVID-19, there have been significant declines in the theater, office coffee service, office supply, hospitality, and travel channels for fiscal 2020, which are likely to remain as long as social distancing guidelines and stay home orders remain in place. The acquisition of Eby-Brown contributed an additional $4,223.7 million to net sales in fiscal 2020, including an additional $909.8 million related to tobacco excise taxes, as compared to the prior year.

EBITDA

EBITDA for Vistar decreased $127.1 million, or 76.8%, from fiscal 2019 to fiscal 2020. This decline was the result of an increase in operating expenses excluding depreciation and amortization, partially offset by an increase in gross profit. Gross profit dollar growth of $144.5 million for fiscal 2020 compared to fiscal 2019, was driven by recent acquisitions. The acquisition of Eby-Brown contributed an increase in gross profit of $203.2 million for fiscal 2020 as compared to the prior year. For fiscal 2020, Vistar recorded $15.6 million of  inventory write-offs as result of the current economic environment due to COVID-19, which is an increase of $13.1 million compared to the prior year. On occasion, the Company may earn a higher gross profit on cigarette inventory and excise tax stamp quantities when manufacturers increase their prices or when jurisdictions increase their excise tax rates. During fiscal 2020, the Company recognized $5.6 million of gross profit related to increases in excise tax rates. Additionally, there was an increase in procurement gains that impacted this segment. Gross profit as a percentage of net sales declined from 12.4% for fiscal 2019 to 8.7% for fiscal 2020 as a result of Eby-Brown’s lower margins.

The Company still has a risk for unreserved inventory related to our major theater customers within the Vistar segment.  These customers’ contracts include provisions whereby the customer reimburses the Company for any inventory losses.  Additionally, should the theaters fully reopen in fiscal 2021, the Company expects to utilize the inventory.

Operating expenses excluding depreciation and amortization increased $271.6 million, or 65.9%, for fiscal 2020 compared to the prior year. Operating expenses increased primarily as a result of the acquisition of Eby-Brown, which contributed an increase in operating expenses of $179.0 million for fiscal 2020. Additionally, Vistar operating expenses increased due to the increase in the Eby-Brown contingent consideration accretion expense of $108.6 million. In fiscal 2020, Vistar recorded a total of $14.7 million of bad debt expense related to expected credit losses for customer receivables due to the impact of COVID-19, which represents an increase of $12.4 million compared to the prior year. These increases were partially offset by a decrease in bonus expense of $14.0 million for fiscal 2020 compared to the prior year.

Depreciation of fixed assets and amortization of intangible assets recorded in this segment increased from $39.2 million in fiscal 2019 to $50.0 million in fiscal 2020. Depreciation of fixed assets and amortization of intangible assets increased as a result of accelerated amortization of certain customer relationships.

Segment Results—Corporate & All Other

Fiscal year ended June 27, 2020 compared to fiscal year ended June 29, 2019

Net Sales

Net sales for Corporate & All Other increased $54.2 million from fiscal 2019 to fiscal 2020. The increase was primarily attributable to an increase in logistics services provided to our other segments.

EBITDA

EBITDA for Corporate & All Other was a negative $203.8 million for fiscal 2020 compared to a negative $154.9 million for fiscal 2019. This decline in EBITDA was primarily driven by the additional corporate operating expenses, excluding depreciation and amortization of $23.2 million associated with the acquisition of Reinhart, which included the disposal of information technology assets of $9.3 million related to projects the Company is no longer pursuing following the acquisition. Additionally, operating expenses increased $38.5 million in fiscal 2020 as compared to the prior year due to professional and legal fees related primarily to acquisitions. These increases were partially offset by a decrease in bonus expense of $13.4 million in fiscal 2020 as compared to the prior year.

Depreciation of fixed assets and amortization of intangible assets recorded in this segment increased from $24.0 million in fiscal 2019 to $28.6 million in fiscal 2020 as a result of the acquisition of Reinhart and recent capital outlays for information technology.

Quarterly Results and Seasonality

Historically, the food-away-from-home and foodservice distribution industries are seasonal, with lower profit in the first and third quarters of each calendar year. Consequently, we typically experience lower operating profit during our first and third fiscal quarters, depending on the timing of acquisitions, if any.

Financial information for each quarter of fiscal 2020 and fiscal 2019 is set forth below:

Fiscal Year Ended June 27, 2020
(In millions, except per share data)	Q1	Q2	Q3	Q4
Net sales	$6,243.0	$6,068.6	$7,000.7	$5,774.0
Cost of goods sold	5,531.6	5,357.4	6,193.2	5,134.9
Gross profit	711.4	711.2	807.5	639.1
Operating expenses	647.9	630.7	824.9	864.7
Operating profit (loss)	63.5	80.5	(17.4)	(225.6)
Other expense, net:
Interest expense	17.3	26.4	35.2	38.0
Other, net	-	(0.2)	7.9	(1.4)
Other expense, net	17.3	26.2	43.1	36.6
Income (loss) before taxes	46.2	54.3	(60.5)	(262.2)
Income tax expense (benefit)	10.1	13.1	(20.3)	(111.0)
Net income (loss)	$36.1	$41.2	$(40.2)	$(151.2)
Weighted-average common shares outstanding:
Basic	104.0	104.3	115.9	127.6
Diluted	105.6	106.4	115.9	127.6
Earnings (loss) per common share:
Basic	$0.35	$0.39	$(0.35)	$(1.19)
Diluted	$0.34	$0.39	$(0.35)	$(1.19)

Fiscal Year Ended June 29, 2019
(In millions, except per share data)	Q1	Q2	Q3	Q4
Net sales	$4,539.7	$4,615.7	$4,689.0	$5,899.1
Cost of goods sold	3,946.1	4,001.1	4,084.3	5,199.0
Gross profit	593.6	614.6	604.7	700.1
Operating expenses	543.0	541.6	545.5	599.6
Operating profit	50.6	73.0	59.2	100.5
Other expense, net:
Interest expense	15.6	16.0	16.5	17.3
Other, net	(0.2)	0.7	(1.0)	0.1
Other expense, net	15.4	16.7	15.5	17.4
Income before taxes	35.2	56.3	43.7	83.1
Income tax expense	7.0	13.2	11.4	19.9
Net income	$28.2	$43.1	$32.3	$63.2
Weighted-average common shares outstanding:
Basic	103.5	103.9	103.8	103.8
Diluted	105.1	104.9	105.1	105.4
Earnings per common share:
Basic	$0.27	$0.41	$0.31	$0.61
Diluted	$0.27	$0.41	$0.31	$0.60

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

COVID-19

The unprecedented impact of COVID-19 has grown throughout the world, including in the United States, and governmental authorities have implemented numerous measures attempting to contain and mitigate the effects of the virus, including travel bans and restrictions, quarantines, shelter in place orders, shutdowns, and social distancing requirements. These measures have adversely affected and may further adversely affect the Company’s workforce and operations and the operations of its customers and suppliers. We and our distribution centers have experienced instances of reduced operations, including reduced operating hours, and in markets where governments have imposed restrictions on travel outside of the home, or where customers are practicing social distancing, many of our customers, including restaurants, schools, hotels, movie theaters, and business and industry locations, have reduced or discontinued operations, which has and is expected to continue to adversely affect demand in the foodservice industry, including demand for our products and services.

We have focused and are continuing to focus on financial measures to enhance our liquidity profile, as we believe the reduced or discontinued operations of many of our customers will continue to adversely affect demand for our products and services for an inherently uncertain period of time. Actions we have taken with the goal of maintaining financial liquidity and flexibility have included halting non-essential capital expenditure activities, managing costs, suspending our share repurchase program, furloughing or eliminating positions across our organization and loaning associates to grocery retail partners to help maintain food supply. Given the uncertainties associated with the severity and duration of the outbreak, we have also drawn $400.0 million on the revolving line of credit under our ABL Facility, entered the First Amendment to provide the $110.0 million Additional Junior Term Loan, issued and sold shares of common stock for net proceeds of $337.5 million, and issued and sold $275.0 million aggregate principal of the Notes due 2025. We may explore more opportunities to raise additional funds and further strengthen our liquidity. Such financings may be in the form of secured or unsecured loans or issuances of debt securities, and there can be no assurance as to the timing, amount or mix of financing alternatives, or whether we will obtain financing on terms favorable to us, or at all.

We believe that our cash flows from operations, available borrowing capacity, and the actions noted above will be sufficient both to meet our anticipated cash requirements over at least the next 12 months and to maintain sufficient liquidity for normal operating purposes.

At June 27, 2020, our cash balance totaled $431.8 million, including restricted cash of $11.1 million, as compared to a cash balance totaling $25.4 million, including restricted cash of $10.7 million, at June 29, 2019. This increase in cash during fiscal 2020 was attributable to net cash provided by operating activities of $623.6 million.

Operating Activities

Fiscal year ended June 27, 2020 compared to fiscal year ended June 29, 2019

During fiscal 2020 and fiscal 2019, our operating activities provided cash flow of $623.6 million and $317.4 million, respectively. The increase in cash flows provided by operating activities in fiscal 2020 compared to fiscal 2019 was largely driven by improvements in net working capital, partially offset by higher interest paid.  Our net working capital, which includes accounts receivable, inventories, accounts payable and outstanding checks in excess of deposits, generally fluctuates with our sales growth. Due to the economic impacts of COVID-19, we have worked with customers to improve collections and reduce inventory to further improve net working capital.

Investing Activities

Cash used in investing activities totaled $2,146.0 million in fiscal 2020 compared to $349.4 million in fiscal 2019. These investments consisted primarily of capital purchases of property, plant, and equipment of $158.0 million and $139.1 million for fiscal years 2020 and 2019, respectively, and payments for business acquisitions of $1,989.0 million and $211.6 million for fiscal years 2020 and 2019, respectively. In fiscal 2020, purchases of property, plant, and equipment primarily consisted of outlays for warehouse expansion and improvements, as well as warehouse equipment and information technology.

The following table presents the capital purchases of property, plant, and equipment by segment:

	Year Ended
(Dollars in millions)	June 27, 2020	June 29, 2019	June 30, 2018
Foodservice	$57.8	$90.6	$99.9
Vistar	72.0	24.9	18.4
Corporate & All Other	28.2	23.6	21.8
Total capital purchases of property, plant and equipment	$158.0	$139.1	$140.1

As of June 27, 2020, the Company had commitments of $50.8 million for capital projects related to warehouse expansion and improvements and warehouse equipment. The Company anticipates using cash flows from operations or borrowings under the ABL Facility to fulfill these commitments.

Financing Activities

During fiscal 2020, net cash provided by financing activities was $1,928.8 million, which consisted primarily of $1,060.0 million in cash received from the issuance and sale of the Notes due 2027, $275.0 million in cash received from the issuance and sale of the Notes due 2025, $828.1 million in net proceeds from the issuance of common stock, and $110.0 million in borrowings under the Additional Junior Term Loan, partially offset by $259.0 million in net payments under our ABL Facility.

During fiscal 2019, net cash provided by financing activities was $39.6 million, which consisted primarily of $78.9 million in net borrowings under the ABL Facility.

The following describes our financing arrangements as of June 27, 2020:

ABL Facility: PFGC, Inc. (“PFGC”), a wholly-owned subsidiary of the Company, is a party to the Fourth Amended and Restated Credit Agreement dated December 31, 2019 (the “ABL Facility”). The ABL Facility matures on December 30, 2024 and has an aggregate principal amount of $3.0 billion. Performance Food Group, Inc., a wholly-owned subsidiary of PFGC, is the lead borrower under the ABL Facility, which is jointly and severally guaranteed by, and secured by the majority of the assets of, PFGC and all material domestic direct and indirect wholly-owned subsidiaries of PFGC (other than captive insurance subsidiaries and other excluded subsidiaries). Availability for loans and letters of credit under the ABL Facility is governed by a borrowing base, determined by the application of specified advance rates against eligible assets, including trade accounts receivable, inventory, owned real properties, and owned transportation equipment. The borrowing base is reduced quarterly by a cumulative fraction of the real properties and transportation equipment values. Advances on accounts receivable and inventory are subject to change based on periodic commercial finance examinations and appraisals, and the real property and transportation equipment values included in the borrowing base are subject to change based on periodic appraisals. Audits and appraisals are conducted at the direction of the administrative agent for the benefit and on behalf of all lenders.

The First Amendment to the ABL Facility was effective April 29, 2020 and increased the aggregate principal amount to $3.11 billion, of which $110 million is a 364-day maturity Additional Junior Term Loan. The Second Amendment to the ABL Facility temporarily expands the definition of eligible accounts receivable and is effective only until delivery of the first Borrowing Base Certificate (as defined in the ABL Facility) after November 30, 2020.

Borrowings under the ABL Facility bear interest, at Performance Food Group, Inc.’s option, at (a) the Base Rate (defined as the greater of (i) the Federal Funds Rate in effect on such date plus 0.5%, (ii) the Prime Rate on such day, or (iii) one month LIBOR plus 1.0%) plus a spread or (b) LIBOR plus a spread. The ABL Facility also provides for an unused commitment fee rate of 0.25% per annum. Borrowings under the Additional Junior Term Loan bear interest at LIBOR plus 5.0% per annum with respect to any loan which is a LIBOR loan and Prime plus 4.0% per annum with respect to any loan which is a base rate loan.

The following table summarizes outstanding borrowings, availability, and the average interest rate under the ABL Facility:

(Dollars in millions)	As of June 27, 2020	As of June 29, 2019
Aggregate borrowings	$710.0	$859.0
Letters of credit under ABL Facility	139.6	89.9
Excess availability, net of lenders’ reserves of $64.9 and $38.6	1,712.2	1,182.7
Average interest rate	2.85%	4.01%

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

Senior Notes due 2024: On May 17, 2016, Performance Food Group, Inc. issued and sold $350.0 million aggregate principal amount of its 5.500% Notes due 2024 (the “Notes due 2024”), pursuant to an indenture dated as of May 17, 2016. The Notes due 2024 are jointly and severally guaranteed on a senior unsecured basis by PFGC and all domestic direct and indirect wholly-owned subsidiaries of PFGC (other than captive insurance subsidiaries and other excluded subsidiaries). The Notes due 2024 are not guaranteed by Performance Food Group Company.

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

Upon the occurrence of a change of control triggering event or upon the sale of certain assets in which Performance Food Group, Inc. does not apply the proceeds as required, the holders of the Notes due 2024 will have the right to require Performance Food Group, Inc. to make an offer to repurchase each holder’s Notes due 2024 at a price equal to 101% (in the case of a change of control triggering event) or 100% (in the case of an asset sale) of their principal amount, plus accrued and unpaid interest. Performance Food Group, Inc. currently may redeem all or part of the Notes due 2024 at a redemption price equal to 101.325% of the principal amount redeemed, plus accrued and unpaid interest. The redemption price decreases to 100.000% of the principal amount redeemed on June 1, 2021.

The indenture governing the Notes due 2024 contains covenants limiting, among other things, PFGC’s and its restricted subsidiaries’ ability to incur or guarantee additional debt or issue disqualified stock or preferred stock; pay dividends and make other distributions on, or redeem or repurchase, capital stock; make certain investments; incur certain liens; enter into transactions with affiliates; consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; create certain restrictions on the ability of PFGC’s restricted subsidiaries to make dividends or other payments to PFGC; designate restricted subsidiaries as unrestricted subsidiaries; and transfer or sell certain assets. These covenants are subject to a number of important exceptions and qualifications. The Notes due 2024 also contain customary events of default, the occurrence of which could result in the principal of and accrued interest on the Notes due 2024 to become or be declared due and payable.

Senior Notes due 2027: On September 27, 2019, PFG Escrow Corporation (which merged with and into Performance Food Group, Inc.) issued and sold $1,060.0 million aggregate principal amount of the Noted due 2027. The Notes due 2027 are jointly and severally guaranteed on a senior unsecured basis by PFGC and all domestic direct and indirect wholly-owned subsidiaries of PFGC (other than captive insurance subsidiaries and other excluded subsidiaries). The Notes due 2027 are not guaranteed by the Company.

The proceeds from the Notes due 2027, along with an offering of shares of the Company’s common stock and borrowings under the ABL Facility, were used to fund the cash consideration for the Reinhart acquisition and to pay related fees and expenses.

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

The indenture governing the Notes due 2027 contains covenants limiting, among other things, PFGC’s and its restricted subsidiaries’ ability to incur or guarantee additional debt or issue disqualified stock or preferred stock; pay dividends and make other distributions on, or redeem or repurchase, capital stock; make certain investments; incur certain liens; enter into transactions with affiliates; consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; create certain restrictions on the ability of PFGC’s restricted subsidiaries to make dividends or other payments to PFGC; designate restricted subsidiaries as unrestricted subsidiaries; and transfer or sell certain assets. These covenants are subject to a number of important exceptions and qualifications. The Notes due 2027 also contain customary events of default, the occurrence of which could result in the principal of and accrued interest on the Notes due 2027 to become or be declared due and payable.

Senior Notes due 2025: On April 24, 2020, Performance Food Group, Inc. issued and sold $275.0 million aggregate principal amount of the Notes due 2025, pursuant to an indenture dated as of April 24, 2020. The Notes due 2025 are jointly and severally guaranteed on a senior unsecured basis by PFGC and all domestic direct and indirect wholly-owned subsidiaries of PFGC (other than captive insurance subsidiaries and other excluded subsidiaries). The Notes due 2025 are not guaranteed by the Company.

The proceeds from the Notes due 2025 were used for working capital and general corporate purposes and to pay the fees, expenses, and other transaction costs incurred in connection with the Notes due 2025.

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

The indenture governing the Notes due 2025 contains covenants limiting, among other things, PFGC’s and its restricted subsidiaries’ ability to incur or guarantee additional debt or issue disqualified stock or preferred stock; pay dividends and make other distributions on, or redeem or repurchase, capital stock; make certain investments; incur certain liens; enter into transactions with affiliates; consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; create certain restrictions on the ability of PFGC’s restricted subsidiaries to make dividends or other payments to PFGC; designate restricted subsidiaries as unrestricted subsidiaries; and transfer or sell certain assets. These covenants are subject to a number of important exceptions and qualifications. The Notes due 2025 also contain customary events of default, the occurrence of which could result in the principal of and accrued interest on the Notes due 2025 to become or be declared due and payable.

Letters of Credit Facility: On August 9, 2018, Performance Food Group, Inc. and PFGC entered into a Continuing Agreement for Letters of Credit (the “Letters of Credit Facility”).  The Letters of Credit Facility is an uncommitted facility that provides for the issuance of letters of credit in an aggregate amount not to exceed $40.0 million. Each letter of credit shall have a term not to exceed one year; however, a letter of credit may renew automatically in accordance with its terms. A fee equal to 2.5% per annum on the average daily amount available to be drawn on each day under each outstanding letter of credit is payable quarterly. As of June 27, 2020, the Company has $28.3 million letters of credit outstanding under the Letters of Credit Facility.

The ABL Facility and the indentures governing the Notes due 2024, the Notes due 2027, and the Notes due 2025 contain customary restrictive covenants under which all of the net assets of PFGC and its subsidiaries were restricted from distribution to Performance Food Group Company, except for approximately $787.4 million of restricted payment capacity available under such debt agreements, as of June 27, 2020. Such minimum estimated restricted payment capacity is calculated based on the most restrictive of our debt agreements and may fluctuate from period to period, which fluctuations may be material.  Our restricted payment capacity under other debt instruments to which the Company is subject may be materially higher than the foregoing estimate.

As of June 27, 2020, the Company was in compliance with all of the covenants under the ABL Facility and the indentures governing the Notes due 2024, the Notes due 2025 and the Notes due 2027.

Contractual Cash Obligations

The following table sets forth our significant contractual cash obligations as of June 27, 2020. The years below represent our fiscal years.

	Payments Due by Period
(Dollars in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt	$2,395.0	$110.0	$—	$1,225.0	$1,060.0
Finance lease obligations(1)	259.3	40.9	79.0	72.0	67.4
Interest payments related to long-term debt(2)	691.4	119.7	226.8	199.2	145.7
Long-term operating leases	550.5	104.6	162.3	93.6	190.0
Purchase obligations(3)	67.8	60.1	3.0	1.7	3.0
Other(4)	5.5	0.9	0.7	0.7	2.7
Total contractual cash obligations	$3,969.5	$436.2	$471.8	$1,592.2	$1,468.8

(1)	The amounts reflected in the table include the interest component of the lease payments.
(2)

Includes payments on our floating rate debt based on rates as of June 27, 2020, assuming the amount remains unchanged until maturity. The impact of our outstanding floating-to-fixed interest rate swap on the floating rate debt interest payments is included as well based on the floating rates in effect as of June 27, 2020.

(3)

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

(4)

Other includes financed purchases of property, plant and equipment, unrecognized tax benefits under accounting standards related to uncertain tax positions and interest and payments related to the multiemployer pension plan.  As of June 27, 2020, we had a liability of $0.5 million for unrecognized tax benefits for all tax jurisdictions and approximately $0.1 million for related interest that could result in cash payments. We are not able to reasonably estimate the timing of payments of the amount by which the liability will increase or decrease over time. Accordingly, we only reflected the balances we could reasonably estimate in the “Payments Due by Period” section of the table.

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

Total assets for Foodservice increased $2,376.8 million from $3,152.3 million as of June 29, 2019 to $5,529.1 million as of June 27, 2020. During this time period, this segment increased its property, plant, and equipment, inventory, accounts receivable, goodwill, and intangible assets primarily due to the acquisition of Reinhart. Foodservice’s assets also increased as a result of the Company’s June 30, 2019 adoption of ASC 842 and the recognition of operating lease right-of-use assets of $182.4 million.

Total assets for Vistar increased $114.4 million from $1,271.0 million as of June 29, 2019 to $1,385.4 million as of June 27, 2020. Vistar’s assets increased as a result of the Company’s June 30, 2019 adoption of ASC 842 and the recognition of operating lease right-of-use assets of $249.3 million as well as an increase in its property, plant and equipment. These increases were partially offset by decreases in accounts receivable, inventory, and intangible assets.

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

Inventory Valuation

Our inventories consist primarily of food and non-food products. We primarily value inventories at the lower of cost or market using the first-in, first-out method (“FIFO”). FIFO was used for approximately 88% of total inventories at June 27, 2020. The remainder of the inventory was valued using LIFO method using the link chain technique of the dollar value method. We adjust our inventory balances for slow-moving, excess, and obsolete inventories. These adjustments are based upon inventory category, inventory age, specifically identified items, and overall economic conditions.

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

Income Taxes

We follow Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740-10, Income Taxes—Overall, which requires the use of the asset and liability method of accounting for deferred income taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Future tax benefits, including net operating loss carryforwards, are recognized to the extent that realization of such benefits is more likely than not. Uncertain tax positions are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, developments in case law, and closing of statutes of limitations. Such adjustments are reflected in the tax provision as appropriate. Income tax calculations are based on the tax laws enacted as of the date of the financial statements.

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

Acquisitions, Goodwill, and Other Intangible Assets

We account for acquired businesses using the acquisition method of accounting. Our financial statements reflect the operations of an acquired business starting from the completion of the acquisition. Goodwill and other intangible assets represent the excess of cost of an acquired entity over the amounts specifically assigned to those tangible net assets acquired in a business combination. Other identifiable intangible assets typically include customer relationships, trade names, technology, non-compete agreements, and favorable lease assets. Goodwill and intangibles with indefinite lives are not amortized. Intangibles with definite lives are amortized on a straight-line basis over their useful lives, which generally range from two to eleven years. Annually, or when certain triggering events occur, the Company assesses the useful lives of its intangibles with definite lives. Certain assumptions, estimates, and judgments are used in determining the fair value of net assets acquired, including goodwill and other intangible assets, as well as determining the allocation of goodwill to the reporting units. Accordingly, we may obtain the assistance of third-party valuation specialists for significant tangible and intangible assets. The fair value estimates are based on available historical information and on future expectations and assumptions deemed reasonable by management but are inherently uncertain. Significant estimates and assumptions inherent in the valuations reflect a consideration of other marketplace participants and include the amount and timing of future cash flows (including expected growth rates and profitability), economic barriers to entry, a brand’s relative market position, and the discount rate applied to the cash flows. Unanticipated market or macroeconomic events and circumstances may occur, which could affect the accuracy or validity of the estimates and assumptions.

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

During fiscal 2020 and fiscal 2019, we performed the step zero analysis for our goodwill impairment test. As a result of our step zero analysis, no further quantitative impairment test was deemed necessary for fiscal 2020 and fiscal 2019. There were no impairments of goodwill or intangible assets with indefinite lives for fiscal 2020 and fiscal 2019.

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

As of June 27, 2020, our subsidiary, Performance Food Group, Inc., had eight interest rate swaps with a combined value of $850.0 million notional amount that were designated as cash flow hedges of interest rate risk. See Note 9 Derivatives and Hedging Activities within the Notes to Consolidated Financial Statements included in Item 8 for further discussion of these interest rate swaps.

The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction impacts earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next twelve months, we estimate that losses of approximately $3.8 million will be reclassified as an increase to interest expense.

Based on the fair values of these interest rate swaps as of June 27, 2020, a hypothetical 100 bps decrease in LIBOR would result in a loss of $9.4 million and a hypothetical 100 bps increase in LIBOR would result in a gain of $15.3 million within accumulated other comprehensive income.

Assuming an average daily balance on our ABL Facility of approximately $1.0 billion, approximately $250 million of our outstanding long-term debt is fixed through interest rate swap agreements over the next twelve months and approximately $765 million represents variable-rate debt. A hypothetical 100 bps increase in LIBOR on our variable-rate debt would lead to an increase of approximately $7.7 million in annual cash interest expense.

Fuel Price Risk

We seek to minimize the effect of higher diesel fuel costs both by reducing fuel usage and by taking action to offset higher fuel prices. We reduce usage by designing more efficient truck routes and by increasing miles per gallon through on-board computers that monitor and adjust idling time and maximum speeds and through other technologies. In our Foodservice and Vistar segments, we seek to manage fuel prices through diesel fuel surcharges to our customers and through the use of costless collars or swap arrangements.

As of June 27, 2020, we had collars in place for approximately 33% of the gallons we expect to use over the twelve months following June 27, 2020. These fuel collars and swap arrangements do not qualify for hedge accounting treatment for reasons discussed in Note 9. Derivatives and Hedging Activities within the Notes to Consolidated Financial Statements included in Item 8. Therefore, these collars and swaps are recorded at fair value as either an asset or liability on the balance sheet. Any changes in fair value are recorded in the period of the change as unrealized gains or losses on fuel hedging instruments. A hypothetical 10% increase or decrease in expected diesel fuel prices would result in an immaterial gain or loss for these derivative instruments.

Our fuel purchases occur at market prices. Using published market price projections for diesel and estimates of fuel consumption, a 10% hypothetical increase in diesel prices from the market price would result in a potential increase of approximately $14.5 million in fuel costs included in Operating expenses. As discussed above, this increase in fuel costs would be partially offset by fuel surcharges passed through to our customers.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

Audited Consolidated Financial Statements as of June 27, 2020 and June 29, 2019 and for the fiscal years ended June 27, 2020, June 29, 2019, and June 30, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Performance Food Group Company

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Performance Food Group Company and subsidiaries (the “Company”) as of June 27, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 27, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 27, 2020, of the Company and our report dated August 17, 2020, expressed an unqualified opinion on those financial statements.

As described in Management’s Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Reinhart, which was acquired on December 30, 2019, and whose financial statements constitutes 31% of total assets, 10% of net sales, and 48% of net loss reported in the consolidated financial statements as of and for the year ended June 27, 2020. Accordingly, our audit did not include the internal control over financial reporting at Reinhart.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

August 17, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Performance Food Group Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Performance Food Group Company and subsidiaries (the "Company") as of June 27, 2020 and June 29, 2019, the related consolidated statements of  statements of operations, comprehensive income, shareholders' equity, and cash flows, for the fiscal years ended June 27, 2020, June 29, 2019 and June 30, 2018 and the related notes and the schedule listed in the Index at Item 8 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 27, 2020 and June 29, 2019, and the results of its operations and its cash flows for each of the three years in the period ended June 27, 2020, June 29, 2019 and June 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 27, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 17, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 3 to the financial statements, effective June 30, 2019, adopted FASB Accounting Standards Update 2016-02, Leases, using the modified retrospective approach.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Vendor Rebates and Other Promotional Incentives— Refer to Note 2 the financial statements

Critical Audit Matter Description

The Company receives various rebate and promotional incentives from its suppliers, which include volume and growth rebates, annual and multi-year incentives, and promotional programs. Consideration received for incentives that contain volume and growth rebates and annual and multi-year incentives are recorded as a reduction of cost of goods sold. The Company systematically and rationally allocates the consideration for these incentives to each of the underlying transactions that results in progress by the Company toward earning the incentives. If the incentives are not probable and reasonably estimable, the Company records the incentives as the underlying objectives or milestones are achieved. The Company records annual and multi-year incentives when earned, generally over the agreement period. The Company uses current and historical purchasing data, forecasted purchasing volumes, and other factors in estimating whether the underlying objectives or milestones will be achieved.

Auditing vendor rebates and other promotional incentives involved especially challenging judgment due to the volume of individual transactions, complexities in complying with the terms of the vendor agreements and the estimates involved which increased the extent of audit effort required.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to vendor rebates and other promotional incentives included the following, among others:

•	We tested the effectiveness of the controls over vendor rebates and other promotional incentives, including controls over the completeness and accuracy of the programs and related purchasing data.
•

We selected a sample of recorded vendor incentives and (1) confirmed the incentive amount and the terms of the executed agreement directly with the vendor and (2) recalculated the incentive amount using the terms of the executed vendor agreement.

•

We obtained an understanding of the types of vendor rebates and other promotional incentives the Company receives, and the Company’s accounting policies related to these incentives. Based on that understanding, we developed an independent estimate for each type of incentive and compared our estimate to the amount recorded by management.

•	We tested the adjustment to inventory values related to vendor rebates.
•

We selected a sample of upward and downward adjustments made throughout the year for previously recorded vendor rebates and other promotional incentives to assess management’s initial estimates. For the selected adjustments we assessed the size and nature of adjustments, compared the balance to prior years to evaluate historical consistency and considered the direction of the adjustments to evaluate management bias.

/s/ DELOITTE & TOUCHE LLP

Richmond, Virginia

August 17, 2020

We have served as the Company’s auditor since 2007.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)	As of June 27, 2020	As of June 29, 2019
ASSETS
Current assets:
Cash	$420.7	$14.7
Accounts receivable, less allowances of $86.7 and $22.0	1,258.6	1,227.3
Inventories, net	1,549.4	1,356.9
Income taxes receivable	156.5	12.0
Prepaid expenses and other current assets	68.7	59.7
Total current assets	3,453.9	2,670.6
Goodwill	1,353.0	765.8
Other intangible assets, net	918.6	194.3
Property, plant and equipment, net	1,479.0	950.5
Operating lease right-of-use assets	441.2	-
Restricted cash	11.1	10.7
Other assets	62.9	61.6
Total assets	$7,719.7	$4,653.5
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Outstanding checks in excess of deposits	$110.4	$206.9
Trade accounts payable	1,608.0	1,130.8
Accrued expenses and other current liabilities	678.0	343.3
Long-term debt - current installments	107.6	-
Finance lease obligations—current installments	30.3	18.3
Operating lease obligations—current installments	84.4	-
Total current liabilities	2,618.7	1,699.3
Long-term debt	2,249.3	1,202.9
Deferred income tax liability, net	115.6	108.0
Finance lease obligations, excluding current installments	185.7	128.9
Operating lease obligations, excluding current installments	362.4	-
Other long-term liabilities	177.4	216.2
Total liabilities	5,709.1	3,355.3
Commitments and contingencies (Note 15)
Shareholders’ equity:
Common Stock: $0.01 par value per share, 1.0 billion shares authorized, 131.3 million shares issued and outstanding as of June 27, 2020; 1.0 billion shares authorized, 103.8 million shares issued and outstanding as of June 29, 2019	1.3	1.0
Additional paid-in capital	1,703.0	866.7
Accumulated other comprehensive loss, net of tax benefit of $3.6 and $0.1	(10.3)	(0.2)
Retained earnings	316.6	430.7
Total shareholders’ equity	2,010.6	1,298.2
Total liabilities and shareholders’ equity	$7,719.7	$4,653.5

See accompanying notes to consolidated financial statements, which are an integral part of these audited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)	Fiscal year ended June 27, 2020	Fiscal year ended June 29, 2019	Fiscal year ended June 30, 2018
Net sales	$25,086.3	$19,743.5	$17,619.9
Cost of goods sold	22,217.1	17,230.5	15,327.1
Gross profit	2,869.2	2,513.0	2,292.8
Operating expenses	2,968.2	2,229.7	2,039.3
Operating (loss) profit	(99.0)	283.3	253.5
Other expense, net:
Interest expense	116.9	65.4	60.4
Other, net	6.3	(0.4)	(0.5)
Other expense, net	123.2	65.0	59.9
(Loss) income before taxes	(222.2)	218.3	193.6
Income tax (benefit) expense	(108.1)	51.5	(5.1)
Net (loss) income	$(114.1)	$166.8	$198.7
Weighted-average common shares outstanding:
Basic	113.0	103.8	102.0
Diluted	113.0	105.2	104.6
(Loss) earnings per common share:
Basic	$(1.01)	$1.61	$1.95
Diluted	$(1.01)	$1.59	$1.90

See accompanying notes to consolidated financial statements, which are an integral part of these audited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

($ in millions)	Fiscal year ended June 27, 2020	Fiscal year ended June 29, 2019	Fiscal year ended June 30, 2018
Net (loss) income	$(114.1)	$166.8	$198.7
Other comprehensive (loss) income, net of tax:
Interest rate swaps:
Change in fair value, net of tax	(9.3)	(6.3)	5.8
Reclassification adjustment, net of tax	(0.8)	(3.1)	(0.4)
Other comprehensive (loss) income	(10.1)	(9.4)	5.4
Total comprehensive (loss) income	$(124.2)	$157.4	$204.1

See accompanying notes to consolidated financial statements, which are an integral part of these audited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Shareholders’
(In millions)	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance as of July 1, 2017	100.8	1.0	855.5	2.4	66.6	925.5
Issuance of common stock under stock-based compensation plans	2.4	—	(15.9)	—	—	(15.9)
Net income	—	—	—	—	198.7	198.7
Interest rate swaps	—	—	—	5.4	—	5.4
Stock-based compensation expense	—	—	21.6	—	—	21.6
Change in accounting principle(1)	—	—	—	0.5	(0.5)	—
Balance as of June 30, 2018	103.2	$1.0	$861.2	$8.3	$264.8	$1,135.3
Issuance of common stock under stock-based compensation plans	0.9	—	(0.9)	—	—	(0.9)
Net income	—	—	—	—	166.8	166.8
Interest rate swaps	—	—	—	(9.4)	—	(9.4)
Stock-based compensation expense	—	—	15.7	—	—	15.7
Common stock repurchased	(0.3)	—	(9.3)	—	—	(9.3)
Change in accounting principle(2)	—	—	—	0.9	(0.9)	—
Balance as of June 29, 2019	103.8	$1.0	$866.7	$(0.2)	$430.7	$1,298.2
Issuance of common stock under stock-based compensation plans	0.6	—	(3.1)	—	—	(3.1)
Net loss	—	—	—	—	(114.1)	(114.1)
Interest rate swaps	—	—	—	(10.1)	—	(10.1)
Issuance of common stock in secondary offerings, net of underwriter discount and offering costs	27.2	0.3	827.8	—	—	828.1
Stock-based compensation expense	—	—	16.6	—	—	16.6
Common stock repurchased	(0.3)	—	(5.0)	—	—	(5.0)
Balance as of June 27, 2020	131.3	$1.3	$1,703.0	$(10.3)	$316.6	$2,010.6

(1)

In the fourth quarter of fiscal 2018, the Company elected to early adopt ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The Company reclassified the stranded tax effects resulting from the Tax Cuts and Jobs Act (the “TCJA”) from accumulated other comprehensive income to Retained Earnings.

(2)

As of the beginning of fiscal 2019, the Company elected to early adopt the provisions of ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The amount of ineffectiveness previously recognized in earnings for interest rate swaps that existed on July 1, 2018 was reclassified from Retained Earnings to Accumulated Other Comprehensive Income as a cumulative effect adjustment as of the adoption date.

See accompanying notes to consolidated financial statements, which are an integral part of these audited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)	Fiscal year ended June 27, 2020	Fiscal year ended June 29, 2019	Fiscal year ended June 30, 2018
Cash flows from operating activities:
Net (loss) income	$(114.1)	$166.8	$198.7
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation	178.5	116.2	100.3
Amortization of intangible assets	97.8	38.8	29.8
Amortization of deferred financing costs	6.5	4.4	4.6
Provision for losses on accounts receivables	80.0	11.5	12.1
Stock compensation expense	17.9	15.7	21.6
Deferred income tax expense	10.5	11.6	1.4
Contingent consideration accretion expense	108.6	—	—
Other non-cash activities	29.0	(0.1)	8.3
Changes in operating assets and liabilities, net
Accounts receivable	189.0	(50.2)	(33.9)
Inventories	101.7	(98.4)	(21.8)
Income taxes receivable	(145.3)	28.7	(36.9)
Prepaid expenses and other assets	(4.2)	(9.7)	(7.4)
Trade accounts payable	234.3	80.6	57.1
Outstanding checks in excess of deposits	(194.5)	(53.9)	42.6
Accrued expenses and other liabilities	27.9	55.4	(9.5)
Net cash provided by operating activities	623.6	317.4	367.0
Cash flows from investing activities:
Purchases of property, plant and equipment	(158.0)	(139.1)	(140.1)
Net cash paid for acquisitions	(1,989.0)	(211.6)	(71.1)
Proceeds from sale of property, plant and equipment	1.0	1.3	1.8
Net cash used in investing activities	(2,146.0)	(349.4)	(209.4)
Cash flows from financing activities:
Net (payments) borrowings under ABL Facility	(259.0)	78.9	(119.8)
Payment of Promissory Note	—	—	(6.0)
Borrowing of Junior Term Loan	110.0	—	—
Payments on financed property, plant and equipment	(2.1)	(5.4)	(1.9)
Net proceeds from issuance of common stock	828.1	—	—
Borrowing of Notes due 2027	1,060.0	—	—
Borrowing of Notes due 2025	275.0	—	—
Cash paid for acquisitions	(4.8)	(5.7)	(9.0)
Payments under finance lease obligations	(24.2)	(13.2)	(6.9)
Proceeds from exercise of stock options	4.8	6.6	12.3
Cash paid for shares withheld to cover taxes	(7.9)	(7.5)	(28.2)
Repurchases of common stock	(5.0)	(9.3)	—
Cash paid for debt issuance, extinguishment and modifications	(46.1)	(4.8)	(1.3)
Net cash provided by (used in) financing activities	1,928.8	39.6	(160.8)
Net increase (decrease) in cash and restricted cash	406.4	7.6	(3.2)
Cash and restricted cash, beginning of period	25.4	17.8	21.0
Cash and restricted cash, end of period	$431.8	$25.4	$17.8

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

(In millions)	As of June 27, 2020	As of June 29, 2019
Cash	$420.7	$14.7
Restricted cash(1)	11.1	10.7
Total cash and restricted cash	$431.8	$25.4
(1)	Restricted cash represents the amounts required by insurers to collateralize a part of the deductibles for the Company’s workers’ compensation and liability claims.

Supplemental disclosures of non-cash transactions are as follows:

(In millions)	Fiscal year ended June 27, 2020	Fiscal year ended June 29, 2019	Fiscal year ended June 30, 2018
Debt assumed through finance lease obligations	$93.0	$98.1	$18.2
Purchases of property, plant and equipment, financed	1.8	3.4	4.2
Purchases of property, plant and equipment, accrued	—	—	4.0

Supplemental disclosures of cash flow information are as follows:

(In millions)	Fiscal year ended June 27, 2020	Fiscal year ended June 29, 2019	Fiscal year ended June 30, 2018
Cash paid during the year for:
Interest	$102.0	$65.7	$57.5
Income taxes paid, net of refunds	28.5	10.8	33.3

See accompanying notes to consolidated financial statements, which are an integral part of these audited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Business Activities

Business Overview

Performance Food Group Company, through its subsidiaries, markets and distributes primarily national and company-branded food and food-related products to customer locations across the United States. The Company serves both of the major customer types in the restaurant industry: (i) independent customers, and (ii) multi-unit, or “Chain” customers, which include some of the most recognizable family and casual dining restaurant chains, as well as schools, business and industry locations, healthcare facilities and retail establishments. The Company also specializes in distributing candy, snacks, beverages, cigarettes, other tobacco products and other items nationally to vending distributors, big box retailers, theaters, convenience stores, travel providers and hospitality providers.

Fiscal Years

The Company’s fiscal year ends on the Saturday nearest to June 30th. This resulted in a 52-week year for fiscal 2020, fiscal 2019, and fiscal 2018. References to “fiscal 2020” are to the 52-week period ended June 27, 2020, references to “fiscal 2019” are to the 52-week period ended June 29, 2019, and references to “fiscal 2018” are to the 52-week period ended June 30, 2018.

Share Repurchase Program

On November 13, 2018, the Board of Directors of the Company (the “Board of Directors”) authorized a share repurchase program for up to $250 million of the Company’s outstanding common stock. The share repurchase program does not have an expiration date and may be amended, suspended, or discontinued at any time. The share repurchase program remains subject to the discretion of the Board of Directors. During the fiscal year ended June 27, 2020, the Company repurchased and subsequently retired 0.3 million shares of common stock, for a total of $5.0 million. During the fiscal year ended June 29, 2019, the Company repurchased and subsequently retired 0.3 million shares of common stock, for a total of $9.3 million. On March 23, 2020, the Company discontinued further repurchases under the plan. As of June 27, 2020, approximately $235.7 million remained available for additional share repurchases.

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

On April 16, 2020, Performance Food Group Company entered into an underwriting agreement related to the issuance and sale of 15,525,000 shares of its common stock for a cash offering price of $22.50 per share ($21.77 per share net of underwriting discounts and commissions), including the exercise in full by the underwriters of their option to purchase additional shares on April 20, 2020. The aggregate offering price of the issued common stock was $349.3 million. In connection with the offering, the Company paid the underwriters a discount of $0.73 per share, for total underwriting discounts and commissions of $11.3 million. In addition, the Company incurred direct offering expenses of $0.5 million. The Company used the $337.5 million of net proceeds from the offering for working capital and other general corporate purposes.
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

Restricted Cash

The Company is required by its insurers to collateralize a part of the deductibles for its workers’ compensation and liability claims. The Company has chosen to satisfy these collateral requirements primarily by depositing funds in trusts or by issuing letters of credit. All amounts in restricted cash at June 27, 2020 and June 29, 2019 represent funds deposited in insurance trusts, and $11.1 million and $10.7 million, respectively, represent Level 1 fair value measurements.

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

In March 2020, the World Health Organization declared COVID-19 a global pandemic, and governmental authorities around the world have implemented measures to reduce the spread of COVID-19, including travel bans and restrictions, quarantines, shelter in place orders, shutdowns and social distancing requirements. These measures have adversely affected workforces, suppliers, customers, consumer sentiment, economies, and financial markets, and, along with decreased consumer spending, have led to an economic downturn in many of our markets. As a result, markets where governments have imposed restrictions on travel outside of the home, or where customers are practicing social distancing, many of our customers, including restaurants, schools, hotels, movie theaters, and business and industry locations, have reduced or discontinued operations, which has and is expected to continue to adversely affect demand in the foodservice industry. Due to the impact of COVID-19 on our customers, the Company has increased the allowance for doubtful accounts to reflect the increase collection risk in the current economic environment.

As of June 27, 2020 and June 29, 2019, the allowance for doubtful accounts related to trade receivables was approximately $72.0 million and $12.6 million, respectively, and $14.7 million and $9.4 million, respectively related to other receivables. The Company recorded $80.0 million, $11.5 million, and $12.1 million in provision for doubtful accounts in fiscal 2020, fiscal 2019, and fiscal 2018, respectively.

Inventories

The Company’s inventories consist primarily of food and non-food products. The Company values inventories primarily at the lower of cost or market using the first-in, first-out (“FIFO”) method. At June 27, 2020, the Company’s inventory balance of $1,549.4 million consists primarily of finished goods, $1,370.6 million of which was valued at FIFO. As of June 27, 2020, $178.8 million of the inventory balance was valued at last-in, first-out (“LIFO”) using the link chain technique of the dollar value method. At June 27, 2020 and June 29, 2019, the LIFO balance sheet reserves were $14.2 million and $10.3 million, respectively. Costs in inventory include the purchase price of the product and freight charges to deliver the product to the Company’s warehouses and are net of certain consideration received from vendors in the amount of $48.0 million and $29.9 million as of June 27, 2020 and June 29, 2019, respectively. The Company adjusts its inventory balances for slow-moving, excess, and obsolete inventories. These adjustments are based upon inventory category, inventory age, specifically identified items, and overall economic conditions. As of June 27, 2020 and June 29, 2019, the Company had adjusted its inventories by approximately $23.2 million and $8.2 million, respectively.

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

Impairment of Long-Lived Assets

Long-lived assets held and used by the Company, including intangible assets with definite lives, are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the Company compares the carrying value of the asset or asset group to the projected, undiscounted future cash flows expected to be generated by the long-lived asset or asset group. Based on the Company’s assessments, no impairment losses were recorded in fiscal 2020, fiscal 2019, or fiscal 2018.

Acquisitions, Goodwill, and Other Intangible Assets

The Company accounts for acquired businesses using the acquisition method of accounting. The Company’s financial statements reflect the operations of an acquired business starting from the completion of the acquisition. Goodwill and other intangible assets represent the excess of cost of an acquired entity over the amounts specifically assigned to those tangible net assets acquired in a business combination. Other identifiable intangible assets typically include customer relationships, trade names, technology, non-compete agreements, and favorable lease assets. Goodwill and intangibles with indefinite lives are not amortized. Intangibles with definite lives are amortized on a straight-line basis over their useful lives, which generally range from two to twelve years. Annually, or when certain triggering events occur, the Company assesses the useful lives of its intangibles with definite lives. Certain assumptions, estimates, and judgments are used in determining the fair value of net assets acquired, including goodwill and other intangible assets, as well as determining the allocation of goodwill to the reporting units. Accordingly, the Company may obtain the assistance of third-party valuation specialists for the valuation of significant tangible and intangible assets. The fair value estimates are based on available historical information and on future expectations and assumptions deemed reasonable by management but that are inherently uncertain. Significant estimates and assumptions inherent in the valuations reflect a consideration of other marketplace participants and include the amount and timing of future cash flows (including expected growth rates and profitability), economic barriers to entry, a brand’s relative market position, and the discount rate applied to the cash flows. Unanticipated market or macroeconomic events and circumstances may occur that could affect the accuracy or validity of the estimates and assumptions.

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

During fiscal 2020 and fiscal 2019, the Company performed the step zero analysis for its goodwill impairment test. As a result of the Company’s step zero analysis, no further quantitative impairment test was deemed necessary for fiscal 2020 and fiscal 2019. There were no impairments of goodwill or intangible assets with indefinite lives for fiscal 2020, fiscal 2019, or fiscal 2018.

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

The transaction price recognized is the invoiced price, adjusted for any incentives, such as rebates and discounts granted to the customer. The Company estimates expected returns based on an analysis of historical experience.  We adjust our estimate of revenue at the earlier of when the amount of consideration we expect to receive changes or when the consideration becomes fixed. The Company determined it is responsible for collecting and remitting state and local excise taxes on cigarettes and other tobacco products and will present excise taxes as part of revenue. Net sales includes amounts related to state and local excise taxes which totaled $1,104.6 million and $194.7 million for fiscal 2020 and fiscal 2019, respectively. The Company has made a policy election to exclude sales tax from the transaction price.  The Company does not have any material significant payment terms as payment is received shortly after the point of sale.

The Company has customer contracts in which incentives are paid upfront to certain customers. These payments have become industry practice and are not related to financing the customer’s business, nor are they associated with any distinct good or service to be received from the customer. These incentive payments are capitalized and amortized over the life of the contract or the expected life of the customer relationship on a straight-line basis. The Company’s contract asset for these incentives totaled $15.3 million and $10.6 million as of June 27, 2020 and June 29, 2019, respectively.

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

Shipping and Handling Fees and Costs

Shipping and handling fees billed to customers are included in net sales. Estimated shipping and handling costs incurred by the Company of $1,197.7 million, $985.9 million, and $884.5 million are recorded in operating expenses in the consolidated statement of operations for fiscal 2020, fiscal 2019, and fiscal 2018, respectively.

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

Compensation expense related to our employee stock purchase plan, which allows eligible employees to purchase our common stock at a 15% discount, represents the difference between the fair market value as of the purchase date and the employee purchase price.

Income Taxes

The Company follows FASB ASC 740-10, Income Taxes—Overall, which requires the use of the asset and liability method of accounting for deferred income taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Future tax benefits, including net operating loss carryforwards, are recognized to the extent that realization of such benefits is more likely than not. Uncertain tax positions are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, developments in case law, and closings of statutes of limitations. Such adjustments are reflected in the tax provision as appropriate. Income tax calculations are made based on the tax laws enacted as of the date of the financial statements.

Derivative Instruments and Hedging Activities

As required by FASB ASC 815-20, Derivatives and Hedging—Hedging—General, the Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. The Company primarily uses derivative contracts to manage the exposure to variability in expected future cash flows. A portion of these derivatives is designated and qualify as cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risks, even though hedge accounting does not apply, or the Company elects not to apply hedge accounting under FASB ASC 815-20. In the event that the Company does not apply the provisions of hedge accounting, the derivative instruments are recorded as an asset or liability on the consolidated balance sheets at fair value, and any changes in fair value are recorded as unrealized gains or losses and included in Other expense in the accompanying consolidated statement of operations. See Note 9 Derivatives and Hedging Activities for additional information on the Company’s use of derivative instruments.

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

The Company’s June 30, 2019 adoption of the new standard resulted in the recognition of operating lease liabilities totaling $423.8 million, based upon the present value of the remaining minimum rental payments using discount rates as of the adoption date, with $82.1 million within Operating lease liabilities - current and $341.7 million within Operating lease liabilities, excluding current installments. In addition, we recorded corresponding Operating lease right-of-use assets totaling $423.0 million based upon the operating lease liabilities adjusted for deferred rent of $11.0 million, favorable lease intangible assets of $5.3 million and prepaid rent and other adjustments of $4.9 million. The new standard did not have a material impact on the consolidated statements of operations and the consolidated statement of cash flows. See Note 12. Leases for further discussion of the Company’s leasing arrangements and required ASC 842 disclosures.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). The update provides optional, temporary expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by the discontinuation of LIBOR or another discontinued reference rate if certain criteria are met. The pronouncement is effective as of March 12, 2020 until superseded by subsequent documentation or December 21, 2022, whichever occurs first. The Company adopted this ASU in in the fourth quarter of fiscal 2020, which is effective on a prospective basis. As it relates to our interest rate swap hedges, the Company has elected the expedient to assert probability of forecasted transactions and the expedient regarding assessment of effectiveness. The adoption of this ASU did not have a material impact on the consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and has issued subsequent amendments to this guidance. The pronouncement changes the impairment model for most financial assets and will require the use of an “expected loss” model for instruments measured at amortized cost. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. The Company adopted the new standard at the beginning of fiscal 2021. Companies are required to apply the standard using a modified retrospective approach, with a cumulative-effect adjustment recorded to beginning retained earnings on the effective date. The Company has substantially completed its analysis of the impact of adopting this ASU and determined this update will not have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments in this update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this update. The amendments in this update are effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted. The amendments in this update should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company adopted this ASU on a prospective basis at the beginning fiscal 2021. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

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

During fiscal year 2020, the Company paid cash of $1,989.0 million for one acquisition. During fiscal year 2019, the Company paid cash of $214.2 million for four acquisitions and during fiscal 2018, the Company paid cash of $72.7 million for two acquisitions. The prior years’ acquisitions did not materially affect the Company’s results of operations other than the acquisition of Eby-Brown Company, LLC (“Eby-Brown”) in the fourth quarter of fiscal 2019. Eby-Brown contributed $949.7 million to net sales in fiscal 2019 and did not have a material impact to net income for fiscal 2019.

The acquisition of Eby-Brown included contingent consideration, including earnout payments in the event certain operating results are achieved during a defined post-closing period. As of June 27, 2020, total contingent consideration outstanding was $191.2 million and $82.6 million as of June 29, 2019. Earnout liabilities are measured using unobservable inputs that are considered a Level 3 measurement.

On December 30, 2019, the Company acquired Reinhart from Reyes Holdings, L.L.C. in a transaction valued at $2.0 billion, or approximately $1.7 billion net of an estimated tax benefit to the Company of approximately $265 million. The $2.0 billion purchase price was financed with $464.7 million of borrowings under the ABL Facility, net proceeds of $1,033.7 million from new senior unsecured Notes due 2027, and net proceeds of $490.6 million from an offering of shares of the Company’s common stock. The Reinhart acquisition expands the Company’s broadline presence by enhancing its distribution footprint in key geographies, and the Company believes it will help achieve its long-term growth goals. The Reinhart acquisition is reported in the Foodservice segment.

Assets acquired and liabilities assumed are recognized at their respective fair values as of the acquisition date. The following table summarizes the preliminary purchase price allocation for each major class of assets acquired and liabilities assumed for the fiscal 2020 acquisition.

(In millions)	Fiscal 2020
Net working capital	$108.6
Goodwill	587.2
Intangible assets with definite lives:
Customer relationships	642.0
Trade names and trademarks	174.0
Technology	3.1
Non-compete	1.0
Property, plant and equipment	473.1
Total purchase price	$1,989.0

Intangible assets consist primarily of customer relationships, trade names, technology and non-compete agreements with useful lives of 11.5 years, 6.5 years, 8.0 years, and 3.0 years, respectively, and a total weighted-average useful life of 10.4 years. The excess of the estimated fair value of the assets acquired and the liabilities assumed over consideration paid was recorded as $587.2 million of goodwill on the acquisition date. The goodwill reflects the value to the Company associated with the expansion of geographic reach and scale of our distribution footprint and enhancements to the Company’s customer base. The Company is in the process of determining the amount of goodwill that is deductible for income tax purposes.

Subsequent to the valuation of the acquired intangible assets, the Company recorded $16.4 million of accelerated amortization related to customer relationships and trade names as a result of the impact of COVID-19 on the expected future net sales to Reinhart customers.

The net sales and net loss related to Reinhart recorded in the Company’s Consolidated Statements of Operations since the date of acquisition through June 27, 2020 are $2,525.0 million and $55.0 million, respectively.

The following table summarizes the unaudited pro-forma consolidated financial information of the Company as if the acquisition had occurred on July 1, 2018.

	Fiscal year ended
(in millions)	June 27, 2020	June 29, 2019
Net Sales	$28,217.7	$25,921.4
Net (Loss) Income	(122.5)	91.5

These pro-forma results include nonrecurring pro-forma adjustments related to acquisition costs incurred.  The pro-forma net income for the fiscal year ended June 29, 2019 includes $21.2 million, after-tax, of acquisition costs assuming the acquisition had occurred July 1, 2018. The recurring pro-forma adjustments include estimates of interest expense for the Notes due 2027 and estimates of depreciation and amortization associated with fair value adjustments for property, plant and equipment and intangible assets acquired.

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

The Company recorded additions to goodwill in connection with its acquisitions. The goodwill is a result of expected synergies from combined operations of the acquisitions and the Company. The following table presents the changes in the carrying amount of goodwill:

(In millions)	Foodservice	Vistar	Other	Total
Balance as of June 30, 2018	$615.1	$86.2	$39.2	$740.5
Acquisitions—current year	0.6	24.9	—	25.5
Adjustment related to prior year acquisitions	—	(0.2)	—	(0.2)
Balance as of June 29, 2019	615.7	110.9	39.2	765.8
Acquisitions—current year	587.2	-	-	587.2
Balance as of June 27, 2020	$1,202.9	$110.9	$39.2	$1,353.0

The fiscal 2019 adjustment related to prior year acquisitions is the result of net working capital adjustments.

The following table presents the Company’s intangible assets by major category as of June 27, 2020 and June 29, 2019:

	As of June 27, 2020			As of June 29, 2019
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net	Range of Lives
Intangible assets with definite lives:
Customer relationships	$1,148.0	$(456.2)	$691.8	$506.0	$(389.5)	$116.5	4 – 12 years
Trade names and trademarks	297.8	(126.4)	171.4	123.7	(100.4)	$23.3	4 – 9 years
Deferred financing costs	61.1	(43.6)	17.5	51.0	(40.7)	$10.3	Debt term
Non-compete	36.8	(27.4)	9.4	35.8	(22.5)	$13.3	2 – 5 years
Leases	-	-	-	12.5	(7.2)	$5.3	Lease term
Technology	29.2	(26.3)	2.9	26.1	(26.1)	—	5 – 8 years
Total intangible assets with definite lives	$1,572.9	$(679.9)	$893.0	$755.1	$(586.4)	$168.7
Intangible assets with indefinite lives:
Goodwill	$1,353.0	$—	$1,353.0	$765.8	$—	$765.8	Indefinite
Trade names	25.6	—	25.6	25.6	—	25.6	Indefinite
Total intangible assets with indefinite lives	$1,378.6	$—	$1,378.6	$791.4	$—	$791.4

For the intangible assets with definite lives, the Company recorded amortization expense of $100.1 million for fiscal 2020, $42.1 million for fiscal 2019, and $33.3 million for fiscal 2018. For the next five fiscal periods and thereafter, the estimated future amortization expense on intangible assets with definite lives are as follows:

(In millions)
2021	$121.9
2022	114.9
2023	102.8
2024	97.5
2025	92.9
Thereafter	363.0
Total amortization expense	$893.0

6.	Concentration of Sales and Credit Risk

At June 27, 2020, one of the Company’s customers within the Vistar segment accounted for a significant portion of the Company’s consolidated net sales. At June 27, 2020, net sales from this customer represented approximately 10.2% of consolidated net sales of $25,086.3 million.  The Company had no customers that comprised more than 10% of consolidated net sales for fiscal 2019 or fiscal 2018. At June 27, 2020 and June 29, 2019, respectively, the Company had no customers that comprised more than 10% of consolidated accounts receivable. The Company maintains an allowance for doubtful accounts for which details are disclosed in the accounts receivable portion of Note 2, Summary of Significant Accounting Policies and Estimates—Accounts Receivable.

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

7.	Property, Plant, and Equipment

Property, plant, and equipment as of June 27, 2020 and June 29, 2019 consisted of the following:

(In millions)	As of June 27, 2020	As of June 29, 2019	Range of Lives
Buildings and building improvements	$801.2	$541.3	10 – 39 years
Land	93.5	53.6	—
Transportation equipment	440.4	242.0	2 – 10 years
Warehouse and plant equipment	376.0	320.9	3 – 20 years
Office equipment, furniture, and fixtures	374.1	329.8	2 – 10 years
Leasehold improvements	139.9	133.7	Lease term(1)
Construction-in-process	108.3	37.5
	2,333.4	1,658.8
Less: accumulated depreciation and amortization	(854.4)	(708.3)
Property, plant and equipment, net	$1,479.0	$950.5

(1)	Leasehold improvements are depreciated over the shorter of the useful life of the asset or the lease term.

Total depreciation expense for the fiscal 2020, fiscal 2019, and fiscal 2018 was $178.5 million, $116.2 million, and $100.3 million, respectively, and is included in operating expenses on the consolidated statement of operations.

8.	Debt

The Company is a holding company and conducts its operations through its subsidiaries, which have incurred or guaranteed indebtedness as described below.

Debt consisted of the following:

(In millions)	As of June 27, 2020	As of June 29, 2019
ABL Facility	$710.0	$859.0
5.500% Notes due 2024	350.0	350.0
6.875% Notes due 2025	275.0	-
5.500% Notes due 2027	1,060.0	-
Less: Original issue discount and deferred financing costs	(38.1)	(6.1)
Long-term debt	2,356.9	1,202.9
Less: current installments	(107.6)	-
Total debt, excluding current installments	$2,249.3	$1,202.9

ABL Facility

PFGC, Inc. (“PFGC”), a wholly-owned subsidiary of the Company, is a party to the Fourth Amended and Restated Credit Agreement dated December 31, 2019 (the “ABL Facility”). The ABL Facility matures on December 30, 2024 and has an aggregate principal amount of $3.0 billion. Performance Food Group, Inc., a wholly-owned subsidiary of PFGC, is the lead borrower under the ABL Facility, which is jointly and severally guaranteed by, and secured by the majority of the assets of, PFGC and all material domestic direct and indirect wholly-owned subsidiaries of PFGC (other than captive insurance subsidiaries and other excluded subsidiaries). Availability for loans and letters of credit under the ABL Facility is governed by a borrowing base, determined by the application of specified advance rates against eligible assets, including trade accounts receivable, inventory, owned real properties, and owned transportation equipment. The borrowing base is reduced quarterly by a cumulative fraction of the real properties and transportation equipment values. Advances on accounts receivable and inventory are subject to change based on periodic commercial finance examinations and appraisals, and the real property and transportation equipment values included in the borrowing base are subject to change based on periodic appraisals. Audits and appraisals are conducted at the direction of the administrative agent for the benefit and on behalf of all lenders.

The First Amendment to the ABL Facility was effective April 29, 2020 and increased the aggregate principal amount to $3.11 billion, of which $110 million is a 364-day maturity loan that is junior to the other obligations owed under the ABL Facility

(“Additional Junior Term Loan”). The Second Amendment to the ABL Facility temporarily expands the definition of accounts receivable and is effective only until delivery of the first Borrowing Base Certificate after November 30, 2020.

Borrowings under the ABL Facility bear interest, at Performance Food Group, Inc.’s option, at (a) the Base Rate (defined as the greater of (i) the Federal Funds Rate in effect on such date plus 0.5%, (ii) the Prime Rate on such day, or (iii) one month LIBOR plus 1.0%) plus a spread or (b) LIBOR plus a spread. The ABL Facility also provides for an unused commitment fee rate of 0.25% per annum. Borrowings under the Additional Junior Term Loan bear interest at LIBOR plus 5.0% per annum with respect to any loan which is a LIBOR loan and Prime plus 4.0% per annum with respect to any loan which is a base rate loan.

The following table summarizes outstanding borrowings, availability, and the average interest rate under the ABL Facility:

(Dollars in millions)	As of June 27, 2020	As of June 29, 2019
Aggregate borrowings	$710.0	$859.0
Letters of credit under ABL Facility	139.6	89.9
Excess availability, net of lenders’ reserves of $64.9 and $38.6	1,712.2	1,182.7
Average interest rate	2.85%	4.01%

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

Senior Notes due 2025

On April 24, 2020, Performance Food Group, Inc. issued and sold $275.0 million aggregate principal amount of its 6.875% Senior Notes due 2025 (the “Notes due 2025”), pursuant to an indenture dated as of April 24, 2020. The Notes due 2025 are jointly and severally guaranteed on a senior unsecured basis by PFGC and all domestic direct and indirect wholly-owned subsidiaries of PFGC (other than captive insurance subsidiaries and other excluded subsidiaries). The Notes due 2025 are not guaranteed by the Company.

The proceeds from the Notes due 2025 were used for working capital and general corporate purposes and to pay the fees, expenses, and other transaction costs incurred in connection with the Notes due 2025.

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

The indenture governing the Notes due 2025 contains covenants limiting, among other things, PFGC’s and its restricted subsidiaries’ ability to incur or guarantee additional debt or issue disqualified stock or preferred stock; pay dividends and make other distributions on, or redeem or repurchase, capital stock; make certain investments; incur certain liens; enter into transactions with affiliates; consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; create certain restrictions on the ability of PFGC’s restricted subsidiaries to make dividends or other payments to PFGC; designate restricted subsidiaries as unrestricted subsidiaries; and transfer or sell certain assets. These covenants are subject to a number of important exceptions and qualifications.

The Notes due 2025 also contain customary events of default, the occurrence of which could result in the principal of and accrued interest on the Notes due 2025 to become or be declared due and payable.

Senior Notes due 2027

On September 27, 2019, PFG Escrow Corporation (the “Escrow Issuer”), a wholly-owned subsidiary of PFGC, issued and sold $1,060.0 million aggregate principal amount of its 5.500% Senior Notes due 2027 (the “Notes due 2027”). The Notes due 2027 are jointly and severally guaranteed on a senior unsecured basis by PFGC and all domestic direct and indirect wholly-owned subsidiaries of PFGC (other than captive insurance subsidiaries and other excluded subsidiaries). The Notes due 2027 are not guaranteed by the Company.

The proceeds from the Notes due 2027 along with an offering of shares of the Company’s common stock and borrowings under the ABL Facility, were used to fund the cash consideration for the Reinhart acquisition and to pay related fees and expenses.

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

The indenture governing the Notes due 2027 contains covenants limiting, among other things, PFGC’s and its restricted subsidiaries’ ability to incur or guarantee additional debt or issue disqualified stock or preferred stock; pay dividends and make other distributions on, or redeem or repurchase, capital stock; make certain investments; incur certain liens; enter into transactions with affiliates; consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; create certain restrictions on the ability of PFGC’s restricted subsidiaries to make dividends or other payments to PFGC; designate restricted subsidiaries as unrestricted subsidiaries; and transfer or sell certain assets. These covenants are subject to a number of important exceptions and qualifications. The Notes due 2027 also contain customary events of default, the occurrence of which could result in the principal of and accrued interest on the Notes due 2027 to become or be declared due and payable.

Senior Notes due 2024

On May 17, 2016, Performance Food Group, Inc. issued and sold $350.0 million aggregate principal amount of its 5.500% Senior Notes due 2024 (the “Notes due 2024”), pursuant to an indenture dated as of May 17, 2016. The Notes due 2024 are jointly and severally guaranteed on a senior unsecured basis by PFGC and all domestic direct and indirect wholly-owned subsidiaries of PFGC (other than captive insurance subsidiaries and other excluded subsidiaries). The Notes due 2024 are not guaranteed by the Company.

The proceeds from the Notes due 2024 were used to pay in full the remaining outstanding aggregate principal amount of loans under the Company’s term loan facility and to terminate the facility; to temporarily repay a portion of the outstanding borrowings under the ABL Facility; and to pay the fees, expenses, and other transaction costs incurred in connection with the Notes due 2024.

The Notes due 2024 were issued at 100.0% of their par value. The Notes due 2024 mature on June 1, 2024 and bear interest at a rate of 5.500% per year, payable semi-annually in arrears.

Upon the occurrence of a change of control triggering event or upon the sale of certain assets in which Performance Food Group, Inc. does not apply the proceeds as required, the holders of the Notes due 2024 will have the right to require Performance Food Group, Inc. to repurchase each holder’s Notes due 2024 at a price equal to 101% (in the case of a change of control triggering event) or 100% (in the case of an asset sale) of their principal amount, plus accrued and unpaid interest. Performance Food Group, Inc. currently may redeem all or a part of the Notes due 2024 at a redemption price equal to 101.325% of the principal amount redeemed, plus accrued and unpaid interest. This redemption price decreases to 100.000% of the principal amount redeemed on June 1, 2021.

The indenture governing the Notes due 2024 contains covenants limiting, among other things, PFGC’s and its restricted subsidiaries’ ability to incur or guarantee additional debt or issue disqualified stock or preferred stock; pay dividends and make other distributions on, or redeem or repurchase, capital stock; make certain investments; incur certain liens; enter into transactions with affiliates; consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; create certain restrictions on the ability of PFGC’s restricted subsidiaries to make dividends or other payments to PFGC; designate restricted subsidiaries as unrestricted subsidiaries; and transfer or sell certain assets. These covenants are subject to a number of important exceptions and qualifications. The Notes due 2024 also contain customary events of default, the occurrence of which could result in the principal of and accrued interest on the Notes due 2024 to become or be declared due and payable.

Letters of Credit Facility

On August 9, 2018, Performance Food Group, Inc. and PFGC entered into a Continuing Agreement for Letters of Credit (the “Letters of Credit Facility”). The Letters of Credit Facility is an uncommitted facility that provides for the issuance of letters of credit in an aggregate amount not to exceed $40.0 million. Each letter of credit shall have a term not to exceed one year; however, a letter of credit may renew automatically in accordance with its terms. A fee equal to 2.5% per annum on the average daily amount available to be drawn on each day under each outstanding letter of credit is payable quarterly. As of June 27, 2020, the Company has $28.3 million letters of credit outstanding under the Letters of Credit Facility.

The ABL Facility and the indentures governing the Notes due 2025, the Note due 2027, and the Notes due 2024 contain customary restrictive covenants under which all of the net assets of PFGC and its subsidiaries were restricted from distribution to Performance Food Group Company, except for approximately $787.4 million of restricted payment capacity available under such debt agreements, as of June 27, 2020. Such minimum estimated restricted payment capacity is calculated based on the most restrictive of our debt agreements and may fluctuate from period to period, which fluctuations may be material.  Our restricted payment capacity under other debt instruments to which the Company is subject may be materially higher than the foregoing estimate.

Fiscal year maturities of long-term debt, excluding finance lease obligations, are as follows:

(In millions)
2021	$110.0
2022	—
2023	—
2024	350.0
2025	875.0
Thereafter	1,060.0
Total long-term debt, excluding finance lease obligations	$2,395.0

9.	Derivatives and Hedging Activities

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

The entire change in the fair value of derivatives that are both designated and qualify as cash flow hedges is recorded in other comprehensive income and subsequently reclassified into earnings in the period that the hedged transaction occurs.

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

As of June 27, 2020, Performance Food Group, Inc. had eight interest rate swaps with a combined $850.0 million notional amount. The following table summarizes the outstanding Swap Agreements as of June 27, 2020 (in millions):

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

The tables below present the effect of the interest rate swaps designated in hedging relationships on the consolidated statement of operations for the fiscal years ended June 27, 2020, June 29, 2019 and June 30, 2018:

(in millions)	Fiscal year ended June 27, 2020	Fiscal year ended June 29, 2019	Fiscal year ended June 30, 2018
Amount of loss (gain) recognized in OCI, pre-tax	$12.6	$8.4	$(7.9)
Tax (benefit) expense	(3.3)	(2.1)	2.1
Amount of loss (gain) recognized in OCI, after-tax	$9.3	$6.3	$(5.8)
Amount of gain (loss) reclassified from OCI into interest expense, pre-tax	$1.0	$4.0	$0.6
Tax (expense) benefit	(0.2)	(0.9)	(0.2)
Amount of gain (loss) reclassified from OCI into interest expense, after-tax	$0.8	$3.1	$0.4
Total interest expense	$116.9	$65.4	$54.9

As interest payments are made on the Company’s variable rate debt, amounts are reclassified from Accumulated other comprehensive (loss) income to Interest expense. During the twelve months ending July 3, 2021, the Company estimates that losses of approximately $3.8 million will be reclassified to interest expense.

Hedges of Forecasted Diesel Fuel Purchases

From time to time, Performance Food Group, Inc. enters into costless collar or swap arrangements to manage its exposure to variability in cash flows expected to be paid for its forecasted purchases of diesel fuel. As of June 27, 2020, Performance Food Group, Inc. was a party to 15.0 such arrangements, with an aggregate 32.7 million-gallon original notional amount, of which an aggregate 22.7 million gallon notional was remaining. The remaining 22.7 million gallon forecasted purchases of diesel fuel are expected to be made between June 28, 2020 and December 31, 2021.

The fuel collar and swap instruments do not qualify for hedge accounting. Accordingly, the derivative instruments are recorded as an asset or liability on the balance sheet at fair value and any changes in fair value are recorded in the period of change as unrealized gains or losses on fuel hedging instruments and included in Other, net in the accompanying consolidated statement of operations. For the fiscal year ended June 27, 2020, the Company recognized losses of $4.7 million related to changes in the fair value of fuel collar and swap instruments.

The Company does not currently have a payable or receivable related to cash collateral for its derivatives, and therefore it has not established an accounting policy for offsetting the fair value of its derivatives against such balances. The table below presents the fair value of the derivative financial instruments as well as their classification on the balance sheet as of June 27, 2020 and June 29, 2019:

(in millions)	Balance Sheet Location	Fair Value as of June 27, 2020	Fair Value as of June 29, 2019
Assets
Derivatives designated as hedges:
Interest rate swaps	Prepaid expenses and other current assets	$-	$1.9
Interest rate swaps	Other assets	-	0.5
Total assets		$-	$2.4
Liabilities
Derivatives designated as hedges:
Interest rate swaps	Accrued expenses and other current liabilities	$3.7	$-
Interest rate swaps	Other long-term liabilities	10.0	2.4
Derivatives not designated as hedges:
Diesel fuel derivative instruments	Accrued expenses and other current liabilities	4.8	0.1
Diesel fuel derivative instruments	Other long-term liabilities	0.1	-
Total liabilities		$18.6	$2.5

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

The Company has elected to present the derivative assets and derivative liabilities on the balance sheet on a gross basis for periods ended June 27, 2020 and June 29, 2019. The tables below present the derivative assets and liability balance, before and after the effects of offsetting, as of June 27, 2020 and June 29, 2019:

	June 27, 2020			June 29, 2019
(In millions)	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amounts	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amounts
Total asset derivatives:	$—	$—	$—	$2.4	$(0.4)	$2.0
Total liability derivatives:	(18.6)	—	(18.6)	(2.5)	0.4	(2.1)

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

As of June 27, 2020, the aggregate fair value amount of derivative instruments in a liability position that contain contingent features was $18.6 million.  As of June 27, 2020, the Company has not been required to post any collateral related to these agreements.  If the Company breached any of these provisions, it would be required to settle the obligations under the agreements at their termination value of $18.6 million.
10.	Insurance Program Liabilities

The Company maintains high-deductible insurance programs covering portions of general and vehicle liability, workers’ compensation, and group medical insurance. The amounts in excess of the deductibles are fully insured by third-party insurance carriers, subject to certain limitations. A summary of the activity in all types of deductible liabilities appears below:

(In millions)
Balance at July 1, 2017	$97.8
Charged to costs and expenses	164.5
Payments	(154.9)
Balance at June 30, 2018	$107.4
Additional liabilities assumed in connection with an acquisition	$5.7
Charged to costs and expenses	173.0
Payments	(163.0)
Balance at June 29, 2019	$123.1
Additional liabilities assumed in connection with an acquisition	40.2
Charged to costs and expenses	202.2
Payments	(183.7)
Balance at June 27, 2020	$181.8

11.	Fair Value of Financial Instruments

The carrying values of cash, accounts receivable, outstanding checks in excess of deposits, trade accounts payable, and accrued expenses approximate their fair values because of the relatively short maturities of those instruments. The derivative assets and liabilities are recorded at fair value on the balance sheet. The fair value of long-term debt, which has a carrying value of $2,356.9 million and $1,202.9 million, is $2,402.0 million and $1,216.3 million at June 27, 2020 and June 29, 2019, respectively, and is determined by reviewing current market pricing related to comparable debt issued at the time of the balance sheet date, and is considered a Level 2 measurement.
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

Subsidiaries of the Company have entered into numerous operating and finance leases for various warehouses, office facilities, equipment, tractors, and trailers. Our leases have remaining lease terms of less than 1 year to 20 years, some of which include options to extend the leases for up to 10 years, and some of which include options to terminate the leases within 1 year. Certain full-service fleet lease agreements include variable lease payments associated with usage, which are recorded and paid as incurred. When calculating lease liabilities, lease terms will include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.

Certain of the leases for tractors, trailers, and other vehicles and equipment provide for residual value guarantees to the lessors. Circumstances that would require the subsidiary to perform under the guarantees include either (1) default on the leases with the leased assets being sold for less than the specified residual values in the lease agreements, or (2) decisions not to purchase the assets at the end of the lease terms combined with the sale of the assets, with sales proceeds less than the residual value of the leased assets specified in the lease agreements. Residual value guarantees under these operating lease agreements typically range between 6% and 16% of the value of the leased assets at inception of the lease. These leases have original terms ranging from 5 to 7 years and expiration dates ranging from 2020 to 2027. As of June 27, 2020, the undiscounted maximum amount of potential future payments for lease residual value guarantees totaled approximately $23.5 million, which would be mitigated by the fair value of the leased assets at lease expiration.

The following table presents the location of the right-of-use assets and lease liabilities in the Company’s consolidated balance sheet as of June 27, 2020 (in millions), as well as the weighted-average lease term and discount rate for the Company’s leases:

Leases	Consolidated Balance Sheet Location	As of June 27, 2020
Assets:
Operating	Operating lease right-of-use assets	$441.2
Finance	Property, plant and equipment, net	206.2
Total lease assets		$647.4
Liabilities:
Current
Operating	Operating lease obligations—current installments	$84.4
Finance	Finance lease obligations—current installments	30.3
Non-current
Operating	Operating lease obligations, excluding current installments	362.4
Finance	Finance lease obligations, excluding current installments	185.7
Total lease liabilities		$662.8

Weighted average remaining lease term
Operating leases		8.0 years
Finance leases		6.7 years
Weighted average discount rate
Operating leases		4.9%
Finance leases		5.2%

The following table presents the location of lease costs in the Company consolidated statement of operations for the fiscal year ended June 27, 2020 (in millions):

Lease Cost	Statement of Operations Location	Fiscal year ended June 27, 2020
Finance lease cost:
Amortization of finance lease assets	Operating expenses	$24.4
Interest on lease liabilities	Interest expense	10.3
Total finance lease cost		$34.7
Operating lease cost	Operating expenses	111.3
Short-term lease cost	Operating expenses	23.0
Total lease cost		$169.0

Supplemental cash flow information related to leases for the period reported is as follows (in millions):

(In millions)	Fiscal year ended June 27, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$107.2
Operating cash flows from finance leases	10.3
Financing cash flows from finance leases	24.2
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	73.7
Finance leases	93.0

Future minimum lease payments under non-cancelable leases as of June 27, 2020 are as follows (in millions):

Fiscal Year	Operating Leases	Finance Leases
2021	$104.6	$40.9
2022	89.5	40.1
2023	72.8	38.9
2024	53.9	38.1
2025	39.7	33.9
Thereafter	190.0	67.4
Total future minimum lease payments	$550.5	$259.3
Less: Interest	103.7	43.3
Present value of future minimum lease payments	$446.8	$216.0

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

As of June 27, 2020, the Company has additional operating and finance leases that have not yet commenced which total $43.5 million in future minimum lease payments. These leases relate to warehouse leases and will commence in fiscal 2021 with lease terms of 11 to 15 years.

13.	Income Taxes

Income tax (benefit) expense for fiscal 2020, fiscal 2019 and fiscal 2018 consisted of the following:

(In millions)	For the fiscal year ended June 27, 2020	For the fiscal year ended June 29, 2019	For the fiscal year ended June 30, 2018
Current income tax (benefit) expense:
Federal	$(119.6)	$28.9	$(8.6)
State	1.0	11.0	2.1
Total current income tax (benefit) expense	(118.6)	39.9	(6.5)
Deferred income tax expense (benefit):
Federal	24.9	13.0	(7.2)
State	(14.4)	(1.4)	8.6
Total deferred income tax expense	10.5	11.6	1.4
Total income tax (benefit) expense, net	$(108.1)	$51.5	$(5.1)

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

On December 22, 2017, the TJCA was signed into law. The TJCA makes broad and complex changes to the U.S. Internal Revenue Code including, but not limited to: reducing the U.S. federal corporate tax rate from 35% to 21%; creating a new limitation on deductible interest expense; repealing the domestic production activity deduction; providing for bonus depreciation that will allow for full expensing of certain qualified property; and limiting other deductions.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (CARES Act), which provides relief to taxpayers affected by COVID-19, was signed into law. The CARES Act provides numerous tax provisions and other stimulus measures, including provisions for the deferral of the employer share of payroll tax payments, modifications to the net interest deduction limitations, carryback of net operating losses generated in the 2019 and 2020 tax years, alternative minimum tax credit refunds, and technical corrections to tax depreciation methods for qualified improvement property.

The Company expects to utilize the following provisions from the CARES Act:

•	We have deferred payment of approximately $17 million of the employer-paid portion of social security taxes.
•	We have estimated acceleration of $6.7 million in tax depreciation as a result of the technical amendments to qualified improvement property.
•

We estimate a one-time benefit of approximately $46 million related to the carryback of the fiscal year 2020 net operating loss to tax years with a statutory rate of 35% compared to the current statutory rate of 21%.

The Company’s effective income tax rate for continuing operations for fiscal 2020, fiscal 2019 and fiscal 2018 was 48.6%, 23.6%, and -2.6%, respectively. Actual income tax (benefit) expense differs from the amount computed by applying the applicable U.S. federal statutory corporate income tax rate of 21% in fiscal 2020 and 2019, and 28% in fiscal 2018 to earnings before income taxes as follows:

(In millions)	For the fiscal year ended June 27, 2020	For the fiscal year ended June 29, 2019	For the fiscal year ended June 30, 2018
Federal income tax (benefit) expense computed at statutory rate	$(46.7)	$45.9	$54.3
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal income tax benefit	(10.7)	8.5	10.4
Non-deductible expenses and other	2.0	1.8	1.7
Net Operating Loss Carryback - Rate Differential	(46.3)	—	—
Tax law change - TCJA	—	—	(50.4)
Stock-based compensation (1)	(4.6)	(4.4)	(20.6)
Other	(1.8)	(0.3)	(0.5)
Total income tax (benefit) expense, net	$(108.1)	$51.5	$(5.1)

(1)	During the fiscal year ended June 30, 2018, performance vesting criteria for certain stock-based compensation awards was met resulting in a significant permanent tax deduction difference.

Deferred income taxes are recorded based upon the tax effects of differences between the financial statement and tax bases of assets and liabilities and available tax loss and credit carryforwards. Temporary differences and carry-forwards that created significant deferred tax assets and liabilities were as follows:

(In millions)	As of June 27, 2020	As of June 29, 2019
Deferred tax assets:
Allowance for doubtful accounts	$5.4	$3.6
Inventories	7.1	3.0
Accrued employee benefits	7.9	7.2
Self-insurance reserves	3.5	2.0
Net operating loss carryforwards	14.0	4.7
Stock-based compensation	6.4	6.5
Basis difference in intangible assets	17.1	-
Other comprehensive income	3.5	-
Lease obligations	115.9	-
Deferred rent	-	0.8
Tax credit carryforwards	2.5	0.7
Other assets	3.6	1.1
Total gross deferred tax assets	186.9	29.6
Less: Valuation allowance	(0.7)	(0.5)
Total net deferred tax assets	186.2	29.1
Deferred tax liabilities:
Property, plant, and equipment	169.9	99.1
Right of use assets	114.5	-
Basis difference in intangible assets	-	33.0
Prepaid expenses	17.3	4.9
Other	0.1	0.1
Total deferred tax liabilities	301.8	137.1
Total net deferred income tax liability	$115.6	$108.0

We have taken current and future expirations into consideration when evaluating the need for valuation allowances against these deferred tax assets. A valuation allowance is provided when it is more likely than not that all or a portion of the deferred tax assets will not be realized. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. State net operating loss carry-forwards generally expire in fiscal years 2021 through 2040. Certain state net operating losses generated in fiscal year 2020 and after have an indefinite carry-forward period. For the fiscal years ending June 27, 2020 and June 29, 2019 the Company established a valuation allowance of $0.7 million and $0.5 million, net of federal tax benefit, against deferred tax assets related to certain net operating losses which are not likely to be realized due to limitations on utilization.

The Company records a liability for Uncertain Tax Positions in accordance with FASB ASC 740-10-25, Income Taxes—General—Recognition. The following table summarizes the activity related to unrecognized tax benefits:

(In millions)
Balance as of July 1, 2017	$1.3
Increases due to current year positions	0.2
Increases due to prior years positions	(0.2)
Expiration of statutes of limitations	(0.1)
Balance as of June 30, 2018	1.2
Increases due to current year positions	—
Decreases due to prior years positions	0.7
Expiration of statutes of limitations	—
Balance as of June 29, 2019	1.9
Increases due to current year positions	—
Increases due to prior years positions	(0.6)
Expiration of statutes of limitations	(0.8)
Balance as of June 27, 2020	$0.5

Included in the balance as of June 27, 2020 and June 29, 2019, is $0.5 million and $1.1 million, respectively, of unrecognized tax benefits that could affect the effective tax rate for continuing operations. The balance in unrecognized tax benefits relates primarily to state tax issues, non-deductible expenses and the domestic production activities deduction.

As of June 27, 2020, substantially all federal, state and local, and foreign income tax matters have been concluded for years through fiscal 2016. The Company does not anticipate that changes in the amount of unrecognized tax benefits over the next twelve months will have a significant impact on its results of operations or financial position.

It is the Company’s practice to recognize interest and penalties related to uncertain tax positions in income tax expense. Approximately $0.1 million and $0.3 million was accrued for interest related to uncertain tax positions as of June 27, 2020 and June 29, 2019, respectively. Net interest income of approximately $0.1 million was recognized in tax expense for fiscal 2020 and $0.1 million was recognized in interest expense in fiscal 2019 and fiscal 2018.
14.	Retirement Plans

Employee Savings Plans

The Company sponsors the Performance Food Group Employee Savings Plan (the “401(k) Plan”). Employees participating in the 401(k) Plan may elect to contribute between 1% and 50% of their qualified compensation, up to a maximum dollar amount as specified by the provisions of the Internal Revenue Code. The Company matched 100% of the first 3.5% of the employee contributions, resulting in matching contributions of $30.9 million for fiscal 2020, $23.9 million for fiscal 2019, and $21.8 million for fiscal 2018.
15.	Commitments and Contingencies

Purchase Obligations

The Company had outstanding contracts and purchase orders for capital projects and services totaling $67.8 million at June 27, 2020. Amounts due under these contracts were not included on the Company’s consolidated balance sheet as of June 27, 2020.

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

In May 2018, the EEOC filed motions for sanctions against the Company alleging that we failed to preserve certain paper employment applications and e-mails during 2004 – 2009. In the sanction’s motions, the EEOC sought a range of remedies, including but not limited to, a default judgment against the Company, or alternatively, an order barring the Company from filing for summary judgment on the EEOC’s pattern and practice claims. The court denied the EEOC’s motions in June 2019, but reserved ruling on whether the unavailability of certain documents will prejudice the EEOC’s ability to present expert testimony at the trial.

The parties filed cross motions for summary judgment, on March 18, 2020, the court denied both parties’ motions, which means the case will be set for trial. The court has not yet determined a trial date and has informed the parties that it is unsure of when the case could be set because of COVID-19. In the meantime, and because the hiring practices of the Company have changed significantly over the past several years, the Company and the EEOC have had preliminary discussions to determine if the litigation could be resolved on mutually agreeable terms. The Company has accrued an amount deemed immaterial to the consolidated financial statements related to a potential settlement payment. The Company cannot assure that the EEOC will agree to a settlement offer or that it will not need to accrue or pay additional amounts in the future. If these discussions do not result in a resolution of the case, the Company will continue to vigorously defend itself.

JUUL Labs, Inc. Marketing Sales Practices, and Products Liability Litigation.  In October 2019, a Multidistrict Litigation action (“MDL”) was initiated in order to centralize litigation against JUUL Labs, Inc. (“JUUL”) and other parties in connection with JUUL’s E-Cigarettes and related devices and components in the United States District Court for the Northern District of California. On March 11, 2020, Counsel for Plaintiffs and the Plaintiffs’ Steering Committee filed a Master Complaint in the MDL naming, among several other entities and individuals including JUUL, Altria Group, Inc., Philip Morris USA, Inc., Altria Client Services LLC, Altria Group Distribution Company, Altria Enterprises LLC, certain members of management and/or individual investors in JUUL, various E-Liquid manufacturers, and various retailers, including the Company’s subsidiary Eby-Brown as a defendant.  The Master Complaint also named additional distributors of JUUL products (collectively with Eby-Brown the “Distributor Defendants”).  The Master Complaint contains various state law claims and alleges that the Distributor Defendants: (1) failed to disclose JUUL’s nicotine contents or the risks associated; (2) pushed a product designed for a youth market; (3) engaged with JUUL in planning and marketing its product in a manner designed to maximize the flow of JUUL products; (4) met with JUUL management in San Francisco, California to further these business dealings; and (5) received incentives and business development funds for marketing and efficient sales. Individual plaintiffs may also file separate and abbreviated Short Form Complaints (“SFC”) that incorporate the allegations in the Master Complaint. JUUL and Eby-Brown are parties to a Domestic Wholesale Distribution Agreement dated March 10, 2020, and JUUL has agreed to defend and indemnify Eby-Brown under the terms of that agreement and is paying Eby-Brown’s outside counsel fees directly.

On May 29, 2020, JUUL filed a motion to dismiss on the basis that the alleged state law claims are preempted by federal law and a motion to stay/dismiss the litigation based on the Food and Drug Administration’s (“FDA”) primary jurisdiction to regulate E-Cigarette and related vaping products and pending FDA review of JUUL’s Pre-Market Tobacco Application (“PMTA”). On June 29, 2020, Eby-Brown, along with the other Distributor Defendants, filed similar motions incorporating JUUL’s arguments.  The motions will be heard on September 25, 2020.  In the meantime, the parties continue to meet-and-confer regarding the scope of discovery and associated preservation issues, as well as protocols for depositions, confidentiality, electronically stored information, and the process for selecting potential bellwether plaintiffs.  At this time, the Company is unable to predict whether FDA will approve JUUL’s PMTA, nor is the Company able to estimate any potential loss or range of loss in the event of an adverse finding against it in the litigation.  The Company will continue to vigorously defend itself.

Tax Liabilities

The Company is subject to customary audits by authorities in the jurisdictions where it conducts business in the United States, which may result in assessments of additional taxes.

16.	Related-Party Transactions

The Company participates in and has an equity method investment in a purchasing alliance that was formed to obtain better pricing, to expand product options, to reduce internal costs, and to achieve greater inventory turnover. The Company’s investment in the purchasing alliance was $3.5 million as of June 27, 2020 and $4.6 million as of June 29, 2019. For fiscal 2020, fiscal 2019, and fiscal 2018, the Company recorded purchases of $925.2 million, $914.3 million, and $827.9 million, respectively, through the purchasing alliance.
17.	Earnings Per Share (“EPS”)

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is calculated using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. The Company’s potential common shares include outstanding stock-based compensation awards and expected issuable shares under the employee stock purchase plan. In computing diluted EPS, the average closing stock price for the period is used in determining the number of shares assumed to be purchased with the assumed proceeds under the treasury stock method. For fiscal 2020 diluted loss per common share is the same as basic loss per common share because the inclusion of potential common shares is antidilutive. For fiscal 2019 and fiscal 2018, potential common shares of 0.2 million and 0.7 million, respectively, were not included in computing diluted earnings per share because the effect would have been antidilutive.

A reconciliation of the numerators and denominators for the basic and diluted earnings per common share computations is as follows:

(In millions, except per share amounts)	For the fiscal year ended June 27, 2020	For the fiscal year ended June 29, 2019	For the fiscal year ended June 30, 2018
Numerator:
Net (Loss) Income	$(114.1)	$166.8	$198.7
Denominator:
Weighted-average common shares outstanding	113.0	103.8	102.0
Dilutive effect of potential common shares	-	1.4	2.6
Weighted-average dilutive shares outstanding	113.0	105.2	104.6
Basic (loss) earnings per common share	$(1.01)	$1.61	$1.95
Diluted (loss) earnings per common share	$(1.01)	$1.59	$1.90

18.	Stock-based Compensation

Performance Food Group Company provides compensation benefits to employees and non-employee directors under share-based payment arrangements. These arrangements are designed to promote the long-term growth and profitability of the Company by providing employees and non-employee directors who are or will be involved in the Company’s growth with an opportunity to acquire an ownership interest in the Company, thereby encouraging them to contribute to and participate in the success of the Company. In fiscal 2020 the Company approved an employee stock purchase plan (“ESPP”) which provides eligible employees the opportunity to acquire shares of common stock, at a 15% discount on the fair market value as of the date of purchase, through periodic payroll deductions. The ESPP is considered compensatory for federal income tax purposes. The Company recorded $1.3 million of stock-based compensation expense for fiscal 2020 attributable to the ESPP.

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

Each of the employee awards under the 2007 Option Plan is divided into three equal portions. Tranche I options are subject to time vesting. Tranche II and Tranche III options are subject to both time and performance vesting, including performance criteria as outlined in the 2007 Option Plan. No Tranche I, II, or III options were granted from the 2007 Option Plan in fiscal 2020, 2019 or 2018.

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

In total, compensation cost that has been charged against income for the Company’s 2007 Option Plan was $0.2 million, $0.4 million and $9.5 million for fiscal 2020, fiscal 2019 and fiscal 2018, respectively, and it is included within operating expenses in the consolidated statements of operations. The total income tax benefit recognized in the consolidated statements of operations was immaterial for fiscal 2020 and $0.1 million and $3.1 million for fiscal 2019 and fiscal 2018, respectively.

The following table summarizes the stock option activity for fiscal 2020 under the 2007 Option Plan.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding as of June 29, 2019	1,200,434	$17.39
Exercised	(240,870)	$14.20
Forfeited	(8,779)	$18.32
Outstanding as of June 27, 2020	950,785	$18.19	4.9	$9.2
Vested or expected to vest as of June 27, 2020	950,785	$18.19	4.9	$9.2
Exercisable as of June 27, 2020	940,003	$18.15	4.9	$9.1

The intrinsic value of exercised options was $7.9 million, $13.1 million, and $17.1 million for fiscal 2020, fiscal 2019, and fiscal 2018, respectively.

The following table summarizes the changes in nonvested restricted shares for fiscal 2020 under the 2007 Option Plan.

	Shares	Weighted Average Grant Date Fair Value
Nonvested as of June 29, 2019	3,478	$8.39
Vested	(3,326)	$8.39
Forfeited	(152)	$8.37
Nonvested as of June 27, 2020	—	$—

The total fair value of shares vested was $0.1 million, $0.3 million and $65.6 million for fiscal 2020, fiscal 2019, and fiscal 2018 respectively.

The Performance Food Group Company 2015 Omnibus Incentive Plan (the “2015 Incentive Plan”)

In July 2015, the Company approved the 2015 Incentive Plan. The 2015 Incentive Plan allows for the granting of awards to current employees, officers, directors, consultants, and advisors of the Company. The terms and conditions of awards granted under the 2015 Option Plan are determined by the Board of Directors. There are 8,850,000 shares of common stock reserved for issuance under the 2015 Incentive Plan, including non-qualified stock options and incentive stock options, stock appreciation rights, restricted shares (time-based and performance-based), restricted stock units, and other equity based or cash-based awards. As of June 27, 2020, there are 5,559,907 shares available for grant under the 2015 Incentive Plan. The contractual term of options granted under the 2015 Incentive Plan is ten years.

For grants issued prior to fiscal 2020, stock options and time-based restricted shares vest ratably over four years from the date of grant. No stock options were granted under the 2015 Incentive Plan in fiscal 2020.  Shares of time-based restricted stock granted in fiscal 2020 vest ratably over three years from the date of grant.  Performance-based restricted shares vest upon the achievement of a specified Return on Invested Capital (“ROIC”), a performance condition, and a specified Relative Total Shareholder Return (“Relative TSR”), a market condition, at the end of a three year performance period. Actual shares earned range from 0% to 200% of the initial grant, depending upon performance relative to the ROIC and Relative TSR goals. Restricted stock units granted to non-employee directors vest in full on the earlier of the first anniversary of the date of grant or the next regularly scheduled annual meeting of the stockholders of the Company.

The fair values of time-based restricted shares, restricted shares with a performance condition, and restricted stock units were based on the Company’s stock price as of the date of grant.

The Company, with the assistance of a third-party valuation expert, estimated the fair value of restricted shares with a market condition granted in fiscal 2020 using a Monte Carlo simulation with the following assumptions:

For the fiscal year ended June 27, 2020
Risk Free Interest Rate	1.71%
Dividend Yield	0.00%
Expected Volatility	25.61%
Expected Term (in years)	2.79
Weighted Average Fair Value of Awards Granted	$62.57

The risk-free interest rate is based on a zero-coupon risk-free interest rate derived from the Treasury Constant Maturities yield curve at the time of grant for the expected term. The Company assumed a dividend yield of zero percent when valuing the grants under the 2015 Incentive Plan because the Company announced that it does not intend to pay dividends on its common stock. Expected volatility is based on the historical volatility of the Company for the expected term. The expected term represents the period of time from the date of grant to the end of the three-year performance period.

The Company estimated the fair value of options granted in the fiscal years below using a Black-Scholes option pricing model with the following weighted average assumptions:

	For the fiscal year ended June 29, 2019	For the fiscal year ended June 30, 2018
Risk-free Interest Rate	2.86%	2.00%
Dividend Yield	0.00%	0.00%
Expected Volatility	34.00%	32.00%
Expected Term (in years)	6.25	6.25
Weighted Average Fair Value of Awards Granted	$12.69	$10.22

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

The compensation cost that has been charged against income for the Company’s 2015 Incentive Plan was $16.4 million for fiscal 2020, $15.3 million for fiscal 2019 and $12.1 million for fiscal 2018, and it is included within operating expenses in the consolidated statement of operations. The total income tax benefit recognized in the consolidated statements of operations was $4.4 million in fiscal 2020, $4.1 million in fiscal 2019, and $3.9 million in fiscal 2018. Total unrecognized compensation cost for all awards under the 2015 Incentive Plan is $26.6 million as of June 27, 2020. This cost is expected to be recognized over a weighted-average period of 2.0 years.

The following table summarizes the stock option activity for fiscal 2020 under the 2015 Incentive Plan.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding as of June 29, 2019	958,393	$27.33
Granted	-	$-
Exercised	(81,994)	$24.50
Forfeited	(24,099)	$26.21
Outstanding as of June 27, 2020	852,300	$27.63	6.8	$1.3
Vested or expected to vest as of June 27, 2020	852,300	$27.63	6.8	$1.3
Exercisable as of June 27, 2020	513,816	$26.24	6.4	$1.2

The intrinsic value of exercised options was $2.0 million, $0.2 million and $0.2 million for fiscal 2020, fiscal 2019 and fiscal 2018, respectively.

The following table summarizes the changes in nonvested restricted shares and restricted stock units for fiscal 2020 under the 2015 Incentive Plan.

	Shares	Weighted Average Grant Date Fair Value
Nonvested as of June 29, 2019	1,230,641	$28.49
Granted	451,948	$48.08
Performance shares adjustment	12,797	$25.15
Vested	(526,885)	$26.45
Forfeited	(96,185)	$33.69
Nonvested as of June 27, 2020	1,072,316	$37.25

The total fair value of shares vested was $23.7 million, $18.0 million, and $8.1 million for fiscal 2020, fiscal 2019, and fiscal 2018, respectively.

19.	Segment Information

The Company has two reportable segments, as defined by ASC 280 Segment Reporting. The Foodservice segment markets and distributes food and food-related products to independent restaurants, Chain restaurants, and other institutional “food-away-from-home” locations. Foodservice offers a “broad line” of products, including custom-cut meat and seafood, as well as products that are specific to our customers’ menu requirements. The Vistar segment distributes candy, snacks, beverages, cigarettes, and other products to customers in the vending, office coffee services, theater, retail, convenience store and other channels. The accounting policies of the segments are the same as those described in Note 2 Summary of Significant Accounting Policies and Estimates. Intersegment sales represent sales between the segments, which are eliminated in consolidation. Management evaluates the performance of each operating segment based on various operating and financial metrics, including total sales and EBITDA.

Corporate & All Other is comprised of corporate overhead and certain operations that are not considered separate reportable segments based on their size. This includes the operations of the Company’s internal logistics unit responsible for managing and allocating inbound logistics revenue and expense.

(In millions)	Foodservice	Vistar	Corporate & All Other	Eliminations	Consolidated
For the fiscal year ended June 27, 2020
Net external sales	$16,728.5	$8,335.4	$22.4	$—	$25,086.3
Inter-segment sales	12.0	4.0	323.4	(339.4)	—
Total sales	16,740.5	8,339.4	345.8	(339.4)	25,086.3
Depreciation and amortization	197.7	50.0	28.6	—	276.3
Capital expenditures	57.8	72.0	28.2	—	158.0
For the fiscal year ended June 29, 2019
Net external sales	$15,084.0	$4,639.2	$20.3	$—	$19,743.5
Inter-segment sales	11.1	2.6	271.3	(285.0)	—
Total sales	15,095.1	4,641.8	291.6	(285.0)	19,743.5
Depreciation and amortization	91.8	39.2	24.0	—	155.0
Capital expenditures	90.6	24.9	23.6	—	139.1
For the fiscal year ended June 30, 2018
Net external sales	$14,263.8	$3,338.5	$17.6	$—	$17,619.9
Inter-segment sales	9.3	2.5	237.2	(249.0)	—
Total sales	14,273.1	3,341.0	254.8	(249.0)	17,619.9
Depreciation and amortization	78.4	27.4	24.3	—	130.1
Capital expenditures	99.9	18.4	21.8	—	140.1

EBITDA for each reportable segment and Corporate & All Other is presented below along with a reconciliation to consolidated income before taxes.

	Fiscal year ended
	June 27, 2020	June 29, 2019	June 30, 2018
Foodservice EBITDA	$336.3	$428.0	$411.4
Vistar EBITDA	38.5	165.6	133.1
Corporate & All Other EBITDA	(203.8)	(154.9)	(160.4)
Depreciation and amortization	(276.3)	(155.0)	(130.1)
Interest expense	(116.9)	(65.4)	(60.4)
Income before taxes	$(222.2)	$218.3	$193.6

Total assets by reportable segment, excluding intercompany receivables between segments, are as follows:

(In millions)	As of June 27, 2020	As of June 29, 2019
Foodservice	$5,529.1	$3,152.3
Vistar	1,385.4	1,271.0
Corporate & All Other	805.2	230.2
Total assets	$7,719.7	$4,653.5

The sales mix for the Company’s principal product and service categories is as follows:

(In millions)	For the fiscal year ended June 27, 2020	For the fiscal year ended June 29, 2019	For the fiscal year ended June 30, 2018
Center of the plate	$6,677.7	$6,110.1	$5,693.4
Cigarettes	3,728.3	679.0	—
Frozen foods	2,859.4	2,516.7	2,365.0
Canned and dry groceries	2,561.2	2,306.4	2,205.1
Refrigerated and dairy products	2,466.9	2,286.0	2,217.3
Paper products and cleaning supplies	1,650.1	1,464.1	1,351.8
Beverage	1,624.9	1,604.4	1,495.2
Candy	908.2	898.2	773.4
Snack	898.1	864.1	730.9
Produce	678.1	560.7	511.1
Other tobacco products	588.0	105.9	—
Merchandising and other services	312.0	134.8	86.7
Theater and concession	133.4	213.1	190.0
Total	$25,086.3	$19,743.5	$17,619.9

SCHEDULE 1—Registrant’s Condensed Financial Statements

PERFORMANCE FOOD GROUP COMPANY

Parent Company Only

CONDENSED BALANCE SHEETS

(In millions per share data)	As of June 27, 2020	As of June 29, 2019
ASSETS
Current assets:
Income tax receivable	$-	$11.7
Total current assets	-	11.7
Investment in wholly owned subsidiary	2,071.4	1,348.5
Total assets	$2,071.4	$1,360.2
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accrued expenses and other current liabilities	$0.2	$0.2
Total current liabilities	0.2	0.2
Intercompany payable	60.6	61.8
Total liabilities	60.8	62.0
Commitments and contingencies
Shareholders’ equity:
Common Stock
Common Stock: $0.01 par value per share, 1.0 billion shares authorized, 131.3 million shares issued and outstanding as of June 27, 2020; 1.0 billion shares authorized, 103.8 million shares issued and outstanding as of June 29, 2019	1.3	1.0
Additional paid-in capital	1,703.0	866.7
Retained earnings	306.3	430.5
Total shareholders’ equity	2,010.6	1,298.2
Total liabilities and shareholders’ equity	$2,071.4	$1,360.2

See accompanying notes to condensed financial statements.

PERFORMANCE FOOD GROUP COMPANY

Parent Company Only

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

($ in millions)	Fiscal year ended June 27, 2020	Fiscal year ended June 29, 2019	Fiscal year ended June 30, 2018
Operating expenses	$0.6	$0.5	$3.3
Operating loss	(0.6)	(0.5)	(3.3)
Income tax benefit	-	-	(1.0)
Loss before equity in net income of subsidiary	(0.6)	(0.5)	(2.3)
Equity in net (loss) income of subsidiary, net of tax	(113.5)	167.3	201.0
Net (loss) income	(114.1)	166.8	198.7
Other comprehensive (loss) income	(10.1)	(9.4)	5.4
Total comprehensive (loss) income	$(124.2)	$157.4	$204.1

See accompanying notes to condensed financial statements.

PERFORMANCE FOOD GROUP COMPANY

Parent Company Only

CONDENSED STATEMENTS OF CASH FLOWS

($ in millions)	Fiscal year ended June 27, 2020	Fiscal year ended June 29, 2019	Fiscal year ended June 30, 2018
Cash flows from operating activities:
Net (loss) income	$(114.1)	$166.8	$198.7
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Equity in net loss (income) of subsidiary	113.5	(167.3)	(201.0)
Changes in operating assets and liabilities, net
Income tax receivable	11.7	(0.1)	(0.9)
Intercompany payables	(1.2)	1.5	19.1
Net cash provided by operating activities	9.9	0.9	15.9
Cash flows from investing activities:
Capital contribution to subsidiary	(834.9)	—	—
Distribution from subsidiary	5.0	9.3	—
Net cash (used in) provided by investing activities	(829.9)	9.3	—
Cash flows from financing activities:
Proceeds from exercise of stock options	4.8	6.6	12.3
Proceeds from sale of common stock	828.1	—	—
Cash paid for shares withheld to cover taxes	(7.9)	(7.5)	(28.2)
Repurchase of common stock	(5.0)	(9.3)	—
Net cash provided by (used in) financing activities	820.0	(10.2)	(15.9)
Net (decrease) increase in cash and restricted cash	—	—	—
Cash and restricted cash, beginning of period	—	—	—
Cash and restricted cash, end of period	$—	$—	$—

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

Based on our assessment, under the criteria established in Internal Control—Integrated Framework (2013) issued by the COSO, management has concluded that the Company maintained effective internal control over financial reporting as of June 27, 2020. Management excluded from its assessment the internal control over financial reporting at Reinhart, which was acquired on December 30, 2019.  Reinhart constitutes 31% of total assets, 10% of net sales, and 48% of net loss reported in the consolidated financial statements as of and for the year ended June 27, 2020.

The effectiveness of the Company’s internal control over financial reporting as of June 27, 2020, excluding Reinhart, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report, which appears in Item 8.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of fiscal 2020 we improved the general information technology controls at Eby-Brown, our fourth quarter fiscal 2019 acquisition. Except for those changes, there were no changes in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) under the Exchange Act), that occurred during the fiscal quarter ended June 27, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As permitted by applicable SEC guidance, the scope of our evaluation regarding changes in our internal control over financial reporting during the fiscal quarter ended June 27, 2020 excluded internal control over financial reporting for Reinhart, which was acquired on December 30, 2019.

Item 9B. Other Information

In the Company’s Current Report on Form 8-K filed on June 15, 2020, the Company reported certain actions agreed to by the Company’s executive officers, including the Company’s named executive officers (“NEOs”), to reduce their base salaries as part of the Company’s efforts to strengthen its business and improve its cash position during the COVID-19 pandemic.  On August 11, 2020, the Compensation and Human Resources Committee of the Company’s Board of Directors reinstated the base salaries of the Company’s executive officers to their former levels and reinstated the cash directors’ fees of the Company’s non-management directors to their former levels, both beginning June 28, 2020.  The Company will repay the amounts previously deferred or waived.  The restored annual base salaries of the NEOs are as follows: Mr. Holm to $1,000,000, Mr. Hope to $624,000, Mr. Hagerty to $515,000 and Mr. Hoskins to $515,000.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be included in our definitive proxy statement for the 2020 Annual Meeting of Stockholders and is incorporated herein by reference. We expect to file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended June 27, 2020.

Item 11. Executive Compensation

The information required by this item will be included in our definitive proxy statement for the 2020 Annual Meeting of Stockholders and is incorporated herein by reference. We expect to file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended June 27, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in our definitive proxy statement for the 2020 Annual Meeting of Stockholders and is incorporated herein by reference. We expect to such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended June 27, 2020.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in our definitive proxy statement for the 2020 Annual Meeting of Stockholders and is incorporated herein by reference. We expect to such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended June 27, 2020.

Item 14. Principal Accountant Fees and Services

The information required by this item will be included in our definitive proxy statement for the 2020 Annual Meeting of Stockholders and is incorporated herein by reference. We expect to file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended June 27, 2020.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed, or incorporated by reference, as part of this Form 10-K:
1.	All financial statements. See Index to Consolidated Financial Statements on page 43 of this Form 10-K.
2.	All financial statement schedules are omitted because they are not present, not present in material amounts, or presented within the Consolidated Financial Statements or Notes thereto within Item 8.
3.	Exhibits. See the Exhibit Index immediately following Item 16. Form 10-K Summary, which is incorporated by reference as if fully set forth herein.

Item 16. Form 10-K Summary

None.

EXHIBIT INDEX

Exhibit No.	Description

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

4.5

Indenture, dated as of September 27, 2019, by and between PFG Escrow Corporation and U.S. Bank National Association, as trustee (incorporated by reference as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-37578) filed with the Securities and Exchange Commission on October 2, 2019.

4.6

First Supplemental Indenture, dated as of December 30, 2019, among Performance Food Group, Inc., PFGC, Inc., the Guaranteeing Subsidiaries and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-37578) filed with the Securities and Exchange Commission on December 30, 2019).

4.7

Form of 5.500% Senior Notes due 2027 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-37578) filed with the Securities and Exchange Commission on October 2, 2019).

4.8

Indenture, dated as of April 24, 2020, by and between Performance Food Group, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-37578) filed with the Securities and Exchange Commission on April 27, 2020).

4.9

Form of 6.875% Senior Notes due 2025 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-37578) filed with the Securities and Exchange Commission on April 27, 2020).

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

Exhibit No.	Description
10.3

First Amendment to Fourth Amended and Restated Credit Agreement, dated April 29, 2020, among PFGC, Inc., Performance Food Group, Inc., Wells Fargo, National Association, as Administrative Agent and Collateral Agent, the other borrowers from time to time party thereto, and the other lenders thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37578) filed with the Securities and Exchange Commission on May 1, 2020).

10.4*

Second Amendment to Fourth Amended and Restated Credit Agreement, dated May 15, 2020, among PFGC, Inc., Performance Food Group, Inc., Wells Fargo, National Association, as Administrative Agent and Collateral Agent, the other borrowers from time to time party thereto, and the other lenders thereto.

10.5

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

10.6†

Amended and Restated 2007 Management Option Plan (incorporated by reference as Exhibit 10.7 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File 333-198654), filed with the Securities and Exchange Commission on August 5, 2015).

10.7†

2015 Omnibus Incentive Plan (incorporated by reference as Exhibit 10.8 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File 333-198654), filed with the Securities and Exchange Commission on August 5, 2015).

10.8†

Amendment No. 1 to the 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A (File No. 001-37578) filed with the Securities and Exchange Commission on November 19, 2019).

10.9†

Employment Letter Agreement, dated September 6, 2002, between George L. Holm and Performance Food Group Company (f/k/a Wellspring Distribution Corp.) (incorporated by reference as Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File 333-198654), filed with the Securities and Exchange Commission on September 9, 2014).

10.10†

Employment Letter Agreement, dated April 7, 2014, between Jim Hope and Performance Food Group (incorporated by reference as Exhibit 10.11 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File 333-198654), filed with the Securities and Exchange Commission on July 1, 2015).

10.11†

Form of Option Award Agreement for Named Executive Officers under the 2007 Management Option Plan (incorporated by reference as Exhibit 10.14 to Amendment No. 5 to the Company’s Registration Statement on Form S-1 (File 333-198654), filed with the Securities and Exchange Commission on August 31, 2015).

10.12†

Form of Severance Letter Agreement (incorporated by reference as Exhibit 10.15 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File 333-198654), filed with the Securities and Exchange Commission on August 5, 2015).

10.13†

Form of Time-Based Restricted Stock Agreement under the 2015 Omnibus Incentive Plan (incorporated by reference as Exhibit 10.16 to Amendment No. 5 to the Company’s Registration Statement on Form S-1 (File 333-198654), filed with the Securities and Exchange Commission on August 31, 2015).

10.14†

Form of Performance-Based Restricted Stock Agreement under the 2015 Omnibus Incentive Plan (incorporated by reference as Exhibit 10.17 to Amendment No. 5 to the Company’s Registration Statement on Form S-1 (File 333-198654), filed with the Securities and Exchange Commission on August 31, 2015).

10.15†

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

10.17†

Form of Deferred Stock Unit Agreement (Non-Employee Director) under the 2015 Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37578), filed with the Securities and Exchange Commission on February 7, 2018).

10.18†

Letter Agreement, dated March 4, 2019, between Performance Food Group Company and Carol A. O’Connell (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37578), filed with the Securities and Exchange Commission on March 4, 2019).

Exhibit No.	Description
10.19†

Form of Time-Based Restricted Stock Agreement under the 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37578) filed with the Securities and Exchange Commission on November 6, 2019).

10.20†

Form of Performance-Based Restricted Stock Agreement under the 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37578) filed with the Securities and Exchange Commission on November 6, 2019).

10.21†

Form of Restricted Stock Unit Agreement (Non-Employee Director) under the 2015 Omnibus Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37578) filed with the Securities and Exchange Commission on February 5, 2020).

10.22†

Form of Deferred Stock Unit Agreement (Non-Employee Director) under the 2015 Omnibus Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37578) filed with the Securities and Exchange Commission on February 5, 2020).

10.23†

Performance Food Group Company Deferred Compensation Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 001-37578) filed with the Securities and Exchange Commission on February 5, 2020).

10.24†

Performance Food Group Company Executive Severance Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 001-37578) filed with the Securities and Exchange Commission on May 4, 2020).

10.25†

Form of Performance Food Group Company Executive Severance Plan Participation Agreement (incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 001-37578) filed with the Securities and Exchange Commission on May 4, 2020).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on the 17th day of August 2020.

PERFORMANCE FOOD GROUP COMPANY (Registrant)

By:	/s/ George L. Holm
Name:	George L. Holm
Title:	Chief Executive Officer & President
(Principal Executive Officer and Authorized Signatory)

POWER OF ATTORNEY

Know all persons by these presents, that each person whose signature appears below hereby constitutes and appoints A. Brent King and Jeffery Fender, and each of them, as his or her true and lawful attorneys-in-fact and agents, with power to act with or without the others and with full power of substitution and resubstitution, to do any and all acts and things and to execute any and all instruments which said attorneys and agents and each of them may deem necessary or desirable to enable the registrant to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission thereunder in connection with the registrant’s Annual Report on Form 10-K for the fiscal year ended June 27, 2020 (the “Annual Report”), including specifically, but without limiting the generality of the foregoing, power and authority to sign the name of the registrant and the name of the undersigned, individually and in his or her capacity as a director or officer of the registrant, to the Annual Report as filed with the Securities and Exchange Commission, to any and all amendments thereto, and to any and all instruments or documents filed as part thereof or in connection therewith; and each of the undersigned hereby ratifies and confirms all that said attorneys and agents and each of them shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 17th day of August, 2020.

Signatures	Title

/s/ George L. Holm	Chief Executive Officer & President; Director
George L. Holm	(Principal Executive Officer)

/s/ James D. Hope	Executive Vice President & Chief Financial Officer
James D. Hope	(Principal Financial Officer)

/s/ Christine Vlahcevic	Chief Accounting Officer
Christine Vlahcevic	(Principal Accounting Officer)

/s/ Meredith Adler	Director
Meredith Adler

/s/ William F. Dawson Jr.	Director
William F. Dawson Jr.

/s/ Manuel A. Fernandez	Director
Manuel A. Fernandez

/s/ Kimberly S. Grant	Director
Kimberly S. Grant

/s/ Jeffrey M. Overly	Director
Jeffrey M. Overly

/s/ Randall N. Spratt	Director
Randall N. Spratt

/s/ Barbara J. Beck	Director
Barbara J. Beck

/s/ David V. Singer	Director
David V. Singer

/s/ Matthew C. Flanigan	Director
Matthew C. Flanigan