Form 10-Q
period 2020-09-26
Performance Food Group Co
filed 2020-11-04
CIK 1618673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2020

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

133,526,139 shares of common stock were outstanding as of October 28, 2020.

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

There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. Such risks, uncertainties and other important factors that could cause actual results to differ include, among others, the risks, uncertainties and factors set forth under Part I, Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2020 (the “Form 10-K”), as such risk factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission (the “SEC”), including under Part II, Item 1A, Risk Factors of this Form 10-Q, and are accessible on the SEC’s website at www.sec.gov, and also include the following:

•

the impact of the novel coronavirus (“COVID-19”) pandemic on the global markets, the restaurant industry, and our business specifically has had and is expected to continue to have a material adverse effect on our results of operations;

•	competition in our industry is intense, and we may not be able to compete successfully;
•	we operate in a low margin industry, which could increase the volatility of our results of operations;
•	we may not realize anticipated benefits from our operating cost reduction and productivity improvement efforts;
•	our profitability is directly affected by cost inflation and deflation and other factors;
•	we do not have long-term contracts with certain of our customers;
•	group purchasing organizations may become more active in our industry and increase their efforts to add our customers as members of these organizations;
•	changes in eating habits of consumers;
•	extreme weather conditions;
•	our reliance on third-party suppliers;
•	labor relations and cost risks and availability of qualified labor;
•	volatility of fuel and other transportation costs;
•	inability to adjust cost structure where one or more of our competitors successfully implement lower costs;
•	we may be unable to increase our sales in the highest margin portion of our business;
•	changes in pricing practices of our suppliers;
•	our growth strategy may not achieve the anticipated results;
•	risks relating to acquisitions, including the risk that we are not able to realize benefits of acquisitions or successfully integrate the businesses we acquire;
•	environmental, health, and safety costs;
•	the risk that we fail to comply with requirements imposed by applicable law or government regulations;
•	a portion of our sales volume is dependent upon the distribution of cigarettes and other tobacco products, sales of which are generally declining;

•	if the products we distribute are alleged to cause injury or illness or fail to comply with governmental regulations, we may need to recall our products and may experience product liability claims;

•	the risk that we fail to comply with requirements imposed by applicable law or government regulations;
•	our reliance on technology and risks associated with disruption or delay in implementation of new technology;
•	costs and risks associated with a potential cybersecurity incident or other technology disruption;
•	product liability claims relating to the products we distribute and other litigation;
•	adverse judgements or settlements;
•	negative media exposure and other events that damage our reputation;
•	decrease in earnings from amortization charges associated with acquisitions;
•	impact of uncollectibility of accounts receivable;
•	difficult economic conditions affecting consumer confidence;
•	risks relating to federal, state, and local tax rules;
•	the cost and adequacy of insurance coverage;
•	risks relating to our outstanding indebtedness;
•	our ability to raise additional capital;
•	our ability to maintain an effective system of disclosure controls and internal control over financial reporting;
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

Part I – FINANCIAL INFORMATION

Item 1.	Financial Statements

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except per share data)	As of September 26, 2020	As of June 27, 2020
ASSETS
Current assets:
Cash	$417.2	$420.7
Accounts receivable, less allowances of $80.1 and $86.7	1,284.2	1,258.6
Inventories, net	1,523.9	1,549.4
Income taxes receivable	164.0	156.5
Prepaid expenses and other current assets	79.6	68.7
Total current assets	3,468.9	3,453.9
Goodwill	1,349.5	1,353.0
Other intangible assets, net	887.5	918.6
Property, plant and equipment, net	1,512.3	1,479.0
Operating lease right-of-use assets	445.3	441.2
Restricted cash	11.1	11.1
Other assets	65.3	62.9
Total assets	$7,739.9	$7,719.7
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Outstanding checks in excess of deposits	$106.1	$110.4
Trade accounts payable	1,456.9	1,608.0
Accrued expenses and other current liabilities	496.9	678.0
Long-term debt - current installments	108.3	107.6
Finance lease obligations—current installments	36.1	30.3
Operating lease obligations—current installments	83.6	84.4
Total current liabilities	2,287.9	2,618.7
Long-term debt	2,551.4	2,249.3
Deferred income tax liability, net	121.2	115.6
Finance lease obligations, excluding current installments	200.8	185.7
Operating lease obligations, excluding current installments	369.7	362.4
Other long-term liabilities	188.2	177.4
Total liabilities	5,719.2	5,709.1
Commitments and contingencies (Note 10)
Shareholders’ equity:
Common Stock: $0.01 par value per share, 1.0 billion shares authorized, 132.0 million shares issued and outstanding as of September 26, 2020; 1.0 billion shares authorized, 131.3 million shares issued and outstanding as of June 27, 2020	1.3	1.3
Additional paid-in capital	1,713.4	1,703.0
Accumulated other comprehensive loss, net of tax benefit of $3.5 and $3.6	(9.9)	(10.3)
Retained earnings	315.9	316.6
Total shareholders’ equity	2,020.7	2,010.6
Total liabilities and shareholders’ equity	$7,739.9	$7,719.7

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per share data)	Three Months Ended September 26, 2020	Three Months Ended September 28, 2019
Net sales	$7,046.8	$6,243.0
Cost of goods sold	6,231.3	5,531.6
Gross profit	815.5	711.4
Operating expenses	779.7	647.9
Operating profit	35.8	63.5
Other expense, net:
Interest expense	38.8	17.3
Other, net	(1.0)	-
Other expense, net	37.8	17.3
(Loss) income before taxes	(2.0)	46.2
Income tax (benefit) expense	(1.3)	10.1
Net (loss) income	$(0.7)	$36.1
Weighted-average common shares outstanding:
Basic	131.7	104.0
Diluted	131.7	105.6
(Loss) earnings per common share:
Basic	$(0.01)	$0.35
Diluted	$(0.01)	$0.34

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

($ in millions)	Three months ended September 26, 2020	Three months ended September 28, 2019
Net (loss) income	$(0.7)	$36.1
Other comprehensive income (loss), net of tax:
Interest rate swaps:
Change in fair value, net of tax	(0.3)	(0.5)
Reclassification adjustment, net of tax	0.7	(0.6)
Other comprehensive income (loss)	0.4	(1.1)
Total comprehensive (loss) income	$(0.3)	$35.0

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Shareholders’
(In millions)	Shares	Amount	Capital	Loss	Earnings	Equity
Balance as of June 29, 2019	103.8	$1.0	$866.7	$(0.2)	$430.7	$1,298.2
Net income	—	—	—	—	36.1	36.1
Interest rate swaps	—	—	—	(1.1)	—	(1.1)
Issuance of common stock under stock-based compensation plans	0.4	—	(4.5)	—	—	(4.5)
Stock-based compensation expense	—	—	4.4	—	—	4.4
Balance as of September 28, 2019	104.2	1.0	866.6	(1.3)	466.8	1,333.1

Balance as of June 27, 2020	131.3	1.3	1,703.0	(10.3)	316.6	2,010.6
Net loss	—	—	—	—	(0.7)	(0.7)
Interest rate swaps	—	—	—	0.4	—	0.4
Issuance of common stock under stock-based compensation plans	0.4	—	(1.7)	—	—	(1.7)
Issuance of common stock under employee stock purchase plan	0.3	—	7.8	—	—	7.8
Stock-based compensation expense	—	—	4.3	—	—	4.3
Balance as of September 26, 2020	132.0	$1.3	$1,713.4	$(9.9)	$315.9	$2,020.7

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

($ in millions)	Three months ended September 26, 2020	Three months ended September 28, 2019
Cash flows from operating activities:
Net (loss) income	$(0.7)	$36.1
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Depreciation	52.8	33.9
Amortization of intangible assets	29.3	8.8
Amortization of deferred financing costs	3.6	4.5
Provision for losses on accounts receivables	(2.0)	4.1
Stock compensation expense	4.7	4.4
Deferred income tax expense	5.5	(5.6)
Other non-cash activities	(3.1)	(0.1)
Changes in operating assets and liabilities, net
Accounts receivable	(23.6)	(3.7)
Inventories	25.5	(54.3)
Income taxes receivable	(7.5)	12.0
Prepaid expenses and other assets	(15.1)	0.9
Trade accounts payable	(151.0)	57.4
Outstanding checks in excess of deposits	(4.3)	(19.0)
Accrued expenses and other liabilities	(46.1)	4.8
Net cash (used in) provided by operating activities	(132.0)	84.2
Cash flows from investing activities:
Purchases of property, plant and equipment	(40.8)	(22.8)
Proceeds from sale of property, plant and equipment	6.1	0.3
Net cash used in investing activities	(34.7)	(22.5)
Cash flows from financing activities:
Net borrowings (payments) under ABL Facility	301.0	(49.0)
Borrowing of Notes due 2027	—	1,060.0
Cash paid for debt issuance, extinguishment and modifications	—	(0.7)
Payments under finance lease obligations	(8.0)	(4.6)
Payments on financed property, plant and equipment	(0.3)	(0.4)
Cash paid for acquisitions	(135.6)	(0.5)
Proceeds from employee stock purchase plan	7.8	—
Proceeds from exercise of stock options	2.5	1.4
Cash paid for shares withheld to cover taxes	(4.2)	(5.9)
Net cash provided by financing activities	163.2	1,000.3
Net (decrease) increase in cash and restricted cash	(3.5)	1,062.0
Cash and restricted cash, beginning of period	431.8	25.4
Cash and restricted cash, end of period	$428.3	$1,087.4

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

(In millions)	As of September 26, 2020	As of June 27, 2020
Cash	$417.2	$420.7
Restricted cash(1)	11.1	11.1
Total cash and restricted cash	$428.3	$431.8

(1)	Restricted cash represents the amounts required by insurers to collateralize a part of the deductibles for the Company’s workers’ compensation and liability claims.

Supplemental disclosures of non-cash transactions are as follows:

(In millions)	Three months ended September 26, 2020	Three months ended September 28, 2019
Debt assumed through finance lease obligations	$28.9	$26.8
Purchases of property, plant and equipment, financed	0.2	0.9

Supplemental disclosures of cash flow information are as follows:

(In millions)	Three months ended September 26, 2020	Three months ended September 28, 2019
Cash paid during the year for:
Interest	$10.8	$11.9
Income taxes paid, net of refunds	0.7	2.5

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Summary of Business Activities

Business Overview

Performance Food Group Company, through its subsidiaries, markets and distributes primarily national and company-branded food and food-related products to customer locations across the United States. The Company serves both of the major customer types in the restaurant industry: (i) independent customers, and (ii) multi-unit, or “Chain” customers, which include some of the most recognizable family and casual dining restaurant chains, as well as schools, business and industry locations, healthcare facilities, and retail establishments. The Company also specializes in distributing candy, snacks, beverages, cigarettes, other tobacco products and other items nationally to vending distributors, big box retailers, theaters, convenience stores, travel providers, and hospitality providers.

2.	Summary of Significant Accounting Policies and Estimates

Basis of Presentation

The consolidated financial statements have been prepared by the Company, without audit, with the exception of the June 27, 2020 consolidated balance sheet, which was derived from the audited consolidated financial statements included in the Form 10-K. The financial statements include consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive income, consolidated statements of shareholders’ equity, and consolidated statements of cash flows. In the opinion of management, all adjustments, which consist of normal recurring adjustments, except as otherwise disclosed, necessary to present fairly the financial position, results of operations, comprehensive income, shareholders’ equity, and cash flows for all periods presented have been made.

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

Risks and Uncertainties

The Company is subject to risks and uncertainties as a result of COVID-19. The unprecedented impact of COVID-19 has grown throughout the world, including in the United States, and governmental authorities and businesses have implemented numerous measures attempting to contain and mitigate the effects of the virus, including travel bans and restrictions, quarantines, shelter in place orders, shutdowns and social distancing requirements. These measures have adversely affected and may further adversely affect the Company’s operations and the operations of its customers and suppliers. In markets where governments have imposed restrictions on travel outside of the home, or where customers are practicing social distancing, many of our customers, including restaurants, schools, hotels, movie theaters, and business and industry locations, have reduced or discontinued operations, which has adversely affected and is expected to continue to adversely affect demand in the foodservice industry, including demand for our products and services.

We expect that COVID-19 could have a material adverse impact on our future results of operations and liquidity. However, the extent to which COVID-19 will affect our financial position, liquidity, and results of operations is uncertain.

Accounts Receivable

Accounts receivable are comprised of trade receivables from customers in the ordinary course of business, are recorded at the invoiced amount, and primarily do not bear interest. Accounts receivable also includes other receivables primarily related to various rebate and promotional incentives with the Company’s suppliers. Receivables are recorded net of the allowance for credit losses on the accompanying consolidated balance sheets. The Company evaluates the collectability of its accounts receivable based on a combination of factors. The Company regularly analyzes its significant customer accounts, and when it becomes aware of a specific customer’s inability to meet its financial obligations to the Company, such as bankruptcy filings or deterioration in the customer’s operating results or financial position, the Company records a specific reserve for bad debt to reduce the related receivable to the amount it reasonably believes is collectible. The Company also records reserves for bad debt for other customers based on a variety of factors, including the length of time the receivables are past due, macroeconomic considerations, and historical experience. If circumstances related to specific customers change, the Company’s estimates of the recoverability of receivables could be further adjusted. Refer to Note 3. Recently Issued Accounting Pronouncements for further discussion of the Company’s adoption of ASU 2016-13.

3.	Recently Issued Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and has issued subsequent amendments to this guidance. The pronouncement changes the impairment model for most financial assets and will require the use of an “expected loss” model for instruments measured at amortized cost. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. The Company adopted the new standard at the beginning of fiscal 2021. Companies are required to apply the standard using a modified retrospective approach, with a cumulative-effect adjustment recorded to beginning retained earnings on the effective date. The Company determined this update did not have a material impact on the Company’s consolidated financial statements upon adoption. Refer to Note 2. Summary of Significant Accounting Policies and Estimates for further discussion of the Company’s reserve for credit losses related to its accounts receivable.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

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

The Company has customer contracts in which incentives are paid upfront to certain customers. These payments have become industry practice and are not related to financing the customer’s business, nor are they associated with any distinct good or service to be received from the customer. These incentive payments are capitalized and amortized over the life of the contract or the expected life of the customer relationship on a straight-line basis. The Company’s contract asset for these incentives totaled $14.7 million and $15.3 million as of September 26, 2020 and June 27, 2020, respectively.

5.	Business Combinations

There were no acquisitions during the first quarter of fiscal 2021 or fiscal 2020.

The acquisition of Eby-Brown Company LLC (“Eby-Brown”) in fiscal 2019 included contingent consideration, including earnout payments in the event certain operating results are achieved during a defined post-closing period. As of June 27, 2020, the Company had accrued $191.2 million related to this contingent consideration. In the first quarter of fiscal 2021, the Company paid the first earnout payment of $185.6 million, which included $68.3 million as a financing activity cash outflow and $117.3 million as an operating activity cash outflow in the consolidated statement of cash flows for the three months ended September 26, 2020. As of September 26, 2020, the Company has accrued $6.1 million related to additional earnout payments. Earnout liabilities are measured using unobservable inputs that are considered a Level 3 measurement.

In fiscal 2020, the Company acquired Reinhart from Reyes Holdings, L.L.C. The Reinhart acquisition is reported in the Foodservice segment. Assets acquired and liabilities assumed were recognized at their respective fair values as of the acquisition date. In the first quarter of fiscal 2021, the Company paid a total of $67.3 million related to the final net working capital acquired, which is reflected as a financing activity cash outflow in the consolidated statement of cash flows for the three months ended September 26, 2020.

Subsequent to September 26, 2020, the Company paid $12.2 million for an acquisition. The acquisition will be reported within the Company’s Vistar segment. The Company is in the process of determining the fair values of the assets acquired and liabilities assumed.

6.	Debt

The Company is a holding company and conducts its operations through its subsidiaries, which have incurred or guaranteed indebtedness as described below.

Debt consisted of the following:

(In millions)	As of September 26, 2020	As of June 27, 2020
ABL Facility	$1,011.0	$710.0
5.500% Notes due 2024	350.0	350.0
6.875% Notes due 2025	275.0	275.0
5.500% Notes due 2027	1,060.0	1,060.0
Less: Original issue discount and deferred financing costs	(36.3)	(38.1)
Long-term debt	2,659.7	2,356.9
Less: current installments	(108.3)	(107.6)
Total debt, excluding current installments	$2,551.4	$2,249.3

ABL Facility

PFGC, Inc. (“PFGC”), a wholly-owned subsidiary of the Company, is a party to the Fourth Amended and Restated Credit Agreement dated December 31, 2019 (as amended by the First Amendment to Fourth Amended and Restated Credit Agreement dated as of April 29, 2020 and the Second Amendment to Fourth Amended and Restated Credit Agreement dated as of May 15, 2020, the “ABL Facility”). The ABL Facility has an aggregate principal amount of $3.11 billion and matures December 30, 2024, of which $110 million is a 364-day maturity loan that is junior to the other obligations owed under the ABL Facility (“Additional Junior Term Loan”). The Second Amendment to the ABL Facility entered into on May 15, 2020 temporarily expands the definition of accounts receivable and is effective only until delivery of the first Borrowing Base Certificate after November 30, 2020. Performance Food Group, Inc., a wholly-owned subsidiary of PFGC, is the lead borrower under the ABL Facility, which is jointly and severally guaranteed by, and secured by the majority of the assets of, PFGC and all material domestic direct and indirect wholly-owned subsidiaries of PFGC (other than captive insurance subsidiaries and other excluded subsidiaries). Availability for loans and letters of credit under the ABL Facility is governed by a borrowing base, determined by the application of specified advance rates against eligible assets, including trade accounts receivable, inventory, owned real properties, and owned transportation equipment. The borrowing base is reduced quarterly by a cumulative fraction of the real properties and transportation equipment values. Advances on accounts receivable and inventory are subject to change based on periodic commercial finance examinations and appraisals, and the real property and transportation equipment values included in the borrowing base are subject to change based on periodic appraisals. Audits and appraisals are conducted at the direction of the administrative agent for the benefit and on behalf of all lenders.

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

The following table summarizes outstanding borrowings, availability, and the average interest rate under the ABL Facility:
(Dollars in millions)	As of September 26, 2020	As of June 27, 2020
Aggregate borrowings	$1,011.0	$710.0
Letters of credit under ABL Facility	166.0	139.6
Excess availability, net of lenders’ reserves of $63.5 and $64.9	1,536.6	1,712.2
Average interest rate	2.32%	2.85%

Letters of Credit Facility

On August 9, 2018, Performance Food Group, Inc. and PFGC entered into a Continuing Agreement for Letters of Credit (the “Letters of Credit Facility”). The Letters of Credit Facility is an uncommitted facility that provides for the issuance of letters of credit in an aggregate amount not to exceed $40.0 million. Each letter of credit shall have a term not to exceed one year; however, a letter of credit may renew automatically in accordance with its terms. A fee equal to 2.5% per annum on the average daily amount available to be drawn on each day under each outstanding letter of credit is payable quarterly. As of September 26, 2020, the Company has $28.3 million letters of credit outstanding under the Letters of Credit Facility.

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

Certain of the leases for tractors, trailers, and other vehicles and equipment provide for residual value guarantees to the lessors. Circumstances that would require the subsidiary to perform under the guarantees include either (1) default on the leases with the leased assets being sold for less than the specified residual values in the lease agreements, or (2) decisions not to purchase the assets at the end of the lease terms combined with the sale of the assets, with sales proceeds less than the residual value of the leased assets specified in the lease agreements. Residual value guarantees under these operating lease agreements typically range between 6% and 16% of the value of the leased assets at inception of the lease. These leases have original terms ranging from 5 to 7 years and expiration dates ranging from 2020 to 2027. As of September 26, 2020, the undiscounted maximum amount of potential future payments for lease residual value guarantees totaled approximately $22.9 million, which would be mitigated by the fair value of the leased assets at lease expiration.

The following table presents the location of lease costs in the Company’s consolidated statement of operations for the periods reported (in millions):

Lease Cost	Statement of Operations Location	Three months ended September 26, 2020	Three months ended September 28, 2019
Finance lease cost:
Amortization of finance lease assets	Operating expenses	$7.2	$4.7
Interest on lease liabilities	Interest expense	3.0	2.2
Total finance lease cost		$10.2	$6.9
Operating lease cost	Operating expenses	27.8	28.1
Short-term lease cost	Operating expenses	5.1	5.9
Total lease cost		$43.1	$40.9

Supplemental cash flow information related to leases for the periods reported are as follows (in millions):

(In millions)	Three months ended September 26, 2020	Three months ended September 28, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$24.6	$26.8
Operating cash flows from finance leases	3.0	2.2
Financing cash flows from finance leases	8.0	4.6
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	26.8	8.7
Finance leases	28.9	26.8

Future minimum lease payments under non-cancelable leases as of September 26, 2020 are as follows (in millions):

Fiscal Year	Operating Leases	Finance Leases
Remainder of 2021	$78.8	$34.0
2022	91.6	44.6
2023	75.1	43.4
2024	56.5	42.6
2025	42.4	38.4
Thereafter	214.7	78.3
Total future minimum lease payments	$559.1	$281.3
Less: Interest	105.8	44.4
Present value of future minimum lease payments	$453.3	$236.9

As of September 26, 2020, the Company has additional operating leases that have not yet commenced which total $36.3 million in future minimum lease payments. These leases relate to warehouse leases and are expected to commence in the third quarter of fiscal 2021 and first quarter of fiscal 2022 with lease terms of 15 years.

8.	Fair Value of Financial Instruments

The carrying values of cash, accounts receivable, outstanding checks in excess of deposits, trade accounts payable, and accrued expenses approximate their fair values because of the relatively short maturities of those instruments. The derivative assets and liabilities are recorded at fair value on the balance sheet. The fair value of long-term debt, which has a carrying value of $2,659.7 million and $2,356.9 million, is $2,738.6 million and $2,402.0 million at September 26, 2020 and June 27, 2020, respectively, and is determined by reviewing current market pricing related to comparable debt issued at the time of the balance sheet date, and is considered a Level 2 measurement.

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

The Company’s effective tax rate was 64.7% for the three months ended September 26, 2020 and 21.9% for the three months ended September 28, 2019. The effective tax rate varied from the 21% statutory rate primarily due to the relative size of state taxes, federal credits and other permanent items compared to the pre-tax loss for the first quarter of fiscal 2021. The excess tax benefit of exercised and vested stock awards is treated as a discrete item. The effective tax rates for three months ended September 26, 2020 differed from the prior year period due to the increase of non-deductible expenses and discrete items as a percentage of book income, which was significantly lower than the book income for the same period of fiscal 2020.

As of September 26, 2020 and June 27, 2020, the Company had net deferred tax assets of $184.1 million and $186.2 million, respectively, and deferred tax liabilities of $305.3 million and $301.8 million, respectively. As of June 27, 2020, the Company had established a valuation allowance of $0.7 million, net of federal benefit, against deferred tax assets related to certain net operating losses which are not likely to be realized due to limitations on utilization. There was no change in the valuation allowance as of September 26, 2020. The Company believes that it is more likely than not that the remaining deferred tax assets will be realized.

The Company records a liability for uncertain tax positions in accordance with FASB ASC 740-10-25, Income Taxes – General – Recognition. As of September 26, 2020 and June 27, 2020, the Company had approximately $0.5 million and $0.5 million of unrecognized tax benefits, respectively. It is reasonably possible that a decrease of approximately $0.2 million in the balance of unrecognized tax benefits may occur within the next twelve months primarily due to statute of limitations expirations, that, if recognized, would affect the effective tax rate.

10.	Commitments and Contingencies

Purchase Obligations

The Company had outstanding contracts and purchase orders for capital projects and services totaling $50.4 million at September 26, 2020. Amounts due under these contracts were not included on the Company’s consolidated balance sheet as of September 26, 2020.

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

The parties filed cross motions for summary judgment, on March 18, 2020, the court denied both parties’ motions, which means the case will be set for trial. The court has not yet determined a trial date and has informed the parties that it is unsure of when the case could be set because of COVID-19. In the meantime, and because the hiring practices of the Company have changed significantly over the past several years, the Company and the EEOC have engaged in substantive settlement discussions to determine if the litigation could be resolved on mutually agreeable terms. The Company has accrued an amount deemed immaterial to the consolidated financial statements related to a potential settlement payment. The Company cannot assure that the EEOC will agree to a settlement offer or that it will not need to accrue or pay additional amounts in the future. If these discussions do not result in a resolution of the case, the Company will continue to vigorously defend itself.

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

On May 29, 2020, JUUL filed a motion to dismiss on the basis that the alleged state law claims are preempted by federal law and a motion to stay/dismiss the litigation based on the Food and Drug Administration’s (“FDA”) primary jurisdiction to regulate E-Cigarette and related vaping products and pending FDA review of JUUL’s Pre-Market Tobacco Application (“PMTA”). On June 29, 2020, Eby-Brown, along with the other Distributor Defendants, filed similar motions incorporating JUUL’s arguments. The court denied these motions on October 23, 2020.

The court has also entered an order governing the selection of bellwether plaintiffs and setting key discovery and other deadlines in the litigation. Bellwether trials are test cases generally intended to try a contested issue common to several plaintiffs in mass tort litigation. The results of these proceedings are used to shape the litigation process for the remaining cases and to aid the parties in assessing potential settlement values of the remaining claims. Here, the court authorized a pool of twenty-four bellwether plaintiffs, with plaintiffs selecting six cases, the combined defendants selecting six cases, and the court selecting twelve cases at random. Fact discovery concerning the pool of twenty-four cases is scheduled to close in April 2021, at which time the parties will submit confidential briefs explaining which cases they view best for trial. The court will then select the four bellwether trial cases and additional discovery will be conducted in those cases. The first bellwether trial has been set for February 22, 2022 with the remaining three trials set for the second and third calendar quarters of 2022.

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

The Company participates in and has an equity method investment in a purchasing alliance that was formed to obtain better pricing, to expand product options, to reduce internal costs, and to achieve greater inventory turnover. The Company’s investment in the purchasing alliance was $4.8 million as of September 26, 2020 and $3.5 million as of June 27, 2020. For the three-month periods ended September 26, 2020 and September 28, 2019, the Company recorded purchases of $243.7 million and $254.2 million, respectively, through the purchasing alliance.

12.	Earnings Per Share

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. The Company’s potential common shares include outstanding stock-based compensation awards and expected issuable shares under the employee stock purchase plan. In computing diluted earnings per share, the average closing stock price for the period is used in determining the number of shares assumed to be purchased with the assumed proceeds under the treasury stock method. For the three months ended September 26, 2020 diluted loss per share is the same as basic loss per share because the inclusion of potential common shares is antidilutive. For the three months ended September 28, 2019, potential common shares of 0.4 million were not included in computing diluted earnings per share because the effect would have been antidilutive.

A reconciliation of the numerators and denominators for the basic and diluted (loss) earnings per share computations is as follows:

(In millions, except per share amounts)	Three months ended September 26, 2020	Three months ended September 28, 2019
Numerator:
Net (Loss) Income	$(0.7)	$36.1
Denominator:
Weighted-average common shares outstanding	131.7	104.0
Dilutive effect of potential common shares	-	1.6
Weighted-average dilutive shares outstanding	131.7	105.6
Basic (loss) earnings per share	$(0.01)	$0.35
Diluted (loss) earnings per share	$(0.01)	$0.34

13.	Segment Information

The Company has two reportable segments: Foodservice and Vistar. The Foodservice segment markets and distributes food and food-related products to independent restaurants, Chain restaurants, and other institutional “food-away-from-home” locations. Foodservice offers a “broad line” of products, including custom-cut meat and seafood, as well as products that are specific to our customer’s menu requirements. The Vistar segment distributes candy, snacks, beverages, cigarettes, other tobacco products, and other products to customers in the vending, office coffee services, theater, retail, hospitality, convenience store and other channels. Intersegment sales represent sales between the segments, which are eliminated in consolidation. Management evaluates the performance of each operating segment based on various operating and financial metrics, including total sales and EBITDA.

Corporate & All Other is comprised of corporate overhead and certain operations that are not considered separate reportable segments based on their size. This includes the operations of the Company’s internal logistics unit responsible for managing and allocating inbound logistics revenue and expense.

(In millions)	Foodservice	Vistar	Corporate & All Other	Eliminations	Consolidated
For the three months ended September 26, 2020
Net external sales	$5,034.7	$2,005.8	$6.3	$—	$7,046.8
Inter-segment sales	1.7	0.5	94.6	(96.8)	—
Total sales	5,036.4	2,006.3	100.9	(96.8)	7,046.8
Depreciation and amortization	61.8	11.7	8.6	—	82.1
Capital expenditures	7.1	29.9	3.8	—	40.8
For the three months ended September 28, 2019
Net external sales	$3,927.0	$2,310.5	$5.5	$—	$6,243.0
Inter-segment sales	3.9	0.6	74.5	(79.0)	—
Total sales	3,930.9	2,311.1	80.0	(79.0)	6,243.0
Depreciation and amortization	24.6	11.6	6.5	—	42.7
Capital expenditures	8.2	8.7	5.9	—	22.8

EBITDA for each reportable segment and Corporate & All Other is presented below along with a reconciliation to consolidated (loss) income before taxes.

	Three Months Ended
	September 26, 2020	September 28, 2019
Foodservice EBITDA	$156.2	$104.0
Vistar EBITDA	11.7	51.5
Corporate & All Other EBITDA	(49.0)	(49.3)
Depreciation and amortization	(82.1)	(42.7)
Interest expense	(38.8)	(17.3)
(Loss) income before taxes	$(2.0)	$46.2

Total assets by reportable segment, excluding intercompany receivables between segments, are as follows:

(In millions)	As of September 26, 2020	As of June 27, 2020
Foodservice	$5,489.1	$5,529.1
Vistar	1,432.8	1,385.4
Corporate & All Other	818.0	805.2
Total assets	$7,739.9	$7,719.7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Company has two reportable segments: Foodservice and Vistar. Our Foodservice segment distributes a broad line of national brands, customer brands, and our proprietary-branded food and food-related products, or “Performance Brands.” Foodservice sells to independent and multi-unit “Chain” restaurants and other institutions such as schools, healthcare facilities, business and industry locations, and retail establishments. Our Chain customers are multi-unit restaurants with five or more locations and include some of the most recognizable family and casual dining restaurant chains. Our Vistar segment specializes in distributing candy, snacks, beverages, cigarettes, other tobacco products and other items nationally to vending, office coffee service, theater, retail, hospitality, convenience, and other channels. We believe that there are substantial synergies across our segments. Cross-segment synergies include procurement, operational best practices such as the use of new productivity technologies, and supply chain and network optimization, as well as shared corporate functions such as accounting, treasury, tax, legal, information systems, and human resources.

Key Factors Affecting Our Business

We believe that our short-term performance has been, and is expected to continue to be, adversely affected by the COVID-19 pandemic.

In response to the rapid spread of COVID-19 across the country, federal, state, and local governments have implemented measures to reduce the spread of COVID-19, including travel bans and restrictions, quarantines, shelter in place orders, shutdowns and social distancing requirements. These measures have adversely affected workforces, suppliers, customers, consumer sentiment, economies, and financial markets, and, along with decreased consumer spending, have led to an economic downturn in many of our markets.

As an essential element of the country’s food supply chain, the Company has continued to operate all of it distribution centers. Despite the Company’s continued operations, mandatory and voluntary containment measures in response to COVID-19 have had a significant impact on the food-away-from-home industry. Many restaurants have closed, are restricting the number of patrons they will serve at one time or are only providing carry-out or delivery options. These restrictions have also impacted businesses throughout the economy, including theaters, retail operations, schools and other businesses to whom we provide products and services, which collectively have adversely affected our results of operations.

During our first quarter of fiscal 2021, we continued to experience the adverse impact of COVID-19 on our operations, including significant decreases in sales. Despite these difficulties, we have taken steps to ensure a strong financial position, including steps to maintain financial liquidity, forging new partnerships with grocery locations, supporting restaurant customers with the transition to higher volumes of take-out and delivery, and other means.

Although we believe we have taken prudent measures to maintain our financial liquidity and support our business, the impacts of COVID-19 have had, and are expected to continue to have, an adverse impact on numerous aspects of our business, financial condition and results of operations including, but not limited to, our growth, product costs, liquidity, supply chain, labor, logistics, and customer demand for our products. Additionally, the impacts of COVID-19 have had, and are expected to continue to have, an adverse effect generally on consumer spending, industry demand, and the global economy and financial markets generally. Furthermore, we cannot predict the duration of the COVID-19 pandemic or future governmental regulations or legislation that may be passed as a result of ongoing or future COVID-19 outbreaks. The continued impact of COVID-19 and the enactment of additional governmental regulations and restrictions may further adversely impact the global economy, the restaurant industry, and our business specifically, despite prior or future actions taken by the Company.

Despite the near-term impact of the COVID-19 pandemic, we believe that our long-term performance is principally affected by the following key factors:

•

Changing demographic and macroeconomic trends. The share of consumer spending captured by the food-away-from-home industry has increased steadily for several decades. The share increases in periods of increasing employment, rising disposable income, increases in the number of restaurants, and favorable demographic trends, such as smaller household sizes, an increasing number of dual income households, and an aging population base that spends more per capita at foodservice establishments. The foodservice distribution industry is also sensitive to national and regional economic conditions, such as changes in consumer spending, changes in consumer confidence, and changes in the prices of certain goods.

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

EBITDA and Adjusted EBITDA

Management measures operating performance based on our EBITDA, defined as net income before interest expense, interest income, income taxes, and depreciation and amortization. EBITDA is not defined under accounting principles generally accepted in the United States of America (“GAAP”) and is not a measure of operating income, operating performance, or liquidity presented in accordance with GAAP and is subject to important limitations. Our definition of EBITDA may not be the same as similarly titled measures used by other companies.

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

In addition, our management uses Adjusted EBITDA, defined as net income before interest expense, interest income, income and franchise taxes, and depreciation and amortization, further adjusted to exclude certain items that we do not consider part of our core operating results. Such adjustments include certain unusual, non-cash, non-recurring, cost reduction, and other adjustment items permitted in calculating covenant compliance under our ABL Facility and indentures (other than certain pro forma adjustments permitted under our ABL Facility and indentures governing the Notes due 2024, Notes due 2025 and Notes due 2027 relating to the Adjusted EBITDA contribution of acquired entities or businesses prior to the acquisition date). Under our ABL Facility and indentures, our ability to engage in certain activities such as incurring certain additional indebtedness, making certain investments, and making restricted payments is tied to ratios based on Adjusted EBITDA (as defined in the ABL Facility and indentures). Our definition of Adjusted EBITDA may not be the same as similarly titled measures used by other companies.

Adjusted EBITDA is not defined under GAAP and is subject to important limitations. We believe that the presentation of Adjusted EBITDA is useful to investors because it is frequently used by securities analysts, investors, and other interested parties, including our lenders under the ABL Facility and holders of our Notes due 2024, Notes due 2025 and Notes due 2027, in their evaluation of the operating performance of companies in industries similar to ours. In addition, targets based on Adjusted EBITDA are among the measures we use to evaluate our management’s performance for purposes of determining their compensation under our incentive plans.

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

In calculating Adjusted EBITDA, we add back certain non-cash, non-recurring, and other items as permitted or required by our ABL Facility and indentures. Adjusted EBITDA among other things:

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

Results of Operations, EBITDA, and Adjusted EBITDA

The following table sets forth a summary of our results of operations, EBITDA, and Adjusted EBITDA for the periods indicated (in millions, except per share data):

	Three Months Ended
	September 26, 2020	September 28, 2019	Change	%
Net sales	$7,046.8	$6,243.0	$803.8	12.9
Cost of goods sold	6,231.3	5,531.6	699.7	12.6
Gross profit	815.5	711.4	104.1	14.6
Operating expenses	779.7	647.9	131.8	20.3
Operating profit	35.8	63.5	(27.7)	(43.6)
Other expense, net
Interest expense	38.8	17.3	21.5	124.3
Other, net	(1.0)	-	(1.0)	NM
Other expense, net	37.8	17.3	20.5	118.5
(Loss) income before income taxes	(2.0)	46.2	(48.2)	(104.3)
Income tax (benefit) expense	(1.3)	10.1	(11.4)	(112.9)
Net (loss) income	$(0.7)	$36.1	$(36.8)	(101.9)
EBITDA	$118.9	$106.2	$12.7	12.0
Adjusted EBITDA	$135.2	$127.7	$7.5	5.9
Weighted-average common shares outstanding:
Basic	131.7	104.0	27.7	26.6
Diluted	131.7	105.6	26.1	24.7
(Loss) earnings per common share:
Basic	$(0.01)	$0.35	$(0.36)	(102.9)
Diluted	$(0.01)	$0.34	$(0.35)	(102.9)

We believe that the most directly comparable GAAP measure to EBITDA and Adjusted EBITDA is net income. The following table reconciles EBITDA and Adjusted EBITDA to net income for the periods presented:

	Three months ended
	September 26, 2020	September 28, 2019
	(In millions)
Net (loss) income	$(0.7)	$36.1
Interest expense	38.8	17.3
Income tax (benefit) expense	(1.3)	10.1
Depreciation	52.8	33.9
Amortization of intangible assets	29.3	8.8
EBITDA	118.9	106.2
Non-cash items (1)	11.0	7.0
Acquisition, integration and reorganization (2)	4.5	11.6
Productivity initiatives and other adjustment items (3)	0.8	2.9
Adjusted EBITDA	$135.2	$127.7

(1)

Includes adjustments for non-cash charges arising from stock-based compensation and gain/loss on disposal of assets. Stock-based compensation expense was $4.7 million for the first quarter of fiscal 2021 and $4.4 million in the first quarter of fiscal 2020. In addition, this includes increases in the last-in-first-out (“LIFO”) reserve of $5.1 million for Foodservice and $3.6 million for Vistar for the first quarter of fiscal 2021 compared to increases of $1.6 million for Foodservice and $1.0 for Vistar for the first quarter of fiscal 2020.

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

Consolidated Results of Operations

Three months ended September 26, 2020 compared to the three months ended September 28, 2019

Net Sales

Net sales growth is a function of case growth, pricing (which is primarily based on product inflation/deflation), and a changing mix of customers, channels, and product categories sold. Net sales increased $803.8 million, or 12.9%, in the first three months of fiscal 2021 compared to the first three months of fiscal 2020. The increase in net sales was primarily attributable to the acquisition of Reinhart, which contributed $1,457.5 million of net sales during the first three months of fiscal 2021. Case volume increased 8.9% in the first three months of fiscal 2021 compared to the first three months of fiscal 2020. Excluding the impact of the Reinhart acquisition, case volume declined 17.5% in the first three months of fiscal 2021 compared to the first three months of fiscal 2020 due primarily to the effects of COVID-19.

Gross Profit

Gross profit increased $104.1 million, or 14.6%, for the first three months of fiscal 2021 compared to the first three months of fiscal 2020. The acquisition of Reinhart contributed an increase in gross profit of $197.9 million for the first three months of fiscal 2021 as compared to the prior year period.

Gross profit was negatively impacted by a decline in organic case volume and increases in inventory write-offs. For the first three months of fiscal 2021 the Company recorded a total of $11.9 million of inventory write-offs primarily as a result of the impact of COVID-19 on our operations, which is a $5.7 million increase from the first three months of fiscal 2020. Gross profit as a percentage of net sales was 11.6% for the first three months of fiscal 2021 compared to 11.4% for the first three months of fiscal 2020.

Operating Expenses

Operating expenses increased $131.8 million, or 20.3%, for the first three months of fiscal 2021 compared to the first three months of fiscal 2020. The increase in operating expenses was primarily driven by the acquisition of Reinhart. Reinhart contributed $155.5 million of operating expenses, excluding depreciation and amortization, for the first three months of fiscal 2021. In the first quarter of fiscal 2021, the Company recorded a benefit of $2.7 million related to reserves for expected credit losses as compared to bad debt expense of $3.6 million for the first quarter of 2020.  Additionally, operating expenses decreased as a result of decreases in personnel expenses, fuel expense, travel expenses, professional fees, and contingent consideration accretion expense compared to the prior year period.

Depreciation and amortization of intangible assets increased from $42.7 million in the first three months of fiscal 2020 to $82.1 million in the first three months of fiscal 2021. Depreciation of fixed assets increased as a result the Reinhart acquisition.

Net Income

The net loss of $0.7 million for the first three months of fiscal 2021 compared to net income of $36.1 million for the first three months of fiscal 2020 was due to the impact of COVID-19 on our operations, the increase in operating expenses discussed above, and an increase in interest expense. The increase in interest expense was primarily the result of an increase in average borrowings outstanding during the first quarter of fiscal 2021 compared to the prior year period.

The Company reported an income tax benefit of $1.3 million for the first three months of fiscal 2021 compared to income tax expense of $10.1 million the first three months of fiscal 2020. Our effective tax rate for the three months ended September 26, 2020 was 64.7% compared to 21.9% for the three months ended September 28, 2019. The effective tax rate for the first three months of fiscal 2021 increased from the prior year period primarily due to the increase of non-deductible expenses and discrete items as a percentage of book income, which was significantly lower than the book income for the prior year period.

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

The following tables set forth net sales and EBITDA by segment for the periods indicated (dollars in millions):

Net Sales

	Three Months Ended
	September 26, 2020	September 28, 2019	Change	%
Foodservice	$5,036.4	$3,930.9	$1,105.5	28.1
Vistar	2,006.3	2,311.1	(304.8)	(13.2)
Corporate & All Other	100.9	80.0	20.9	26.1
Intersegment Eliminations	(96.8)	(79.0)	(17.8)	(22.5)
Total net sales	$7,046.8	$6,243.0	$803.8	12.9

EBITDA

	Three Months Ended
	September 26, 2020	September 28, 2019	Change	%
Foodservice	$156.2	$104.0	$52.2	50.2
Vistar	11.7	51.5	(39.8)	(77.3)
Corporate & All Other	(49.0)	(49.3)	0.3	0.6
Total EBITDA	$118.9	$106.2	$12.7	12.0

Segment Results—Foodservice

Three months ended September 26, 2020 compared to the three months ended September 28, 2019

Net Sales

Net sales for Foodservice increased $1,105.5 million, or 28.1%, from the first three months of fiscal 2020 to the first three months of fiscal 2021. This increase in net sales was driven by the Reinhart acquisition, as well as an increase in selling price per case as a result of inflation. Reinhart contributed $1,457.5 million of net sales during the first three months of fiscal 2021. The Reinhart acquisition also expanded business with independent customers, resulting in independent case growth of approximately 28.0% in the first three months of fiscal 2021 compared to the prior year period. Excluding the impact of Reinhart, independent cases declined 6.3% in the first three months of fiscal 2021 compared to the first three months of fiscal 2020. The decline in independent cases in the first three months of fiscal 2021 was driven by the impact of COVID-19 on the restaurant industry. For the quarter, independent sales as a percentage of total Foodservice segment sales were 35.5%.

EBITDA

EBITDA for Foodservice increased $52.2 million, or 50.2%, from the first three months of fiscal 2020 to the first three months of fiscal 2021. This increase was the result of an increase in gross profit, partially offset by an increase in operating expenses excluding depreciation and amortization. Gross profit increased 33.1% in the first three months of fiscal 2021, compared to the prior year period, driven by the Reinhart acquisition which contributed an increase in gross profit of $197.9 million for the first three months of fiscal 2021. The increase was partially offset by the decline in case volume and net sales discussed above. For the first three months of fiscal 2021, Foodservice recorded $8.1 million of inventory write-offs primarily due to the impact of COVID-19, which is an increase of $2.8 million over the prior year period.

Operating expenses excluding depreciation and amortization for Foodservice increased by $113.0 million, or 28.6%, from the first three months of fiscal 2020 to the first three months of fiscal 2021. Operating expenses increased primarily as a result of the acquisition of Reinhart which contributed $148.1 million of operating expenses for the first three months of fiscal 2021. In the first quarter of fiscal 2021, Foodservice recorded a benefit of $6.2 million related to reserves for expected credit losses compared to bad debt expense of $2.8 million for the first quarter of fiscal 2020. Operating expenses also decreased due to decreases in personnel and fuel expenses as compared to the prior year period.

Depreciation and amortization of intangible assets recorded in this segment increased from $24.6 million in the first three months of fiscal 2020 to $61.8 million in the first three months of fiscal 2021. Depreciation of fixed assets and amortization of intangible assets increased as a result of the acquisition of Reinhart. Total depreciation and amortization related to the acquisition of Reinhart was $35.7 million for the first three months of fiscal 2021.

Segment Results—Vistar

Three months ended September 26, 2020 compared to the three months ended September 28, 2019

Net Sales

Net sales for Vistar declined $304.8 million, or 13.2%, from the first three months of fiscal 2020 to the first three months of fiscal 2021. Net sales for the first three months of fiscal 2021 includes $305.3 million related to tobacco excise taxes, as compared to $291.7 million for the prior year period. The decrease in net sales was driven primarily by the continued economic effects of the COVID-19 pandemic. Due to the various initiatives to slow the spread of COVID-19, there have been significant declines in the theater, office coffee service, office supply, hospitality, and travel channels for the first three months of fiscal 2021, which are likely to remain as long as social distancing guidelines remain in place. The declines in the theater channel are expected to remain significant, as many theaters have temporarily suspended operations due to the lack of releases of new films.

EBITDA

EBITDA for Vistar declined $39.8 million, or 77.3%, from the first three months of fiscal 2020 to the first three months of fiscal 2021. Gross profit declined $61.5 million, or 29.6%, for the first three months of fiscal 2021 compared to the first three months of fiscal 2020, driven by the effects of COVID-19 described above. Additionally, for the first three months of fiscal 2021, Vistar recorded $3.8 million of inventory write-offs primarily as a result of the current economic environment due to COVID-19, which is an increase of $2.8 million compared to the prior year period. Gross profit as a percentage of net sales declined from 9.0% for the first quarter of fiscal 2020 to 7.3% for the first quarter of fiscal 2021 as a result of growth in the convenience store channel, which has lower margins.

The Company continues to have a risk for unreserved inventory related to our major theater customers within the Vistar segment. However, these customers’ contracts include provisions whereby the customer reimburses the Company for any inventory losses.

Operating expenses, excluding depreciation and amortization, decreased $21.3 million, or 13.7%, for the first three months of fiscal 2021 compared to the prior year period. Operating expenses decreased primarily as a result of decreased sales volume described above, decreases in personnel and fuel expense, and a reduction in contingent consideration accretion expense of $3.2 million as compared to the first three months of fiscal 2020. In the first quarter of fiscal 2021, Vistar recorded a total of $3.5 million of bad debt expense related to expected credit losses for customer receivables primarily due to the impact of COVID-19, which represents an increase of $2.7 million compared to the first quarter of fiscal 2020.

Depreciation and amortization of intangible assets recorded in this segment increased from $11.6 million in the first three months of fiscal 2020 to $11.7 million in the first three months of fiscal 2021.

Segment Results—Corporate & All Other

Three months ended September 26, 2020 compared to the three months ended September 28, 2019

Net Sales

Net sales for Corporate & All Other increased $20.9 million from the first three months of fiscal 2020 to the first three months of fiscal 2021. The increase was primarily attributable to an increase in logistics services provided to our other segments.

EBITDA

EBITDA for Corporate & All Other was a negative $49.0 million for the first three months of fiscal 2021 compared to a negative $49.3 million for the first three months of fiscal 2020. The increase in EBITDA was primarily driven by a decline in professional fees and outside services of $6.1 million and a decline in travel expenses, partially offset by the additional corporate operating expenses associated with the acquisition of Reinhart.

Depreciation and amortization of intangible assets recorded in this segment increased from $6.5 million in the first three months of fiscal 2020 to $8.6 million in the first three months of fiscal 2021 as a result of the acquisition of Reinhart.

Liquidity and Capital Resources

We have historically financed our operations and growth primarily with cash flows from operations, borrowings under our credit facility, operating and finance leases, and normal trade credit terms. We have typically funded our acquisitions with additional borrowings under our credit facility. Our working capital and borrowing levels are subject to seasonal fluctuations, typically with the lowest borrowing levels in the third and fourth fiscal quarters and the highest borrowing levels occurring in the first and second fiscal quarters. We borrow under our credit facility or pay it down regularly based on our cash flows from operating and investing activities. Our practice is to minimize interest expense while maintaining reasonable liquidity.

As market conditions warrant, we may from time to time seek to repurchase our securities or loans in privately negotiated or open market transactions, by tender offer or otherwise. Any such repurchases may be funded by incurring new debt, including additional borrowings under our credit facility.  In addition, depending on conditions in the credit and capital markets and other factors, we will, from time to time, consider other financing transactions, the proceeds of which could be used to refinance our indebtedness, make investments or acquisitions or for other purposes. Any new debt may be secured debt. For example, in response to the impact of COVID-19 in fiscal 2020, the Company strengthened its liquidity by borrowing $400.0 million on the revolving line of credit under our ABL Facility, entering into the First Amendment to the ABL Facility to provide the $110.0 million Additional Junior Term Loan, issuing and selling shares of common stock for net proceeds of $337.5 million, and issuing and selling $275.0 million aggregate principal of the Notes due 2025 (all defined below in “—Financing Activities”).

COVID-19

The unprecedented impact of COVID-19 has grown throughout the world, including in the United States, and governmental authorities and businesses have implemented numerous measures attempting to contain and mitigate the effects of the virus, including social distancing requirements. These measures have adversely affected and may further adversely affect the Company’s operations and the operations of its customers and suppliers. In markets where governments have imposed restrictions on travel outside of the home, or where customers are practicing social distancing, many of our customers, including restaurants, schools, hotels, movie theaters, and business and industry locations, have reduced or discontinued operations, which has and is expected to continue to adversely affect demand in the foodservice industry, including demand for our products and services.

We believe that our cash flows from operations and available borrowing capacity will be sufficient both to meet our anticipated cash requirements over at least the next 12 months and to maintain sufficient liquidity for normal operating purposes.

As of September 26, 2020, our cash balance totaled $428.3 million, including restricted cash of $11.1 million, as compared to a cash balance totaling $431.8 million, including restricted cash of $11.1 million, at June 27, 2020.

Three months ended September 26, 2020 compared to the three months ended September 28, 2019

Operating Activities

During the first three months of fiscal 2021 and first three months of fiscal 2020, our operating activities used cash flow of $132.0 million and provided cash flow of $84.2 million, respectively. The decrease in cash flows provided by operating activities in the first three months of fiscal 2021 compared to the first three months of fiscal 2020 was largely driven by the payment of $117.3 million of contingent consideration related to the acquisition of Eby-Brown Company LLC and investments in working capital.

Investing Activities

Cash used in investing activities totaled $34.7 million in the first three months of fiscal 2021 compared to $22.5 million in the first three months of fiscal 2020. These investments consisted primarily of capital purchases of property, plant, and equipment of $40.8 million and $22.8 million for the first three months of fiscal 2021 and the first three months of fiscal 2020, respectively. For the first three months of fiscal 2021, purchases of property, plant, and equipment primarily consisted of outlays for information technology, warehouse equipment, warehouse expansions and improvements, and transportation equipment. The following table presents the capital purchases of property, plant, and equipment by segment:

	Three months ended
(Dollars in millions)	September 26, 2020	September 28, 2019
Foodservice	$7.1	$8.2
Vistar	29.9	8.7
Corporate & All Other	3.8	5.9
Total capital purchases of property, plant and equipment	$40.8	$22.8

As of September 26, 2020, the Company had commitments of $35.4 million for capital projects related to warehouse expansion and improvements and warehouse equipment. The Company anticipates using cash flows from operations or borrowings from the ABL Facility to fulfill these commitments.

Financing Activities

During the first three months of fiscal 2021, our financing activities provided cash flow of $163.2 million, which consisted primarily of $301.0 million in net borrowings under our ABL facility, partially offset by $135.6 million in payments related to recent acquisitions.

During the first three months of fiscal 2020, our financing activities provided cash flow of $1,000.3 million, which consisted primarily of $1,060.0 million in cash received from the issuance and sale of the Notes due 2027, partially offset by $49.0 million in net payments under our ABL facility.

The following describes our financing arrangements as of September 26, 2020:

ABL Facility: PFGC, Inc. (“PFGC”), a wholly-owned subsidiary of the Company, is a party to the Fourth Amended and Restated Credit Agreement dated December 30, 2019 ( as amended by the First Amendment to Fourth Amended and Restated Credit Agreement dated as of April 29, 2020 and the Second Amendment to Fourth Amended and Restated Credit Agreement dated as of May 15, 2020, the “ABL Facility”). The ABL Facility has an aggregate principal amount of $3.11 billion matures on December 30, 2024, of which $110.0 million is a 364-day maturity loan that is junior to the other obligations owed under the ABL Facility (“Additional Junior Term Loan”). The Second Amendment to the ABL Facility entered into on May 15, 2020 temporarily expands the definition of accounts receivable and is effective only until delivery of the first Borrowing Base Certificate after November 30, 2020. Performance Food Group, Inc., a wholly-owned subsidiary of PFGC, is the lead borrower under the ABL Facility, which is jointly and severally guaranteed by, and secured by the majority of the assets of, PFGC and all material domestic direct and indirect wholly-owned subsidiaries of PFGC (other than captive insurance subsidiaries and other excluded subsidiaries). Availability for loans and letters of credit under the ABL Facility is governed by a borrowing base, determined by the application of specified advance rates against eligible assets, including trade accounts receivable, inventory, owned real properties, and owned transportation equipment. The borrowing base is reduced quarterly by a cumulative fraction of the real properties and transportation equipment values. Advances on accounts receivable and inventory are subject to change based on periodic commercial finance examinations and appraisals, and the real property and transportation equipment values included in the borrowing base are subject to change based on periodic appraisals. Audits and appraisals are conducted at the direction of the administrative agent for the benefit and on behalf of all lenders.

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

The following table summarizes outstanding borrowings, availability, and the average interest rate under the ABL Facility:

(Dollars in millions)	As of September 26, 2020	As of June 27, 2020
Aggregate borrowings	$1,011.0	$710.0
Letters of credit under ABL Facility	166.0	139.6
Excess availability, net of lenders’ reserves of $63.5 and $64.9	1,536.6	1,712.2
Average interest rate	2.32%	2.85%

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

Senior Notes due 2024: On May 17, 2016, Performance Food Group, Inc. issued and sold $350.0 million aggregate principal amount of its 5.500% Notes due 2024, pursuant to an indenture dated as of May 17, 2016. The Notes due 2024 are jointly and severally guaranteed on a senior unsecured basis by PFGC and all domestic direct and indirect wholly-owned subsidiaries of PFGC (other than captive insurance subsidiaries and other excluded subsidiaries). The Notes due 2024 are not guaranteed by Performance Food Group Company.

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

Letters of Credit Facility:  On August 9, 2018, Performance Food Group, Inc. and PFGC entered into a Continuing Agreement for Letters of Credit (the “Letters of Credit Facility”).  The Letters of Credit Facility is an uncommitted facility that provides for the issuance of letters of credit in an aggregate amount not to exceed $40.0 million.  Each letter of credit shall have a term not to exceed one year; however, a letter of credit may renew automatically in accordance with its terms.  A fee equal to 2.5% per annum on the average daily amount available to be drawn on each day under each outstanding letter of credit is payable quarterly. As of September 26, 2020, the Company has $28.3 million letters of credit outstanding under the Letters of Credit Facility.

As of September 26, 2020, the Company was in compliance with all of the covenants under the ABL Facility and the indentures governing the Notes due 2024, the Notes due 2025 and the Notes due 2027.

Contractual Obligations

Refer to the “Contractual Cash Obligations” section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K for details on our contractual obligations and commitments to make specified contractual future cash payments as of June 27, 2020.

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

Total assets for Foodservice increased $2,154.3 million from $3,334.8 million as of September 28, 2019 to $5,489.1 million as of September 26, 2020. During this time period, this segment increased its accounts property, plant and equipment, operating lease right-of-use assets, prepaid and other current assets, accounts receivable, inventory, goodwill, and intangible assets primarily due to the acquisition of Reinhart. Total assets for Foodservice decreased $40.0 million from $5,529.1 million as of June 27, 2020 to $5,489.1 million as of September 26, 2020. During this time period, the segment decreased its inventory and intangible assets, partially offset by increases in accounts receivable and property, plant and equipment.

Total assets for Vistar decreased $110.0 million from $1,542.8 million as of September 28, 2019 to $1,432.8 million as of September 26, 2020. During this time period, this segment decreased its accounts receivable, inventory, and intangibles, partially offset by an increase in its property, plant and equipment and operating lease right-of-use assets. Total assets for Vistar increased $47.4 million from $1,385.4 million as of June 27, 2020 to $1,432.8 million as of September 26, 2020. During this time period, the segment increased its property, plant and equipment, inventory, operating lease right-of-use assets, and accounts receivable.

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

Our market risks consist of interest rate risk and fuel price risk. There have been no material changes to our market risks since June 27, 2020. For a discussion on our exposure to market risk, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risks” in the Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) under the Exchange Act), that occurred during the fiscal quarter ended September 26, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As permitted by applicable SEC guidance, the scope of our evaluation regarding changes in our internal control over financial reporting during the fiscal quarter ended September 26, 2020 excluded internal control over financial reporting for Reinhart, which was acquired on December 30, 2019.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to various allegations, claims, and legal actions arising in the ordinary course of business.

While it is impossible to determine with certainty the ultimate outcome of any of these proceedings, lawsuits, and claims, management believes that adequate provisions have been made or insurance secured for all currently pending proceedings so that the ultimate outcomes will not have a material adverse effect on our financial position. During the three months ended September 26, 2020, there have been no material changes to legal proceedings from those discussed in the Form 10-K.

Item 1A.	Risk Factors

There have been no material changes to our principal risks that we believe are material to our business, results of operations, and financial condition from the risk factors previously disclosed in the Form 10-K, which is accessible on the SEC’s website at www.sec.gov.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information relating to our purchases of the Company’s common stock during the first quarter of fiscal 2021.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan (in millions)(2)
June 28, 2020—July 25, 2020	—	$-	—	235.7
July 26, 2020—August 22, 2020	37,603	32.99	—	235.7
August, 23, 2020—September 26, 2020	79,303	37.15	—	235.7
Total	116,906	$35.81	—

(1)

During the first quarter of fiscal 2021, the Company repurchased 116,906 shares of the Company’s common stock via share withholding for payroll tax obligations due from employees in connection with the delivery of shares of the Company’s common stock under our incentive plans.

(2)

On November 13, 2018, the Board of Directors authorized a share repurchase program for up to $250 million of the Company’s outstanding common stock. The share repurchase program does not have an expiration date and may be amended, suspended, discontinued at any time. Repurchases under this program depend upon market place conditions and other factors, including compliance with the covenants under the ABL Facility and the indentures governing the Notes due 2024, Notes due 2025 and the Notes due 2027. The share repurchase program remains subject to the discretion of the Board of Directors. On March 23, 2020, the Company discontinued further purchases under the plan and, therefore, no shares were repurchased during the first quarter of fiscal 2021. As of September 26, 2020, approximately $235.7 million remained available for additional share repurchases.

Item 3:	Defaults Upon Senior Securities

None

Item 4:	Mine Safety Disclosures

Not applicable

Item 5:	Other Information

None

Item 6:	Exhibits

Exhibit No.	Description

3.1

Amended and Restated Bylaws of Performance Food Group Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-37578) filed with the Securities and Exchange Commission on August 21, 2020

10.1	Form of Time-Based Restricted Stock Agreement (Graded Vesting) under the 2015 Omnibus Incentive Plan
10.2	Form of Time-Based Restricted Stock Agreement (Cliff Vesting) under the 2015 Omnibus Incentive Plan
10.3	Form of Performance-Based Restricted Stock Agreement (with Retirement provision) under the 2015 Omnibus Incentive Plan
10.4	Form of Performance-Based Restricted Stock Agreement (without Retirement provision) under the 2015 Omnibus Incentive Plan
31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

PERFORMANCE FOOD GROUP COMPANY (Registrant)

Dated: November 4, 2020	By:	/s/ James D. Hope
	Name:	James D. Hope
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)