Form 10-Q
period 2020-12-26
Performance Food Group Co
filed 2021-02-03
CIK 1618673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 26, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

133,748,974 shares of common stock were outstanding as of January 27, 2021.

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

There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. Such risks, uncertainties and other important factors that could cause actual results to differ include, among others, the risks, uncertainties and factors set forth under Part I, Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2020 (the “Form 10-K”), as such risk factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission (the “SEC”), including under Part II, Item 1A, Risk Factors of this Form 10-Q, and are accessible on the SEC’s website at www.sec.gov, and also include the following:

•    the material adverse impact the novel coronavirus (“COVID-19”) pandemic has had and is expected to continue to have on the global markets, the restaurant industry, and our business specifically;

•    competition in our industry is intense, and we may not be able to compete successfully;

•    we operate in a low margin industry, which could increase the volatility of our results of operations;

•	we may not realize anticipated benefits from our operating cost reduction and productivity improvement efforts;
•	our profitability is directly affected by cost inflation and deflation and other factors;
•	we do not have long-term contracts with certain of our customers;
•	group purchasing organizations may become more active in our industry and increase their efforts to add our customers as members of these organizations;
•	changes in eating habits of consumers;
•	extreme weather conditions;
•	our reliance on third-party suppliers;
•	labor relations and cost risks and availability of qualified labor;
•	volatility of fuel and other transportation costs;
•	inability to adjust cost structure where one or more of our competitors successfully implement lower costs;
•	we may be unable to increase our sales in the highest margin portion of our business;
•	changes in pricing practices of our suppliers;
•	our growth strategy may not achieve the anticipated results;
•	risks relating to acquisitions, including the risk that we are not able to realize benefits of acquisitions or successfully integrate the businesses we acquire;
•	environmental, health, and safety costs;
•	the risk that we fail to comply with requirements imposed by applicable law or government regulations;
•	a portion of our sales volume is dependent upon the distribution of cigarettes and other tobacco products, sales of which are generally declining;
•	if products we distribute are alleged to cause injury or illness or fail to comply with governmental regulations, we may need to recall our products and may experience product liability claims;
•	our reliance on technology and risks associated with disruption or delay in implementation of new technology;

•	costs and risks associated with a potential cybersecurity incident or other technology disruption;
•	product liability claims relating to the products we distribute and other litigation;
•	adverse judgements or settlements;
•	negative media exposure and other events that damage our reputation;
•	decrease in earnings from amortization charges associated with acquisitions;
•	impact of uncollectibility of accounts receivable;
•	difficult economic conditions affecting consumer confidence;
•	risks relating to federal, state, and local tax rules;
•	the cost and adequacy of insurance coverage;
•	risks relating to our outstanding indebtedness;
•	our ability to raise additional capital;
•	our ability to maintain an effective system of disclosure controls and internal control over financial reporting; and
•

the possibility that the expected synergies and value creation from the acquisition of Reinhart Foodservice L.L.C. (“Reinhart”) will not be realized or will not be realized within the expected time period.

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

Part I – FINANCIAL INFORMATION

Item 1.	Financial Statements

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except per share data)	As of December 26, 2020	As of June 27, 2020
ASSETS
Current assets:
Cash	$416.7	$420.7
Accounts receivable, less allowances of $76.2 and $86.7	1,208.3	1,258.6
Inventories, net	1,477.7	1,549.4
Income taxes receivable	29.1	156.5
Prepaid expenses and other current assets	89.4	68.7
Total current assets	3,221.2	3,453.9
Goodwill	1,354.3	1,353.0
Other intangible assets, net	864.4	918.6
Property, plant and equipment, net	1,544.3	1,479.0
Operating lease right-of-use assets	431.3	441.2
Restricted cash	11.1	11.1
Other assets	67.1	62.9
Total assets	$7,493.7	$7,719.7
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Outstanding checks in excess of deposits	$306.3	$110.4
Trade accounts payable	1,025.2	1,608.0
Accrued expenses and other current liabilities	478.1	678.0
Long-term debt - current installments	109.0	107.6
Finance lease obligations—current installments	40.2	30.3
Operating lease obligations—current installments	80.7	84.4
Total current liabilities	2,039.5	2,618.7
Long-term debt	2,507.8	2,249.3
Deferred income tax liability, net	111.8	115.6
Finance lease obligations, excluding current installments	238.8	185.7
Operating lease obligations, excluding current installments	362.3	362.4
Other long-term liabilities	186.6	177.4
Total liabilities	5,446.8	5,709.1
Commitments and contingencies (Note 10)
Shareholders’ equity:
Common Stock: $0.01 par value per share, 1.0 billion shares authorized, 132.0 million shares issued and outstanding as of December 26, 2020; 1.0 billion shares authorized, 131.3 million shares issued and outstanding as of June 27, 2020	1.3	1.3
Additional paid-in capital	1,721.1	1,703.0
Accumulated other comprehensive loss, net of tax benefit of $3.2 and $3.6	(9.0)	(10.3)
Retained earnings	333.5	316.6
Total shareholders’ equity	2,046.9	2,010.6
Total liabilities and shareholders’ equity	$7,493.7	$7,719.7

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per share data)	Three Months Ended December 26, 2020	Three Months Ended December 28, 2019	Six Months Ended December 26, 2020	Six Months Ended December 28, 2019
Net sales	$6,845.2	$6,068.6	$13,892.0	$12,311.6
Cost of goods sold	6,034.1	5,357.4	12,265.4	10,889.0
Gross profit	811.1	711.2	1,626.6	1,422.6
Operating expenses	750.2	630.7	1,529.9	1,278.6
Operating profit	60.9	80.5	96.7	144.0
Other expense, net:
Interest expense	38.1	26.4	76.9	43.7
Other, net	(2.1)	(0.2)	(3.1)	(0.2)
Other expense, net	36.0	26.2	73.8	43.5
Income before taxes	24.9	54.3	22.9	100.5
Income tax expense	7.3	13.1	6.0	23.2
Net income	$17.6	$41.2	$16.9	$77.3
Weighted-average common shares outstanding:
Basic	132.0	104.3	131.9	104.2
Diluted	133.2	106.4	132.9	106.2
Earnings per common share:
Basic	$0.13	$0.39	$0.13	$0.74
Diluted	$0.13	$0.39	$0.13	$0.73

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

($ in millions)	Three Months Ended December 26, 2020	Three Months Ended December 28, 2019	Six Months Ended December 26, 2020	Six Months Ended December 28, 2019
Net income	$17.6	$41.2	$16.9	$77.3
Other comprehensive income (loss), net of tax:
Interest rate swaps:
Change in fair value, net of tax	0.2	0.5	(0.1)	-
Reclassification adjustment, net of tax	0.7	(0.2)	1.4	(0.8)
Other comprehensive income (loss)	0.9	0.3	1.3	(0.8)
Total comprehensive income	$18.5	$41.5	$18.2	$76.5

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Shareholders’
(In millions)	Shares	Amount	Capital	Loss	Earnings	Equity
Balance as of September 28, 2019	104.2	$1.0	$866.6	$(1.3)	$466.8	$1,333.1
Net income	—	—	—	—	41.2	41.2
Interest rate swaps	—	—	—	0.3	—	0.3
Issuance of common stock under stock-based compensation plans	0.2	—	(0.5)	—	—	(0.5)
Stock-based compensation expense	—	—	4.4	—	—	4.4
Balance as of December 28, 2019	104.4	$1.0	$870.5	$(1.0)	$508.0	$1,378.5

Balance as of September 26, 2020	132.0	$1.3	$1,713.4	$(9.9)	$315.9	$2,020.7
Net income	—	—	—	—	17.6	17.6
Interest rate swaps	—	—	—	0.9	—	0.9
Issuance of common stock under stock-based compensation plans	—	—	0.7	—	—	0.7
Stock-based compensation expense	—	—	7.0	—	—	7.0
Balance as of December 26, 2020	132.0	$1.3	$1,721.1	$(9.0)	$333.5	$2,046.9

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Shareholders’
(In millions)	Shares	Amount	Capital	Loss	Earnings	Equity
Balance as of June 29, 2019	103.8	$1.0	$866.7	$(0.2)	$430.7	$1,298.2
Net income	—	—	—	—	77.3	77.3
Interest rate swaps	—	—	—	(0.8)	—	(0.8)
Issuance of common stock under stock-based compensation plans	0.6	—	(5.0)	—	—	(5.0)
Stock-based compensation expense	—	—	8.8	—	—	8.8
Balance as of December 28, 2019	104.4	1.0	870.5	(1.0)	508.0	1,378.5

Balance as of June 27, 2020	131.3	1.3	1,703.0	(10.3)	316.6	2,010.6
Net income	—	—	—	—	16.9	16.9
Interest rate swaps	—	—	—	1.3	—	1.3
Issuance of common stock under stock-based compensation plans	0.4	—	(1.0)	—	—	(1.0)
Issuance of common stock under employee stock purchase plan	0.3	—	7.8	—	—	7.8
Stock-based compensation expense	—	—	11.3	—	—	11.3
Balance as of December 26, 2020	132.0	1.3	1,721.1	(9.0)	333.5	2,046.9

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

($ in millions)	Six Months Ended December 26, 2020	Six Months Ended December 28, 2019
Cash flows from operating activities:
Net income	$16.9	$77.3
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Depreciation	107.7	69.0
Amortization of intangible assets	58.6	17.5
Amortization of deferred financing costs	7.2	1.6
Provision for losses on accounts receivables	(2.9)	8.9
Stock compensation expense	12.4	8.8
Deferred income tax benefit	(4.2)	(5.6)
Other non-cash activities	(1.9)	9.3
Changes in operating assets and liabilities, net
Accounts receivable	53.9	(11.7)
Inventories	73.0	7.5
Income taxes receivable	127.4	2.4
Prepaid expenses and other assets	(17.7)	7.2
Trade accounts payable	(583.2)	(89.2)
Outstanding checks in excess of deposits	195.9	58.3
Accrued expenses and other liabilities	(67.5)	(3.5)
Net cash (used in) provided by operating activities	(24.4)	157.8
Cash flows from investing activities:
Purchases of property, plant and equipment	(83.0)	(49.0)
Net cash paid for acquisitions	(12.2)	—
Proceeds from sale of property, plant and equipment	6.4	0.5
Net cash used in investing activities	(88.8)	(48.5)
Cash flows from financing activities:
Net borrowings (payments) under ABL Facility	256.2	(72.6)
Borrowing of Notes due 2027	—	1,060.0
Cash paid for debt issuance, extinguishment and modifications	—	(2.2)
Payments under finance lease obligations	(17.0)	(10.6)
Payments on financed property, plant and equipment	(0.5)	(1.4)
Cash paid for acquisitions	(136.3)	(1.0)
Proceeds from employee stock purchase plan	7.8	—
Proceeds from exercise of stock options	3.2	2.6
Cash paid for shares withheld to cover taxes	(4.2)	(7.6)
Net cash provided by financing activities	109.2	967.2
Net (decrease) increase in cash and restricted cash	(4.0)	1,076.5
Cash and restricted cash, beginning of period	431.8	25.4
Cash and restricted cash, end of period	$427.8	$1,101.9

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

(In millions)	As of December 26, 2020	As of June 27, 2020
Cash	$416.7	$420.7
Restricted cash(1)	11.1	11.1
Total cash and restricted cash	$427.8	$431.8

(1)	Restricted cash represents the amounts required by insurers to collateralize a part of the deductibles for the Company’s workers’ compensation and liability claims.

Supplemental disclosures of non-cash transactions are as follows:

(In millions)	Six Months Ended December 26, 2020	Six Months Ended December 28, 2019
Debt assumed through finance lease obligations	$80.0	$52.5
Purchases of property, plant and equipment, financed	0.2	1.3

Supplemental disclosures of cash flow information are as follows:

(In millions)	Six Months Ended December 26, 2020	Six Months Ended December 28, 2019
Cash paid (received) during the year for:
Interest	$71.1	$33.4
Income tax (refunds) payments, net	(118.3)	27.8

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Summary of Business Activities

Business Overview

Performance Food Group Company, through its subsidiaries, markets and distributes primarily national and company-branded food and food-related products to customer locations across the United States. The Company serves both of the major customer types in the restaurant industry: (i) independent customers, and (ii) multi-unit, or “Chain” customers, which include some of the most recognizable family and casual dining restaurant chains, as well as schools, business and industry locations, healthcare facilities, and retail establishments. The Company also specializes in distributing candy, snacks, beverages, cigarettes, other tobacco products, and other items nationally to vending distributors, big box retailers, theaters, convenience stores, travel providers, and hospitality providers.

The Company’s fiscal year ends on the Saturday nearest to June 30th. This will result in a 53-week year for fiscal 2021 compared to a 52-week year for fiscal 2020. References to “fiscal 2021” are to the 53-week period ended July 3, 2021 and references to “fiscal 2020” are to the 52-week period ended June 27, 2020.

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

We expect that COVID-19 could have a material adverse impact on our future results of operations and liquidity. However, the extent to which COVID-19 will affect our financial position, liquidity, and results of operations remains uncertain.

Accounts Receivable

Accounts receivable are comprised of trade receivables from customers in the ordinary course of business, are recorded at the invoiced amount, and primarily do not bear interest. Accounts receivable also includes other receivables primarily related to various rebate and promotional incentives with the Company’s suppliers. Receivables are recorded net of the allowance for credit losses on the accompanying consolidated balance sheets. The Company evaluates the collectability of its accounts receivable based on a combination of factors. The Company regularly analyzes its significant customer accounts, and when it becomes aware of a specific customer’s inability to meet its financial obligations to the Company, such as bankruptcy filings or deterioration in the customer’s operating results or financial position, the Company records a specific reserve for bad debt to reduce the related receivable to the amount it reasonably believes is collectible. The Company also records reserves for bad debt for other customers based on a variety of factors, including the length of time the receivables are past due, macroeconomic considerations, and historical experience. If circumstances related to specific customers change, the Company’s estimates of the recoverability of receivables could be further adjusted. Refer to Note 3. Recently Issued Accounting Pronouncements for further discussion of the Company’s adoption of Accounting Standards Update (“ASU”) 2016-13.

3.	Recently Issued Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and has issued subsequent amendments to this guidance. The pronouncement changes the impairment model for most financial assets and will require the use of an “expected loss” model for instruments measured at amortized cost. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. The Company adopted the new standard at the beginning of fiscal 2021. Companies are required to apply the standard using a modified retrospective approach, with a cumulative-effect adjustment recorded to beginning retained earnings on the effective date. The Company determined this update did not have a material impact on the Company’s consolidated financial statements upon adoption. Refer to Note 2. Summary of Significant Accounting Policies and Estimates for further discussion of the Company’s reserve for credit losses related to its accounts receivable.

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

The Company markets and distributes primarily national and company-branded food and food-related products to customer locations across the United States. The Foodservice segment supplies a “broad line” of products to its customers, including the Company’s performance brands and custom-cut meats and seafood, as well as products that are specific to each customer’s menu requirements. Vistar distributes candy, snacks, beverages, cigarettes, other tobacco products, and other products to various customer channels. The Company disaggregates revenue by product offerings and determined that disaggregating revenue at the segment level achieves the disclosure objective to depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. Refer to Note 13. Segment Information for external revenue by reportable segment.

The Company has customer contracts in which incentives are paid upfront to certain customers. These payments have become industry practice and are not related to financing the customer’s business, nor are they associated with any distinct good or service to be received from the customer. These incentive payments are capitalized and amortized over the life of the contract or the expected life of the customer relationship on a straight-line basis. The Company’s contract asset for these incentives totaled $15.7 million and $15.3 million as of December 26, 2020 and June 27, 2020, respectively.

5.	Business Combinations

During the first six months of fiscal 2021, the Company paid cash of $12.2 million for one acquisition. This acquisition did not materially affect the Company’s results of operations. There were no acquisitions during the first six months of fiscal 2020.

     The acquisition of Eby-Brown Company LLC (“Eby-Brown”) in fiscal 2019 included contingent consideration, including earnout payments in the event certain operating results are achieved during a defined post-closing period. As of June 27, 2020, the Company had accrued $191.2 million related to this contingent consideration. In the first quarter of fiscal 2021, the Company paid the first earnout payment of $185.6 million, which included $68.3 million as a financing activity cash outflow and $117.3 million as an operating activity cash outflow in the consolidated statement of cash flows for the six months ended December 26, 2020. As of December 26, 2020, the Company has accrued $6.3 million related to additional earnout payments. Earnout liabilities are measured using unobservable inputs that are considered a Level 3 measurement.

In fiscal 2020, the Company acquired Reinhart from Reyes Holdings, L.L.C. The Reinhart acquisition is reported in the Foodservice segment. Assets acquired and liabilities assumed were recognized at their respective fair values as of the acquisition date. In the first quarter of fiscal 2021, the Company paid a total of $67.3 million related to the final net working capital acquired, which is reflected as a financing activity cash outflow in the consolidated statement of cash flows for the six months ended December 26, 2020.

6.	Debt

The Company is a holding company and conducts its operations through its subsidiaries, which have incurred or guaranteed indebtedness as described below.

Debt consisted of the following:

(In millions)	As of December 26, 2020	As of June 27, 2020
ABL Facility	$966.2	$710.0
5.500% Notes due 2024	350.0	350.0
6.875% Notes due 2025	275.0	275.0
5.500% Notes due 2027	1,060.0	1,060.0
Less: Original issue discount and deferred financing costs	(34.4)	(38.1)
Long-term debt	2,616.8	2,356.9
Less: current installments	(109.0)	(107.6)
Total debt, excluding current installments	$2,507.8	$2,249.3

ABL Facility

PFGC, Inc. (“PFGC”), a wholly-owned subsidiary of the Company, is a party to the Fourth Amended and Restated Credit Agreement dated December 31, 2019 (as amended by the First Amendment to Fourth Amended and Restated Credit Agreement dated as of April 29, 2020 and the Second Amendment to Fourth Amended and Restated Credit Agreement dated as of May 15, 2020, the “ABL Facility”). The ABL Facility has an aggregate principal amount of $3.11 billion and matures December 30, 2024, of which $110 million is a 364-day maturity loan that is junior to the other obligations owed under the ABL Facility (“Additional Junior Term Loan”). The Second Amendment to the ABL Facility entered into on May 15, 2020 temporarily expanded the definition of accounts receivable and was effective only until delivery of the first Borrowing Base Certificate after November 30, 2020. Performance Food Group, Inc., a wholly-owned subsidiary of PFGC, is the lead borrower under the ABL Facility, which is jointly and severally guaranteed by, and secured by the majority of the assets of, PFGC and all material domestic direct and indirect wholly-owned subsidiaries of PFGC (other than captive insurance subsidiaries and other excluded subsidiaries). Availability for loans and letters of credit under the ABL Facility is governed by a borrowing base, determined by the application of specified advance rates against eligible assets, including trade accounts receivable, inventory, owned real properties, and owned transportation equipment. The borrowing base is reduced quarterly by a cumulative fraction of the real properties and transportation equipment values. Advances on accounts receivable and inventory are subject to change based on periodic commercial finance examinations and appraisals, and the real property and transportation equipment values included in the borrowing base are subject to change based on periodic appraisals. Audits and appraisals are conducted at the direction of the administrative agent for the benefit and on behalf of all lenders.

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

The following table summarizes outstanding borrowings, availability, and the average interest rate under the ABL Facility:

(Dollars in millions)	As of December 26, 2020	As of June 27, 2020
Aggregate borrowings	$966.2	$710.0
Letters of credit under ABL Facility	171.7	139.6
Excess availability, net of lenders’ reserves of $60.1 and $64.9	1,456.1	1,712.2
Average interest rate	2.44%	2.85%

Letters of Credit Facility

The Continuing Agreement for Letters of Credit entered into on August 9, 2018 by Performance Food Group, Inc. and PFGC was an uncommitted facility that provided for the issuance of letters of credit in an aggregate amount not to exceed $40.0 million. The Continuing Agreement for Letters of Credit was effective until September 30, 2020.

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

Certain of the leases for tractors, trailers, and other vehicles and equipment provide for residual value guarantees to the lessors. Circumstances that would require the subsidiary to perform under the guarantees include either (1) default on the leases with the leased assets being sold for less than the specified residual values in the lease agreements, or (2) decisions not to purchase the assets at the end of the lease terms combined with the sale of the assets, with sales proceeds less than the residual value of the leased assets specified in the lease agreements. Residual value guarantees under these operating lease agreements typically range between 6% and 16% of the value of the leased assets at inception of the lease. These leases have original terms ranging from 5 to 7 years and are set to expire at various dates through 2027. As of December 26, 2020, the undiscounted maximum amount of potential future payments for lease residual value guarantees totaled approximately $21.9 million, which would be mitigated by the fair value of the leased assets at lease expiration.

The following table presents the location of lease costs in the Company consolidated statement of operations for the three and six months ended December 26, 2020 and December 28, 2019 (in millions):

		Three Months Ended		Six Months Ended
Lease Cost	Statement of Operations Location	December 26, 2020	December 28, 2019	December 26, 2020	December 28, 2019
Finance lease cost:
Amortization of finance lease assets	Operating expenses	$8.6	$5.8	$15.8	$10.5
Interest on lease liabilities	Interest expense	3.0	2.7	6.0	4.9
Total finance lease cost		$11.6	$8.5	$21.8	$15.4
Operating lease cost	Operating expenses	27.5	26.7	55.3	54.8
Short-term lease cost	Operating expenses	3.9	5.6	9.0	11.5
Total lease cost		$43.0	$40.8	$86.1	$81.7

Supplemental cash flow information related to leases for the period reported is as follows (in millions):

(In millions)	Six Months Ended December 26, 2020	Six Months Ended December 28, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$50.6	$53.3
Operating cash flows from finance leases	6.0	4.9
Financing cash flows from finance leases	17.0	10.6
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	38.6	11.1
Finance leases	80.0	52.5

Future minimum lease payments under non-cancelable leases as of December 26, 2020 are as follows (in millions):

Fiscal Year	Operating Leases	Finance Leases
Remainder of 2021	$51.7	$26.4
2022	91.4	52.0
2023	75.8	50.9
2024	57.3	50.1
2025	43.2	45.9
Thereafter	226.4	101.7
Total future minimum lease payments	$545.8	$327.0
Less: Interest	102.8	48.0
Present value of future minimum lease payments	$443.0	$279.0

As of December 26, 2020, the Company has additional operating leases that have not yet commenced which total $38.5 million in future minimum lease payments. These leases relate to warehouse leases and are expected to commence in the third quarter of fiscal 2021 and first quarter of fiscal 2022 with lease terms of 10 to 15 years.

8.	Fair Value of Financial Instruments

The carrying values of cash, accounts receivable, outstanding checks in excess of deposits, trade accounts payable, and accrued expenses approximate their fair values because of the relatively short maturities of those instruments. The derivative assets and liabilities are recorded at fair value on the balance sheet. The fair value of long-term debt, which has a carrying value of $2,616.8 million and $2,356.9 million, is $2,726.5 million and $2,402.0 million at December 26, 2020 and June 27, 2020, respectively, and is determined by reviewing current market pricing related to comparable debt issued at the time of the balance sheet date, and is considered a Level 2 measurement.

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

The Company’s effective tax rate was 29.2% for the three months ended December 26, 2020 and 24.2% for the three months ended December 28, 2019. The Company’s effective tax rate was 26.2% for the six months ended December 26, 2020 and 23.1% for the six months ended December 28, 2019. The effective tax rate varies from the 21% statutory rate primarily due to state taxes, federal credits and other permanent items compared to book income. The effective tax rates for periods ended December 26, 2020 differed from the prior year periods due to the increase of state taxes and non-deductible expenses as a percentage of book income, which was significantly lower than the book income for the same period of fiscal 2020. The excess tax benefit of exercised and vested stock awards is treated as a discrete item.

As of December 26, 2020 and June 27, 2020, the Company had net deferred tax assets of $183.8 million and $186.2 million, respectively, and deferred tax liabilities of $295.6 million and $301.8 million, respectively. As of June 27, 2020, the Company had established a valuation allowance of $0.7 million, net of federal benefit, against deferred tax assets related to certain net operating losses which are not likely to be realized due to limitations on utilization. There was no change in the valuation allowance as of December 26, 2020. The Company believes that it is more likely than not that the remaining deferred tax assets will be realized.

The Company records a liability for Uncertain Tax Positions in accordance with FASB ASC 740-10-25, Income Taxes – General – Recognition. As of December 26, 2020 and June 27, 2020, the Company had approximately $0.5 million and $0.5 million of unrecognized tax benefits, respectively. It is reasonably possible that a decrease of approximately $0.2 million in the balance of unrecognized tax benefits may occur within the next twelve months primarily due to statute of limitations expirations, that, if recognized, would affect the effective tax rate.

10.	Commitments and Contingencies

Purchase Obligations

The Company had outstanding contracts and purchase orders for capital projects and services totaling $28.3 million at December 26, 2020. Amounts due under these contracts were not included on the Company’s consolidated balance sheet as of December 26, 2020. Subsequent to December 26, 2020, the Company entered into additional contracts totaling $20.5 million.

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

U.S. Equal Employment Opportunity Commission Lawsuit. In March 2009, the Baltimore Equal Employment Opportunity Commission (“EEOC”) Field Office served the Company with company-wide (excluding, however, our Vistar and Roma Foodservice operations) subpoenas relating to alleged violations of the Equal Pay Act and Title VII of the Civil Rights Act (“Title VII”), seeking certain information from January 1, 2004 to a specified date in the first quarter of fiscal 2009. In August 2009, the EEOC moved to enforce the subpoenas in federal court in Maryland, and the Company opposed the motion. In February 2010, the court ruled that the subpoena related to the Equal Pay Act investigation was enforceable company-wide but on a narrower scope of data than the original subpoena sought (the court ruled that the subpoena was applicable to the transportation, logistics, and warehouse functions of the Company’s broadline distribution centers only and not to the Company’s PFG Customized distribution centers). The Company cooperated with the EEOC on the production of information. In September 2011, the EEOC notified the Company that the EEOC was terminating the investigation into alleged violations of the Equal Pay Act. In determinations issued in September 2012 by the EEOC with respect to the charges on which the EEOC had based its company-wide investigation, the EEOC concluded that the Company engaged in a pattern of denying hiring and promotion to a class of female applicants and employees into certain positions within the transportation, logistics, and warehouse functions within the Company’s broadline division in violation of Title VII. In June 2013, the EEOC filed suit in federal court in Baltimore against the Company. The litigation concerned two issues: (1) whether the Company unlawfully engaged in an ongoing pattern and practice of failing to hire female applicants into operations positions; and (2) whether the Company unlawfully failed to promote one of the three individuals who filed charges with the EEOC because of her gender. The EEOC sought the following relief in the lawsuit: (1) to permanently enjoin the Company from denying employment to female applicants because of their sex and denying promotions to female employees because of their sex; (2) a court order mandating that the Company institute and carry out policies, procedures, practices and programs which provide equal employment opportunities for females; (3) back pay with prejudgment interest and compensatory damages for a former female employee and an alleged class of aggrieved female applicants; (4) punitive damages; and (5) costs. The court bifurcated the litigation into two phases. In the first phase, the jury was to decide whether the Company engaged in a gender-based pattern and practice of discrimination and the individual claims of one former employee. If the EEOC prevailed on all counts in the first phase, no monetary relief would be awarded, except possibly for the single individual’s claims, which would be immaterial. The remaining individual claims would then be tried in the second phase.

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

The parties filed cross motions for summary judgment, and on March 18, 2020, the court denied both parties’ motions. Because the hiring practices of the Company have changed significantly over the past several years, the Company engaged in settlement discussions with the EEOC. On December 16, 2020, the EEOC and the Company entered into a consent decree, which resolves the litigation. The court approved the consent decree on December 16, 2020. The Company previously accrued an amount deemed immaterial to the consolidated financial statements related to the settlement payment the Company agreed to make as part of the consent decree.

JUUL Labs, Inc. Marketing Sales Practices, and Products Liability Litigation.  In October 2019, a Multidistrict Litigation action (“MDL”) was initiated in order to centralize litigation against JUUL Labs, Inc. (“JUUL”) and other parties in connection with JUUL’s e-cigarettes and related devices and components in the United States District Court for the Northern District of California. On March 11, 2020, counsel for plaintiffs and the Plaintiffs’ Steering Committee filed a Master Complaint in the MDL naming, among several other entities and individuals including JUUL, Altria Group, Inc., Philip Morris USA, Inc., Altria Client Services LLC, Altria Group Distribution Company, Altria Enterprises LLC, certain members of management and/or individual investors in JUUL, various e-liquid manufacturers, and various retailers, including the Company’s subsidiary Eby-Brown, as a defendant.  The Master Complaint also named additional distributors of JUUL products (collectively with Eby-Brown the “Distributor Defendants”).  The Master Complaint contains various state law claims and alleges that the Distributor Defendants: (1) failed to disclose JUUL’s nicotine contents or the risks associated; (2) pushed a product designed for a youth market; (3) engaged with JUUL in planning and marketing its product in a manner designed to maximize the flow of JUUL products; (4) met with JUUL management in San Francisco, California to further these business dealings; and (5) received incentives and business development funds for marketing and efficient sales. Individual plaintiffs may also file separate and abbreviated Short Form Complaints (“SFC”) that incorporate the allegations in the Master Complaint. JUUL and Eby-Brown are parties to a Domestic Wholesale Distribution Agreement dated March 10, 2020, and JUUL has agreed to defend and indemnify Eby-Brown under the terms of that agreement and is paying Eby-Brown’s outside counsel fees directly.

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

The court has also entered an order governing the selection of bellwether plaintiffs and setting key discovery and other deadlines in the litigation. Bellwether trials are test cases generally intended to try a contested issue common to several plaintiffs in mass tort litigation. The results of these proceedings are used to shape the litigation process for the remaining cases and to aid the parties in assessing potential settlement values of the remaining claims. Here, the court authorized a pool of twenty-four bellwether plaintiffs, with plaintiffs selecting six cases, the combined defendants selecting six cases, and the court selecting twelve cases at random. The court and the parties have completed the bellwether selection process, and fact discovery concerning the pool of twenty-four cases is scheduled to close in April 2021, at which time the parties will submit confidential briefs explaining which cases they view best for trial. The court will then select the four bellwether trial cases and additional discovery will be conducted in those cases. The first bellwether trial has been set for February 22, 2022 with the remaining three trials set for the second and third calendar quarters of 2022.

On September 3, 2020, the Cherokee Nation filed a parallel lawsuit in Oklahoma state court against several entities including JUUL, e-liquid manufacturers, various retailers, and various distributors, including the Company’s subsidiary, Eby-Brown, alleging similar claims to the claims at issue in the MDL (the “Oklahoma Litigation”). The defendants in the Oklahoma Litigation attempted to transfer the case into the MDL, but a federal court in Oklahoma remanded the case to Oklahoma state court before the Judicial Panel on Multidistrict Litigation effectuated the transfer of the MDL, which means the Oklahoma Litigation is no longer eligible for transfer to the MDL. The indemnity JUUL has provided to Eby-Brown also applies to the Oklahoma Litigation. Eby-Brown filed a motion to dismiss the Oklahoma Litigation for lack of personal jurisdiction on January 29, 2021.

At this time, the Company is unable to predict whether FDA will approve JUUL’s PMTA, nor is the Company able to estimate any potential loss or range of loss in the event of an adverse finding against it in the MDL and/or the Oklahoma Litigation. The Company will continue to vigorously defend itself.

Tax Liabilities

The Company is subject to customary audits by authorities in the jurisdictions where it conducts business in the United States, which may result in assessments of additional taxes.

11.	Related-Party Transactions

The Company participates in and has an equity method investment in a purchasing alliance that was formed to obtain better pricing, to expand product options, to reduce internal costs, and to achieve greater inventory turnover. The Company’s investment in the purchasing alliance was $4.8 million as of December 26, 2020 and $3.5 million as of June 27, 2020. For the three-month periods ended December 26, 2020 and December 28, 2019, the Company recorded purchases of $264.4 million and $244.2 million, respectively, through the purchasing alliance. During the six-month periods ended December 26, 2020 and December 28, 2019, the Company recorded purchases of $508.1 million and $498.4 million, respectively, through the purchasing alliance.

12.	Earnings Per Common Share

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is calculated using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. The Company’s potential common shares include outstanding stock-based compensation awards and expected issuable shares under the employee stock purchase plan. The three and six months ended December 28, 2019 potential common shares also include the impact of the equity forward the Company entered into in the second quarter of fiscal 2020. In computing diluted earnings per share, the average closing stock price for the period is used in determining the number of shares assumed to be purchased with the assumed proceeds under the treasury stock method. Potential common shares of 0.3 million and 0.5 million for the three and six months ended December 26, 2020, respectively, and 0.1 million and 0.1 million for the three and six months ended December 28, 2019, respectively, were not included in computing diluted earnings per common share because the effect would have been antidilutive.

A reconciliation of the numerators and denominators for the basic and diluted earnings per common share computations is as follows:

(In millions, except per share amounts)	Three Months Ended December 26, 2020	Three Months Ended December 28, 2019	Six Months Ended December 26, 2020	Six Months Ended December 28, 2019
Numerator:
Net Income	$17.6	$41.2	$16.9	$77.3
Denominator:
Weighted-average common shares outstanding	132.0	104.3	131.9	104.2
Dilutive effect of potential common shares	1.2	2.1	1.0	2.0
Weighted-average dilutive shares outstanding	133.2	106.4	132.9	106.2
Basic earnings per common share	$0.13	$0.39	$0.13	$0.74
Diluted earnings per common share	$0.13	$0.39	$0.13	$0.73

13.Segment Information

The Company has two reportable segments: Foodservice and Vistar. The Foodservice segment markets and distributes food and food-related products to independent restaurants, Chain restaurants, and other institutional “food-away-from-home” locations. Foodservice offers a “broad line” of products, including custom-cut meat and seafood, as well as products that are specific to our customer’s menu requirements. The Vistar segment distributes candy, snacks, beverages, cigarettes, other tobacco products, and other products to customers in the vending, office coffee services, theater, retail, hospitality, convenience store, and other channels. Intersegment sales represent sales between the segments, which are eliminated in consolidation. Management evaluates the performance of each operating segment based on various operating and financial metrics, including total sales and EBITDA.

Corporate & All Other is comprised of corporate overhead and certain operations that are not considered separate reportable segments based on their size. This includes the operations of the Company’s internal logistics unit responsible for managing and allocating inbound logistics revenue and expense.

(In millions)	Foodservice	Vistar	Corporate & All Other	Eliminations	Consolidated
For the three months ended December 26, 2020
Net external sales	$4,885.7	$1,954.1	$5.4	$—	$6,845.2
Inter-segment sales	1.7	0.7	90.0	(92.4)	—
Total sales	4,887.4	1,954.8	95.4	(92.4)	6,845.2
Depreciation and amortization	62.7	14.3	7.2	—	84.2
Capital expenditures	12.9	24.9	4.4	—	42.2
For the three months ended December 28, 2019
Net external sales	$3,843.9	$2,218.6	$6.1	$—	$6,068.6
Inter-segment sales	3.5	0.6	72.5	(76.6)	—
Total sales	3,847.4	2,219.2	78.6	(76.6)	6,068.6
Depreciation and amortization	25.8	11.5	6.5	—	43.8
Capital expenditures	8.1	12.8	5.3	—	26.2

(In millions)	Foodservice	Vistar	Corporate & All Other	Eliminations	Consolidated
For the six months ended December 26, 2020
Net external sales	$9,920.4	$3,959.9	$11.7	$—	$13,892.0
Inter-segment sales	3.4	1.2	184.6	(189.2)	—
Total sales	9,923.8	3,961.1	196.3	(189.2)	13,892.0
Depreciation and amortization	124.5	26.0	15.8	—	166.3
Capital expenditures	20.0	54.8	8.2	—	83.0
For the six months ended December 28, 2019
Net external sales	$7,770.9	$4,529.1	$11.6	$—	$12,311.6
Inter-segment sales	7.4	1.2	147.0	(155.6)	—
Total sales	7,778.3	4,530.3	158.6	(155.6)	12,311.6
Depreciation and amortization	50.4	23.1	13.0	—	86.5
Capital expenditures	16.3	21.5	11.2	—	49.0

EBITDA for each reportable segment and Corporate & All Other is presented below along with a reconciliation to consolidated income before taxes.

	Three Months Ended		Six Months Ended
	December 26, 2020	December 28, 2019	December 26, 2020	December 28, 2019
Foodservice EBITDA	$155.3	$113.6	$311.5	$217.6
Vistar EBITDA	38.7	56.6	50.4	108.1
Corporate & All Other EBITDA	(46.8)	(45.7)	(95.8)	(95.0)
Depreciation and amortization	(84.2)	(43.8)	(166.3)	(86.5)
Interest expense	(38.1)	(26.4)	(76.9)	(43.7)
Income before taxes	$24.9	$54.3	$22.9	$100.5

Total assets by reportable segment, excluding intercompany receivables between segments, are as follows:

(In millions)	As of December 26, 2020	As of June 27, 2020
Foodservice	$5,341.9	$5,529.1
Vistar	1,475.9	1,385.4
Corporate & All Other	675.9	805.2
Total assets	$7,493.7	$7,719.7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Company has two reportable segments: Foodservice and Vistar. Our Foodservice segment distributes a broad line of national brands, customer brands, and our proprietary-branded food and food-related products, or “Performance Brands.” Foodservice sells to independent and multi-unit “Chain” restaurants and other institutions such as schools, healthcare facilities, business and industry locations, and retail establishments. Our Chain customers are multi-unit restaurants with five or more locations and include some of the most recognizable family and casual dining restaurant chains. Our Vistar segment specializes in distributing candy, snacks, beverages, cigarettes, other tobacco products, and other items nationally to vending, office coffee service, theater, retail, hospitality, convenience, and other channels. We believe that there are substantial synergies across our segments. Cross-segment synergies include procurement, operational best practices such as the use of new productivity technologies, and supply chain and network optimization, as well as shared corporate functions such as accounting, treasury, tax, legal, information systems, and human resources.

Key Factors Affecting Our Business

We believe that our short-term performance has been, and is expected to continue to be, adversely affected by the COVID-19 pandemic.

In response to the rapid spread of COVID-19 across the country, federal, state, and local governments have implemented measures to reduce the spread of COVID-19, including travel bans and restrictions, quarantines, shelter in place orders, shutdowns, and social distancing requirements. These measures have adversely affected workforces, suppliers, customers, consumer sentiment, economies, and financial markets, and, along with decreased consumer spending, have led to an economic downturn in many of our markets.

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

During the first half of fiscal 2021, we continued to experience the adverse impact of COVID-19 on our operations, including significant decreases in sales. Despite these difficulties, we have taken steps to ensure a strong financial position, including steps to maintain financial liquidity, forging new customer relationships, supporting restaurant customers with the transition to higher volumes of take-out and delivery, and other means.

Although we believe we have taken prudent measures to maintain our financial liquidity and support our business, the impacts of COVID-19 have had, and are expected to continue to have, an adverse impact on numerous aspects of our business, financial condition, and results of operations including, but not limited to, our growth, product costs, liquidity, supply chain, labor, logistics, and customer demand for our products. Additionally, the impacts of COVID-19 have had, and are expected to continue to have, an adverse effect generally on consumer spending, industry demand, and the global economy and financial markets generally. Furthermore, we cannot predict the duration of the COVID-19 pandemic or future governmental regulations or legislation that may be passed as a result of ongoing or future COVID-19 outbreaks. The continued impact of COVID-19 and the enactment of additional governmental regulations and restrictions may further adversely impact the global economy, the restaurant industry, and our business specifically, despite prior or future actions taken by the Company.

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

Results of Operations, EBITDA, and Adjusted EBITDA

The following table sets forth a summary of our results of operations, EBITDA, and Adjusted EBITDA for the periods indicated (in millions, except per share data):

	Three Months Ended
	December 26, 2020	December 28, 2019	Change	%
Net sales	$6,845.2	$6,068.6	$776.6	12.8
Cost of goods sold	6,034.1	5,357.4	676.7	12.6
Gross profit	811.1	711.2	99.9	14.0
Operating expenses	750.2	630.7	119.5	18.9
Operating profit	60.9	80.5	(19.6)	(24.3)
Other expense, net
Interest expense	38.1	26.4	11.7	44.3
Other, net	(2.1)	(0.2)	(1.9)	NM
Other expense, net	36.0	26.2	9.8	37.4
Income before income taxes	24.9	54.3	(29.4)	(54.1)
Income tax expense	7.3	13.1	(5.8)	(44.3)
Net income	$17.6	$41.2	$(23.6)	(57.3)
EBITDA	$147.2	$124.5	$22.7	18.2
Adjusted EBITDA	$158.0	$142.9	$15.1	10.6
Weighted-average common shares outstanding:
Basic	132.0	104.3	27.7	26.6
Diluted	133.2	106.4	26.8	25.2
Earnings per common share:
Basic	$0.13	$0.39	$(0.26)	(66.7)
Diluted	$0.13	$0.39	$(0.26)	(66.7)

	Six Months Ended
	December 26, 2020	December 28, 2019	Change	%
Net sales	$13,892.0	$12,311.6	$1,580.4	12.8
Cost of goods sold	12,265.4	10,889.0	1,376.4	12.6
Gross profit	1,626.6	1,422.6	204.0	14.3
Operating expenses	1,529.9	1,278.6	251.3	19.7
Operating profit	96.7	144.0	(47.3)	(32.8)
Other expense, net
Interest expense	76.9	43.7	33.2	76.0
Other, net	(3.1)	(0.2)	(2.9)	NM
Other expense, net	73.8	43.5	30.3	69.7
Income before income taxes	22.9	100.5	(77.6)	(77.2)
Income tax expense	6.0	23.2	(17.2)	(74.1)
Net income	$16.9	$77.3	$(60.4)	(78.1)
EBITDA	$266.1	$230.7	$35.4	15.3
Adjusted EBITDA	$293.2	$270.6	$22.6	8.4
Weighted-average common shares outstanding:
Basic	131.9	104.2	27.7	26.6
Diluted	132.9	106.2	26.7	25.1
Earnings per common share:
Basic	$0.13	$0.74	$(0.61)	(82.4)
Diluted	$0.13	$0.73	$(0.60)	(82.2)

We believe that the most directly comparable GAAP measure to EBITDA and Adjusted EBITDA is net income. The following table reconciles EBITDA and Adjusted EBITDA to net income for the periods presented:

	Three Months Ended		Six Months Ended
	December 26, 2020	December 28, 2019	December 26, 2020	December 28, 2019
	(In millions)		(In millions)
Net income	$17.6	$41.2	$16.9	$77.3
Interest expense	38.1	26.4	76.9	43.7
Income tax (benefit) expense	7.3	13.1	6.0	23.2
Depreciation	54.9	35.1	107.7	69.0
Amortization of intangible assets	29.3	8.7	58.6	17.5
EBITDA	147.2	124.5	266.1	230.7
Non-cash items (1)	7.1	5.7	18.1	12.7
Acquisition, integration and reorganization (2)	4.9	12.2	9.4	23.8
Productivity initiatives and other adjustment items (3)	(1.2)	0.5	(0.4)	3.4
Adjusted EBITDA	$158.0	$142.9	$293.2	$270.6

(1)

Includes adjustments for non-cash charges arising from stock-based compensation and gain/loss on disposal of assets. Stock-based compensation expense was $7.6 million and $4.4 million for the second quarters of fiscal 2021 and fiscal 2020, respectively, and $12.3 million and $8.8 million in the first six months of fiscal 2021 and fiscal 2020, respectively. In addition, this includes an increase in the last-in-first-out (“LIFO”) reserve of $2.3 million for Foodservice and a decrease of $3.1 million for Vistar for the second quarter of fiscal 2021 compared to increases of $0.4 million for Foodservice and $0.7 million for Vistar for the second quarter of fiscal 2020. The LIFO reserve increased $7.4 million for Foodservice and $0.5 million for Vistar for the first six months of fiscal 2021 compared to increases of $2.0 million for Foodservice and $1.7 million for Vistar for the first six months fiscal 2020.

(2)	Includes professional fees and other costs related to acquisitions, costs of integrating certain of our facilities, and facility closing costs.
(3)

Consists primarily of amounts related to fuel collar derivatives, certain financing transactions, lease amendments, legal settlements and franchise tax expense, and other adjustments permitted by our ABL Facility and indentures.

Consolidated Results of Operations

Three and six months ended December 26, 2020 compared to the three and six months ended December 28, 2019

Net Sales

Net sales growth is a function of case growth, pricing (which is primarily based on product inflation/deflation), and a changing mix of customers, channels, and product categories sold. Net sales increased $776.6 million, or 12.8%, for the second quarter of fiscal 2021 compared to the second quarter of fiscal 2020 and increased $1,580.4 million, or 12.8%, for the first six months of fiscal 2021 compared to the first six months of fiscal 2020. The increase in net sales was primarily attributable to the acquisition of Reinhart, which contributed $1,348.0 million and $2,805.5 million of net sales during the second quarter and first six months of fiscal 2021, respectively. Case volume increased 8.4% and 8.7% in the second quarter and first six months of fiscal 2021, respectively, compared to the same periods of fiscal 2020. Excluding the impact of the Reinhart acquisition, case volume declined 16.9% and 17.2% in the second quarter and first six months of fiscal 2021, respectively, compared to the same periods of fiscal 2020 due primarily to the effects of COVID-19.

Gross Profit

Gross profit increased $99.9 million, or 14.0%, for the second quarter of fiscal 2021 compared to the second quarter of fiscal 2020 and increased $204.0 million, or 14.3%, for the first six months of fiscal 2021 compared to the first six months of fiscal 2020. The acquisition of Reinhart contributed an increase in gross profit of $181.3 million and $379.2 million for the second quarter and first six months of fiscal 2021, respectively.

Gross profit was negatively impacted by a decline in organic case volume and increases in inventory write-offs. For the second quarter and first six months of fiscal 2021, the Company recorded a total of $7.0 million and $19.0 million of inventory write-offs, respectively. These increases of $1.9 million and $7.6 million for the second quarter and first six months of fiscal 2021, respectively, compared to the prior year periods were primarily a result of the current economic environment due to COVID-19. Gross profit as a percentage of net sales was 11.8% for the second quarter of fiscal 2021 compared to 11.7% for the second quarter of fiscal 2020, and 11.7% for the first six months of fiscal 2021 compared to 11.6% for the first six months of fiscal 2020.

Operating Expenses

Operating expenses increased $119.5 million, or 18.9%, for the second quarter of fiscal 2021 compared to the second quarter of fiscal 2020 and increased $251.3 million, or 19.7%, for the first six months of fiscal 2021 compared to the first six months of fiscal 2020. The increase in operating expenses for both the second quarter and first six months of fiscal 2021 was primarily driven by the acquisition of Reinhart. Reinhart contributed $144.7 million and $300.2 million of operating expenses, excluding depreciation and amortization, for the second quarter and first six months of fiscal 2021, respectively. For both the second quarter and first six months of fiscal 2021, excluding the impact of Reinhart operating expenses, the Company decreased its operating expenses related to personnel expenses, fuel expense, insurance expense, travel expenses, professional fees, and contingent consideration accretion expense compared to the prior year periods. In the second quarter of fiscal 2021, personnel expenses related to medical benefits and workers compensation insurance expense decreased $11.8 million as a result of reduced headcount, a seasoned workforce and a reduction in claims experience. In the second quarter and first six months of fiscal 2021, the Company recorded benefits of $0.8 million and $3.4 million, respectively, related to reserves for expected credit losses as compared to bad debt expense of $4.9 million and $8.5 million for the second quarter and first six months of fiscal 2020, respectively.

Depreciation and amortization of intangible assets increased from $43.8 million in the second quarter of fiscal 2020 to $84.2 million in the second quarter of fiscal 2021. Depreciation and amortization of intangible assets increased from $86.5 million for the first six months of fiscal 2020 to $166.3 million in the first six months of fiscal 2021. Depreciation of fixed assets increased as a result of the Reinhart acquisition.

Net Income

Net income decreased $23.6 million, or 57.3%, for the second quarter of fiscal 2021 compared to the second quarter of fiscal 2020. Net income decreased $60.4 million, or 78.1%, for the first six months of fiscal 2021 compared to the first six months of fiscal 2020. The decrease in net income was primarily attributable to the impact of COVID-19 on our operations, the increase in operating expenses discussed above, and an increase in interest expense. The increase in interest expense was primarily the result of an increase in average borrowings outstanding during fiscal 2021 compared to the prior year period.

The Company reported income tax expense of $7.3 million and $6.0 million for the second quarter and first six months of fiscal 2021, respectively, compared to income tax expense of $13.1 million and $23.2 million for the second quarter and first six months of fiscal 2020. Our effective tax rates for the second quarter and first six months of fiscal 2021 were 29.2% and 26.2%, respectively, compared to 24.2% and 23.1% for the three and six months ended December 28, 2019. The effective tax rates for the second quarter and first six months of fiscal 2021 increased from the prior year periods primarily due to the increase of state taxes and non-deductible expenses as a percentage of book income, which was significantly lower than the book income for the prior year periods.

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

The following tables set forth net sales and EBITDA by segment for the periods indicated (dollars in millions):

Net Sales

	Three Months Ended
	December 26, 2020	December 28, 2019	Change	%
Foodservice	$4,887.4	$3,847.4	$1,040.0	27.0
Vistar	1,954.8	2,219.2	(264.4)	(11.9)
Corporate & All Other	95.4	78.6	16.8	21.4
Intersegment Eliminations	(92.4)	(76.6)	(15.8)	(20.6)
Total net sales	$6,845.2	$6,068.6	$776.6	12.8

	Six Months Ended
	December 26, 2020	December 28, 2019	Change	%
Foodservice	$9,923.8	$7,778.3	$2,145.5	27.6
Vistar	3,961.1	4,530.3	(569.2)	(12.6)
Corporate & All Other	196.3	158.6	37.7	23.8
Intersegment Eliminations	(189.2)	(155.6)	(33.6)	(21.6)
Total net sales	$13,892.0	$12,311.6	$1,580.4	12.8

EBITDA

	Three Months Ended
	December 26, 2020	December 28, 2019	Change	%
Foodservice	$155.3	$113.6	$41.7	36.7
Vistar	38.7	56.6	(17.9)	(31.6)
Corporate & All Other	(46.8)	(45.7)	(1.1)	(2.4)
Total EBITDA	$147.2	$124.5	$22.7	18.2

	Six Months Ended
	December 26, 2020	December 28, 2019	Change	%
Foodservice	$311.5	$217.6	$93.9	43.2
Vistar	50.4	108.1	(57.7)	(53.4)
Corporate & All Other	(95.8)	(95.0)	(0.8)	(0.8)
Total EBITDA	$266.1	$230.7	$35.4	15.3

Segment Results—Foodservice

Three and six months ended December 26, 2020 compared to the three and six months ended December 28, 2019

Net Sales

Net sales for Foodservice increased $1,040.0 million, or 27.0%, from the second quarter of fiscal 2020 to the second quarter of fiscal 2021 and increased $2,145.5 million, or 27.6%, from the first six months of fiscal 2020 to the first six months of fiscal 2021. This increase in net sales was driven by the Reinhart acquisition, as well as an increase in selling price per case as a result of inflation. Reinhart contributed $1,348.0 million and $2,805.5 million of net sales during the second quarter and first six months of fiscal 2021, respectively. The Reinhart acquisition also expanded business with independent customers, resulting in independent case growth of approximately 26.5% in the second quarter and 27.3% for the first six months of fiscal 2021, compared to the prior year periods. Excluding the impact of Reinhart, independent cases declined 5.0% in the second quarter and 5.6% in the first six months of fiscal 2021, compared to the prior year periods. The decline in independent cases was driven by the impact of COVID-19 on the restaurant industry. For the quarter, independent sales as a percentage of total Foodservice segment sales were 33.9%.

EBITDA

EBITDA for Foodservice increased $41.7 million, or 36.7%, from the second quarter of fiscal 2020 to the second quarter of fiscal 2021 and increased $93.9 million, or 43.2%, from the first six months of fiscal 2020 to the first six months of fiscal 2021. These increases were the result of an increase in gross profit, partially offset by an increase in operating expenses excluding depreciation and amortization. Gross profit increased 29.7% in the second quarter of fiscal 2021 and 31.4% in the first six months of fiscal 2021, compared to the prior year periods, driven by the Reinhart acquisition which contributed an increase in gross profit of $181.3 million and $379.2 million for the second quarter and first six months of fiscal 2021, respectively. The increases were partially offset by the decline in independent case volume and net sales discussed above.

Operating expenses excluding depreciation and amortization for Foodservice increased by $104.2 million, or 27.5%, from the second quarter of fiscal 2020 to the second quarter of fiscal 2021 and increased by $217.2 million, or 28.1%, from the first six months of fiscal 2020 to the first six months of fiscal 2021. Operating expenses increased primarily as a result of the acquisition of Reinhart, which contributed $138.1 million and $286.2 million of operating expenses for the second quarter and first six months of fiscal 2021, respectively. Excluding the impact of Reinhart operating expenses, operating expense declined due to the decreased sales volume and reduced personnel expenses as compared to the prior year periods. Operating expenses also experienced decreases in fuel expenses of $7.0 million and $14.3 million and decreases in insurance expense of $8.1 million and $8.5 million during the second quarter and first six months of fiscal 2021, respectively, compared to the prior year periods. In the second quarter and first six months of fiscal 2021, Foodservice recorded benefits of $1.9 million and $8.0 million, respectively, related to reserves for expected credit losses as compared to bad debt expense of $3.3 million and $6.1 million for the second quarter and first six months of fiscal 2020.

Depreciation and amortization of intangible assets recorded in this segment increased from $25.8 million in the second quarter of fiscal 2020 to $62.7 million in the second quarter of fiscal 2021 and increased from $50.4 million in the first six months of fiscal 2020 to $124.5 million in the first six months of fiscal 2021. Depreciation of fixed assets and amortization of intangible assets increased as a result of the acquisition of Reinhart. Total depreciation and amortization related to the acquisition of Reinhart was $36.9 million for the second quarter of fiscal 2021 and $72.6 million for the six months ended December 26, 2020. These increases were offset by fully depreciated assets.

Segment Results—Vistar

Three and six months ended December 26, 2020 compared to the three and six months ended December 28, 2019

Net Sales

Net sales for Vistar declined $264.4 million, or 11.9%, from the second quarter of fiscal 2020 to the second quarter of fiscal 2021 and declined $569.2 million, or 12.6%, from the first six months of fiscal 2020 to the first six months of fiscal 2021. Net sales for the second quarter and first six months of fiscal 2021 includes $281.4 million and $586.7 million, respectively, related to tobacco excise taxes, as compared to $267.3 million and $559.0 million for the prior year periods. The decrease in net sales was driven primarily by the continued economic effects of the COVID-19 pandemic. Due to the various initiatives to slow the spread of COVID-19, there have been significant declines in the theater, vending, office coffee service, office supply, hospitality, and travel channels for the first six months of fiscal 2021, which are likely to continue as long as social distancing guidelines remain in place. The declines in the theater channel are expected to remain significant, as many theaters have temporarily suspended operations due to the lack of releases of new films.

EBITDA

EBITDA for Vistar declined $17.9 million, or 31.6%, from the second quarter of fiscal 2020 to the second quarter of fiscal 2021 and declined $57.7 million, or 53.4%, from the first six months of fiscal 2020 to the first six months of fiscal 2021. Gross profit declined $45.3 million, or 21.2%, for the second quarter fiscal 2021 and $106.8 million, or 25.4%, for the first six months of fiscal 2021 compared to the respective prior year periods, driven by the effects of COVID-19 described above. Additionally, for the second quarter and first six months of fiscal 2021, Vistar recorded $2.2 million and $6.0 million of inventory write-offs, respectively. These increases of $2.2 million and $5.0 million for the second quarter and first six months of fiscal 2021 compared to the prior year periods were primarily a result of the current economic environment due to COVID-19. Gross profit as a percentage of net sales declined from 9.6% for the second quarter of fiscal 2020 to 8.6% for the second quarter of fiscal 2021 and from 9.3% for the first six months of fiscal 2020 to 7.9% the first six months of fiscal 2021 as a result of the continued growth in the convenience store channel, which has lower margins.

The Company continues to have a risk for unreserved inventory related to our major theater customers within the Vistar segment. However, these customers continue to operate under contracts that include provisions whereby the customer reimburses the Company for inventory losses.

Operating expenses, excluding depreciation and amortization, decreased $27.7 million, or 17.7%, for the second quarter of fiscal 2021 and $49.0 million, or 15.7%, for the first six months of fiscal 2021 compared to the prior year periods. Operating expenses decreased primarily as a result of decreased sales volume described above, decreases in personnel and fuel expense, and a reduction in contingent consideration accretion expenses of $4.8 million and $8.0 million for the second quarter and first six months of fiscal 2021, respectively, as compared to prior year periods. For the second quarter and first six months of fiscal 2021, Vistar recorded $1.1 million and $4.6 million, respectively, of bad debt expense related to expected credit losses for customer receivables primarily due to the impact of COVID-19, which represents a decrease of $0.5 million compared to the second quarter of fiscal 2020 and an increase of $2.2 million compared to the first six months of fiscal 2020.

Depreciation and amortization of intangible assets recorded in this segment increased from $11.5 million in the second quarter of fiscal 2020 to $14.3 million in the second quarter of fiscal 2021 and increased from $23.1 million in the first six months of fiscal 2020 to $26.0 million in the first six months of fiscal 2021.

Segment Results—Corporate & All Other

Three and six months ended December 26, 2020 compared to the three and six months ended December 28, 2019

Net Sales

Net sales for Corporate & All Other increased $16.8 million from the second quarter of fiscal 2020 to the second quarter of fiscal 2021 and increased $37.7 million from the first six months of fiscal 2020 to the first six months of fiscal 2021. The increase was primarily attributable to an increase in logistics services provided to our other segments.

EBITDA

EBITDA for Corporate & All Other was a negative $46.8 million for the second quarter of fiscal 2021 compared to a negative $45.7 million for the second quarter of fiscal 2020 and was a negative $95.8 million for the first six months of fiscal 2021 compared to a negative $95.0 million for the first six months of fiscal 2020. The decrease in EBITDA was primarily driven by the additional corporate operating expenses associated with the acquisition of Reinhart. These expenses were almost entirely offset by declines in professional fees and outside services of $3.5 million for the second quarter of fiscal 2021 and $9.6 million for the first six months of fiscal 2021 compared to the respective prior year periods, as well as declines in personnel expense and travel expenses.

Depreciation and amortization of intangible assets recorded in this segment increased from $6.5 million in the second quarter of fiscal 2020 to $7.2 million in the second quarter of fiscal 2021 and increased from $13.0 million in the first six months of fiscal 2020 to $15.8 million in the first six months of fiscal 2021 as a result of information technology acquired in the Reinhart transaction.

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

As of December 26, 2020, our cash balance totaled $427.8 million, including restricted cash of $11.1 million, as compared to a cash balance totaling $431.8 million, including restricted cash of $11.1 million, as of June 27, 2020.

Six months ended December 26, 2020 compared to the six months ended December 28, 2019

Operating Activities

During the first six months of fiscal 2021 and fiscal 2020, our operating activities used cash flow of $24.4 million and provided cash flow $157.8 million, respectively. The decrease in cash flow provided by operating activities in the first six months of fiscal 2021 compared to the first six months of fiscal 2020 was largely driven by investments in working capital and the payment of $117.3 million of contingent consideration related to the acquisition of Eby-Brown Company LLC, partially offset by income tax refunds of $118.7 million received during the first six months of fiscal 2021.

Investing Activities

Cash used in investing activities totaled $88.8 million in the first six months of fiscal 2021 compared to $48.5 million in the first six months of fiscal 2020. These investments consisted primarily of capital purchases of property, plant, and equipment of $83.0 million and $49.0 million for the first six months of fiscal 2021 and the first six months of fiscal 2020, respectively, along with $12.2 million of payments for business acquisitions in the first six months of fiscal 2021. For the first six months of fiscal 2021, purchases of property, plant, and equipment primarily consisted of outlays for information technology, warehouse equipment, warehouse expansions and improvements, and transportation equipment. The following table presents the capital purchases of property, plant, and equipment by segment:

	Six Months Ended
(Dollars in millions)	December 26, 2020	December 28, 2019
Foodservice	$20.0	$16.3
Vistar	54.8	21.5
Corporate & All Other	8.2	11.2
Total capital purchases of property, plant and equipment	$83.0	$49.0

As of December 26, 2020, the Company had commitments of $11.3 million for capital projects related to warehouse expansion and improvements and warehouse equipment. The Company anticipates using cash flows from operations or borrowings from the ABL Facility to fulfill these commitments.

Financing Activities

During the first six months of fiscal 2021, our financing activities provided cash flow of $109.2 million, which consisted primarily of $256.2 million in net borrowings under our ABL facility, partially offset by $136.3 million in payments related to recent acquisitions.

During the first six months of fiscal 2020, our financing activities provided cash flow of $967.2 million, which consisted primarily of $1,060.0 million in cash received from the issuance and sale of the Notes due 2027, partially offset by $72.6 million in net payments under our ABL facility.

The following describes our financing arrangements as of December 26, 2020:

ABL Facility: PFGC, Inc. (“PFGC”), a wholly-owned subsidiary of the Company, is a party to the Fourth Amended and Restated Credit Agreement dated December 30, 2019 ( as amended by the First Amendment to Fourth Amended and Restated Credit Agreement dated as of April 29, 2020 and the Second Amendment to Fourth Amended and Restated Credit Agreement dated as of May 15, 2020, the “ABL Facility”). The ABL Facility has an aggregate principal amount of $3.11 billion matures on December 30, 2024, of which $110.0 million is a 364-day maturity loan that is junior to the other obligations owed under the ABL Facility (“Additional Junior Term Loan”). The Second Amendment to the ABL Facility entered into on May 15, 2020 temporarily expanded the definition of accounts receivable and was effective only until delivery of the first Borrowing Base Certificate after November 30, 2020. Performance Food Group, Inc., a wholly-owned subsidiary of PFGC, is the lead borrower under the ABL Facility, which is jointly and severally guaranteed by, and secured by the majority of the assets of, PFGC and all material domestic direct and indirect wholly-owned subsidiaries of PFGC (other than captive insurance subsidiaries and other excluded subsidiaries). Availability for loans and letters of credit under the ABL Facility is governed by a borrowing base, determined by the application of specified advance rates against eligible assets, including trade accounts receivable, inventory, owned real properties, and owned transportation equipment. The borrowing base is reduced quarterly by a cumulative fraction of the real properties and transportation equipment values. Advances on accounts receivable and inventory are subject to change based on periodic commercial finance examinations and appraisals, and the real property and transportation equipment values included in the borrowing base are subject to change based on periodic appraisals. Audits and appraisals are conducted at the direction of the administrative agent for the benefit and on behalf of all lenders.

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

The following table summarizes outstanding borrowings, availability, and the average interest rate under the ABL Facility:

(Dollars in millions)	As of December 26, 2020	As of June 27, 2020
Aggregate borrowings	$966.2	$710.0
Letters of credit under ABL Facility	171.7	139.6
Excess availability, net of lenders’ reserves of $60.1 and $64.9	1,456.1	1,712.2
Average interest rate	2.44%	2.85%

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

Letters of Credit Facility: The Continuing Agreement for Letters of Credit entered into on August 9, 2018 by Performance Food Group, Inc. and PFGC was an uncommitted facility that provided for the issuance of letters of credit in an aggregate amount not to exceed $40.0 million. The Continuing Agreement for Letters of Credit was effective until September 30, 2020.

As of December 26, 2020, the Company was in compliance with all of the covenants under the ABL Facility and the indentures governing the Notes due 2024, the Notes due 2025 and the Notes due 2027.

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

Total assets for Foodservice increased $2,042.8 million from $3,299.1 million as of December 28, 2019 to $5,341.9 million as of December 26, 2020. During this time period, this segment increased its intangible assets, goodwill, property, plant and equipment, inventory, and accounts receivable, primarily due to the acquisition of Reinhart. Total assets for Foodservice decreased $187.2 million from $5,529.1 million as of June 27, 2020 to $5,341.9 million as of December 26, 2020. During this time period, the segment decreased its inventory, accounts receivable, and intangible assets.

Total assets for Vistar decreased $26.1 million from $1,502.0 million as of December 28, 2019 to $1,475.9 million as of December 26, 2020. During this time period, this segment decreased its accounts receivable, inventory, and intangibles, partially offset by an increase in its property, plant and equipment and operating lease right-of-use assets. Total assets for Vistar increased $90.5 million from $1,385.4 million as of June 27, 2020 to $1,475.9 million as of December 26, 2020. During this time period, the segment increased its property, plant and equipment, accounts receivable, inventory, and goodwill.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) under the Exchange Act), that occurred during the fiscal quarter ended December 26, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to various allegations, claims, and legal actions arising in the ordinary course of business.

While it is impossible to determine with certainty the ultimate outcome of any of these proceedings, lawsuits, and claims, management believes that adequate provisions have been made or insurance secured for all currently pending proceedings so that the ultimate outcomes will not have a material adverse effect on our financial position. Refer to Note 10. Commitments and Contingencies within Part I, Item 1. Financial Statements for disclosure of ongoing litigation.

Item 1A.	Risk Factors

There have been no material changes to our principal risks that we believe are material to our business, results of operations, and financial condition from the risk factors previously disclosed in the Form 10-K, which is accessible on the SEC’s website at www.sec.gov.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information relating to our purchases of the Company’s common stock during the second quarter of fiscal 2021.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan (in millions)(2)
September 27, 2020—October 24, 2020	—	$—	—	$235.7
October 25, 2020—November 21, 2020	—	—	—	235.7
November 22, 2020—December 26, 2020	459	46.59	—	235.7
Total	459	$46.59	—

(1)

During the second quarter of fiscal 2021, the Company repurchased 459 shares of the Company’s common stock via share withholding for option cost and payroll tax obligations due from employees in connection with the delivery of shares of the Company’s common stock under our incentive plans.

(2)

On November 13, 2018, the Board of Directors authorized a share repurchase program for up to $250 million of the Company’s outstanding common stock. The share repurchase program does not have an expiration date and may be amended, suspended, discontinued at any time. Repurchases under this program depend upon market place conditions and other factors, including compliance with the covenants under the ABL Facility and the indentures governing the Notes due 2024, Notes due 2025, and Notes due 2027. The share repurchase program remains subject to the discretion of the Board of Directors. On March 23, 2020, the Company discontinued further purchases under the plan and, therefore, no shares were repurchased subsequent to this date. As of December 26, 2020, approximately $235.7 million remained available for additional share repurchases.

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

PERFORMANCE FOOD GROUP COMPANY (Registrant)

Dated: February 3, 2021	By:	/s/ James D. Hope
	Name:	James D. Hope
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)