Form 10-Q
period 2021-03-27
Performance Food Group Co
filed 2021-05-05
CIK 1618673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2021

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

133,800,643 shares of common stock were outstanding as of April 28, 2021.

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

Part I – FINANCIAL INFORMATION

Item 1.	Financial Statements

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except per share data)	As of March 27, 2021	As of June 27, 2020
ASSETS
Current assets:
Cash	$101.5	$420.7
Accounts receivable, less allowances of $67.2 and $86.7	1,391.1	1,258.6
Inventories, net	1,541.8	1,549.4
Income taxes receivable	41.7	156.5
Prepaid expenses and other current assets	103.0	68.7
Total current assets	3,179.1	3,453.9
Goodwill	1,354.5	1,353.0
Other intangible assets, net	833.6	918.6
Property, plant and equipment, net	1,553.6	1,479.0
Operating lease right-of-use assets	451.1	441.2
Restricted cash	11.1	11.1
Other assets	66.8	62.9
Total assets	$7,449.8	$7,719.7
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Outstanding checks in excess of deposits	$110.1	$110.4
Trade accounts payable	1,513.1	1,608.0
Accrued expenses and other current liabilities	565.5	678.0
Long-term debt - current installments	-	107.6
Finance lease obligations—current installments	45.3	30.3
Operating lease obligations—current installments	78.0	84.4
Total current liabilities	2,312.0	2,618.7
Long-term debt	2,149.1	2,249.3
Deferred income tax liability, net	120.6	115.6
Finance lease obligations, excluding current installments	246.3	185.7
Operating lease obligations, excluding current installments	386.8	362.4
Other long-term liabilities	177.3	177.4
Total liabilities	5,392.1	5,709.1
Commitments and contingencies (Note 10)
Shareholders’ equity:
Common Stock: $0.01 par value per share, 1.0 billion shares authorized, 132.3 million shares issued and outstanding as of March 27, 2021; 1.0 billion shares authorized, 131.3 million shares issued and outstanding as of June 27, 2020	1.3	1.3
Additional paid-in capital	1,736.7	1,703.0
Accumulated other comprehensive loss, net of tax benefit of $2.2 and $3.6	(6.2)	(10.3)
Retained earnings	325.9	316.6
Total shareholders’ equity	2,057.7	2,010.6
Total liabilities and shareholders’ equity	$7,449.8	$7,719.7

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per share data)	Three Months Ended March 27, 2021	Three Months Ended March 28, 2020	Nine Months Ended March 27, 2021	Nine Months Ended March 28, 2020
Net sales	$7,202.5	$7,000.7	$21,094.5	$19,312.3
Cost of goods sold	6,369.8	6,193.2	18,635.2	17,082.2
Gross profit	832.7	807.5	2,459.3	2,230.1
Operating expenses	809.3	824.9	2,339.2	2,103.5
Operating profit (loss)	23.4	(17.4)	120.1	126.6
Other expense, net:
Interest expense	37.1	35.2	114.0	78.9
Other, net	(1.6)	7.9	(4.7)	7.7
Other expense, net	35.5	43.1	109.3	86.6
(Loss) income before taxes	(12.1)	(60.5)	10.8	40.0
Income tax (benefit) expense	(4.5)	(20.3)	1.5	2.9
Net (loss) income	$(7.6)	$(40.2)	$9.3	$37.1
Weighted-average common shares outstanding:
Basic	132.3	115.9	132.0	108.1
Diluted	132.3	115.9	133.2	109.5
(Loss) earnings per common share:
Basic	$(0.06)	$(0.35)	$0.07	$0.34
Diluted	$(0.06)	$(0.35)	$0.07	$0.34

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

($ in millions)	Three Months Ended March 27, 2021	Three Months Ended March 28, 2020	Nine Months Ended March 27, 2021	Nine Months Ended March 28, 2020
Net (loss) income	$(7.6)	$(40.2)	$9.3	$37.1
Other comprehensive income (loss), net of tax:
Interest rate swaps:
Change in fair value, net of tax	2.2	(6.7)	2.1	(6.7)
Reclassification adjustment, net of tax	0.6	(0.4)	2.0	(1.2)
Other comprehensive income (loss)	2.8	(7.1)	4.1	(7.9)
Total comprehensive (loss) income	$(4.8)	$(47.3)	$13.4	$29.2

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Shareholders’
(In millions)	Shares	Amount	Capital	Loss	Earnings	Equity
Balance as of December 28, 2019	104.4	$1.0	$870.5	$(1.0)	$508.0	$1,378.5
Net loss	—	—	—	—	(40.2)	(40.2)
Interest rate swaps	—	—	—	(7.1)	—	(7.1)
Issuance of common stock under stock-based compensation plans	0.1	—	1.8	—	—	1.8
Issuance of common stock in secondary offering, net of underwriter discount and offering costs	11.6	0.1	490.5	—	—	490.6
Stock-based compensation expense	—	—	4.6	—	—	4.6
Common stock repurchased	(0.3)	—	(5.0)	—	—	(5.0)
Balance as of March 28, 2020	115.8	$1.1	$1,362.4	$(8.1)	$467.8	$1,823.2

Balance as of December 26, 2020	132.0	$1.3	$1,721.1	$(9.0)	$333.5	$2,046.9
Net loss	—	—	—	—	(7.6)	(7.6)
Interest rate swaps	—	—	—	2.8	—	2.8
Issuance of common stock under stock-based compensation plans	0.2	—	1.0	—	—	1.0
Issuance of common stock under employee stock purchase plan	0.1	—	8.5	—	—	8.5
Stock-based compensation expense	—	—	6.1	—	—	6.1
Balance as of March 27, 2021	132.3	$1.3	$1,736.7	$(6.2)	$325.9	$2,057.7

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Shareholders’
(In millions)	Shares	Amount	Capital	Loss	Earnings	Equity
Balance as of June 29, 2019	103.8	$1.0	$866.7	$(0.2)	$430.7	$1,298.2
Net income	—	—	—	—	37.1	37.1
Interest rate swaps	—	—	—	(7.9)	—	(7.9)
Issuance of common stock under stock-based compensation plans	0.7	—	(3.2)	—	—	(3.2)
Issuance of common stock in secondary offering, net of underwriter discount and offering costs	11.6	0.1	490.5	—	—	490.6
Stock-based compensation expense	—	—	13.4	—	—	13.4
Common stock repurchased	(0.3)	—	(5.0)	—	—	(5.0)
Balance as of March 28, 2020	115.8	1.1	1,362.4	(8.1)	467.8	1,823.2

Balance as of June 27, 2020	131.3	1.3	1,703.0	(10.3)	316.6	2,010.6
Net income	—	—	—	—	9.3	9.3
Interest rate swaps	—	—	—	4.1	—	4.1
Issuance of common stock under stock-based compensation plans	0.6	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	0.4	—	16.3	—	—	16.3
Stock-based compensation expense	—	—	17.4	—	—	17.4
Balance as of March 27, 2021	132.3	1.3	1,736.7	(6.2)	325.9	2,057.7

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

($ in millions)	Nine Months Ended March 27, 2021	Nine Months Ended March 28, 2020
Cash flows from operating activities:
Net income	$9.3	$37.1
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	158.4	118.3
Amortization of intangible assets	88.7	67.5
Amortization of deferred financing costs	10.5	3.6
Provision for losses on accounts receivables	(7.9)	30.3
Stock compensation expense	19.3	14.0
Deferred income tax expense (benefit)	3.6	(4.8)
Other non-cash activities	2.6	28.4
Changes in operating assets and liabilities, net
Accounts receivable	(123.5)	192.9
Inventories	11.1	(160.7)
Income taxes receivable	114.8	(18.5)
Prepaid expenses and other assets	(31.9)	(8.7)
Trade accounts payable	(95.3)	7.7
Outstanding checks in excess of deposits	(0.3)	(305.0)
Accrued expenses and other liabilities	13.7	15.5
Net cash provided by operating activities	173.1	17.6
Cash flows from investing activities:
Purchases of property, plant and equipment	(118.9)	(101.1)
Net cash paid for acquisitions	(18.1)	(1,989.0)
Proceeds from sale of property, plant and equipment	6.6	0.8
Net cash used in investing activities	(130.4)	(2,089.3)
Cash flows from financing activities:
Net (payments) borrowings under ABL Facility	(103.8)	950.4
Borrowing of Notes due 2027	—	1,060.0
Payment of Additional Junior Term Loan	(110.0)	—
Cash paid for debt issuance, extinguishment and modifications	(0.1)	(37.5)
Net proceeds from issuance of common stock	—	490.6
Payments under finance lease obligations	(27.3)	(16.9)
Payments on financed property, plant and equipment	(0.6)	(1.7)
Cash paid for acquisitions	(136.4)	(7.2)
Proceeds from employee stock purchase plan	16.3	—
Proceeds from exercise of stock options	4.2	4.7
Cash paid for shares withheld to cover taxes	(4.2)	(7.9)
Repurchases of common stock	—	(5.0)
Net cash (used in) provided by financing activities	(361.9)	2,429.5
Net (decrease) increase in cash and restricted cash	(319.2)	357.8
Cash and restricted cash, beginning of period	431.8	25.4
Cash and restricted cash, end of period	$112.6	$383.2

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

(In millions)	As of March 27, 2021	As of June 27, 2020
Cash	$101.5	$420.7
Restricted cash(1)	11.1	11.1
Total cash and restricted cash	$112.6	$431.8

(1)	Restricted cash represents the amounts required by insurers to collateralize a part of the deductibles for the Company’s workers’ compensation and liability claims.

Supplemental disclosures of non-cash transactions are as follows:

(In millions)	Nine Months Ended March 27, 2021	Nine Months Ended March 28, 2020
Debt assumed through finance lease obligations	$102.9	$79.9
Purchases of property, plant and equipment, financed	0.3	1.6

Supplemental disclosures of cash flow information are as follows:

(In millions)	Nine Months Ended March 27, 2021	Nine Months Ended March 28, 2020
Cash paid (received) during the year for:
Interest	$81.2	$47.5
Income tax (refunds) payments, net	(117.8)	28.5

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

Risks and Uncertainties

The Company is subject to risks and uncertainties as a result of COVID-19. The unprecedented impact of COVID-19 has grown throughout the world, including in the United States, and governmental authorities and businesses have implemented numerous measures attempting to contain and mitigate the effects of the virus, including travel bans and restrictions, quarantines, shelter in place orders, shutdowns, and social distancing requirements. These measures have adversely affected and may further adversely affect the Company’s operations and the operations of its customers and suppliers. In markets where governments have imposed restrictions on travel outside of the home, or where customers are practicing social distancing, many of our customers, including restaurants, schools, hotels, movie theaters, and business and industry locations, have reduced or discontinued operations, which has adversely affected demand for our products and services.

Even as governmental restrictions are eased and economies gradually, partially, or fully reopen in certain states and markets, the ongoing economic impacts and health concerns associated with the pandemic may continue to affect consumer behavior and spending in the channels we serve. The extent to which these changes will affect our future financial position, liquidity, and results of operations remains uncertain.

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

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments in this update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this update. The amendments in this update are effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted. The amendments in this update should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company adopted this ASU on a prospective basis at the beginning of fiscal 2021. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

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

The Company has customer contracts in which incentives are paid upfront to certain customers. These payments have become industry practice and are not related to financing the customer’s business, nor are they associated with any distinct good or service to be received from the customer. These incentive payments are capitalized and amortized over the life of the contract or the expected life of the customer relationship on a straight-line basis. The Company’s contract asset for these incentives totaled $19.8 million and $15.3 million as of March 27, 2021 and June 27, 2020, respectively.

5.	Business Combinations

During the first nine months of fiscal 2021, the Company paid cash of $18.1 million for two acquisitions and during the first nine months of fiscal 2020, the Company paid $2.0 billion for one acquisition. The current year acquisitions did not materially affect the Company’s results of operations.

     The acquisition of Eby-Brown Company LLC (“Eby-Brown”) in fiscal 2019 included contingent consideration, including earnout payments in the event certain operating results are achieved during a defined post-closing period. As of June 27, 2020, the Company had accrued $191.2 million related to this contingent consideration. In the first quarter of fiscal 2021, the Company paid the first earnout payment of $185.6 million, which included $68.3 million as a financing activity cash outflow and $117.3 million as an operating activity cash outflow in the consolidated statement of cash flows for the nine months ended March 27, 2021. As of March 27, 2021, the Company has accrued $6.4 million related to additional earnout payments. Earnout liabilities are measured using unobservable inputs that are considered a Level 3 measurement.

In fiscal 2020, the Company acquired Reinhart and the assets acquired and liabilities assumed were recognized at their respective fair values as of the acquisition date. In the first quarter of fiscal 2021, the Company paid a total of $67.3 million related to the final net working capital acquired, which is reflected as a financing activity cash outflow in the consolidated statement of cash flows for the nine months ended March 27, 2021.

The net sales and net loss related to Reinhart recorded in the consolidated statements of operations since the date of acquisition through March 28, 2020 were $1,355.1 million and $29.1 million, respectively.

The following table summarizes the unaudited pro-forma consolidated financial information of the Company as if the acquisition had occurred on July 1, 2018:

Nine Months Ended
(in millions)	March 28, 2020
Net Sales	$22,443.7
Net Income	26.3

The recurring pro-forma adjustments include estimates of interest expense for the Notes due 2027 and estimates of depreciation and amortization associated with fair value adjustments for property, plant and equipment and intangible assets acquired.

These unaudited pro-forma results do not necessarily represent financial results that would have been achieved had the acquisition actually occurred on June 28, 2019 or future consolidated results of operations of the Company.

6.	Debt

The Company is a holding company and conducts its operations through its subsidiaries, which have incurred or guaranteed indebtedness as described below.

Debt consisted of the following:

(In millions)	As of March 27, 2021	As of June 27, 2020
ABL Facility	$496.2	$710.0
5.500% Notes due 2024	350.0	350.0
6.875% Notes due 2025	275.0	275.0
5.500% Notes due 2027	1,060.0	1,060.0
Less: Original issue discount and deferred financing costs	(32.1)	(38.1)
Long-term debt	2,149.1	2,356.9
Less: current installments	-	(107.6)
Total debt, excluding current installments	$2,149.1	$2,249.3

ABL Facility

PFGC, Inc. (“PFGC”), a wholly-owned subsidiary of the Company, is a party to the Fourth Amended and Restated Credit Agreement dated December 31, 2019 (as amended by the First Amendment to Fourth Amended and Restated Credit Agreement dated as of April 29, 2020 and the Second Amendment to Fourth Amended and Restated Credit Agreement dated as of May 15, 2020, the “ABL Facility”). The ABL Facility has an aggregate principal amount of $3.0 billion and matures December 30, 2024. The incremental $110 million, 364-day maturity loan that was junior to the other obligations owed under the ABL Facility (“Additional Junior Term Loan”) was paid off early and in full on February 5, 2021. Performance Food Group, Inc., a wholly-owned subsidiary of PFGC, is the lead borrower under the ABL Facility, which is jointly and severally guaranteed by, and secured by the majority of the assets of, PFGC and all material domestic direct and indirect wholly-owned subsidiaries of PFGC (other than captive insurance subsidiaries and other excluded subsidiaries). Availability for loans and letters of credit under the ABL Facility is governed by a borrowing base, determined by the application of specified advance rates against eligible assets, including trade accounts receivable, inventory, owned real properties, and owned transportation equipment. The borrowing base is reduced quarterly by a cumulative fraction of the real properties and transportation equipment values. Advances on accounts receivable and inventory are subject to change based on periodic commercial finance examinations and appraisals, and the real property and transportation equipment values included in the borrowing base are subject to change based on periodic appraisals. Audits and appraisals are conducted at the direction of the administrative agent for the benefit and on behalf of all lenders.

Borrowings under the ABL Facility bear interest, at Performance Food Group, Inc.’s option, at (a) the Base Rate (defined as the greater of (i) the Federal Funds Rate in effect on such date plus 0.5%, (ii) the Prime Rate on such day, or (iii) one month LIBOR plus 1.0%) plus a spread or (b) LIBOR plus a spread. The ABL Facility also provides for an unused commitment fee rate of 0.25% per annum. Borrowings under the Additional Junior Term Loan, which was paid off early and in full on February 5, 2021, bore interest at LIBOR plus 5.0% per annum with respect to any loan which was a LIBOR loan and Prime plus 4.0% per annum with respect to any loan which was a base rate loan.

The following table summarizes outstanding borrowings, availability, and the average interest rate under the ABL Facility:

(Dollars in millions)	As of March 27, 2021	As of June 27, 2020
Aggregate borrowings	$496.2	$710.0
Letters of credit under ABL Facility	161.8	139.6
Excess availability, net of lenders’ reserves of $56.0 and $64.9	2,003.1	1,712.2
Average interest rate	1.56%	2.85%

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

Certain of the leases for tractors, trailers, and other vehicles and equipment provide for residual value guarantees to the lessors. Circumstances that would require the subsidiary to perform under the guarantees include either (1) default on the leases with the leased assets being sold for less than the specified residual values in the lease agreements, or (2) decisions not to purchase the assets at the end of the lease terms combined with the sale of the assets, with sales proceeds less than the residual value of the leased assets specified in the lease agreements. Residual value guarantees under these operating lease agreements typically range between 6% and 16% of the value of the leased assets at inception of the lease. These leases have original terms ranging from 5 to 7 years and are set to expire at various dates through 2027. As of March 27, 2021, the undiscounted maximum amount of potential future payments for lease residual value guarantees totaled approximately $20.6 million, which would be mitigated by the fair value of the leased assets at lease expiration.

The following table presents the location of lease costs in the Company consolidated statement of operations for the three and nine months ended March 27, 2021 and March 28, 2020 (in millions):

		Three Months Ended		Nine Months Ended
Lease Cost	Statement of Operations Location	March 27, 2021	March 28, 2020	March 27, 2021	March 28, 2020
Finance lease cost:
Amortization of finance lease assets	Operating expenses	$10.0	$6.7	$25.8	$17.2
Interest on lease liabilities	Interest expense	3.3	2.7	9.3	7.6
Total finance lease cost		$13.3	$9.4	$35.1	$24.8
Operating lease cost	Operating expenses	25.8	28.9	81.1	83.7
Short-term lease cost	Operating expenses	5.9	6.6	14.9	18.1
Total lease cost		$45.0	$44.9	$131.1	$126.6

Supplemental cash flow information related to leases for the periods reported is as follows (in millions):

(In millions)	Nine Months Ended March 27, 2021	Nine Months Ended March 28, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$75.6	$81.1
Operating cash flows from finance leases	9.3	7.6
Financing cash flows from finance leases	27.3	16.9
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	81.9	49.6
Finance leases	102.9	26.8

Future minimum lease payments under non-cancelable leases as of March 27, 2021 are as follows (in millions):

Fiscal Year	Operating Leases	Finance Leases
Remainder of 2021	$25.7	$13.9
2022	94.3	57.6
2023	80.3	54.0
2024	61.8	53.1
2025	47.6	48.9
Thereafter	262.9	111.0
Total future minimum lease payments	$572.6	$338.5
Less: Interest	107.8	46.9
Present value of future minimum lease payments	$464.8	$291.6

As of March 27, 2021, the Company has additional operating leases that have not yet commenced which total $14.8 million in future minimum lease payments. These leases relate primarily to warehouse leases and are expected to commence in the fourth quarter of fiscal 2021 and first quarter of fiscal 2022 with lease terms of 5 to 15 years.

8.	Fair Value of Financial Instruments

The carrying values of cash, accounts receivable, outstanding checks in excess of deposits, trade accounts payable, and accrued expenses approximate their fair values because of the relatively short maturities of those instruments. The derivative assets and liabilities are recorded at fair value on the balance sheet. The fair value of long-term debt, which has a carrying value of $2,149.1 million and $2,356.9 million, is $2,248.4 million and $2,402.0 million at March 27, 2021 and June 27, 2020, respectively, and is determined by reviewing current market pricing related to comparable debt issued at the time of the balance sheet date, and is considered a Level 2 measurement.

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

The Company’s effective tax rate was 37.1% for the three months ended March 27, 2021 and 33.6% for the three months ended March 28, 2020. The Company’s effective tax rate was 14.2% for the nine months ended March 27, 2021 and 7.3% for the nine months ended March 28, 2020. The effective tax rate varies from the 21% statutory rate primarily due to state taxes, federal credits and other permanent items compared to book income. The effective tax rates for periods ended March 27, 2021 differed from the prior year periods due to the increase of state taxes and non-deductible expenses as a percentage of book income. Book income for the nine months ended March 27, 2021 was significantly lower than the nine months ended March 28, 2020. The excess tax benefit of exercised and vested stock awards is treated as a discrete item.

As of March 27, 2021 and June 27, 2020, the Company had net deferred tax assets of $182.8 million and $186.2 million, respectively, and deferred tax liabilities of $303.4 million and $301.8 million, respectively. As of June 27, 2020, the Company had established a valuation allowance of $0.7 million, net of federal benefit, against deferred tax assets related to certain net operating losses which are not likely to be realized due to limitations on utilization. There was no change in the valuation allowance as of March 27, 2021. The Company believes that it is more likely than not that the remaining deferred tax assets will be realized.

The Company records a liability for Uncertain Tax Positions in accordance with FASB ASC 740-10-25, Income Taxes – General – Recognition. As of March 27, 2021 and June 27, 2020, the Company had approximately $0.3 million and $0.5 million of unrecognized tax benefits, respectively. It is reasonably possible that a decrease of approximately $0.1 million in the balance of unrecognized tax benefits may occur within the next twelve months primarily due to statute of limitations expirations, that, if recognized, would affect the effective tax rate.

10.	Commitments and Contingencies

Purchase Obligations

The Company had outstanding contracts and purchase orders for capital projects and services totaling $63.1 million at March 27, 2021. Amounts due under these contracts were not included on the Company’s consolidated balance sheet as of March 27, 2021.

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

The court has also entered an order governing the selection of bellwether plaintiffs and setting key discovery and other deadlines in the litigation. Bellwether trials are test cases generally intended to try a contested issue common to several plaintiffs in mass tort litigation. The results of these proceedings are used to shape the litigation process for the remaining cases and to aid the parties in assessing potential settlement values of the remaining claims. Here, the court authorized a pool of twenty-four bellwether plaintiffs, with plaintiffs selecting six cases, the combined defendants selecting six cases, and the court selecting twelve cases at random. The court and the parties have completed the bellwether selection process, and the first of four bellwether trials has been set for February 22, 2022 with the remaining three trials set for the second and third calendar quarters of 2022. Eby-Brown has been dismissed from each of the bellwether cases and will not be a party or participant to those trials. Eby-Brown, the other distributors, and the retailers do, however, remain named defendants in various SFCs filed by plaintiffs in various jurisdictions. The litigation of those claims is not scheduled to occur until after the bellwether trials conclude.

On September 3, 2020, the Cherokee Nation filed a parallel lawsuit in Oklahoma state court against several entities including JUUL, e-liquid manufacturers, various retailers, and various distributors, including the Company’s subsidiary, Eby-Brown, alleging similar claims to the claims at issue in the MDL (the “Oklahoma Litigation”). The defendants in the Oklahoma Litigation attempted to transfer the case into the MDL, but a federal court in Oklahoma remanded the case to Oklahoma state court before the Judicial Panel on Multidistrict Litigation effectuated the transfer of the MDL, which means the Oklahoma Litigation is no longer eligible for transfer to the MDL. The indemnity JUUL has provided to Eby-Brown also applies to the Oklahoma Litigation. On March 29, 2021, the Cherokee Nation dismissed Eby-Brown from the Oklahoma Litigation.

At this time, the Company is unable to predict whether FDA will approve JUUL’s PMTA, nor is the Company able to estimate any potential loss or range of loss in the event of an adverse finding against it in the MDL or any subsequent litigation which may occur related to the individual SFCs. The Company will continue to vigorously defend itself.

Tax Liabilities

The Company is subject to customary audits by authorities in the jurisdictions where it conducts business in the United States, which may result in assessments of additional taxes.

11.	Related-Party Transactions

The Company participates in and has an equity method investment in a purchasing alliance that was formed to obtain better pricing, to expand product options, to reduce internal costs, and to achieve greater inventory turnover. The Company’s investment in the purchasing alliance was $5.0 million as of March 27, 2021 and $3.5 million as of June 27, 2020. For the three-month periods ended March 27, 2021 and March 28, 2020, the Company recorded purchases of $296.5 million and $234.8 million, respectively, through the purchasing alliance. During the nine-month periods ended March 27, 2021 and March 28, 2020, the Company recorded purchases of $804.6 million and $733.2 million, respectively, through the purchasing alliance.

12.	Earnings Per Common Share

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is calculated using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. The Company’s potential common shares include outstanding stock-based compensation awards and expected issuable shares under the employee stock purchase plan. In computing diluted earnings per share, the average closing stock price for the period is used in determining the number of shares assumed to be purchased with the assumed proceeds under the treasury stock method. For the three months ended March 27, 2021 and March 28, 2020, diluted loss per common share is the same as basic loss per common share because the inclusion of potential common shares is antidilutive. Potential common shares of 0.2 million and 0.1 million for the nine months ended March 27, 2021 and March 28, 2020, respectively, were not included in computing diluted earnings per common share because the effect would have been antidilutive.

A reconciliation of the numerators and denominators for the basic and diluted earnings per common share computations is as follows:

(In millions, except per share amounts)	Three Months Ended March 27, 2021	Three Months Ended March 28, 2020	Nine Months Ended March 27, 2021	Nine Months Ended March 28, 2020
Numerator:
Net (loss) income	$(7.6)	$(40.2)	$9.3	$37.1
Denominator:
Weighted-average common shares outstanding	132.3	115.9	132.0	108.1
Dilutive effect of potential common shares	-	-	1.2	1.4
Weighted-average dilutive shares outstanding	132.3	115.9	133.2	109.5
Basic (loss) earnings per common share	$(0.06)	$(0.35)	$0.07	$0.34
Diluted (loss) earnings per common share	$(0.06)	$(0.35)	$0.07	$0.34

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

Corporate & All Other is comprised of corporate overhead and certain operations that are not considered separate reportable segments based on their size. This includes the operations of the Company’s internal logistics unit responsible for managing and allocating inbound logistics revenue and expense. Corporate & All Other may also include capital expenditures for certain information technology projects that are transferred to the segments once placed in service.

(In millions)	Foodservice	Vistar	Corporate & All Other	Eliminations	Consolidated
For the three months ended March 27, 2021
Net external sales	$5,184.2	$2,011.9	$6.4	$—	$7,202.5
Inter-segment sales	2.3	0.4	90.5	(93.2)	—
Total sales	5,186.5	2,012.3	96.9	(93.2)	7,202.5
Depreciation and amortization	57.9	16.6	6.3	—	80.8
Capital expenditures	29.9	9.4	(3.4)	—	35.9
For the three months ended March 28, 2020
Net external sales	$4,946.6	$2,048.5	$5.6	$—	$7,000.7
Inter-segment sales	3.3	0.7	101.5	(105.5)	—
Total sales	4,949.9	2,049.2	107.1	(105.5)	7,000.7
Depreciation and amortization	79.9	13.1	6.3	—	99.3
Capital expenditures	21.5	23.2	7.4	—	52.1

(In millions)	Foodservice	Vistar	Corporate & All Other	Eliminations	Consolidated
For the nine months ended March 27, 2021
Net external sales	$15,104.6	$5,971.8	$18.1	$—	$21,094.5
Inter-segment sales	5.7	1.6	275.1	(282.4)	—
Total sales	15,110.3	5,973.4	293.2	(282.4)	21,094.5
Depreciation and amortization	182.4	42.6	22.1	—	247.1
Capital expenditures	49.9	64.2	4.8	—	118.9
For the nine months ended March 28, 2020
Net external sales	$12,717.5	$6,577.6	$17.2	$—	$19,312.3
Inter-segment sales	10.7	1.9	248.5	(261.1)	—
Total sales	12,728.2	6,579.5	265.7	(261.1)	19,312.3
Depreciation and amortization	130.3	36.2	19.3	—	185.8
Capital expenditures	37.8	44.7	18.6	—	101.1

EBITDA for each reportable segment and Corporate & All Other is presented below along with a reconciliation to consolidated income before taxes.

	Three Months Ended		Nine Months Ended
	March 27, 2021	March 28, 2020	March 27, 2021	March 28, 2020
Foodservice EBITDA	$138.3	$91.7	$449.8	$309.3
Vistar EBITDA	16.8	40.7	67.2	148.8
Corporate & All Other EBITDA	(49.3)	(58.4)	(145.1)	(153.4)
Depreciation and amortization	(80.8)	(99.3)	(247.1)	(185.8)
Interest expense	(37.1)	(35.2)	(114.0)	(78.9)
(Loss) income before taxes	$(12.1)	$(60.5)	$10.8	$40.0

Total assets by reportable segment, excluding intercompany receivables between segments, are as follows:

(In millions)	As of March 27, 2021	As of June 27, 2020
Foodservice	$5,488.7	$5,529.1
Vistar	1,589.3	1,385.4
Corporate & All Other	371.8	805.2
Total assets	$7,449.8	$7,719.7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

During the first nine months of fiscal 2021, we continued to experience the adverse impact of COVID-19 on our operations, including significant decreases in sales. Despite these difficulties, we have taken steps to ensure a strong financial position, including steps to maintain financial liquidity, forging new customer relationships, supporting restaurant customers with the transition to higher volumes of take-out and delivery, and other means.

Even as governmental restrictions are eased and economies gradually, partially, or fully reopen in certain states and markets, the ongoing economic impacts and health concerns associated with the pandemic may continue to affect consumer behavior and spending in the channels we serve. The extent to which these changes will affect our future financial position, liquidity, and results of operations remains uncertain.

Despite the near-term impact of the COVID-19 pandemic, we believe that our long-term performance is principally affected by the following key factors:

•

Changing demographic and macroeconomic trends. Until recently due to the COVID-19 pandemic the share of consumer spending captured by the food-away-from-home industry has increased steadily for several decades. The share increases in periods of increasing employment, rising disposable income, increases in the number of restaurants, and favorable demographic trends, such as smaller household sizes, an increasing number of dual income households, and an aging population base that spends more per capita at foodservice establishments. The foodservice distribution industry is also sensitive to national and regional economic conditions, such as changes in consumer spending, changes in consumer confidence, and changes in the prices of certain goods.

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

Results of Operations, EBITDA, and Adjusted EBITDA

The following table sets forth a summary of our results of operations, EBITDA, and Adjusted EBITDA for the periods indicated (in millions, except per share data):

	Three Months Ended
	March 27, 2021	March 28, 2020	Change	%
Net sales	$7,202.5	$7,000.7	$201.8	2.9
Cost of goods sold	6,369.8	6,193.2	176.6	2.9
Gross profit	832.7	807.5	25.2	3.1
Operating expenses	809.3	824.9	(15.6)	(1.9)
Operating profit (loss)	23.4	(17.4)	40.8	(234.5)
Other expense, net
Interest expense	37.1	35.2	1.9	5.4
Other, net	(1.6)	7.9	(9.5)	NM
Other expense, net	35.5	43.1	(7.6)	(17.6)
Loss before income taxes	(12.1)	(60.5)	48.4	(80.0)
Income tax benefit	(4.5)	(20.3)	15.8	(77.8)
Net loss	$(7.6)	$(40.2)	$32.6	(81.1)
EBITDA	$105.8	$74.0	$31.8	43.0
Adjusted EBITDA	$121.2	$131.1	$(9.9)	(7.6)
Weighted-average common shares outstanding:
Basic	132.3	115.9	16.4	14.2
Diluted	132.3	115.9	16.4	14.2
Loss per common share:
Basic	$(0.06)	$(0.35)	$0.29	(82.9)
Diluted	$(0.06)	$(0.35)	$0.29	(82.9)

	Nine Months Ended
	March 27, 2021	March 28, 2020	Change	%
Net sales	$21,094.5	$19,312.3	$1,782.2	9.2
Cost of goods sold	18,635.2	17,082.2	1,553.0	9.1
Gross profit	2,459.3	2,230.1	229.2	10.3
Operating expenses	2,339.2	2,103.5	235.7	11.2
Operating profit	120.1	126.6	(6.5)	(5.1)
Other expense, net
Interest expense	114.0	78.9	35.1	44.5
Other, net	(4.7)	7.7	(12.4)	NM
Other expense, net	109.3	86.6	22.7	26.2
Income before income taxes	10.8	40.0	(29.2)	(73.0)
Income tax expense	1.5	2.9	(1.4)	(48.3)
Net income	$9.3	$37.1	$(27.8)	(74.9)
EBITDA	$371.9	$304.7	$67.2	22.1
Adjusted EBITDA	$414.4	$401.7	$12.7	3.2
Weighted-average common shares outstanding:
Basic	132.0	108.1	23.9	22.1
Diluted	133.2	109.5	23.7	21.6
Earnings per common share:
Basic	$0.07	$0.34	$(0.27)	(79.4)
Diluted	$0.07	$0.34	$(0.27)	(79.4)

We believe that the most directly comparable GAAP measure to EBITDA and Adjusted EBITDA is net income. The following table reconciles EBITDA and Adjusted EBITDA to net income for the periods presented:

	Three Months Ended		Nine Months Ended
	March 27, 2021	March 28, 2020	March 27, 2021	March 28, 2020
	(In millions)		(In millions)
Net (loss) income	$(7.6)	$(40.2)	$9.3	$37.1
Interest expense	37.1	35.2	114.0	78.9
Income tax (benefit) expense	(4.5)	(20.3)	1.5	2.9
Depreciation	50.7	49.3	158.4	118.3
Amortization of intangible assets	30.1	50.0	88.7	67.5
EBITDA	105.8	74.0	371.9	304.7
Non-cash items (1)	13.0	6.1	31.1	18.8
Acquisition, integration and reorganization (2)	3.6	36.9	13.0	60.7
Productivity initiatives and other adjustment items (3)	(1.2)	14.1	(1.6)	17.5
Adjusted EBITDA	$121.2	$131.1	$414.4	$401.7

(1)

Includes adjustments for non-cash charges arising from stock-based compensation and gain/loss on disposal of assets. Stock-based compensation expense was $7.0 million and $5.2 million for the third quarters of fiscal 2021 and fiscal 2020, respectively, and $19.3 million and $14.0 million for the first nine months of fiscal 2021 and fiscal 2020, respectively. In addition, this includes a decrease in the last-in-first-out (“LIFO”) reserve of $2.3 million for Foodservice and an increase of $3.7 million for Vistar for the third quarter of fiscal 2021 compared to a decrease of $1.1 million for Foodservice and an increase $0.5 million for Vistar for the third quarter of fiscal 2020. The LIFO reserve increased $5.1 million for Foodservice and $4.2 million for Vistar for the first nine months of fiscal 2021 compared to increases of $0.9 million for Foodservice and $2.2 million for Vistar for the first nine months fiscal 2020.

(2)	Includes professional fees and other costs related to acquisitions, costs of integrating certain of our facilities, and facility closing costs.
(3)

Consists primarily of amounts related to fuel collar derivatives, certain financing transactions, lease amendments, legal settlements and franchise tax expense, and other adjustments permitted by our ABL Facility and indentures. Fiscal 2020 also includes $5.8 million of development costs related to certain productivity initiatives the Company no longer pursued as a result of the Reinhart acquisition.

Consolidated Results of Operations

Three and nine months ended March 27, 2021 compared to the three and nine months ended March 28, 2020

Net Sales

Net sales growth is a function of case growth, pricing (which is primarily based on product inflation/deflation), and a changing mix of customers, channels, and product categories sold. Net sales increased $201.8 million, or 2.9%, for the third quarter of fiscal 2021 compared to the third quarter of fiscal 2020 and increased $1,782.2 million, or 9.2%, for the first nine months of fiscal 2021 compared to the first nine months of fiscal 2020. The increase in net sales for the third quarter of fiscal 2021 was driven by an increase in selling price per case as a result of inflation and mix. The increase in net sales for the first nine months of fiscal 2021 was primarily attributable to the acquisition of Reinhart, which contributed $4,195.2 million of net sales during the first nine months of fiscal 2021, compared to $1,355.1 million for the first nine months of fiscal 2020.

Case volume decreased 4.2% in the third quarter of fiscal 2021 and increased 3.9% in the first nine months of fiscal 2021, compared to the same periods of fiscal 2020. Excluding the impact of the Reinhart acquisition, case volume declined 13.4% in the first nine months of fiscal 2021 compared to the same period of fiscal 2020 due primarily to the effects of COVID-19.

Gross Profit

Gross profit increased $25.2 million, or 3.1%, for the third quarter of fiscal 2021 compared to the third quarter of fiscal 2020 as a result of an increase in the gross profit per case driven by case growth in Foodservice, particularly in the independent channel. Independent customers typically receive more services from us, cost more to serve, and pay a higher gross profit per case than other customers. Gross profit increased $229.2 million, or 10.3%, for the first nine months of fiscal 2021 compared to the first nine months of fiscal 2020 driven by the acquisition of Reinhart, which contributed an increase in gross profit of $399.3 million for the first nine months of fiscal 2021, compared to the prior year period.

Gross profit was negatively impacted by a decline in organic case volume driven by the effects of COVID-19 described above. Additionally, for the third quarter and first nine months of fiscal 2021, the Company recorded a total of $8.9 million and $27.8 million of inventory write-offs, respectively, compared to $14.4 million and $25.7 million for the third quarter and first nine months of fiscal 2020, respectively. The year-to-date increase was primarily a result of the current economic environment due to COVID-19, with the third quarter of fiscal 2021 decrease resulting from recent improvements in economic conditions. Gross profit as a percentage of net sales was 11.6% for the third quarter of fiscal 2021 compared to 11.5% for the third quarter of fiscal 2020, and 11.7% for the first nine months of fiscal 2021 compared to 11.5% for the first nine months of fiscal 2020.

Operating Expenses

Operating expenses decreased $15.6 million, or 1.9%, for the third quarter of fiscal 2021 compared to the third quarter of fiscal 2020 and increased $235.7 million, or 11.2%, for the first nine months of fiscal 2021 compared to the first nine months of fiscal 2020. The increase in operating expenses for the first nine months of fiscal 2021 was primarily driven by the acquisition of Reinhart. Reinhart contributed an additional $292.6 million of operating expenses, excluding depreciation and amortization, for the first nine months of fiscal 2021. For both the third quarter and first nine months of fiscal 2021, excluding the impact of the additional Reinhart operating expenses, the Company decreased its operating expenses related to personnel expenses, fuel expense, insurance expense, travel expenses, professional fees, and contingent consideration accretion expense compared to the prior year periods. In the third quarter and first nine months of fiscal 2021, the Company recorded benefits of $6.0 million and $9.4 million, respectively, related to reserves for expected credit losses as compared to bad debt expense of $21.3 million and $29.8 million for the third quarter and first nine months of fiscal 2020, respectively. These decreases in operating expenses were partially offset by increases in annual bonus expense. In the third quarter and first nine months of fiscal 2021, the Company recorded expense of $29.6 million and $78.0 million, respectively, related to annual bonus expense as compared to a benefit of $32.4 million and expense of $6.1 million for the third quarter and first nine months of fiscal 2020, respectively.

Depreciation and amortization of intangible assets decreased from $99.3 million in the third quarter of fiscal 2020 to $80.8 million in the third quarter of fiscal 2021. The decrease was primarily driven by accelerated amortization of customer relationships and trade names related to Reinhart recorded in the prior year. Depreciation and amortization of intangible assets increased from $185.8 million for the first nine months of fiscal 2020 to $247.1 million in the first nine months of fiscal 2021 as a result of the Reinhart acquisition.

Net (Loss) Income

Net loss decreased $32.6 million, or 81.1%, for the third quarter of fiscal 2021 compared to the third quarter of fiscal 2020. The decrease in net loss was primarily attributable to the $40.8 million increase in operating profit discussed above.

Net income decreased $27.8 million, or 74.9%, for the first nine months of fiscal 2021 compared to the first nine months of fiscal 2020. The decrease in net income was primarily attributable to the impact of COVID-19 on our operations, the increase in operating expenses discussed above, and an increase in interest expense. The increase in interest expense was primarily the result of an increase in average borrowings outstanding during fiscal 2021 compared to the prior year period.

The Company reported an income tax benefit of $4.5 million and income tax expense of $1.5 million for the third quarter and first nine months of fiscal 2021, respectively, compared to an income tax benefit of $20.3 million and income tax expense of $2.9 million for the third quarter and first nine months of fiscal 2020, respectively. Our effective tax rates for the third quarter and first nine months of fiscal 2021 were 37.1% and 14.2%, respectively, compared to 33.6% and 7.3% for the three and nine months ended March 28, 2020, respectively. The effective tax rates for the third quarter and first nine months of fiscal 2021 increased from the prior year periods primarily due to the increase of state taxes and non-deductible expenses as a percentage of book income. Book income for the nine months ended March 27, 2021 was significantly lower than the book income for the nine months ended March 28, 2020.

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

The following tables set forth net sales and EBITDA by segment for the periods indicated (dollars in millions):

Net Sales

	Three Months Ended
	March 27, 2021	March 28, 2020	Change	%
Foodservice	$5,186.5	$4,949.9	$236.6	4.8
Vistar	2,012.3	2,049.2	(36.9)	(1.8)
Corporate & All Other	96.9	107.1	(10.2)	(9.5)
Intersegment Eliminations	(93.2)	(105.5)	12.3	11.7
Total net sales	$7,202.5	$7,000.7	$201.8	2.9

	Nine Months Ended
	March 27, 2021	March 28, 2020	Change	%
Foodservice	$15,110.3	$12,728.2	$2,382.1	18.7
Vistar	5,973.4	6,579.5	(606.1)	(9.2)
Corporate & All Other	293.2	265.7	27.5	10.4
Intersegment Eliminations	(282.4)	(261.1)	(21.3)	(8.2)
Total net sales	$21,094.5	$19,312.3	$1,782.2	9.2

EBITDA

	Three Months Ended
	March 27, 2021	March 28, 2020	Change	%
Foodservice	$138.3	$91.7	$46.6	50.8
Vistar	16.8	40.7	(23.9)	(58.7)
Corporate & All Other	(49.3)	(58.4)	9.1	15.6
Total EBITDA	$105.8	$74.0	$31.8	43.0

	Nine Months Ended
	March 27, 2021	March 28, 2020	Change	%
Foodservice	$449.8	$309.3	$140.5	45.4
Vistar	67.2	148.8	(81.6)	(54.8)
Corporate & All Other	(145.1)	(153.4)	8.3	5.4
Total EBITDA	$371.9	$304.7	$67.2	22.1

Segment Results—Foodservice

Three and nine months ended March 27, 2021 compared to the three and nine months ended March 28, 2020

Net Sales

Net sales for Foodservice increased $236.6 million, or 4.8%, from the third quarter of fiscal 2020 to the third quarter of fiscal 2021 and increased $2,382.1 million, or 18.7%, from the first nine months of fiscal 2020 to the first nine months of fiscal 2021. The increase in net sales for the third quarter of fiscal 2021 was driven by growth in cases sold as certain states began to ease COVID-19 restrictions, as well as an increase in selling price per case as a result of inflation. Securing new and expanded business with independent customers resulted in independent case growth of approximately 6.3% in the third quarter of fiscal 2021 compared to the prior year period. For the quarter, independent sales as a percentage of total Foodservice segment sales were 33.9%.

The increase in net sales for the first nine months of fiscal 2021 was driven by the Reinhart acquisition, as well as an increase in selling price per case as a result of inflation. Reinhart contributed $4,195.2 million of net sales during the first nine months of fiscal 2021, compared to $1,355.1 million for the first nine months of fiscal 2020. The Reinhart acquisition also expanded business with independent customers, resulting in independent case growth of approximately 19.4% for the first nine months of fiscal 2021, compared to the prior year period. Excluding the impact of Reinhart, independent cases declined 1.5% in the first nine months of fiscal 2021, compared to the prior year period. The year-to-date decline in independent cases was driven by the impact of COVID-19 on the restaurant industry.

EBITDA

EBITDA for Foodservice increased $46.6 million, or 50.8%, from the third quarter of fiscal 2020 to the third quarter of fiscal 2021 and increased $140.5 million, or 45.4%, from the first nine months of fiscal 2020 to the first nine months of fiscal 2021. These increases were the result of an increase in gross profit, partially offset by an increase in operating expenses excluding depreciation and amortization. Gross profit increased 8.0% in the third quarter of fiscal 2021, compared to the prior year period, as a result of an increase in the gross profit per case, as well as an increase in cases sold. Gross profit increased 22.4% in the first nine months of fiscal 2021, compared to the prior year period, driven by the Reinhart acquisition, which contributed an increase in gross profit of $399.3 million for the first nine months of fiscal 2021, as well as an increase in gross profit per case, compared to the prior year period. The increases in gross profit per case were driven by a favorable shift in the mix of cases sold, including more Performance Brands products sold to our independent customers. Cases sold to independent businesses result in higher gross margins within this segment.

Operating expenses excluding depreciation and amortization for Foodservice increased by $2.7 million, or 0.5%, from the third quarter of fiscal 2020 to the third quarter of fiscal 2021 and increased by $219.9 million, or 16.9%, from the first nine months of fiscal 2020 to the first nine months of fiscal 2021. Operating expenses increased for the first nine months of fiscal 2021 primarily as a result of the acquisition of Reinhart, which contributed an additional $280.1 million of operating expenses for the first nine months of fiscal 2021. Excluding the impact of the additional Reinhart operating expenses, operating expense increased as a result of increases in bonus expense for the third quarter and first nine months of fiscal 2021, partially offset by reduced personnel expenses as compared to the prior year periods. In the third quarter and first nine months of fiscal 2021, Foodservice recorded expenses of $15.2 million and $39.5 million, respectively, related to annual bonus expense as compared to a benefit of $19.3 million for the third quarter and no annual bonus expense for the first nine months of fiscal 2020. Operating expenses also experienced decreases in fuel expenses of $2.0 million and $15.0 million and decreases in insurance expense of $5.0 million and $12.9 million during the third quarter and first nine months of fiscal 2021, respectively, compared to the prior year periods. In the third quarter and first nine months of fiscal 2021, Foodservice recorded benefits of $5.5 million and $13.5 million, respectively, related to reserves for expected credit losses as compared to bad debt expense of $15.9 million and $22.0 million for the third quarter and first nine months of fiscal 2020.

Depreciation and amortization of intangible assets recorded in this segment decreased from $79.9 million in the third quarter of fiscal 2020 to $57.9 million in the third quarter of fiscal 2021 as a result of accelerated amortization of customer relationships and trade names related to Reinhart recorded in the prior fiscal year. Depreciation and amortization of intangible assets recorded in this segment increased from $130.3 million in the first nine months of fiscal 2020 to $182.4 million in the first nine months of fiscal 2021 as a result of the acquisition of Reinhart. Total depreciation and amortization related to the acquisition of Reinhart increased $51.9 million for the nine months ended March 27, 2021, compared to prior year period.

Segment Results—Vistar

Three and nine months ended March 27, 2021 compared to the three and nine months ended March 28, 2020

Net Sales

Net sales for Vistar declined $36.9 million, or 1.8%, from the third quarter of fiscal 2020 to the third quarter of fiscal 2021 and declined $606.1 million, or 9.2%, from the first nine months of fiscal 2020 to the first nine months of fiscal 2021. Net sales for the third quarter and first nine months of fiscal 2021 includes $276.9 million and $863.6 million, respectively, related to tobacco excise taxes, as compared to $256.9 million and $815.9 million for the prior year periods. The decrease in net sales was driven primarily by the continued economic effects of the COVID-19 pandemic. Due to the various initiatives to slow the spread of COVID-19, there have been significant declines in the theater, vending, office coffee service, office supply, hospitality, and travel channels for the first nine months of fiscal 2021, which are likely to continue as long as social distancing guidelines remain in place. The declines in the theater, travel, hospitality, office coffee service, office supply, and vending channels are expected to gradually improve, as certain states have begun to ease restrictions allowing many locations to resume operations in the fourth quarter of fiscal 2021.

EBITDA

EBITDA for Vistar declined $23.9 million, or 58.7%, from the third quarter of fiscal 2020 to the third quarter of fiscal 2021 and declined $81.6 million, or 54.8%, from the first nine months of fiscal 2020 to the first nine months of fiscal 2021. Gross profit declined $25.5 million, or 13.9%, for the third quarter fiscal 2021 and $132.3 million, or 21.9%, for the first nine months of fiscal 2021 compared to the respective prior year periods, driven by the effects of COVID-19 described above. Additionally, for the third quarter of fiscal 2021, Vistar recorded $1.7 million of inventory write-offs, a decrease of $1.8 million compared to the prior year period. For the first nine months of fiscal 2021, Vistar recorded $7.7 million of inventory write-offs, an increase of $3.2 million compared to the prior year period. The year-to-date increase was primarily a result of the current economic environment due to COVID-19, with the third quarter of fiscal 2021 decrease resulting from recent improvements in economic conditions. Gross profit as a percentage of net sales declined from 9.0% for the third quarter of fiscal 2020 to 7.8% for the third quarter of fiscal 2021 and from 9.2% for the first nine months of fiscal 2020 to 7.9% the first nine months of fiscal 2021 as a result of the continued growth in the convenience store channel, which has lower margins.

The Company continues to have a risk for unreserved inventory related to our major theater customers within the Vistar segment. However, these customers continue to operate under contracts that include provisions whereby the customer reimburses the Company for inventory losses. Additionally, many theaters plan to resume operations in the fourth quarter of fiscal 2021, which would further reduce this risk.

Operating expenses, excluding depreciation and amortization, decreased $1.4 million, or 1.0%, for the third quarter of fiscal 2021 and $50.4 million, or 11.1%, for the first nine months of fiscal 2021 compared to the prior year periods. Operating expenses decreased primarily as a result of decreased sales volume described above, decreases in personnel and fuel expenses, and a reduction in contingent consideration accretion expenses of $2.0 million and $10.0 million for the third quarter and first nine months of fiscal 2021, respectively, as compared to prior year periods. Additionally, for the third quarter and first nine months of fiscal 2021, Vistar recorded a benefit of $0.5 million and expense of $4.1 million, respectively, related to reserves for expected credit losses for customer receivables. These reserves represent declines in bad debt expense of $5.9 million and $3.7 million compared to the third quarter and the first nine months of fiscal 2020, respectively. These declines were partially offset by increases in annual bonus expense for the third quarter and first nine months of fiscal 2021, as compared to prior year periods. In the third quarter and first nine months of fiscal 2021, Vistar recorded expenses of $6.7 million and $17.7 million, respectively, related to annual bonus expense as compared to a benefit of $6.7 million and expense of $3.8 million for the third quarter and first nine months of fiscal 2020, respectively.

Depreciation and amortization of intangible assets recorded in this segment increased from $13.1 million in the third quarter of fiscal 2020 to $16.6 million in the third quarter of fiscal 2021 and increased from $36.2 million in the first nine months of fiscal 2020 to $42.6 million in the first nine months of fiscal 2021.

Segment Results—Corporate & All Other

Three and nine months ended March 27, 2021 compared to the three and nine months ended March 28, 2020

Net Sales

Net sales for Corporate & All Other decreased $10.2 million from the third quarter of fiscal 2020 to the third quarter of fiscal 2021 due to a decrease in logistic services to our other segments resulting from decreased case volume. Net sales for Corporate & All Other increased $27.5 million from the first nine months of fiscal 2020 to the first nine months of fiscal 2021 as a result of an increase in logistics services provided to our other segments for increased case volume due to the acquisition of Reinhart.

EBITDA

EBITDA for Corporate & All Other was a negative $49.3 million for the third quarter of fiscal 2021 compared to a negative $58.4 million for the third quarter of fiscal 2020 and was a negative $145.1 million for the first nine months of fiscal 2021 compared to a negative $153.4 million for the first nine months of fiscal 2020. The improvements in EBITDA were primarily driven by declines in professional fees of $17.9 million for the third quarter of fiscal 2021 and $24.6 million for the first nine months of fiscal 2021 compared to the respective prior year periods, as well as declines in travel expenses. These declines were partially offset by the increases in annual bonus expense. Annual bonus expense of $7.7 million and $20.8 million was recorded in the third quarter and first nine months of fiscal 2021, respectively, as compared to a benefit of $6.4 million and expense of $2.3 million for the third quarter and first nine months of fiscal 2020, respectively.

Operating expenses also increased as a result of increases in insurance expense for the third quarter and first nine months of fiscal 2021. Additionally, the increase in operating expenses for the first nine months of fiscal 2021 was driven by the additional corporate expenses associated with the acquisition of Reinhart, as compared to the prior year periods.

Depreciation and amortization of intangible assets recorded in this segment remained flat at $6.3 million for both the third quarter of fiscal 2021 and the third quarter of fiscal 2020 and increased from $19.3 million in the first nine months of fiscal 2020 to $22.1 million in the first nine months of fiscal 2021 as a result of information technology acquired in the Reinhart transaction.

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

As market conditions warrant, we may from time to time seek to repurchase our securities or loans in privately negotiated or open market transactions, by tender offer or otherwise. Any such repurchases may be funded by incurring new debt, including additional borrowings under our credit facility. In addition, depending on conditions in the credit and capital markets and other factors, we will, from time to time, consider other financing transactions, the proceeds of which could be used to refinance our indebtedness, make investments or acquisitions or for other purposes. Any new debt may be secured debt. For example, in response to the impact of COVID-19 in fiscal 2020, the Company strengthened its liquidity by borrowing $400.0 million on the revolving line of credit under our ABL Facility, entering into the First Amendment to the ABL Facility to provide the $110.0 million Additional Junior Term Loan, which was paid off early and in full on February 5, 2021, issuing and selling shares of common stock for net proceeds of $337.5 million, and issuing and selling $275.0 million aggregate principal of the Notes due 2025 (all defined below in “—Financing Activities”).

COVID-19

In markets where governments have imposed restrictions on travel outside of the home, or where customers are practicing social distancing, many of our customers, including restaurants, schools, hotels, movie theaters, and business and industry locations, have reduced or discontinued operations, which has adversely affected demand for our products and services. Even as governmental restrictions are eased and economies gradually, partially, or fully reopen in certain states and markets, the ongoing economic impacts and health concerns associated with the pandemic may continue to affect consumer behavior and spending in the channels we serve. The extent to which these changes will affect our future financial position, liquidity, and results of operations remains uncertain.

We believe that our cash flows from operations and available borrowing capacity will be sufficient both to meet our anticipated cash requirements over at least the next 12 months and to maintain sufficient liquidity for normal operating purposes.

As of March 27, 2021, our cash balance totaled $112.6 million, including restricted cash of $11.1 million, as compared to a cash balance totaling $431.8 million, including restricted cash of $11.1 million, as of June 27, 2020. The $319.2 million decrease in cash is primarily due to the early pay off, in full, of the $110.0 million Additional Junior Term Loan and payments under our ABL Facility.

Nine months ended March 27, 2021 compared to the nine months ended March 28, 2020

Operating Activities

During the first nine months of fiscal 2021 and fiscal 2020, our operating activities provided cash flow of $173.1 million and $17.6 million, respectively. The increase in cash flow provided by operating activities in the first nine months of fiscal 2021 compared to the first nine months of fiscal 2020 was largely driven by improvements in working capital and income tax refunds of $117.8 million received during the first nine months of fiscal 2021, partially offset by the payment of $117.3 million of contingent consideration related to the acquisition of Eby-Brown.

Investing Activities

Cash used in investing activities totaled $130.4 million in the first nine months of fiscal 2021 compared to $2,089.3 million in the first nine months of fiscal 2020. These investments consisted primarily of payments for business acquisitions of $18.1 million and $1,989.0 million for the first nine months of fiscal 2021 and the first nine months of fiscal 2020, respectively, along with capital purchases of property, plant, and equipment of $118.9 million and $101.1 million for the first nine months of fiscal 2021 and the first nine months of fiscal 2020, respectively. For the first nine months of fiscal 2021, purchases of property, plant, and equipment primarily consisted of outlays for information technology, warehouse equipment, warehouse expansions and improvements, and transportation equipment. The following table presents the capital purchases of property, plant, and equipment by segment:

	Nine Months Ended
(Dollars in millions)	March 27, 2021	March 28, 2020
Foodservice	$49.9	$37.8
Vistar	64.2	44.7
Corporate & All Other	4.8	18.6
Total capital purchases of property, plant and equipment	$118.9	$101.1

As of March 27, 2021, the Company had commitments of $38.0 million for capital projects related to warehouse expansion and improvements and warehouse equipment. The Company anticipates using cash flows from operations or borrowings from the ABL Facility to fulfill these commitments.

Financing Activities

During the first nine months of fiscal 2021, our financing activities used cash flow of $361.9 million, which consisted primarily of $103.8 million in net payments under our ABL Facility, $136.4 million in payments related to recent acquisitions, $110.0 million in repayment of the Additional Junior Term Loan, and $27.3 million in payments of finance lease obligations.

During the first nine months of fiscal 2020, our financing activities provided cash flow of $2,429.5 million, which consisted primarily of $1,060.0 million in cash received from the issuance and sale of the Notes due 2027, $950.4 million in net borrowings under our ABL facility, and $490.6 million in net proceeds from the issuance of common stock. These sources of cash were partially offset by $37.5 million paid for debt issuance costs associated with the Notes due 2027 and borrowings under the ABL Facility and $16.9 million in payments of finance lease obligations.

The following describes our financing arrangements as of March 27, 2021:

ABL Facility: PFGC, Inc. (“PFGC”), a wholly-owned subsidiary of the Company, is a party to the Fourth Amended and Restated Credit Agreement dated December 30, 2019 ( as amended by the First Amendment to Fourth Amended and Restated Credit Agreement dated as of April 29, 2020 and the Second Amendment to Fourth Amended and Restated Credit Agreement dated as of May 15, 2020, the “ABL Facility”). The ABL Facility has an aggregate principal amount of $3.0 billion, which matures on December 30, 2024. The incremental $110 million, 364-day maturity loan that is junior to the other obligations owed under the ABL Facility (“Additional Junior Term Loan”) was paid off early and in full on February 5, 2021. Performance Food Group, Inc., a wholly-owned subsidiary of PFGC, is the lead borrower under the ABL Facility, which is jointly and severally guaranteed by, and secured by the majority of the assets of, PFGC and all material domestic direct and indirect wholly-owned subsidiaries of PFGC (other than captive insurance subsidiaries and other excluded subsidiaries). Availability for loans and letters of credit under the ABL Facility is governed by a borrowing base, determined by the application of specified advance rates against eligible assets, including trade accounts receivable, inventory, owned real properties, and owned transportation equipment. The borrowing base is reduced quarterly by a cumulative fraction of the real properties and transportation equipment values. Advances on accounts receivable and inventory are subject to change based on periodic commercial finance examinations and appraisals, and the real property and transportation equipment values included in the borrowing base are subject to change based on periodic appraisals. Audits and appraisals are conducted at the direction of the administrative agent for the benefit and on behalf of all lenders.

Borrowings under the ABL Facility bear interest, at Performance Food Group, Inc.’s option, at (a) the Base Rate (defined as the greater of (i) the Federal Funds Rate in effect on such date plus 0.5%, (ii) the Prime Rate on such day, or (iii) one month LIBOR plus 1.0%) plus a spread or (b) LIBOR plus a spread. The ABL Facility also provides for an unused commitment fee rate of 0.25% per annum. Borrowings under the Additional Junior Term Loan, which was paid off early and in full on February 5, 2021, bore interest at LIBOR plus 5.0% per annum with respect to any loan which was a LIBOR loan and Prime plus 4.0% per annum with respect to any loan which was a base rate loan.

The following table summarizes outstanding borrowings, availability, and the average interest rate under the ABL Facility:

(Dollars in millions)	As of March 27, 2021	As of June 27, 2020
Aggregate borrowings	$496.2	$710.0
Letters of credit under ABL Facility	161.8	139.6
Excess availability, net of lenders’ reserves of $56.0 and $64.9	2,003.1	1,712.2
Average interest rate	1.56%	2.85%

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

Senior Notes due 2027: On September 27, 2019, PFG Escrow Corporation (which merged with and into Performance Food Group, Inc.) issued and sold $1,060.0 million aggregate principal amount of the Notes due 2027. The Notes due 2027 are jointly and severally guaranteed on a senior unsecured basis by PFGC and all domestic direct and indirect wholly-owned subsidiaries of PFGC (other than captive insurance subsidiaries and other excluded subsidiaries). The Notes due 2027 are not guaranteed by Performance Food Group Company.

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

As of March 27, 2021, the Company was in compliance with all of the covenants under the ABL Facility and the indentures governing the Notes due 2024, the Notes due 2025 and the Notes due 2027.

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

Total assets for Foodservice decreased $245.5 million from $5,734.2 million as of March 28, 2020 to $5,488.7 million as of March 27, 2021. During this time period, this segment decreased its inventory, intangible assets, operating lease right-of-use assets, and property, plant and equipment, partially offset by an increase in accounts receivable. Total assets for Foodservice decreased $40.4 million from $5,529.1 million as of June 27, 2020 to $5,488.7 million as of March 27, 2021. During this time period, the segment decreased its inventory, intangible assets, and operating lease right-of-use assets, partially offset by an increase in accounts receivable and property, plant and equipment.

Total assets for Vistar increased $65.3 million from $1,524.0 million as of March 28, 2020 to $1,589.3 million as of March 27, 2021. During this time period, this segment increased its property, plant and equipment and operating lease right-of-use assets, partially offset by decreases in inventory, accounts receivable, and intangible assets. Total assets for Vistar increased $203.9 million from $1,385.4 million as of June 27, 2020 to $1,589.3 million as of March 27, 2021. During this time period, the segment increased its property, plant and equipment, operating lease right-of-use assets, inventory, and accounts receivable.

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are those that are most important to portraying our financial position and results of operations. These policies require our most subjective or complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. Our most critical accounting policies and estimates include those that pertain to the allowance for doubtful accounts receivable, inventory valuation, insurance programs, income taxes, vendor rebates and promotional incentives, and acquisitions, goodwill and other intangible assets, which are described in the Form 10-K. There have been no material changes to our critical accounting policies and estimates as compared to our critical accounting policies and estimates described in the Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our market risks consist of interest rate risk and fuel price risk. There have been no material changes to our market risks since June 27, 2020, except at noted below. For a discussion on our exposure to market risk, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risks” in the Form 10-K.

During the third quarter of fiscal 2021, the Company paid down its ABL Facility balance to $496.2 million as of March 27, 2021.  Assuming the ABL balance remains consistent over the next twelve months, the Company expects substantially all its variable-rate debt will be fixed through interest rate swap agreements.  A hypothetical 100 bps increase in LIBOR on our variable-rate debt would be immaterial to the Company’s annual cash interest expense.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) under the Exchange Act), that occurred during the fiscal quarter ended March 27, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information relating to our purchases of the Company’s common stock during the third quarter of fiscal 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan (in millions)(1)
December 27, 2020—January 23, 2021	—	$-	—	$235.7
January 24, 2021—February 20, 2021	—	$-	—	$235.7
February 21, 2021—March 27, 2021	—	$-	—	$235.7
Total	—	$-	—

(1)

On November 13, 2018, the Board of Directors authorized a share repurchase program for up to $250 million of the Company’s outstanding common stock. The share repurchase program does not have an expiration date and may be amended, suspended, discontinued at any time. Repurchases under this program depend upon market place conditions and other factors, including compliance with the covenants under the ABL Facility and the indentures governing the Notes due 2024, Notes due 2025, and Notes due 2027. The share repurchase program remains subject to the discretion of the Board of Directors. On March 23, 2020, the Company discontinued further purchases under the plan and, therefore, no shares were repurchased subsequent to this date. As of March 27, 2021, approximately $235.7 million remained available for additional share repurchases.

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

PERFORMANCE FOOD GROUP COMPANY (Registrant)

Dated: May 5, 2021	By:	/s/ James D. Hope
	Name:	James D. Hope
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)