Form 10-K
period 2021-07-03
Performance Food Group Co
filed 2021-08-24
CIK 1618673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 3, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-37578

Performance Food Group Company

(Exact name of registrant as specified in its charter)

Delaware	43-1983182
(State or other jurisdiction of incorporation or organization)	(IRS employer identification no.)

12500 West Creek Parkway Richmond, Virginia 23238	(804) 484-7700
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	PFGC	New York Stock Exchange

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

At December 26, 2020, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of common stock held by non-affiliates was $5,155,406,560 (based on the closing sale price of common stock on such date on the New York Stock Exchange).

134,043,336 shares of common stock were outstanding as of August 11, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Schedule 14A relating to the Registrant’s Annual Meeting of Stockholders, to be held on or about November 16, 2021, are incorporated by reference in response to Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K. The definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the Registrant’s fiscal year ended July 3, 2021.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K (this “Form 10-K”) may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. All statements, other than statements of historical facts included in this Form 10-K, including statements concerning our plans, objectives, goals, beliefs, business strategies, future events, business conditions, our results of operations, financial position, our business outlook, business trends and other information, and our proposed acquisition of Core-Mark Holding Company, Inc. (the “Proposed Core-Mark Acquisition”) are forward-looking statements. Words such as “estimates,” “expects,” “contemplates,” “will,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts,” “may,” “should” and variations of such words or similar expressions are intended to identify forward-looking statements. The forward-looking statements are not historical facts, and are based upon our current expectations, beliefs, estimates and projections, and various assumptions, many of which, by their nature, are inherently uncertain and beyond our control. Our expectations, beliefs, estimates and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs, estimates and projections will result or be achieved, and actual results may vary materially from what is expressed in or indicated by the forward-looking statements.

There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-K. Such risks, uncertainties and other important factors that could cause actual results to differ include, among others, the risks, uncertainties and factors set forth under Part I, Item 1A. Risk Factors in this Form 10-K, as such risk factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission (the “SEC”), and are accessible on the SEC’s website at www.sec.gov, and also include the following:

•

the material adverse impact the novel coronavirus (“COVID-19”) pandemic has had, and is expected to continue to have, on the global markets, the restaurant industry, and our business specifically, including the effects on vehicle miles driven, on the financial health of our business partners, on supply chains, and on financial and capital markets;

•	competition in our industry is intense, and we may not be able to compete successfully;
•	we operate in a low margin industry, which could increase the volatility of our results of operations;
•	we may not realize anticipated benefits from our operating cost reduction and productivity improvement efforts;
•	our profitability is directly affected by cost inflation and deflation and other factors;
•	we do not have long-term contracts with certain of our customers;
•	group purchasing organizations may become more active in our industry and increase their efforts to add our customers as members of these organizations;
•	changes in eating habits of consumers;
•	extreme weather conditions, including earthquake and natural disaster damage;
•	our reliance on third-party suppliers;
•	labor relations and cost risks and availability of qualified labor;
•	volatility of fuel and other transportation costs;
•	inability to adjust cost structure where one or more of our competitors successfully implement lower costs;
•	we may be unable to increase our sales in the highest margin portion of our business;
•	changes in pricing practices of our suppliers;
•	our growth strategy may not achieve the anticipated results;
•	risks relating to acquisitions, including the risk that we are not able to realize benefits of acquisitions or successfully integrate the businesses we acquire;
•	environmental, health, and safety costs;
•

the risk that we fail to comply with requirements imposed by applicable law or government regulations or substantial changes to governmental regulations, including increased regulation of electronic cigarette and other alternative nicotine products;

•	a portion of our sales volume is dependent upon the distribution of cigarettes and other tobacco products, sales of which are generally declining;
•	if products we distribute are alleged to cause injury, or illness or fail to comply with governmental regulations, we may need to recall our products and may experience product liability claims;
•	our reliance on technology and risks associated with disruption or delay in implementation of new technology;
•	costs and risks associated with a potential cybersecurity incident or other technology disruption;
•	product liability claims relating to the products we distribute and other litigation;
•	adverse judgements or settlements or unexpected outcomes in legal proceedings;
•	negative media exposure and other events that damage our reputation;
•	decrease in earnings from amortization charges associated with acquisitions;
•	impact of uncollectibility of accounts receivable;
•	difficult economic conditions affecting consumer confidence;
•	risks relating to federal, state, and local tax rules and changes to federal, state, or local tax regulations;
•	increases in excise taxes or reduction in credit terms by taxing jurisdictions;
•	the cost and adequacy of insurance coverage and increases in the number or severity of insurance and claims expenses;
•	risks relating to our outstanding indebtedness;
•	our ability to raise additional capital; and
•	the following risks related to the Proposed Core-Mark Acquisition:
•

the risk that, after the closing of the Proposed Core-Mark Acquisition, U.S. antitrust authorities could continue to investigate the Proposed Core-Mark Acquisition and challenge the Proposed Core-Mark Acquisition;

•

the possibility that certain conditions to the consummation of the Proposed Core-Mark Acquisition will not be satisfied or completed on a timely basis and accordingly the Proposed Core-Mark Acquisition may not be consummated on a timely basis or at all;

•	uncertainty as to the expected performance of the combined company following completion of the Proposed Core-Mark Acquisition;
•	the possibility that the expected synergies and value creation from the Proposed Core-Mark Acquisition will not be realized or will not be realized within the expected time period;
•

the risk that unexpected costs will be incurred in connection with the completion and/or integration of the Proposed Core-Mark Acquisition or that the integration of Core-Mark Holding Company, Inc. (“Core-Mark”) will be more difficult or time consuming than expected;

•	a downgrade of the credit rating of our indebtedness, which could give rise to an obligation to redeem existing indebtedness;
•

potential litigation in connection with the Proposed Core-Mark Acquisition, which may affect the timing or occurrence of the Proposed Core-Mark Acquisition or result in significant costs of defense, indemnification and liability;

•	the inability to retain key personnel;
•	the possibility that competing offers will be made to acquire Core-Mark;
•

disruption from the announcement, pendency and/or completion of the Proposed Core-Mark Acquisition, including potential adverse reactions or changes to business relationships with customers, employees, suppliers or regulators, making it more difficult to maintain business and operational relationships; and

•	the risk that, following the Proposed Core-Mark Acquisition, the combined company may not be able to effectively manage its expanded operations.

We caution you that the risks, uncertainties and other factors referenced above may not contain all of the risks, uncertainties and other factors that are important to you. In addition, we cannot assure you that we will realize the results, benefits or developments that we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our business in the way expected. We cannot assure you (i) we have correctly measured or identified all of the factors affecting our business or the extent of these factors’ likely impact, (ii) the available information with respect to these factors on which such analysis is based is complete or accurate, (iii) such analysis is correct, or (iv) our strategy, which is based in part on this analysis, will be successful. All forward-looking statements in this Form 10-K apply only as of the date of this Form 10-K or as of the date they were made and, except as required by applicable law, we undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

PART I

Item 1. Business

Performance Food Group Company (“we,” “our,” “us,” “the Company,” or “PFG”), through its subsidiaries, markets and distributes more than 250,000 food and food-related products from 107 distribution centers to over 250,000 customer locations across the United States. Our more than 23,000 employees serve a diverse mix of customers, from independent and chain restaurants to schools, business and industry locations, hospitals, vending distributors, office coffee service distributors, retailers, convenience stores, and theaters. We source our products from various suppliers and serve as an important partner to our suppliers by providing them access to our broad customer base. In addition to the products we offer to our customers, we provide value-added services by allowing our customers to benefit from our industry knowledge, scale, and expertise in the areas of product selection and procurement, menu development, and operational strategy.

On May 17, 2021, we entered into a definitive agreement and plan of merger pursuant to which the Company will acquire Core-Mark in a stock and cash transaction. Under the terms of the transaction, which has been unanimously approved by the board of directors of each company, Core-Mark shareholders will receive $23.875 per share in cash and 0.44 shares of PFG common stock for each share of Core-Mark common stock. The transaction values Core-Mark at approximately $2.5 billion, including CoreMark’s net debt. The cash portion of the purchase price is expected to be financed with borrowing under the ABL Facility (as defined below under “- Financing Activities”).

We believe that our short-term performance has been, and is expected to continue to be, adversely affected by the COVID-19 pandemic. In response to the rapid spread of COVID-19 across the country, federal, state, and local governments implemented measures to reduce the spread of COVID-19, including travel bans and restrictions, quarantines, shelter in place orders, shutdowns, and social distancing requirements. These measures adversely affected workforces, suppliers, customers, consumer sentiment, economies, and financial markets, and, along with decreased consumer spending, led to an economic downturn in many of our markets.

As an essential element of the country’s food supply chain, the Company has continued to operate all of it distribution centers. Despite the Company’s continued operations, mandatory and voluntary containment measures in response to COVID-19 had, and continues to have, a significant impact on the food-away-from-home industry. Many restaurants have closed, are restricting the number of patrons they will serve at one time, or are only providing carry-out or delivery options. These restrictions have also impacted businesses throughout the economy, including theaters, retail operations, schools, and other businesses to whom we provide products and services, which collectively have adversely affected our results of operations, including significant decreases in sales. Despite these difficulties, we have taken steps to ensure a strong financial position, including steps to maintain financial liquidity, forging new customer relationships, supporting restaurant customers with the transition to higher volumes of take-out and delivery, and other means.

Even as governmental restrictions are eased and economies gradually, partially, or fully reopen in certain states and markets, the ongoing economic impacts and health concerns associated with the pandemic, as well as the potential for restrictions being re-implemented as COVID-19 cases rise, may continue to affect consumer behavior and spending in the channels we serve. The extent to which these changes will affect our future financial position, liquidity, and results of operations remains uncertain.

Our Segments

Foodservice. Foodservice offers a “broad line” of products, including custom-cut meat and seafood, as well as products that are specific to our customers’ menu requirements. Foodservice operates a network of 72 distribution centers, each of which is run by a business team who understands the local markets and the needs of its particular customers and who is empowered to make decisions on how best to serve them. This segment serves over 150,000 customer locations with over 185,000 food and food-related products.

The Foodservice segment markets and distributes food and food-related products to independent restaurants, chain restaurants, and other institutional “food-away-from-home” locations. Independent customers, predominantly include family dining, bar and grill, pizza and Italian, and fast casual restaurants. We seek to increase the mix of our total sales to independent customers because they typically use more value-added services, particularly in the areas of product selection and procurement, market trends, menu development, and operational strategy and also use more of our proprietary-branded products (“Performance Brands”), which are our highest margin products. As a result, independent customers generate higher gross profit per case that more than offsets the generally higher supply chain costs that we incur in serving these customers. Chain customers are multi-unit restaurants with five or more locations and include fine dining, family and casual dining, fast casual, and quick serve restaurants, as well as hotels, healthcare facilities, and other multi-unit institutional customers. Our Foodservice segment’s chain customers include regional businesses requiring short-haul routes as well as national businesses requiring long-haul routes, including many of the most recognizable family and casual dining restaurant chains. Sales to chain customers are typically lower gross margin but have larger deliveries than those to independent customers.

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

Our products consist of Performance Brands, as well as nationally branded products and products bearing our customers’ brands. Our Performance Brands typically generate higher gross profit per case than other brands. Nationally branded products are attractive to chain, independent, and other customers seeking recognized national brands in their operations and complement sales of our Performance Brand products. Some of our chain customers, particularly those with national distribution, develop exclusive stock keeping units (“SKU”) specifications directly with suppliers and brand these SKUs. We purchase these SKUs directly from suppliers and receive them into our distribution centers, where they are mixed with other SKUs and delivered to the chain customers’ locations.

Vistar. Vistar is a leading national distributor of candy, snacks, beverages, cigarettes, and other tobacco products to vending and office coffee service distributors, retailers, theaters, convenience stores, and hospitality providers. The segment provides national distribution of approximately 65,000 different SKUs of candy, snacks, beverages, and other items to over 100,000 customer locations from our network of 35 Vistar OpCos and 4 Merchant’s Marts locations.

Vending operators comprise Vistar’s largest channel, where we distribute a broad selection of vending machine products to the operators’ depots, from which they distribute products and stock machines. Additionally, Vistar is a leading distributor of products to theater chains as well as in the office coffee service channel.  Vistar has successfully built upon our national platform to broaden the channels we serve to include convenience stores, hospitality venues, concessionaires, airport gift shops, college book stores, corrections facilities, and impulse locations in various brick and mortar big box retailers nationwide. Merchant’s Marts are cash-and-carry operators where customers generally pick up orders rather than having them delivered. Vistar’s scale in these channels enhances our ability to procure a broad variety of products for our customers. Vistar OpCos deliver to vending and office coffee service distributors and directly to most theaters and some other locations. The distribution model also includes a “pick and pack” capability, which utilizes third-party carriers and Vistar’s SKU variety to sell to customers whose order sizes are too small to be served effectively by our delivery network. We believe these capabilities, in conjunction with the breadth of our inventory, are differentiating and allow us to serve many distinct customer types.

The Company had no customers that comprised more than 10% of consolidated net sales for fiscal 2021 or fiscal 2019. For fiscal 2020, one of the Company’s customers within the Vistar segment accounted for 10.2% of our total net sales.

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

If contracts are based on a fixed markup per unit or pound, then our customers bear the risk of cost fluctuations during the contract life. In the case of a fixed markup percentage, we typically bear the risk of cost deflation or the benefit of cost inflation. If pricing is set at the time of order, we have the current cost of goods in our inventory and typically pass cost increases or decreases to our customers. We generally do not lock in or otherwise hedge commodity costs or other costs of goods sold except within certain customer contracts where the customer bears the risk of cost fluctuation. We believe that our pricing mechanisms provide us with significant insulation from fluctuations in the cost of goods that we sell. Our inventory turns, on average, every three-and-a-half weeks, which further protects us from cost fluctuations.

We seek to minimize the effect of higher diesel fuel costs both by reducing fuel usage and by taking action to offset higher fuel prices. We reduce usage by designing more efficient truck routes and by increasing miles per gallon through on-board computers that monitor and adjust idling time and maximum speeds and through other technologies. In our Foodservice and Vistar segments, we seek to manage fuel prices through diesel fuel surcharges to our customers and through the use of costless collars. As of July 3, 2021, we had collars in place for approximately 37% of the gallons we expect to use over the 12 months following July 3, 2021.

Competition

The foodservice distribution industry is highly competitive. Certain of our competitors have greater financial and other resources than we do. Furthermore, there are two large broadline distributors, Sysco, and US Foods, with national footprints. In addition, there are numerous regional, local, and specialty distributors. These smaller distributors often align themselves with other smaller distributors through purchasing cooperatives and marketing groups to enhance their geographic reach, private label offerings, overall purchasing power, cost efficiencies, and to assemble delivery networks for national or multi-regional distribution. We often do not have exclusive service agreements with our customers and our customers may switch to other distributors if those distributors can offer lower prices, differentiated products, or customer service that is perceived to be superior. We believe that most purchasing decisions in the foodservice business are based on the quality and price of the product and a distributor’s ability to fill orders completely and accurately and to provide timely deliveries.

We believe we have a competitive advantage over regional and local broadline distributors through economies of scale in purchasing and procurement, which allow us to offer a broad variety of products (including our proprietary Performance Brands) at competitive prices to our customers. Our customers benefit from our ability to provide them with extensive geographic coverage as they continue to grow. We believe we also benefit from supply chain efficiency, including a growing inbound logistics backhaul network that uses our collective distribution network to deliver inbound products across business segments; best practices in warehousing, transportation, and risk management; the ability to benefit from the scale of our purchases of items not for resale, such as trucks, construction materials, insurance, banking relationships, healthcare, and material handling equipment; and the ability to optimize our networks so that customers are served from the most efficient distribution centers, which minimizes the cost of delivery. We believe these efficiencies and economies of scale will provide opportunities for improvements in our operating margins when combined with an incremental fixed-cost advantage.

Seasonality

Historically, the food-away-from-home and foodservice distribution industries are seasonal, with lower profit in the first and third quarters of each calendar year. Consequently, we typically experience lower operating profit during our first and third fiscal quarters, depending on the timing of acquisitions, if any. The impact of the COVID-19 pandemic has resulted in a temporary disruption to historic seasonal trends.

Trademarks and Trade Names

We have numerous perpetual trademarks and trade names that are of significant importance, including West Creek, Silver Source, Braveheart 100% Black Angus, Empire’s Treasure, Brilliance, Heritage Ovens, Village Garden, Guest House, Piancone, Luigi’s, Ultimo, Corazo, Assoluti, Peak Fresh Produce, Roma, First Mark, and Nature’s Best Dairy. Although in the aggregate these trademark and trade names are material to our results of operations, we believe the loss of a trademark or trade name individually would not have a material adverse effect on our results of operations. The Company does not have any material patents or licenses.

Human Capital Resources

One of our primary strategies is to attract, train, develop, and retain talented individuals that feel empowered to fully contribute their diverse backgrounds, experiences, and innovative ideas to the success of the Company. We also recognize the importance of keeping our associates safe and healthy, as well as giving them a voice and listening to their concerns and suggestions.  Below, we discuss our efforts to achieve these objectives.

Associates. As of July 3, 2021, our employee population (including employees of our consolidated subsidiaries) totaled approximately 23,000 full-time and part-time employees in the U.S. Of that total, approximately 99% were employed on a full-time basis, and approximately 66% were non-exempt, or paid on an hourly basis.

Compensation and Benefits. We believe our base wages and salaries, which we review annually, are fair and competitive with the external labor markets in which our associates work. We offer incentive programs that provide cash bonus opportunities to encourage and reward participants for the Company’s achievement of financial and other key performance metrics and strengthen the connection between pay and performance. We also grant equity compensation awards that vest over time through our long-term incentive plan to eligible associates to align such associates’ incentives with the Company’s long-term strategic objectives and the interests of our stockholders

PFG also offers competitive benefits to its associates, including paid vacation and holidays, family leave, disability insurance, life insurance, healthcare, adoption assistance, tuition reimbursement, dependent care flexible spending accounts, a 401(k) plan with a company match, and an Employee Stock Purchase Plan. Additionally, we offer an Employee Assistance Program (EAP) that includes professional support for associates to balance the stress of personal and professional demands at home, in the office, in distribution centers and on the road.

Workforce Diversity. As a company we are committed to building an inclusive and equitable culture that embraces and celebrates our associates’ diverse backgrounds and unique lived experiences.  In fiscal 2021, we reinforced this commitment by hiring our first Vice President of Diversity & Inclusion (“D&I”).  She will build on this commitment to create a more diverse and inclusive work environment by implementing a thoughtful D&I framework that will include, among other things, a focus on clear leadership roles and accountability, new talent acquisition practices, employee communities, and inclusive performance management.  Our Chief Human Resources Officer currently provides quarterly updates to the Board and will continue to do so.  With five out of 11 Board leaders representing gender and ethnic diversity, our commitment to ensure workforce diversity is reflected at every level of the organization and connects to our social responsibility and business imperatives.

Training and Development. We have a longstanding and robust training program that provides role-specific training and also offers management training to advance leadership skills used in our succession planning process. Our annual process identifies key contributors, high impact performers, and those we feel represent our top talent at various levels of leadership in the business. This process is used to select participants in our leadership program. We have also been an active participant with the Women’s Foodservice Forum (WFF) in leveraging their annual leadership conference and other events centered around developing women leaders in our industry. Additionally, our Foodservice segment has developed what we believe is an industry-leading sales training program that prepares our new sales associates for success while ensuring a more consistent, reliable, and positive customer experience. Finally, through our online learning platform we deliver a variety of required and optional on-demand learning modules that are linked to an associate’s role with the Company, including those modules tied to our Code of Business Conduct and anticorruption, which are completed annually by all associates.

Health, Safety and Wellness. From a workplace safety standpoint, we focus on training, awareness, behavioral based work observation practices, and culture in our continuous effort to reduce workplace injuries and accidents. Our focus had a positive impact as we reduced our recordable injury rate in the workplace during fiscal 2021 by 3% as compared to the prior fiscal year, and we reduced road accidents per million miles driven by 20% during fiscal 2021 as compared to the prior fiscal year. We are always focused on the safety of our associates and have a strong emphasis on identifying and addressing the safety risks to and concerns of our associates. We acted quickly to develop and implement enhanced safety protocols to address the COVID-19 pandemic and protect the health and safety of our associates.

Engagement. PFG works to build, measure, and sustain associate engagement through a variety of communications and activities. We participate in and celebrate industry efforts, such as the International Foodservice Distributors Association’s Truck Driving Championship and Truck Driver Hall of Fame, highlight locally and share internally and externally significant achievements for our warehouse associates, and honor the diversity of our associates, along with our customers and communities, by celebrating, among other things, heritage months. To measure associate engagement levels, PFG conducted its first enterprise-wide engagement survey in October 2020, with an overall response rate of 76%. We have parallel activities in progress to study and use the results of the survey for enterprise and more localized improvement efforts and are leveraging responses to help shape our diversity and inclusion strategy.

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

Item 1A. Risk Factors

Risks Relating to Our Business and Industry

The impact of the COVID-19 pandemic on the global markets, the restaurant industry, and our business specifically has had and is expected to continue to have an adverse effect on our business, financial condition and results of operations.

The COVID-19 global pandemic has had and is expected to continue to have an adverse effect on our business, financial condition, and results of operations. Governmental authorities around the world have implemented measures to reduce the spread of COVID-19, including travel bans and restrictions, quarantines, shelter in place orders, shutdowns and social distancing requirements. These measures have adversely affected, and continue to adversely affect, workforces, suppliers, customers, consumer sentiment, economies, and financial markets, and, along with decreased consumer spending, have resulted in an economic downturn in many of our markets.

As an essential element of the country’s food supply chain, the Company has continued to operate all of it distribution centers. Despite the Company’s continued operations, mandatory and voluntary containment measures in response to COVID-19 have had a significant adverse impact on the food-away-from-home industry, along with other businesses throughout the economy, including theaters, retail operations, schools, and other businesses to whom we provide products and services, which collectively have adversely affected our results of operations.

At the end of fiscal 2020 through fiscal 2021, we saw the impact of COVID-19 in our operations, including significant decreases in sales. Although we believe we have taken prudent measures to maintain our financial liquidity and support our business, the impacts of COVID-19 have had, and are expected to continue to have, an adverse impact on numerous aspects of our business, financial condition and results of operations including, our growth, product costs, supply chain disruptions, labor shortages, logistics constraints, customer demand for our products and industry demand generally, consumer spending, our liquidity, the price of our securities and trading markets with respect thereto, and the global economy and financial markets generally.  While vaccination efforts have proved successful, we cannot predict the duration of the COVID-19 pandemic or future governmental regulations or legislation that may be passed as a result of ongoing or future COVID-19 outbreaks.  The continued impact of COVID-19 and the enactment of additional governmental regulations and restrictions may further adversely impact the global economy, the restaurant industry, and our business specifically, despite prior or future actions taken by the Company.

Periods of difficult economic conditions and heightened uncertainty in the financial markets affect consumer confidence, which can adversely affect our business.

The foodservice industry is sensitive to national and regional economic conditions. Deteriorating economic conditions and heightened uncertainty in the financial markets, such as those the global economy is currently facing as it recovers from the effects of the COVID-19 pandemic, negatively affect consumer confidence and discretionary spending. The decline in spending resulting from the onset of the COVID-19 pandemic led to reductions in the frequency of dining out and the amount spent by consumers for food-away-from-home purchases.  These conditions, in turn, negatively affect our results during such periods. The continuation of these or similar economic conditions in the future or permanent changes in consumers’ dining habits as a result of such conditions would likely negatively affect our operating results.

We rely on third-party suppliers, and our business may be affected by interruption of supplies or increases in product costs.

We obtain substantially all of our foodservice and related products from third-party suppliers. We typically do not have long-term contracts with our suppliers. Although our purchasing volume can sometimes provide an advantage when dealing with suppliers, suppliers may not provide the foodservice products and supplies needed by us in the quantities and at the prices requested. Our suppliers may also be affected by higher costs to source or produce and transport food products, as well as by other related expenses that they pass through to their customers, which could result in higher costs for the products they supply to us. Because we do not control the actual production of most of the products we sell, we are also subject to material supply chain interruptions, delays caused by interruption in production, and increases in product costs, including those resulting from product recalls or a need to find alternate materials or suppliers, based on conditions outside our control. These conditions include labor shortages, work slowdowns, work interruptions, strikes or other job actions by employees of suppliers, weather conditions or more prolonged climate change, crop conditions, water shortages, transportation interruptions, unavailability of fuel or increases in fuel costs, competitive demands, contamination with mold, bacteria or other contaminants, and natural disasters or other catastrophic events, including, the outbreak of e. coli or similar food borne illnesses or bioterrorism in the United States. Additionally, our suppliers could be adversely impacted by the COVID-19 pandemic. If our suppliers’ employees are unable to work, whether because of illness, quarantine, limitations on travel or other government restrictions in connection with the COVID-19 pandemic, or if or suppliers experience labor shortages, we could face shortages in the products we sell and our operations and sales could be adversely impacted by such future supply interruptions. Our inability to obtain adequate supplies of foodservice and related products as a result of any of the foregoing factors or otherwise could mean that we could not fulfill our obligations to our customers and, as a result, our customers may turn to other distributors. Our inability to anticipate and react to changing food costs through our sourcing and purchasing practices in the future could have a material adverse effect on our business, financial condition, or results of operations.

We face risks relating to labor relations, labor costs, and the availability of qualified labor.

As of July 3, 2021, we had more than 23,000 employees of whom approximately 1,200 were members of local unions associated with the International Brotherhood of Teamsters or other unions. Although our labor contract negotiations have in the past generally taken place with the local union representatives, we may be subject to increased efforts to engage us in multi-unit bargaining that could subject us to the risk of multi-location labor disputes or work stoppages that would place us at greater risk of being materially adversely affected by labor disputes. In addition, labor organizing activities could result in additional employees becoming unionized, which could result in higher labor costs. Although we have not experienced any significant labor disputes or work stoppages in recent history, and we believe we have satisfactory relationships with our employees, including those who are union members, increased unionization or a work stoppage because of our failure to renegotiate union contracts could have a material adverse effect on us.

We are subject to a wide range of labor costs. Because our labor costs are, as a percentage of net sales, higher than in many other industries, we may be significantly harmed by labor cost increases. In addition, labor is a significant cost for many of our customers in the U.S. food-away-from-home industry. Any increase in their labor costs, including any increases in costs as a result of increases in minimum wage requirements, could reduce the profitability of our customers and reduce demand for our products.

We rely heavily on our employees, particularly drivers, and any shortage of qualified labor could significantly affect our business. Our recruiting and retention efforts and efforts to increase productivity may not be successful and we could encounter a shortage of qualified labor in future periods. Any such shortage would decrease our ability to serve our customers effectively. Such a shortage would also likely lead to higher wages for employees and a corresponding reduction in our profitability. The COVID-19 pandemic has impacted the Company’s ability to hire and retain qualified labor resulting in the payment of higher temporary contract labor costs. Additionally, if our employees are unable to work, whether because of illness, quarantine, limitations on travel or other government restrictions in connection with COVID-19, we could face additional shortages of qualified labor and higher labor costs.

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

The foodservice distribution industry is highly competitive. Certain of our competitors have greater financial and other resources than we do. Furthermore, there are two larger broadline distributors, Sysco, and US Foods, with national footprints. In addition, there are numerous regional, local, and specialty distributors. These smaller distributors often align themselves with other smaller distributors through purchasing cooperatives and marketing groups to enhance their geographic reach, private label offerings, overall purchasing power, cost efficiencies and to assemble delivery networks for national or multi-regional distribution. We often do not have exclusive service agreements with our customers and our customers may switch to other distributors if those distributors can offer lower prices, differentiated products, or customer service that is perceived to be superior. We believe that most purchasing decisions in the foodservice business are based on the quality and price of the product and a distributor’s ability to fill orders completely and accurately and provide timely deliveries. We cannot assure you that our current or potential, future competitors will not provide products or services that are comparable or superior to those provided by us or adapt more quickly than we do to evolving trends or changing market requirements. Accordingly, we cannot assure you that we will be able to compete effectively against current and potential, future competitors, and increased competition may result in price reductions, reduced gross margins, and loss of market share, any of which could materially adversely affect our business, financial condition, or results of operations.

We operate in a low margin industry, which could increase the volatility of our results of operations.

Similar to other resale-based industries, the distribution industry is characterized by relatively low profit margins. These low profit margins tend to increase the volatility of our reported net income since any decline in our net sales or increase in our costs that is small relative to our total net sales or costs may have a large impact on our net income. For example, the impact of the COVID-19 pandemic on our customers has resulted in a significant decline in organic case volume and net sales in certain of the channels we serve, and, as a result, the Company reported a lower net income for fiscal 2021 than it would have reported had there been no pandemic.

Cost inflation or deflation could affect the value of our inventory and our financial results.

We make a significant portion of our sales at prices that are based on the cost of products we sell plus a percentage markup. As a result, volatile food costs may have a direct impact upon our profitability. Our profit levels may be negatively affected during periods of product cost deflation, even though our gross profit percentage may remain relatively constant or even increase. Prolonged periods of product cost inflation also may have a negative impact on our profit margins and earnings to the extent such product cost increases are not passed on to customers because of their resistance to higher prices. For example, the impact of the COVID-19 pandemic on the economy has resulted in inflation of 4.6% for fiscal 2021, which has had, and could continue to have, an impact our product costs and profit margins. Furthermore, our business model requires us to maintain an inventory of products, and changes in price levels between the time that we acquire inventory from our suppliers and the time we sell the inventory to our customers could lead to unexpected shifts in demand for our products or could require us to sell inventory at lesser profit or a loss. In addition, product cost inflation may negatively affect consumer discretionary spending decisions within our customers’ establishments, which could impact our sales. Our inability to quickly respond to inflationary and deflationary cost pressures could have a material adverse impact on our business, financial condition, or results of operations.

Many of our customers are not obligated to continue purchasing products from us.

Many of our customers buy from us pursuant to individual purchase orders, and we often do not enter into long-term agreements with these customers. Because such customers are not obligated to continue purchasing products from us, we cannot assure you that the volume and/or number of our customers’ purchase orders will remain constant or increase or that we will be able to maintain our existing customer base. Significant decreases in the volume and/or number of our customers’ purchase orders or our inability to retain or grow our current customer base may have a material adverse effect on our business, financial condition, or results of operations. As a result of the effects of the COVID-19 pandemic on our customers, organic case volume declined substantially for the first nine months of fiscal 2021 compared to the prior year period. As restrictions eased during the end of fiscal 2021, we experienced rapid growth which resulted in an overall increase in organic case volume of 2.7% for fiscal 2021 compared to fiscal 2020.

Group purchasing organizations may become more active in our industry and increase their efforts to add our customers as members of these organizations.

Some of our customers, particularly our larger customers, purchase their products from us through group purchasing organizations (“GPOs”) in an effort to lower the prices paid by these customers on their foodservice orders, and we have experienced some pricing pressure from these purchasers. These GPOs have also made efforts to include smaller, independent restaurants. If these GPOs are able to add a significant number of our customers as members, we may be forced to lower the prices we charge these customers in order to retain their business, which would negatively affect our business, financial condition, or results of operations. Additionally, if we are unable or unwilling to lower the prices we charge for our products to a level that is satisfactory to the GPOs, we may lose the business of those customers that are members of these organizations, which could have a material adverse impact on our business, financial condition, or results of operations

Changes in consumer eating habits could materially and adversely affect our business, financial condition, or results of operations.

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

Mandatory and voluntary containment measures in response to the COVID-19 pandemic have impacted businesses throughout the economy, including theaters, retail operations, schools, and other businesses to whom we provide products and services, all of which has adversely affected our results of operations.  Despite easing of government restrictions and a gradual reopening of the economy, it is unclear if the recent, significant decline in the food away from home industry is temporary or the beginning of a long-term transition. Additionally, changes in consumer eating habits may result in the enactment of laws and regulations that affect the ingredients and nutritional content of our food products, or laws and regulations requiring us to disclose the nutritional content of our food products. Compliance with these laws and regulations, as well as others regarding the ingredients and nutritional content of our food products, may be costly and time-consuming. Our inability to effectively respond to changes in food away from home consumer trends, consumer health perceptions or resulting new laws or regulations or to adapt our menu offerings to trends in eating habits could materially and adversely affect our business, financial condition, or results of operations.

Extreme weather conditions and natural disasters may interrupt our business or our customers’ businesses, which could have a material adverse effect on our business, financial condition, or results of operations.

Many of our facilities and our customers’ facilities are located in areas that may be subject to extreme and occasionally prolonged weather conditions, including hurricanes, blizzards, earthquakes, and extreme heat or cold. Such extreme weather conditions may interrupt our operations and reduce the number of consumers who visit our customers’ facilities in such areas. Furthermore, such extreme weather conditions may interrupt or impede access to our customers’ facilities, all of which could have a material adverse effect on our business, financial condition, or results of operations.

Fluctuations in fuel costs and other transportation costs could harm our business.

The high cost of fuel can negatively affect consumer confidence and discretionary spending and, as a result, reduce the frequency and amount spent by consumers within our customers’ establishments for food away from home. The high cost of fuel and other transportation related costs, such as tolls, fuel taxes, and license and registration fees, can also increase the price we pay for products as well as the costs incurred by us to deliver products to our customers. Furthermore, both the price and supply of fuel are unpredictable and fluctuate based on events outside our control, including geopolitical developments, supply and demand for oil and gas, actions by the Organization of Petroleum Exporting Countries and other oil and gas producers, war and unrest in oil producing countries and regions, regional production patterns, and environmental concerns. These factors, if occurring over an extended period of time, could have a material adverse effect on our sales, margins, operating expenses, or results of operations.

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

Our future success will depend on our ability to grow our business, including through increasing our independent sales, expanding our Performance Brands, making strategic acquisitions, including the Proposed Core-Mark Acquisition, and achieving improved operating efficiencies as we continue to expand and diversify our customer base. Our growth and innovation strategies require significant commitments of management resources and capital investments and may not grow our net sales at the rate we expect or at all. As a result, we may not be able to recover the costs incurred in developing our new projects and initiatives or to realize their intended or projected benefits, which could have a material adverse effect on our business, financial condition, or results of operation.

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

Finally, following our acquisition of Eby-Brown Company LLC (“Eby-Brown”), a distributor of pre-packaged candy, snacks, specialty beverages and tobacco products in the convenience industry, in the fourth quarter of fiscal 2019, we became subject to legislation, regulation and other matters regarding the marketing, distribution, sale, taxation and use of cigarette, tobacco and alternative nicotine products. For example, various jurisdictions have adopted or are considering legislation and regulations restricting displays and marketing of tobacco and alternative nicotine products, requiring the disclosure of ingredients used in the manufacture of tobacco and alternative nicotine products, and imposing restrictions on public smoking and vaping. In addition, the FDA has been empowered to regulate changes to nicotine yields and the chemicals and flavors used in tobacco and alternative nicotine products (including cigars, pipe and e-cigarette products), require ingredient listings be displayed on tobacco and alternative nicotine products, prohibit the use of certain terms which may attract youth or mislead users as to the risks involved with using tobacco and alternative nicotine products, as well as limit or otherwise impact the marketing of tobacco and alternative nicotine products by requiring additional labels or warnings that must be pre-approved by the FDA. Such legislation and related regulation are likely to continue to adversely impact the market for tobacco and alternative nicotine products and, accordingly, our sales of such products. Likewise, cigarettes and tobacco products are subject to substantial excise taxes. Significant increases in cigarette-related taxes and/or fees have been proposed or enacted and are likely to continue to be proposed or enacted by various taxing jurisdictions within the U.S. These tax increases negatively impact consumption and may cause a shift in sales from premium brands to discount brands, illicit channels, or tobacco alternatives, such as electronic cigarettes, as smokers seek lower priced options. Furthermore, taxing jurisdictions have the ability to change or rescind credit terms currently extended for the remittance of taxes that we collect on their behalf. If these excise taxes are substantially increased, or credit terms are substantially reduced, it could have a negative impact on our liquidity.

A portion of our sales volume is dependent upon the distribution of cigarettes and other tobacco products, sales of which are generally declining.

Following the acquisition of Eby-Brown, a significant portion of our sales volume depends upon the distribution of cigarettes and other tobacco products. Due to increases in the prices of cigarettes, restrictions on cigarette manufacturers’ marketing and promotions, increases in cigarette regulation and excise taxes, health concerns, increased pressure from anti-tobacco groups, the rise in popularity of tobacco alternatives, including electronic cigarettes, other alternative nicotine products, and other factors, cigarette consumption in the United States has been declining gradually over the past few decades. In many instances, tobacco alternatives, such as electronic cigarettes, are not subject to federal, state, and local excise taxes like the sale of conventional cigarettes or other tobacco products. We expect consumption trends of legal cigarette products will continue to be negatively impacted by the factors described above. If we are unable to sell other products to make up for these declines in cigarette sales, our operating results may suffer.

If the products we distribute are alleged to cause injury or illness or fail to comply with governmental regulations, we may need to recall our products and may experience product liability claims.

The products we distribute may be subject to product recalls, including voluntary recalls or withdrawals, if they are alleged to cause injury or illness or if they are alleged to have been mislabeled, misbranded, or adulterated or to otherwise be in violation of governmental regulations. We may also voluntarily recall or withdraw products that we consider not to meet our quality standards, whether for taste, appearance, or otherwise, in order to protect our brand and reputation. If there is any future product withdrawal that results in substantial and unexpected expenditures, destruction of product inventory, damage to our reputation, and lost sales because of the unavailability of the product for a period of time, our business, financial condition, or results of operations may be materially adversely affected.

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

We rely upon information technology networks and systems to process, transmit, and store electronic information, and to manage or support virtually all of our business processes and activities. We also use mobile devices, social networking, and other online activities to connect with our employees, suppliers, business partners, and customers. These uses give rise to cybersecurity risks, including security breach, espionage, system disruption, theft, and inadvertent release of information. Our business involves the storage and transmission of numerous classes of sensitive and/or confidential information and intellectual property, including customers’ and suppliers’ personal information, private information about employees, and financial and strategic information about us and our business partners. We have implemented measures to prevent security breaches and other cyber incidents, and, to date, interruption of our information technology networks, and systems have been infrequent and have not had a material impact on our operations.  However, because cyber-attacks are increasingly sophisticated and more frequent, our preventative measures and incident response efforts may not be entirely effective.  Additionally, due to the COVID-19 pandemic, a substantial portion of our corporate employees are working remotely using smartphones, tablets, and other wireless devices, which may further heighten these and other operational risks.  The theft, destruction, loss, misappropriation, release of sensitive and/or confidential information or intellectual property, or interference with our information technology systems or the technology systems of third parties on which we rely could result in business disruption, negative publicity, brand damage, violation of privacy laws, loss of customers, potential liability, and competitive disadvantage.

Adverse judgments or settlements resulting from legal proceedings in which we may be involved in the normal course of our business could reduce our profits or limit our ability to operate our business.

In the normal course of our business, we are involved in various legal proceedings. The outcome of these proceedings cannot be predicted. If any of these proceedings were to be determined adversely to us or a settlement involving a payment of a material sum of money were to occur, it could materially and adversely affect our profits or ability to operate our business. Additionally, we could become the subject of future claims by third parties, including our employees; suppliers, customers, and other counterparties; our investors; or regulators. Any significant adverse judgments or settlements would reduce our profits and could limit our ability to operate our business. Further, we may incur costs related to claims for which we have appropriate third-party indemnity, but such third parties may fail to fulfill their contractual obligations.

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

Although we believe our aggregate insurance limits should be sufficient to cover reasonably expected claims costs, it is possible that the amount of one or more claims could exceed our aggregate coverage limits. Insurance carriers have raised premiums for many businesses in our industry, including ours, and our insurance and claims expense could continue to increase in the future. Our results of operations and financial condition could be materially and adversely affected if (1) total claims costs significantly exceed our coverage limits, (2) we experience a claim in excess of our coverage limits, (3) our insurance carriers fail to pay on our insurance claims, (4) we experience a claim for which coverage is not provided or (5) a large number of claims may cause our cost under our deductibles to differ from historic averages.

Risks Related to the Proposed Core-Mark Acquisition

The Proposed Core-Mark Acquisition is subject to conditions, some or all of which may not be satisfied, or completed on a timely basis. Failure to complete the Proposed Core-Mark Acquisition could have material and adverse effects on us.

The completion of the Proposed Core-Mark Acquisition remains subject to a number of conditions, including, the adoption of the Agreement and Plan of Merger, dated as of May 17, 2021 (the “merger agreement”), by the Core-Mark stockholders, which make the completion of the Proposed Core-Mark Acquisition and timing thereof uncertain. Also, either Core-Mark or we may terminate the merger agreement if the Proposed Core-Mark Acquisition has not been consummated by February 17, 2022 (subject to an automatic extension to May 17, 2022, in certain circumstances), except that this right to terminate the merger agreement will not be available to any party whose failure to perform any obligation under the merger agreement has been the cause of, or the primary factor that resulted in, the failure of the Proposed Core-Mark Acquisition to be consummated on or before that date.

If the Proposed Core-Mark Acquisition is not completed, our ongoing businesses may be materially and adversely affected and, without realizing any of the benefits of having completed the Proposed Core-Mark Acquisition, we will be subject to a number of risks, including the following:

•	the market price of our common stock could decline;
•	we could owe substantial termination fees to Core-Mark under certain circumstances (as defined in the Proposed Core-Mark Acquisition purchase agreement);
•

if the merger agreement is terminated and our Board or the Core-Mark Board seeks another business combination, our stockholders cannot be certain that we will be able to find a party willing to enter into a transaction on terms equivalent to or more attractive than the terms that Core-Mark has agreed to in the merger agreement;

•

we will be required to pay the costs relating to the Proposed Core-Mark Acquisition, such as legal, accounting, financial advisory and printing fees, whether or not the Proposed Core-Mark Acquisition is completed; and

•	we may experience negative reactions from the financial markets or from our customers or employees.

In addition, if the Proposed Core-Mark Acquisition is not completed, we could be subject to litigation related to any failure to complete the Proposed Core-Mark Acquisition or related to any proceeding commenced against us to perform our obligations under the merger agreement. The materialization of any of these risks could adversely impact our ongoing businesses.

Similarly, delays in the completion of the Proposed Core-Mark Acquisition could, among other things, result in additional transaction costs, loss of revenue or other negative effects associated with uncertainty about completion of the Proposed Core-Mark Acquisition.

The consummation of the Proposed Core-Mark Acquisition was subject to the expiration of the waiting period applicable thereto under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The waiting period expired effective as of 11:59 p.m. EST on August 9, 2021, and accordingly, the applicable closing condition to the Proposed Core-Mark Acquisition has been satisfied. On August 3, 2021, the FTC's Bureau of Competition of the Federal Trade Commission (the “FTC”) announced that it was facing a substantial increase in merger filings that is straining the agency’s capacity to rigorously investigate deals within the HSR Act timelines, and therefore, the FTC would start issuing standard letters on deals where the agency did not have time to fully investigate. Consistent with this guidance from the FTC, PFG and Core-Mark received such a standard form letter on August 9, 2021, which states, among other things, that, although the waiting period would be expiring, the FTC’s investigation of the Proposed Core-Mark Acquisition remains open and ongoing. The letter states that the FTC may challenge transactions—before or after their consummation. The FTC had such ability prior to and independent of its announcement on August 3, 2021, that it would start issuing the standard letters described above. Accordingly, PFG believes that the letters they received do not change or expand the FTC’s ability under U.S. law to investigate and challenge the Proposed Core-Mark Acquisition after expiration of the HSR Act waiting period and after consummation of the Proposed Core-Mark Acquisition.

We are subject to business uncertainties and contractual restrictions while the Proposed Core-Mark Acquisition is pending, which could adversely affect the business and operations of the combined company.

In connection with the pendency of the Proposed Core-Mark Acquisition, it is possible that some customers, suppliers and other persons with whom we have a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationships with us, as the case may be, as a result of the Proposed Core-Mark Acquisition, which could negatively affect our current or future revenues, earnings and cash flows, as well as the market price of our common stock, regardless of whether the Proposed Core-Mark Acquisition is completed.

Under the terms of the merger agreement, the Company is subject to certain restrictions on the conduct of its business prior to completing the Proposed Core-Mark Acquisition, which may adversely affect its ability to execute certain of its business strategies, including the ability in certain cases to enter into or amend contracts, acquire or dispose of assets, incur indebtedness or incur capital expenditures. Such limitations could adversely affect our businesses and operations prior to the completion of the Proposed Core-Mark Acquisition.

Each of the risks described above may be exacerbated by delays or other adverse developments with respect to the completion of the Proposed Core-Mark Acquisition.

Uncertainties associated with the Proposed Core-Mark Acquisition may cause a loss of management personnel and other key employees, and we may have difficulty attracting and motivating management personnel and other key employees, which could adversely affect our future business and operations.

We are dependent on the experience and industry knowledge of management personnel and other key employees to execute our business plan. Our success after the completion of the Proposed Core-Mark Acquisition will depend in part upon our ability to attract, motivate and retain key management personnel and other key employees. Prior to completion of the Proposed Core-Mark Acquisition, current and prospective employees may experience uncertainty about their roles within the Company following the completion of the Proposed Core-Mark Acquisition, which may have an adverse effect on our ability to attract, motivate or retain management personnel and other key employees. In addition, no assurance can be given that we will be able to attract, motivate or retain management personnel and other key employees to the same extent after the completion Proposed Core-Mark Acquisition.

We may be targets of securities class action and derivative lawsuits that could result in substantial costs and may delay or prevent Proposed Core-Mark Acquisition from being completed.

Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into merger agreements. Even if the lawsuits are without merit, defending against these claims can result in substantial costs and divert management’s time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on our and Core-Mark’s respective liquidity and financial condition. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Proposed Core-Mark Acquisition, then that injunction may delay or prevent the Proposed Core-Mark Acquisition from being completed, or from being completed within the expected timeframe, which may adversely affect our business, financial position and results of operation.

Completion of the Proposed Core-Mark Acquisition may trigger change in control or other provisions in certain agreements to which Core-Mark or its subsidiaries are a party, which may have an adverse impact on our business and results of operations.

The completion of the Proposed Core-Mark Acquisition may trigger change in control and other provisions in certain agreements to which Core-Mark or its subsidiaries are a party. If the Company and Core-Mark are unable to negotiate waivers of those provisions, the counterparties may exercise their rights and remedies under the agreements, potentially terminating the agreements or seeking monetary damages. Even if the Company and Core-Mark are able to negotiate waivers, the counterparties may require a fee for such waivers or seek to renegotiate the agreements on terms less favorable to Core-Mark or the combined company. Any of the foregoing or similar developments may have an adverse impact on our business and results of operations.

After the Proposed Core-Mark Acquisition, we may be unable to successfully integrate the businesses and realize the anticipated benefits of the Proposed Core-Mark Acquisition.

The combination of two independent businesses is a complex, costly and time-consuming process. The success of the Proposed Core-Mark Acquisition will depend, to a large extent, on our ability to successfully combine Core-Mark, which currently operates as an independent public company, with our business and realize the anticipated benefits, including synergies, cost savings, innovation and operational efficiencies, from the combination. If we are unable to achieve these objectives within the anticipated time frame, or at all, the anticipated benefits may not be realized fully, or at all, or may take longer to realize than expected and the value of our common stock may be harmed. Additionally, as a result of the Proposed Core-Mark Acquisition, rating agencies may take negative actions against our credit ratings, which may increase our financing costs, including in connection with the financing of the Proposed Core-Mark Acquisition.

The Proposed Core-Mark Acquisition involves the integration of Core-Mark with our existing business, which is a complex, costly and time-consuming process. We have not previously completed a transaction comparable in size or scope to the Proposed Core-Mark Acquisition. The integration of Core-Mark into our business may result in material challenges, including, without limitation:

•	the diversion of management’s attention from ongoing business concerns and performance shortfalls as a result of the devotion of management’s attention to the Proposed Core-Mark Acquisition;
•	managing a larger company;
•	maintaining employee morale and attracting and motivating and retaining management personnel and other key employees;
•	the possibility of faulty assumptions underlying expectations regarding the integration process;
•	retaining existing business and operational relationships and attracting new business and operational relationships;
•	consolidating corporate and administrative infrastructures and eliminating duplicative operations;
•	coordinating geographically separate organizations;
•	unanticipated issues in integrating information technology, communications and other systems;
•	unanticipated changes in federal or state laws or regulations; and
•	unforeseen expenses or delays associated with the Proposed Core-Mark Acquisition.

Many of these factors will be outside of our control and any one of them could result in delays, increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy, which could materially affect our financial position, results of operations and cash flows.

We and Core-Mark have operated, and until completion of the Proposed Core-Mark Acquisition will continue to operate, independently. We and Core-Mark are currently permitted to conduct only limited planning for the integration of the two companies following the Proposed Core-Mark Acquisition and have not yet determined the exact nature of how the businesses and operations of the two companies will be combined after the Proposed Core-Mark Acquisition. The actual integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized.

The Company’s stockholders will have a reduced ownership and voting interest after the completion of the Proposed Core-Mark Acquisition and will exercise less influence over the policies of the combined company than they now have on the policies of the Company.

The Company’s stockholders presently have the right to vote in the election of the PFG board of directors and on other matters affecting the Company. Immediately after the completion of the Proposed Core-Mark Acquisition, it is expected that current PFG stockholders will own approximately 87% of our outstanding common stock outstanding and current Core-Mark stockholders will own approximately 13% of our outstanding common stock. As a result, current PFG stockholders and have less influence on the policies of the combined company than they now have on the policies of PFG.

Our future results may be adversely impacted if we do not effectively manage our expanded operations following the completion of the Proposed Core-Mark Acquisition.

Following the completion of the Proposed Core-Mark Acquisition, the size of our business will be significantly larger than it is currently. Our ability to successfully manage this expanded business will depend, in part, upon management’s ability to design and implement strategic initiatives that address not only the integration of two independent stand-alone companies, but also the increased scale and scope of the combined business with its associated increased costs and complexity. There can be no assurances that we will be successful or that we will realize the expected operating efficiencies, cost savings and other benefits currently anticipated from the Proposed Core-Mark Acquisition.

We expect to incur substantial expenses related to the completion of the Proposed Core-Mark Acquisition and our integration of Core-Mark.

We expect to incur substantial expenses in connection with the completion of the Proposed Core-Mark Acquisition and the integration of Core-Mark’s business. There are a large number of processes, policies, procedures, operations, technologies and systems that must be integrated, including purchasing, accounting and finance, sales, payroll, pricing, revenue management, marketing and benefits. In addition, our and Core-Mark’s businesses will continue to maintain a presence in Richmond, Virginia and Westlake, Texas, respectively. The substantial majority of these costs will be non-recurring expenses related to the Proposed Core-Mark Acquisition (including financing of the Proposed Core-Mark Acquisition), facilities and systems consolidation costs. We may incur additional costs to maintain employee morale and to attract, motivate or retain management personnel and other key employees. We and Core-Mark will also incur transaction fees and costs related to formulating integration plans for the combined business, and the execution of these plans may lead to additional unanticipated costs. Additionally, as a result of the Proposed Core-Mark Acquisition, rating agencies may take negative actions with regard to our credit ratings, which may increase our financing costs, including in connection with the financing of the Proposed Core-Mark Acquisition. These incremental transaction and merger-related costs may exceed the savings the Company expects to achieve after the consummation of the Proposed Core-Mark Acquisition from the elimination of duplicative costs and the realization of other efficiencies related to the integration of the businesses, particularly in the near term and in the event there are material unanticipated costs.

The market price of the Company’s common stock may decline as a result of the Proposed Core-Mark Acquisition.

The market price of PFG common stock may decline as a result of the Proposed Core-Mark Acquisition, and holders of PFG common stock could lose the value of their investment in PFG common stock, if, among other things, we are unable to achieve the expected growth in earnings, or if the anticipated benefits, including synergies, cost savings, innovation and operational efficiencies, from the Proposed Core-Mark Acquisition are not realized, or if the transaction costs related to the Proposed Core-Mark Acquisition are greater than expected, or if the financing related to the transaction is on unfavorable terms. The market price also may decline if we do not achieve the perceived benefits of the Proposed Core-Mark Acquisition as rapidly or to the extent anticipated by financial or industry analysts or if the effect of the Proposed Core-Mark Acquisition on our financial position, results of operations or cash flows is not consistent with the expectations of financial or industry analysts. The issuance of shares of PFG common stock in the Proposed Core-Mark Acquisition could on its own have the effect of depressing the market price for PFG common stock. In addition, many Core-Mark stockholders may decide not to hold the shares of PFG common stock they receive as a result of the Proposed Core-Mark Acquisition. Other Core-Mark stockholders, such as funds with limitations on their permitted holdings of stock in individual issuers, may be required to sell the shares of PFG common stock they receive as a result of the Proposed Core-Mark Acquisition. Any such sales of PFG common stock could have the effect of depressing the market price for PFG common stock. Moreover, general fluctuations in stock markets could have a material adverse effect on the market for, or liquidity of, the PFG common stock, regardless of our actual operating performance.

We may not have discovered undisclosed liabilities of Core-Mark during our due diligence process.

In the course of the due diligence review of Core-Mark that we conducted prior to the execution of the Proposed Core-Mark Acquisition, we may not have discovered, or may have been unable to quantify, undisclosed liabilities of Core-Mark and its subsidiaries. Examples of such undisclosed liabilities may include, but are not limited to, pending or threatened litigation or regulatory matters. Any such undisclosed liabilities could have an adverse effect on our business, results of operations, financial condition and cash flows following the completion of the Proposed Core-Mark Acquisition.

Risks Relating to Our Indebtedness

Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or in our industry, expose us to interest rate risk to the extent of our variable rate debt, and prevent us from meeting our obligations under our indebtedness.

As of July 3, 2021, we had $2,544.2 million of indebtedness, including finance lease obligations. In addition, we had $2,252.0 million of availability under the ABL Facility after giving effect to $161.7 million of outstanding letters of credit and $55.1 million of lenders’ reserves under the ABL Facility. In connection with the Proposed Core-Mark Acquisition, we expect to incur approximately $1,440 million in additional indebtedness.

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

A substantial portion of our indebtedness is floating rate debt. If interest rates increase, our debt service obligations on such indebtedness will increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. In addition, interest on the ABL Facility is calculated based on LIBOR. On July 27, 2017, the U.K. Financial Conduct Authority (the “FCA”) announced that it will no longer require banks to submit rates for the calculation of LIBOR after 2021. In the meantime, actions by the FCA, other regulators, or law enforcement agencies may result in changes to the method by which LIBOR is calculated. At this time, it is not possible to predict the effect of any such changes or any other reforms to LIBOR that may be enacted in the U.K. or elsewhere.

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

The agreements governing our outstanding indebtedness, including indebtedness incurred or to be incurred in connection with the Proposed Core-Mark Acquisition, contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit the ability of our subsidiaries to, among other things:

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of July 3, 2021, we operated 107 distribution centers across our two reportable segments. Of our 107 facilities, we owned 57 facilities and leased the remaining 50 facilities. Our Foodservice segment operated 72 distribution centers and had an average square footage of approximately 200,000 square feet per facility. Our Vistar segment operated 35 distribution centers and had an average square footage of approximately 200,000 square feet per facility.

State	Foodservice	Vistar	Total
Arkansas	1	—	1
Arizona	1	1	2
California	4	2	6
Colorado	1	1	2
Connecticut	—	1	1
Florida	6	2	8
Georgia	3	2	5
Iowa	1	-	1
Illinois	2	2	4
Indiana	1	1	2
Kentucky	3	2	5
Louisiana	3	—	3
Massachusetts	3	—	3
Maryland	2	—	2
Maine	1	-	1
Michigan	1	3	4
Minnesota	3	1	4
Missouri	4	1	5
Mississippi	1	1	2
North Carolina	1	2	3
Nebraska	1	-	1
New Jersey	3	2	5
Nevada	-	1	1
Ohio	3	2	5
Oregon	1	1	2
Pennsylvania	2	2	4
South Carolina	2	-	2
Tennessee	5	1	6
Texas	5	2	7
Virginia	3	—	3
Vermont	2	—	2
Wisconsin	3	2	5
Total	72	35	107

Our Foodservice “broad-line” customers are generally located no more than 200 miles from one of our distribution facilities, and national chain customers are generally located no more than 450 miles from one of our distribution facilities. Of the 72 Foodservice distribution centers, 10 have meat cutting operations that provide custom-cut meat products and two have seafood processing operations that provide custom-cut and packed seafood to our customers and our other distribution centers. In addition to the 35 distribution centers operated by Vistar, Vistar has 4 cash-and-carry Merchant’s Mart facilities. Customer orders are typically assembled in our distribution facilities and then sorted, placed on pallets, and loaded onto trucks and trailers in delivery sequence. Deliveries are generally made in large tractor-trailers that we usually lease. We use integrated computer systems to design and track efficient route sequences for the delivery of our products.

Our properties also include a combined headquarters facility for our corporate offices and the Foodservice segment that is located in Richmond, Virginia; a combined support service center and headquarters facility for Vistar that is located in Englewood, Colorado; and other support service centers and corporate offices located in the United States.

Item 3. Legal Proceedings

We are a party to various claims, lawsuits and other legal proceedings arising in the ordinary course of business.

While it is impossible to determine with certainty the ultimate outcome of any of these proceedings, lawsuits, and claims, management believes that adequate provisions have been made or insurance secured for all currently pending proceedings so that the ultimate outcomes will not have a material adverse effect on our financial position. Refer to Note 15. Commitments and Contingencies within Part II, Item 8. Financial Statements for disclosure of ongoing litigation.

Item 4. Mine Safety Disclosures

Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market and Price Range of Common Stock

Our common stock is listed on the New York Stock Exchange under the symbol “PFGC.”

Approximate Number of Common Shareholders

At the close of business on August 11, 2021, there were approximately 222 holders of record of our shares of common stock. This stockholder figure does not include a substantially greater number of holders whose shares are held of record by banks, brokers and other financial institutions.

Dividends

We have no current plans to pay dividends on our common stock. In addition, our ability to pay dividends is limited by covenants in the agreements governing our existing indebtedness and may be further limited by the agreements governing other indebtedness we or our subsidiaries may incur in the future. See Part II, Item 7. — “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Activities.” Any decision to declare and pay dividends in the future will be made at the sole discretion of our Board of Directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions, and other factors that our Board of Directors may deem relevant. Because we are a holding company, and have no direct operations, we will only be able to pay dividends from funds we receive from our subsidiaries.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer

On November 13, 2018, the Board of Directors authorized a share repurchase program for up to $250 million of the Company’s outstanding common stock. The share repurchase program does not have an expiration date and may be amended, suspended, or discontinued at any time. Repurchases under this program depend upon market place conditions and other factors, including compliance with the covenants under the ABL Facility and the indentures governing the Notes due 2024, Notes due 2025, Notes due 2027, and Notes due 2029 (each as defined under “- Financing Activities” below),. The share repurchase program remains subject to the discretion of the Board of Directors. On March 23, 2020, the Company discontinued further purchases under the plan and, therefore, no shares were repurchased subsequent to this date. As of July 3, 2021, approximately $235.7 million remained available for additional share repurchases.

Stock Performance Graph

The performance graph below compares the cumulative total shareholder return of the Company’s common stock over the previous five fiscal years, with the cumulative total return for the same period of the S&P 500 index and the S&P 400 Midcap Index. The graph assumes the investment of $100 in our common stock and each of the indices as of the market close on July 1, 2016 and the reinvestment of dividends. Performance data for the Company, the S&P 500 index and the S&P 400 Midcap Index is provided as of the last trading day of each of our last five fiscal years. The stock price performance graph is not necessarily indicative of future stock price performance.

Item 6. Selected Financial Data

Reserved.

Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with the audited consolidated financial statements and the notes thereto included in Item 8. Financial Statements and Supplementary Data of this Form 10-K. In addition to historical consolidated financial information, this discussion contains forward-looking statements that reflect our plans, estimates, and beliefs and involve numerous risks and uncertainties, including those described in Item 1A. Risk Factors of this Form 10-K. Actual results may differ materially from those contained in any forward-looking statements. You should carefully read “Special Note Regarding Forward-Looking Statements” in this Form 10-K.

The following includes a comparison of our consolidated results of operations, our segment results and financial position for fiscal years 2021 and 2020. For a comparison of our consolidated results of operations, segment results and financial position for fiscal years 2020 and 2019, see Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended June 27, 2020, filed with the SEC on August 18, 2020.

Our Company

We market and distribute over 250,000 food and food-related products to customers across the United States from approximately 107 distribution facilities to over 250,000 customer locations in the “food-away-from-home” industry. We offer our customers a broad assortment of products including our proprietary-branded products, nationally branded products, and products bearing our customers’ brands. Our product assortment ranges from “center-of-the-plate” items (such as beef, pork, poultry, and seafood), frozen foods, and groceries to candy, snacks, beverages, cigarettes, and other tobacco products. We also sell disposables, cleaning and kitchen supplies, and related products used by our customers. In addition to the products we offer to our customers, we provide value-added services by allowing our customers to benefit from our industry knowledge, scale, and expertise in the areas of product selection and procurement, menu development, and operational strategy.

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

The Company’s fiscal year ends on the Saturday nearest to June 30th. This resulted in a 53-week year for fiscal 2021 and a 52-week year for fiscal 2020 and fiscal 2019. References to “fiscal 2021” are to the 53-week period ended July 3, 2021, references to “fiscal 2020” are to the 52-week period ended June 27, 2020, and references to “fiscal 2019” are to the 52-week period ended June 29, 2019.

Key Factors Affecting Our Business

We believe that our short-term performance has been, and is expected to continue to be, adversely affected by the COVID-19 pandemic.

In response to the rapid spread of COVID-19 across the country, federal, state, and local governments implemented measures to reduce the spread of COVID-19, including travel bans and restrictions, quarantines, shelter in place orders, shutdowns, and social distancing requirements. These measures adversely affected workforces, suppliers, customers, consumer sentiment, economies, and financial markets, and, along with decreased consumer spending, led to an economic downturn in many of our markets.

As an essential element of the country’s food supply chain, the Company has continued to operate all of it distribution centers. Despite the Company’s continued operations, mandatory and voluntary containment measures in response to COVID-19 had a significant impact on the food-away-from-home industry. Many restaurants have closed, are restricting the number of patrons they will serve at one time, or are only providing carry-out or delivery options. These restrictions also impacted businesses throughout the economy, including theaters, retail operations, schools, and other businesses to whom we provide products and services, which collectively have adversely affected our results of operations.

During fiscal 2021, we continued to experience the adverse impact of COVID-19 on our operations, including significant decreases in sales. Despite these difficulties, we have taken steps to ensure a strong financial position, including steps to maintain financial liquidity, forging new customer relationships, supporting restaurant customers with the transition to higher volumes of take-out and delivery, and other means.

Even as governmental restrictions are eased and economies gradually, partially, or fully reopen in certain states and markets, the ongoing economic impacts and health concerns associated with the pandemic, as well as the potential for restrictions being re-implemented as COVID-19 cases rise, may continue to adversely affect consumer behavior and spending in the channels we serve. The extent to which these changes will affect our future financial position, liquidity, and results of operations remains uncertain. For further discussion of this matter, refer to “Item 1A. Risk Factors” in Part I of this Form 10-K.

Despite the near-term impact of the COVID-19 pandemic, we believe that our long-term performance is principally affected by the following key factors:

•

Changing demographic and macroeconomic trends. Until recently, due to the COVID-19 pandemic, the share of consumer spending captured by the food-away-from-home industry has increased steadily for several decades. The share increases in periods of increasing employment, rising disposable income, increases in the number of restaurants, and favorable demographic trends, such as smaller household sizes, an increasing number of dual income households, and an aging population base that spends more per capita at foodservice establishments. The foodservice distribution industry is also sensitive to national and regional economic conditions, such as changes in consumer spending, changes in consumer confidence, and changes in the prices of certain goods.

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

In addition, our management uses Adjusted EBITDA, defined as net income before interest expense, interest income, income and franchise taxes, and depreciation and amortization, further adjusted to exclude certain items that we do not consider part of our core operating results. Such adjustments include certain unusual, non-cash, non-recurring, cost reduction, and other adjustment items permitted in calculating covenant compliance under our ABL Facility and indentures (other than certain pro forma adjustments permitted under our ABL Facility and indentures governing the Notes due 2024, Notes due 2025, Notes due 2027, and Notes due 2029 relating to the Adjusted EBITDA contribution of acquired entities or businesses prior to the acquisition date). Under our ABL Facility and indentures, our ability to engage in certain activities such as incurring certain additional indebtedness, making certain investments, and making restricted payments is tied to ratios based on Adjusted EBITDA (as defined in our ABL Facility and indentures). Our definition of Adjusted EBITDA may not be the same as similarly titled measures used by other companies.

Adjusted EBITDA is not defined under GAAP and is subject to important limitations. We believe that the presentation of Adjusted EBITDA is useful to investors because it is frequently used by securities analysts, investors, and other interested parties, including our lenders under the ABL Facility and holders of our Notes due 2024, Notes due 2025, Notes due 2027, and Notes due 2029, in their evaluation of the operating performance of companies in industries similar to ours. In addition, targets based on Adjusted EBITDA are among the measures we use to evaluate our management’s performance for purposes of determining their compensation under our incentive plans.

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

Results of Operations, EBITDA, and Adjusted EBITDA

The following table sets forth a summary of our results of operations, EBITDA, and Adjusted EBITDA for the periods indicated (dollars in millions, except per share data):

	Fiscal Year Ended			Fiscal 2021		Fiscal 2020
	July 3, 2021	June 27, 2020	June 29, 2019	Change	%	Change	%
Net sales	$30,398.9	$25,086.3	$19,743.5	$5,312.6	21.2	5,342.8	27.1
Cost of goods sold	26,873.7	22,217.1	17,230.5	4,656.6	21.0	4,986.6	28.9
Gross profit	3,525.2	2,869.2	2,513.0	656.0	22.9	356.2	14.2
Operating expenses	3,324.5	2,968.2	2,229.7	356.3	12.0	738.5	33.1
Operating profit (loss)	200.7	(99.0)	283.3	299.7	302.7	(382.3)	(134.9)
Other expense, net
Interest expense	152.4	116.9	65.4	35.5	30.4	51.5	78.7
Other, net	(6.4)	6.3	(0.4)	(12.7)	(201.6)	6.7	1,675.0
Other expense, net	146.0	123.2	65.0	22.8	18.5	58.2	89.5
Income (loss) before income taxes	54.7	(222.2)	218.3	276.9	124.6	(440.5)	(201.8)
Income tax expense (benefit)	14.0	(108.1)	51.5	122.1	113.0	(159.6)	(309.9)
Net income (loss)	$40.7	$(114.1)	$166.8	$154.8	135.7	(280.9)	(168.4)
EBITDA	$546.0	$171.0	$438.7	$375.0	219.3	(267.7)	(61.0)
Adjusted EBITDA	$625.3	$405.5	$475.5	$219.8	54.2	(70.0)	(14.7)
Weighted-average common shares outstanding:
Basic	132.1	113.0	103.8	19.1	16.9	9.2	8.9
Diluted	133.4	113.0	105.2	20.4	18.1	7.8	7.4
Earnings (loss) per common share:
Basic	$0.31	$(1.01)	$1.61	$1.32	130.7	$(2.62)	(162.7)
Diluted	$0.30	$(1.01)	$1.59	$1.31	129.7	$(2.60)	(163.5)

We believe that the most directly comparable GAAP measure to EBITDA and Adjusted EBITDA is net income. The following table reconciles EBITDA and Adjusted EBITDA to net income for the periods presented:

	Fiscal Year Ended
	July 3, 2021	June 27, 2020	June 29, 2019
	(In millions)
Net income (loss)	$40.7	$(114.1)	$166.8
Interest expense	152.4	116.9	65.4
Income tax expense (benefit)	14.0	(108.1)	51.5
Depreciation	213.9	178.5	116.2
Amortization of intangible assets	125.0	97.8	38.8
EBITDA	546.0	171.0	438.7
Non-cash items (1)	64.9	24.8	19.8
Acquisition, integration and reorganization (2)	16.2	182.8	11.8
Productivity initiatives and other adjustment items (3)	(1.8)	26.9	5.2
Adjusted EBITDA	$625.3	$405.5	$475.5
(1)

Includes adjustments for non-cash charges arising from stock-based compensation and gain/loss on disposal of assets. Stock-based compensation cost was $25.4 million, $17.9 million and $15.7 million for fiscal 2021, fiscal 2020 and fiscal 2019, respectively. In addition, this includes increases in the last-in-first-out (“LIFO”) reserve of $11.8 million for Foodservice and $24.6 million for Vistar for fiscal 2021 compared to increases of $0.8 million for Foodservice and $3.1 million for Vistar for fiscal 2020 and an increase of $3.4 million for Foodservice and no change for Vistar for fiscal 2019.

(2)

Includes professional fees and other costs related to completed and abandoned acquisitions, costs of integrating certain of our facilities, facility closing costs, advisory fees and offering fees. Fiscal 2020 includes $108.6 million of contingent consideration accretion expense related to the acquisition of Eby-Brown and $9.3 million of costs related to information technology projects the Company is no longer pursuing as a result of the acquisition of Reinhart Foodservice L.L.C. (“Reinhart”).

(3)

Consists primarily of amounts related to fuel collar derivatives, certain financing transactions, lease amendments, legal settlements and franchise tax expense, and other adjustments permitted by our ABL Facility. This line item includes development costs of $5.8 million for fiscal 2020 related to certain productivity initiatives the Company is no longer pursuing as a result of the Reinhart acquisition.

Consolidated Results of Operations

Fiscal year ended July 3, 2021 compared to fiscal year ended June 27, 2020

Net Sales

Net sales growth is primarily a function of case growth, pricing (which is primarily based on product inflation/deflation), and a changing mix of customers, channels, and product categories sold. Net sales increased $5,312.6 million, or 21.2%, in fiscal 2021 compared to fiscal 2020. The increase in net sales was primarily attributable to the acquisition of Reinhart on December 31, 2019, along with the 53rd week in fiscal year 2021. Net sales for the extra week in fiscal 2021 were approximately $664.6 million. The acquisition of Reinhart contributed $6,049.3 million of net sales in fiscal 2021, compared to $2,525.0 million in fiscal 2020.

Case volume increased 15.4% in fiscal 2021 compared to fiscal 2020. Excluding the impact of the 53rd week in fiscal 2021, case volume increased 13.0% compared to the prior year. Excluding the impact of the Reinhart acquisition for the first half of fiscal 2021, organic case volume increased 2.7% in fiscal 2021 compared to fiscal 2020.

Gross Profit

Gross profit increased $656.0 million, or 22.9%, for fiscal 2021 compared to fiscal 2020. The increase in gross profit was primarily driven by the acquisition of Reinhart and the 53rd week in fiscal 2021. The acquisition of Reinhart contributed an increase in gross profit of  $501.4 million for fiscal 2021, compared to the prior year. Also, gross profit increased due to an increase in the gross profit per case driven by case growth in Foodservice, particularly in the independent channel. Independent customers typically receive more services from us, cost more to serve, and pay a higher gross profit per case than other customers. The Company estimates the increase in gross profit for the extra week in fiscal 2021 was approximately $76.1 million.

Additionally, for fiscal 2021, the Company recorded a total of $36.9 million of inventory write-offs primarily as a result of the impact of COVID-19 on our operations, compared to $54.5 million for fiscal 2020. This decrease was primarily a result of the recent improvements in economic conditions. Gross profit as a percentage of net sales was 11.6% for fiscal 2021 compared to 11.4% for fiscal 2020.

Operating Expenses

Operating expenses increased $356.3 million, or 12.0%, for fiscal 2021 compared to fiscal 2020. The increase in operating expenses was primarily driven by the acquisition of Reinhart and the 53rd week in fiscal 2021. Reinhart contributed an additional $315.6 million of operating expenses, excluding depreciation and amortization, for fiscal 2021 as compared to fiscal 2020. The Company estimates operating expenses for the 53rd week in fiscal 2021 was approximately $70.4 million.

Excluding the impact of Reinhart and the 53rd week in fiscal 2021, operating expenses decreased as a result of a decrease in contingent consideration accretion expense of $109.7 million, professional fees of $28.4 million, and insurance expense of $6.2 million. Additionally, in fiscal 2021, the Company recorded a benefit of $24.9 million related to reserves related to expected credit losses for customer receivables, as compared to bad debt expense of $78.0 million in the prior year. These decreases were partially offset by a $78.6 million increase in bonus expense for fiscal 2021, along with increases in other personnel expenses and the increase in case volume and the resulting impact on variable operational and selling expenses in fiscal 2021 compared to the prior year period.

Depreciation and amortization of intangible assets increased from $276.3 million in fiscal 2020 to $338.9 million in fiscal 2021, an increase of 22.7%. This increase is primarily attributable to the acquisition of Reinhart. Total depreciation and amortization related to the 53rd week in fiscal 2021 was approximately $6.6 million.

Net Income (Loss)

Net income was $40.7 million for fiscal 2021, as compared to a net loss of $114.1 million for fiscal 2020. This increase in net income was attributable to the $299.7 million increase in operating profit, partially offset by increases in interest expense and income tax expense. The increase in interest expense was primarily the result of an increase in average borrowings outstanding along with a higher average interest rate during fiscal 2021 compared to fiscal 2020.

The Company reported income tax expense of $14.0 million for fiscal 2021 compared to an income tax benefit of $108.1 million for fiscal 2020. Our effective tax rate in fiscal 2021 was 25.6% compared to 48.6% in fiscal 2020. The effective tax rate for fiscal 2021 decreased from the prior year period primarily due to state taxes, stock compensation, and discrete items as a percentage of book income, which is significantly higher than the book income for fiscal 2020. The effective tax rate for fiscal 2020 was impacted by the $46.3 million benefit from a federal net operating loss carryback to tax years with a statutory tax rate higher than the current statutory tax rate.

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

The following tables set forth net sales and EBITDA by segment for the periods indicated (dollars in millions):

Net Sales

	Fiscal Year Ended			Fiscal 2021		Fiscal 2020
	July 3, 2021	June 27, 2020	June 29, 2019	Change	%	Change	%
Foodservice	$21,890.0	$16,740.5	$15,095.1	$5,149.5	30.8	$1,645.4	10.9
Vistar	8,496.7	8,339.4	4,641.8	157.3	1.9	3,697.6	79.7
Corporate & All Other	418.3	345.8	291.6	72.5	21.0	54.2	18.6
Intersegment Eliminations	(406.1)	(339.4)	(285.0)	(66.7)	(19.7)	(54.4)	(19.1)
Total net sales	$30,398.9	$25,086.3	$19,743.5	$5,312.6	21.2	$5,342.8	27.1

EBITDA

	Fiscal Year Ended			Fiscal 2021		Fiscal 2020
	July 3, 2021	June 27, 2020	June 29, 2019	Change	%	Change	%
Foodservice	$658.9	$336.3	$428.0	$322.6	95.9	$(91.7)	(21.4)
Vistar	93.4	38.5	165.6	54.9	142.6	(127.1)	(76.8)
Corporate & All Other	(206.3)	(203.8)	(154.9)	(2.5)	(1.2)	(48.9)	(31.6)
Total EBITDA	$546.0	$171.0	$438.7	$375.0	219.3	$(267.7)	(61.0)

Segment Results—Foodservice

Fiscal year ended July 3, 2021 compared to fiscal year ended June 27, 2020

Net Sales

Net sales for Foodservice increased $5,149.5 million, or 30.8%, from fiscal 2020 to fiscal 2021. The increase in net sales was driven by the Reinhart acquisition and an increase in selling price per case as a result of inflation, as well as the 53rd week in fiscal 2021. Net sales for the extra week in fiscal 2021 were approximately $484.3 million. Reinhart contributed $6,049.3 million of net sales during fiscal 2021 compared to $2,525.0 million in fiscal 2020. The Reinhart acquisition also expanded business with independent customers, resulting in independent case growth of approximately 31.6% in fiscal 2021 compared to the prior year.  Excluding the impact of Reinhart, independent cases grew 12.6% in fiscal 2021 compared to the prior year, as a result of securing new and expanding business with independent customers. For fiscal 2021, independent sales as a percentage of total segment sales were 35.5%.

EBITDA

EBITDA for Foodservice increased $322.6 million, or 95.9%, from fiscal 2020 to fiscal 2021. This increase was the result of an increase in gross profit, partially offset by an increase in operating expenses excluding depreciation and amortization. Gross profit increased 33.6% in fiscal 2021 compared to the prior fiscal year, driven by the Reinhart acquisition, which contributed an increase in gross profit of $501.4 million for fiscal 2021. An increase in cases sold and an increase in gross profit per case also contributed to the increase in gross profit. The increase in gross profit per case was driven by a favorable shift in the mix of cases sold, including more Performance Brands products sold to independent customers. Cases sold to independent business result in higher gross margins within this segment. Additionally, for fiscal 2021, Foodservice recorded $29.8 million of inventory write-offs primarily driven by the economic impacts of COVID-19, which was a decrease of $9.1 million compared to the prior year. Gross profit for the 53rd week in fiscal 2021 was approximately $62.1 million.

Operating expenses excluding depreciation and amortization for Foodservice increased by $391.0, or 21.8%, from fiscal 2020 to fiscal 2021. Operating expenses increased primarily as a result of the acquisition of Reinhart which contributed an additional $313.1 million of operating expenses for fiscal 2021. Excluding the impact of the additional Reinhart operating expenses, operating expense increased as a result of an increase in case volume and the resulting impact on variable operational and selling expenses, along with an increase in bonus expense of $40.6 million and an increase in other personnel expenses as compared to the prior year. These increases were partially offset by decreases in insurance expense of $14.4 million, fuel expense of $2.9 million, and the expense related to reserves for expected credit losses. In fiscal 2021, Foodservice recorded a benefit of $22.8 million related to reserves for expected credit losses as compared to bad debt expense of $63.1 million during fiscal 2020. The Company estimates that operating expenses excluding depreciation and amortization for Foodservice were approximately $47.1 million in the 53rd week of fiscal 2021.

Depreciation of fixed assets and amortization of intangible assets recorded in this segment increased from $197.7 million in fiscal 2020 to $248.3 million in fiscal 2021. Total depreciation and amortization related to the 53rd week in fiscal 2021 was approximately $4.7 million for Foodservice. Depreciation of fixed assets and amortization of intangible assets increased as a result of the acquisition of Reinhart. Total additional incremental depreciation and amortization related to the acquisition of Reinhart was $48.9 million for fiscal 2021 as compared to the prior year.

Segment Results—Vistar

Fiscal year ended July 3, 2021 compared to fiscal year ended June 27, 2020

Net Sales

Net sales for Vistar increased $157.3 million, or 1.9%, from fiscal 2020 to fiscal 2021. The increase in net sales is driven by net sales of approximately $180.2 million in the 53rd week in fiscal 2021. Net sales for fiscal 2021 included $1.2 billion related to tobacco excise taxes, as compared to $1.1 billion for fiscal 2020. Due to the restrictions implemented by governments to slow the spread of COVID-19, there were significant declines in case volume in the theater, office coffee service, office supply, hospitality, and travel channels for fiscal 2021, however these declines have gradually improved, as certain states eased restrictions allowing many of our customers in these channels to resume operations during the fourth quarter of fiscal 2021.

EBITDA

EBITDA for Vistar increased $54.9 million, or 142.6%, from fiscal 2020 to fiscal 2021. This increase was the result of a decrease in operating expenses excluding depreciation and amortization, partially offset by a decrease in gross profit. The gross profit dollar decrease of $58.7 million for fiscal 2021 compared to fiscal 2020, was driven by the impact of COVID-19 on the channels we serve, partially offset by gross profit of approximately $13.7 million in the 53rd week in fiscal 2021. Additionally, for fiscal 2021, Vistar recorded $7.0 million of inventory write-offs primarily as result of the impact of COVID-19 on the channels we serve, which was a decrease of $8.6 million compared to the prior year. Gross profit as a percentage of net sales declined from 8.7% for fiscal 2020 to 7.8% for fiscal 2021 as a result of continued growth in the convenience store channel, which has lower margins.

Operating expenses excluding depreciation and amortization decreased $113.8 million, or 16.6%, for fiscal 2021 compared to the prior year. Operating expenses decreased primarily as a result of decreased sales volume described above, decreases in personnel expenses, and a $109.8 million reduction in contingent consideration accretion expense for fiscal 2021 as compared to prior year period. Additionally, in fiscal 2021, Vistar recorded a benefit of $2.1 million related to reserves for expected credit losses for customer receivables as compared to bad debt expense of $14.7 million for the prior year. These decreases were partially offset by an increase in bonus expense of $21.0 million for fiscal 2021 compared to the prior year. The Company estimates that operating expenses excluding depreciation and amortization for Vistar were approximately $11.8 million in the 53rd week of fiscal 2021.

Depreciation of fixed assets and amortization of intangible assets recorded in this segment increased from $50.0 million in fiscal 2020 to $62.1 million in fiscal 2021. Total depreciation and amortization related to the 53rd week in fiscal 2021 was approximately $1.4 million for Vistar. Depreciation of fixed assets increased as a result of capital outlays to support the segment’s growth.

Segment Results—Corporate & All Other

Fiscal year ended July 3, 2021 compared to fiscal year ended June 27, 2020

Net Sales

Net sales for Corporate & All Other increased $72.5 million from fiscal 2020 to fiscal 2021. The increase was primarily attributable to an increase in logistics services provided to our other segments for increased case volume due to the acquisition of Reinhart as well as approximately $8.9 million of net sales for the 53rd week in fiscal 2021.

EBITDA

EBITDA for Corporate & All Other was a negative $206.3 million for fiscal 2021 compared to a negative $203.8 million for fiscal 2020. This decline in EBITDA was primarily driven by the additional corporate operating expenses, excluding depreciation and amortization, of $2.5 million associated with the acquisition of Reinhart, as well as the additional week in fiscal 2021. Additionally, operating expenses increased as a result of an increase in annual bonus expense of $17.0 million and an increase in insurance expense of $7.9 million fiscal 2021 as compared to the prior year. These increases were partially offset by a decline of $29.0 million in fiscal 2021 for professional and legal fees related primarily to prior year acquisitions. The Company estimates that operating expenses excluding depreciation and amortization were approximately $4.9 million in the 53rd week of fiscal 2021.

Depreciation of fixed assets and amortization of intangible assets recorded in this segment was $28.5 million in fiscal 2021 compared to $28.6 million for fiscal 2020. Total depreciation and amortization related to the 53rd week in fiscal 2021 was approximately $0.5 million for Corporate & All Other.

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

In markets where governments have imposed restrictions on travel outside of the home, or where customers are practicing social distancing due to the COVID-19 pandemic, many of our customers, including restaurants, schools, hotels, movie theaters, and business and industry locations, have reduced or discontinued operations, which has adversely affected demand for our products and services. Even as governmental restrictions are eased and economies gradually, partially, or fully reopen in certain states and markets, the ongoing economic impacts and health concerns associated with the pandemic may continue to affect consumer behavior and spending in the channels we serve. The extent to which these changes will affect our future financial position, liquidity, and results of operations remains uncertain.

Our cash requirements over the next 12 months and beyond relate to our long-term debt and associated interest payments, operating and finance leases, and purchase obligations. For information regarding the Company’s expected cash requirements related to long-term debt and operating and finance leases, see Note 8. Debt and Note 12. Leases, respectively, of the consolidated financial statements. As of July 3, 2021, the Company had total purchase obligations of $93.5 million, which includes agreements for purchases related to capital projects and services in the normal course of business, for which all significant terms have been confirmed, as well as a minimum amount due for various Company meetings and conferences. Purchase obligations also include amounts committed to various capital projects in process or scheduled to be completed in the coming fiscal years. As of July 3, 2021, the Company had commitments of $68.8 million for capital projects related to warehouse expansion and improvements and warehouse equipment. The Company anticipates using cash flows from operations or borrowings under the ABL Facility to fulfill these commitments. Amounts due under these agreements were not included in the Company’s consolidated balance sheet as of July 3, 2021.

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

We believe that our cash flows from operations and available borrowing capacity will be sufficient to meet our anticipated cash requirements over at least the next 12 months, to maintain sufficient liquidity for normal operating purposes, and to fund capital expenditures.

On July 26, 2021, Performance Food Group, Inc., a wholly-owned subsidiary of PFGC, Inc. (“PFGC”), issued and sold $1.0 billion aggregate principal amount of its 4.250% Senior Notes due 2029 (the “Notes due 2029”), pursuant to an indenture dated as of July 26, 2021. The Notes due 2029 are jointly and severally guaranteed on a senior unsecured basis by PFGC and all domestic direct and indirect wholly-owned subsidiaries of PFGC (other than captive insurance subsidiaries and other excluded subsidiaries). The Notes due 2029 are not guaranteed by the Company.

Initially, the Company expected to use the proceeds from the Notes due 2029 to finance the cash consideration payable in connection with the Proposed Core-Mark Acquisition, to redeem the Notes due 2024, and to pay the fees, expenses, and other transaction costs incurred in connection with the Notes due 2029. However, since there is no requirement to hold the funds in escrow until the Proposed Core-Mark Acquisition closes, a portion of the net proceeds from the Notes due 2029 were used to pay down the outstanding balance of the ABL Facility on July 26, 2021. The Notes due 2024 were redeemed in full on July 27, 2021. The Company now expects to fund the cash consideration for the Proposed Core-Mark Acquisition with borrowings under the ABL Facility. If the Proposed Core-Mark Acquisition is not consummated, Performance Food Group, Inc. will be required to redeem the Notes due 2029 at a price equal to 100% of the issue price plus accrued and unpaid interest.

In connection with the Core-Mark acquisition, the Company is seeking an amendment and restatement of the ABL Facility that would, among other things, provide an additional $1.0 billion of revolving and term loan commitments, for a total of up to $4.0 billion (the “ABL Amendment”). It is anticipated that the ABL Amendment will be consummated after closing of the Core-Mark acquisition.

At July 3, 2021, our cash balance totaled $22.2 million, including restricted cash of $11.1 million, as compared to a cash balance totaling $431.8 million, including restricted cash of $11.1 million, at June 27, 2020. The $409.6 million decrease in cash during fiscal 2021 was primarily due to the early pay off, in full, of the $110.0 million Additional Junior Term Loan (as defined below under “-Financing Activities”), $136.4 million in payments related to recent acquisitions, investments in working capital, and payments under our ABL Facility.

Operating Activities

Fiscal year ended July 3, 2021 compared to fiscal year ended June 27, 2020

During fiscal 2021 and fiscal 2020, our operating activities provided cash flow of $64.6 million and $623.6 million, respectively. The decrease in cash flows provided by operating activities in fiscal 2021 compared to fiscal 2020 was largely driven by larger investments in net working capital and the payment of $117.3 million of contingent consideration related to the acquisition of Eby-Brown Company, LLC (“Eby-Brown”), partially offset by net income tax refunds of $117.4 million received during fiscal 2021.

Investing Activities

Cash used in investing activities totaled $199.8 million in fiscal 2021 compared to $2,146.0 million in fiscal 2020. These investments consisted primarily of capital purchases of property, plant, and equipment of $188.8 million and $158.0 million for fiscal years 2021 and 2020, respectively, and payments for business acquisitions of $18.1 million and $1,989.0 million for fiscal years 2021 and 2020, respectively. In fiscal 2021, purchases of property, plant, and equipment primarily consisted of outlays for information technology, warehouse equipment, warehouse expansions and improvements, and transportation equipment.

The following table presents the capital purchases of property, plant, and equipment by segment:

	Fiscal Year Ended
(Dollars in millions)	July 3, 2021	June 27, 2020	June 29, 2019
Foodservice	$99.9	$57.8	$90.6
Vistar	78.9	72.0	24.9
Corporate & All Other	10.0	28.2	23.6
Total capital purchases of property, plant and equipment	$188.8	$158.0	$139.1

Financing Activities

During fiscal 2021, our financing activities used cash flow of $274.4 million, which consisted primarily of $16.2 million in net payments under our ABL Facility, $136.4 million in payments related to recent acquisitions, $110.0 million in repayment of the Additional Junior Term Loan (as defined below), and $37.9 million in payments of finance lease obligations.

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

The following describes our financing arrangements as of July 3, 2021:

ABL Facility: PFGC is a party to the Fourth Amended and Restated Credit Agreement dated December 30, 2019 (as amended by the First Amendment to Fourth Amended and Restated Credit Agreement dated as of April 29, 2020, and the Second Amendment to Fourth Amended and Restated Credit Agreement dated as of May 15, 2020, the “ABL Facility”). The ABL Facility has an aggregate principal amount of $3.0 billion, which matures on December 30, 2024. The incremental $110 million, 364-day maturity loan that is junior to the other obligations owed under the ABL Facility (“Additional Junior Term Loan”) was paid off early and in full on February 5, 2021. Performance Food Group, Inc., a wholly-owned subsidiary of PFGC, is the lead borrower under the ABL Facility, which is jointly and severally guaranteed by, and secured by the majority of the assets of, PFGC and all material domestic direct and indirect wholly-owned subsidiaries of PFGC (other than captive insurance subsidiaries and other excluded subsidiaries). Availability for loans and letters of credit under the ABL Facility is governed by a borrowing base, determined by the application of specified advance rates against eligible assets, including trade accounts receivable, inventory, owned real properties, and owned transportation equipment. The borrowing base is reduced quarterly by a cumulative fraction of the real properties and transportation equipment values. Advances on accounts receivable and inventory are subject to change based on periodic commercial finance examinations and appraisals, and the real property and transportation equipment values included in the borrowing base are subject to change based on periodic appraisals. Audits and appraisals are conducted at the direction of the administrative agent for the benefit and on behalf of all lenders.

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

The following table summarizes outstanding borrowings, availability, and the average interest rate under the ABL Facility:

(Dollars in millions)	As of July 3, 2021	As of June 27, 2020
Aggregate borrowings	$586.3	$710.0
Letters of credit under ABL Facility	161.7	139.6
Excess availability, net of lenders’ reserves of $55.1 and $64.9	2,252.0	1,712.2
Average interest rate	2.32%	2.85%

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

Subsequent to July 3, 2021, the outstanding balance of the ABL Facility was paid down to zero using a portion of the net proceeds from the issuance of the Notes due 2029.

Senior Notes due 2024: On May 17, 2016, Performance Food Group, Inc. issued and sold $350.0 million aggregate principal amount of its 5.500% Senior Notes due 2024 (“Notes due 2024”), pursuant to an indenture dated as of May 17, 2016. The Notes due 2024 are jointly and severally guaranteed on a senior unsecured basis by PFGC and all domestic direct and indirect wholly-owned subsidiaries of PFGC (other than captive insurance subsidiaries and other excluded subsidiaries). The Notes due 2024 are not guaranteed by Performance Food Group Company.

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

Upon the occurrence of a change of control triggering event or upon the sale of certain assets in which Performance Food Group, Inc. does not apply the proceeds as required, the holders of the Notes due 2024 will have the right to require Performance Food Group, Inc. to make an offer to repurchase each holder’s Notes due 2024 at a price equal to 101% (in the case of a change of control triggering event) or 100% (in the case of an asset sale) of their principal amount, plus accrued and unpaid interest. On July 27, 2021, Performance Food Group, Inc. redeemed, in full, the Notes due 2024 at a price equal to 100.000% of the principal amount redeemed, plus accrued and unpaid interest.

Senior Notes due 2027: On September 27, 2019, PFG Escrow Corporation (which merged with and into Performance Food Group, Inc.) issued and sold $1,060.0 million aggregate principal amount of its 5.500% Senior Notes due 2027 (“Notes due 2027”), pursuant to an indenture dated September 27, 2019. The Notes due 2027 are jointly and severally guaranteed on a senior unsecured basis by PFGC and all domestic direct and indirect wholly-owned subsidiaries of PFGC (other than captive insurance subsidiaries and other excluded subsidiaries). The Notes due 2027 are not guaranteed by Performance Food Group Company.

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

Senior Notes due 2025: On April 24, 2020, Performance Food Group, Inc. issued and sold $275.0 million aggregate principal amount of its 6.875% Senior Notes due 2025 (“Notes due 2025”), pursuant to an indenture dated as of April 24, 2020. The Notes due 2025 are jointly and severally guaranteed on a senior unsecured basis by PFGC and all domestic direct and indirect wholly-owned subsidiaries of PFGC (other than captive insurance subsidiaries and other excluded subsidiaries). The Notes due 2025 are not guaranteed by Performance Food Group Company.

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

Subsequent to July 3, 2021, the following financing arrangement was entered into:

Senior Notes due 2029: On July 26, 2021, Performance Food Group, Inc. issued and sold $1.0 billion aggregate principal amount of its Notes due 2029, pursuant to an indenture dated as of July 26, 2021. The Notes due 2029 are jointly and severally guaranteed on a senior unsecured basis by PFGC and all domestic direct and indirect wholly-owned subsidiaries of PFGC (other than captive insurance subsidiaries and other excluded subsidiaries). The Notes due 2029 are not guaranteed by the Company.

The proceeds from the Notes due 2029 were used to pay down the outstanding balance of the ABL Facility, to redeem the Senior Notes due 2024, and to pay the fees, expenses, and other transaction costs incurred in connection with the Notes due 2029. If the Core-Mark acquisition is not consummated, we will be required to redeem the Notes due 2029 at a price equal to 100% of the issue price plus accrued and unpaid interest.

The Notes due 2029 were issued at 100.0% of their par value. The Notes due 2029 mature on August 1, 2029 and bear interest at a rate of 4.250% per year, payable semi-annually in arrears.

Upon the occurrence of a change of control triggering event or upon the sale of certain assets in which Performance Food Group, Inc. does not apply the proceeds as required, the holders of the Notes due 2029 will have the right to require Performance Food Group, Inc. to repurchase each holder’s Notes due 2029 at a price equal to 101% (in the case of a change of control triggering event) or 100% (in the case of an asset sale) of their principal amount, plus accrued and unpaid interest. Performance Food Group, Inc. may redeem all or a part of the Notes due 2029 at any time prior to August 1, 2024 at a redemption price equal to 100% of the principal amount of the Notes due 2029 being redeemed plus a make-whole premium and accrued and unpaid interest, if any, to, but not including, the redemption date. In addition, beginning on August 1, 2024, Performance Food Group, Inc. may redeem all or a part of the Notes due 2029 at a redemption price equal to 102.125% of the principal amount redeemed, plus accrued and unpaid interest. The redemption price decreases to 101.163% and 100% of the principal amount redeemed on August 1, 2025 and August 1, 2026, respectively. In addition, at any time prior to August 1, 2024, Performance Food Group, Inc. may redeem up to 40% of the Notes due 2029 from the proceeds of certain equity offerings at a redemption price equal to 104.250% of the principal amount thereof, plus accrued and unpaid interest.

The indenture governing the Notes due 2029 contains covenants limiting, among other things, PFGC’s and its restricted subsidiaries’ ability to incur or guarantee additional debt or issue disqualified stock or preferred stock; pay dividends and make other distributions on, or redeem or repurchase, capital stock; make certain investments; incur certain liens; enter into transactions with affiliates; consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; create certain restrictions on the ability of PFGC’s restricted subsidiaries to make dividends or other payments to PFGC; designate restricted subsidiaries as unrestricted subsidiaries; and transfer or sell certain assets. These covenants are subject to a number of important exceptions and qualifications. The Notes due 2029 also contain customary events of default, the occurrence of which could result in the principal of and accrued interest on the Notes due 2029 to become or be declared due and payable.

The ABL Facility and the indentures governing the Notes due 2024, the Notes due 2027, the Notes due 2025, and the Notes due 2029 contain customary restrictive covenants under which all of the net assets of PFGC and its subsidiaries were restricted from distribution to Performance Food Group Company, except for approximately $1,543.6 million of restricted payment capacity available under such debt agreements, as of July 3, 2021. Such minimum estimated restricted payment capacity is calculated based on the most restrictive of our debt agreements and may fluctuate from period to period, which fluctuations may be material.  Our restricted payment capacity under other debt instruments to which the Company is subject may be materially higher than the foregoing estimate.

As of July 3, 2021, the Company was in compliance with all of the covenants under the ABL Facility and the indentures governing the Notes due 2024, the Notes due 2025, the Notes due 2027, and the Notes due 2029.

Total Assets by Segment

Total assets by segment discussed below exclude intercompany receivables between segments.

Total assets for Foodservice increased $262.6 million from $5,529.1 million as of June 27, 2020 to $5,791.7 million as of July 3, 2021. During this time period, this segment increased its accounts receivable, inventory, and property, plant, and equipment, partially offset by decreases in intangible assets and operating lease right-of-use assets.

Total assets for Vistar increased $373.7 million from $1,385.4 million as of June 27, 2020 to $1,759.1 million as of July 3, 2021. During this period, Vistar increased its inventory, accounts receivable, property, plant and equipment, and operating lease right-of-use assets. These increases were partially offset by a decrease in intangible assets.

Total assets for Corporate & All Other decreased $510.3 million from $805.2 million as of June 27, 2020 to $294.9 million as of July 3, 2021. During this period, Corporate & All Other primarily decrease its cash as a result of repayments of borrowings.

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

Inventory Valuation

Our inventories consist primarily of food and non-food products. We primarily value inventories at the lower of cost or market using the first-in, first-out method (“FIFO”). FIFO was used for approximately 87% of total inventories at July 3, 2021. The remainder of the inventory was valued using LIFO method using the link chain technique of the dollar value method. We adjust our inventory balances for slow-moving, excess, and obsolete inventories. These adjustments are based upon inventory category, inventory age, specifically identified items, and overall economic conditions.

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

During fiscal 2021 and fiscal 2020, we performed the step zero analysis for our goodwill impairment test. As a result of our step zero analysis, no further quantitative impairment test was deemed necessary for fiscal 2021 and fiscal 2020. There were no impairments of goodwill or intangible assets with indefinite lives for fiscal 2021 and fiscal 2020.

Recently Issued Accounting Pronouncements

Refer to Note 3. Recently Issued Accounting Pronouncements within the Notes to Consolidated Financial Statements included in Item 8 for a full description of recent accounting pronouncements including the respective expected dates of adoption and expected effects on the Company’s consolidated financial statements.

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

As of July 3, 2021, our subsidiary, Performance Food Group, Inc., had five interest rate swaps with a combined value of $700.0 million notional amount that were designated as cash flow hedges of interest rate risk. See Note 9. Derivatives and Hedging Activities within the Notes to Consolidated Financial Statements included in Item 8 for further discussion of these interest rate swaps.

The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction impacts earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as hedged interest payments are made on our debt. During the next twelve months, we estimate that losses of approximately $5.6 million will be reclassified as an increase to interest expense.

Based on the fair values of these interest rate swaps as of July 3, 2021, a hypothetical 100 bps decrease in LIBOR would result in a loss of $7.7 million and a hypothetical 100 bps increase in LIBOR would result in a gain of $13.0 million within accumulated other comprehensive income.

In fiscal 2022 once all required approvals for the Proposed Core-Mark Acquisition are received, the Company plans to fund the cash consideration for the Proposed Core-Mark Acquisition and to pay off any outstanding Core-Mark long-term debt with borrowings from the ABL Facility.  Assuming an average daily balance on our ABL Facility of approximately $1.2 billion, approximately $505.0 million of our outstanding long-term debt is fixed through interest rate swap agreements over the next 12 months and approximately $723.0 million represents variable-rate debt. A hypothetical 100 bps increase in LIBOR on our variable-rate debt would lead to an increase of approximately $7.2 million in annual interest expense.

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

As of July 3, 2021, we had collars in place for approximately 37% of the gallons we expect to use over the twelve months following July 3, 2021. These collars are recorded at fair value as either an asset or liability on the balance sheet. Any changes in fair value are recorded in the period of the change as unrealized gains or losses on fuel hedging instruments. A hypothetical 10% increase or decrease in expected diesel fuel prices would result in an immaterial gain or loss for these derivative instruments.

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

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

Audited Consolidated Financial Statements as of July 3, 2021 and June 27, 2020 and for the fiscal years ended July 3, 2021, June 27, 2020, and June 29, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Performance Food Group Company

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Performance Food Group Company and subsidiaries (the “Company”) as of July 3, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 3, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended July 3, 2021, of the Company and our report dated August 23, 2021, expressed an unqualified opinion on those financial statements.

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

August 23, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Performance Food Group Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Performance Food Group Company and subsidiaries (the "Company") as of July 3, 2021 and June 27, 2020, the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows, for the fiscal years ended July 3, 2021, June 27, 2020, and June 29, 2019, and the related notes and the schedule listed in the Index at Item 8 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 3, 2021 and June 27, 2020, and the results of its operations and its cash flows for the fiscal years ended July 3, 2021, June 27, 2020, and June 29, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of July 3, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 23, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

•

We obtained an understanding of the types of vendor rebates and other promotional incentives the Company receives, and the Company's accounting policies related to these incentives. Based on that understanding, we developed an independent estimate for each type of incentive and compared our estimate to the amount recorded by management.

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

/s/ DELOITTE & TOUCHE LLP

Richmond, Virginia

August 23, 2021

We have served as the Company’s auditor since 2007.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)	As of July 3, 2021	As of June 27, 2020
ASSETS
Current assets:
Cash	$11.1	$420.7
Accounts receivable, less allowances of $42.6 and $86.7	1,580.0	1,258.6
Inventories, net	1,839.4	1,549.4
Income taxes receivable	49.6	156.5
Prepaid expenses and other current assets	100.3	68.7
Total current assets	3,580.4	3,453.9
Goodwill	1,354.7	1,353.0
Other intangible assets, net	796.4	918.6
Property, plant and equipment, net	1,589.6	1,479.0
Operating lease right-of-use assets	438.7	441.2
Restricted cash	11.1	11.1
Other assets	74.8	62.9
Total assets	$7,845.7	$7,719.7
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable and outstanding checks in excess of deposits	1,776.5	1,718.4
Accrued expenses and other current liabilities	625.0	678.0
Long-term debt - current installments	-	107.6
Finance lease obligations—current installments	48.7	30.3
Operating lease obligations—current installments	77.0	84.4
Total current liabilities	2,527.2	2,618.7
Long-term debt	2,240.5	2,249.3
Deferred income tax liability, net	140.4	115.6
Finance lease obligations, excluding current installments	255.0	185.7
Operating lease obligations, excluding current installments	378.0	362.4
Other long-term liabilities	198.5	177.4
Total liabilities	5,739.6	5,709.1
Commitments and contingencies (Note 15)
Shareholders’ equity:
Common Stock: $0.01 par value per share, 1.0 billion shares authorized, 132.5 million shares issued and outstanding as of July 3, 2021; 1.0 billion shares authorized, 131.3 million shares issued and outstanding as of June 27, 2020	1.3	1.3
Additional paid-in capital	1,752.8	1,703.0
Accumulated other comprehensive loss, net of tax benefit of $1.9 and $3.6	(5.3)	(10.3)
Retained earnings	357.3	316.6
Total shareholders’ equity	2,106.1	2,010.6
Total liabilities and shareholders’ equity	$7,845.7	$7,719.7

See accompanying notes to consolidated financial statements, which are an integral part of these audited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)	Fiscal year ended July 3, 2021	Fiscal year ended June 27, 2020	Fiscal year ended June 29, 2019
Net sales	$30,398.9	$25,086.3	$19,743.5
Cost of goods sold	26,873.7	22,217.1	17,230.5
Gross profit	3,525.2	2,869.2	2,513.0
Operating expenses	3,324.5	2,968.2	2,229.7
Operating profit (loss)	200.7	(99.0)	283.3
Other expense, net:
Interest expense	152.4	116.9	65.4
Other, net	(6.4)	6.3	(0.4)
Other expense, net	146.0	123.2	65.0
Income (loss) before taxes	54.7	(222.2)	218.3
Income tax expense (benefit)	14.0	(108.1)	51.5
Net income (loss)	$40.7	$(114.1)	$166.8
Weighted-average common shares outstanding:
Basic	132.1	113.0	103.8
Diluted	133.4	113.0	105.2
Earnings (loss) per common share:
Basic	$0.31	$(1.01)	$1.61
Diluted	$0.30	$(1.01)	$1.59

See accompanying notes to consolidated financial statements, which are an integral part of these audited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

($ in millions)	Fiscal year ended July 3, 2021	Fiscal year ended June 27, 2020	Fiscal year ended June 29, 2019
Net income (loss)	$40.7	$(114.1)	$166.8
Other comprehensive income (loss), net of tax:
Interest rate swaps:
Change in fair value, net of tax	1.8	(9.3)	(6.3)
Reclassification adjustment, net of tax	3.2	(0.8)	(3.1)
Other comprehensive income (loss)	5.0	(10.1)	(9.4)
Total comprehensive income (loss)	$45.7	$(124.2)	$157.4

See accompanying notes to consolidated financial statements, which are an integral part of these audited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Shareholders’
(In millions)	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance as of June 30, 2018	103.2	1.0	861.2	8.3	264.8	1,135.3
Net income	—	—	—	—	166.8	166.8
Interest rate swaps	—	—	—	(9.4)	—	(9.4)
Issuance of common stock under stock-based compensation plans	0.9	—	(0.9)	—	—	(0.9)
Stock-based compensation expense	—	—	15.7	—	—	15.7
Common stock repurchased	(0.3)	—	(9.3)	—	—	(9.3)
Change in accounting principle(1)	—	—	—	0.9	(0.9)	—
Balance as of June 29, 2019	103.8	$1.0	$866.7	$(0.2)	$430.7	$1,298.2
Net loss	—	—	—	—	(114.1)	(114.1)
Interest rate swaps	—	—	—	(10.1)	—	(10.1)
Issuance of common stock under stock-based compensation plans	0.6	—	(3.1)	—	—	(3.1)
Issuance of common stock in secondary offering, net of underwriter discount and offering costs	27.2	0.3	827.8	—	—	828.1
Stock-based compensation expense	—	—	16.6	—	—	16.6
Common stock repurchased	(0.3)	—	(5.0)	—	—	(5.0)
Balance as of June 27, 2020	131.3	1.3	1,703.0	(10.3)	316.6	2,010.6
Net income	—	—	—	—	40.7	40.7
Interest rate swaps	—	—	—	5.0	—	5.0
Issuance of common stock under stock-based compensation plans	0.5	—	0.8	—	—	0.8
Issuance of common stock under employee stock purchase plan	0.7	—	26.2	—	—	26.2
Stock-based compensation expense	—	—	22.8	—	—	22.8
Balance as of July 3, 2021	132.5	1.3	1,752.8	(5.3)	357.3	2,106.1

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

See accompanying notes to consolidated financial statements, which are an integral part of these audited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)	Fiscal year ended July 3, 2021	Fiscal year ended June 27, 2020	Fiscal year ended June 29, 2019
Cash flows from operating activities:
Net income (loss)	$40.7	$(114.1)	$166.8
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	213.9	178.5	116.2
Amortization of intangible assets	125.0	97.8	38.8
Amortization of deferred financing costs	12.7	6.5	4.4
Provision for losses on accounts receivables	(23.8)	80.0	11.5
Stock compensation expense	25.4	17.9	15.7
Deferred income tax expense	21.2	10.5	11.6
Contingent consideration accretion expense	1.0	108.6	—
Other non-cash activities	2.7	29.0	(0.1)
Changes in operating assets and liabilities, net
Accounts receivable	(296.5)	189.0	(50.2)
Inventories	(286.7)	101.7	(98.4)
Income taxes receivable	106.9	(145.3)	28.7
Prepaid expenses and other assets	(34.9)	(4.2)	(9.7)
Trade accounts payable and outstanding checks in excess of deposits	57.8	39.8	26.7
Accrued expenses and other liabilities	99.2	27.9	55.4
Net cash provided by operating activities	64.6	623.6	317.4
Cash flows from investing activities:
Purchases of property, plant and equipment	(188.8)	(158.0)	(139.1)
Net cash paid for acquisitions	(18.1)	(1,989.0)	(211.6)
Proceeds from sale of property, plant and equipment	7.1	1.0	1.3
Net cash used in investing activities	(199.8)	(2,146.0)	(349.4)
Cash flows from financing activities:
Net (payments) borrowings under ABL Facility	(16.2)	(259.0)	78.9
Borrowing of Notes due 2027	—	1,060.0	—
Borrowing of Notes due 2025	—	275.0	—
(Payment) borrowing of Additional Junior Term Loan	(110.0)	110.0	—
Cash paid for debt issuance, extinguishment and modifications	(0.1)	(46.1)	(4.8)
Net proceeds from issuance of common stock	—	828.1	—
Payments under finance lease obligations	(37.9)	(24.2)	(13.2)
Payments on financed property, plant and equipment	(0.8)	(2.1)	(5.4)
Cash paid for acquisitions	(136.4)	(4.8)	(5.7)
Proceeds from employee stock purchase plan	26.2	—	—
Proceeds from exercise of stock options	5.0	4.8	6.6
Cash paid for shares withheld to cover taxes	(4.2)	(7.9)	(7.5)
Repurchases of common stock	—	(5.0)	(9.3)
Net cash (used in) provided by financing activities	(274.4)	1,928.8	39.6
Net (decrease) increase in cash and restricted cash	(409.6)	406.4	7.6
Cash and restricted cash, beginning of period	431.8	25.4	17.8
Cash and restricted cash, end of period	$22.2	$431.8	$25.4

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

(In millions)	As of July 3, 2021	As of June 27, 2020
Cash	$11.1	$420.7
Restricted cash(1)	11.1	11.1
Total cash and restricted cash	$22.2	$431.8
(1)	Restricted cash represents the amounts required by insurers to collateralize a part of the deductibles for the Company’s workers’ compensation and liability claims.

Supplemental disclosures of non-cash transactions are as follows:

(In millions)	Fiscal year ended July 3, 2021	Fiscal year ended June 27, 2020	Fiscal year ended June 29, 2019
Debt assumed through finance lease obligations	$125.6	$93.0	$98.1
Purchases of property, plant and equipment, financed	0.3	1.8	3.4

Supplemental disclosures of cash flow information are as follows:

(In millions)	Fiscal year ended July 3, 2021	Fiscal year ended June 27, 2020	Fiscal year ended June 29, 2019
Cash paid (received) during the year for:
Interest	$139.3	$102.0	$65.7
Income tax (refunds) payments, net	(117.4)	28.5	10.8

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

Fiscal Years

The Company’s fiscal year ends on the Saturday nearest to June 30th. This resulted in a 53-week year for fiscal 2021 and 52-week years for fiscal 2020 and fiscal 2019. References to “fiscal 2021” are to the 53-week period ended July 3, 2021, references to “fiscal 2020” are to the 52-week period ended June 27, 2020, and references to “fiscal 2019” are to the 52-week period ended June 29, 2019.

Share Repurchase Program

On November 13, 2018, the Board of Directors of the Company (the “Board of Directors”) authorized a share repurchase program for up to $250 million of the Company’s outstanding common stock. The share repurchase program does not have an expiration date and may be amended, suspended, or discontinued at any time. The share repurchase program remains subject to the discretion of the Board of Directors. During the fiscal year ended July 3, 2021, the Company did not repurchase any shares of common stock. During the fiscal year ended June 27, 2020, the Company repurchased and subsequently retired 0.3 million shares of common stock, for a total of $5.0 million. During the fiscal year ended June 29, 2019, the Company repurchased and subsequently retired 0.3 million shares of common stock, for a total of $9.3 million. On March 23, 2020, the Company discontinued further repurchases under the plan. As of July 3, 2021, approximately $235.7 million remained available for additional share repurchases.

Equity Issuances

On November 20, 2019, Performance Food Group Company entered into an underwriting agreement related to the issuance and sale of 11,638,000 shares of its common stock on a forward sale basis. On December 30, 2019, the Company settled the forward sale agreement for net proceeds of $490.6 million, comprised of an aggregate offering price of $514.9 million less $18.0 million of underwriting discounts and commissions and $6.3 million of direct offering expenses. The net proceeds from this offering were used to finance the cash consideration payable in connection with the acquisition of Reinhart.

On April 16, 2020, Performance Food Group Company entered into an underwriting agreement related to the issuance and sale of 15,525,000 shares of its common stock. On April 20, 2020, the Company settled the sale agreement for net proceeds of $337.5 million, comprised of an aggregate offering price of $349.3 million less $11.3 million of underwriting discounts and commissions and $0.5 million of direct offering expenses. The net proceeds from this offering were used to working capital and general corporate purposes.
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

Even as governmental restrictions are eased and economies gradually, partially, or fully reopen in certain states and markets, the ongoing economic impacts and health concerns associated with the pandemic, as well as the potential for restrictions being implemented as COVID-19 cases rise, may continue to affect consumer behavior and spending in the channels we serve. The extent to which these changes will affect our future financial position, liquidity, and results of operations remains uncertain.

Cash

The Company maintains its cash primarily in institutions insured by the Federal Deposit Insurance Corporation (“FDIC”). At times, the Company’s cash balance may be in amounts that exceed the FDIC insurance limits.

Restricted Cash

The Company is required by its insurers to collateralize a part of the deductibles for its workers’ compensation and liability claims. The Company has chosen to satisfy these collateral requirements primarily by depositing funds in trusts or by issuing letters of credit. All amounts in restricted cash at July 3, 2021 and June 27, 2020 represent funds deposited in insurance trusts, and $11.1 million and $11.1 million, respectively, represent Level 1 fair value measurements.

Accounts Receivable

Accounts receivable are comprised of trade receivables from customers in the ordinary course of business, are recorded at the invoiced amount, and primarily do not bear interest. Accounts receivable also includes other receivables primarily related to various rebate and promotional incentives with the Company’s suppliers. Receivables are recorded net of the allowance for credit losses on the accompanying consolidated balance sheets. The Company evaluates the collectability of its accounts receivable based on a combination of factors. The Company regularly analyzes its significant customer accounts, and when it becomes aware of a specific customer’s inability to meet its financial obligations to the Company, such as bankruptcy filings or deterioration in the customer’s operating results or financial position, the Company records a specific reserve for bad debt to reduce the related receivable to the amount it reasonably believes is collectible. The Company also records reserves for bad debt for other customers based on a variety of factors, including the length of time the receivables are past due, macroeconomic considerations, and historical experience. If circumstances related to specific customers change, the Company’s estimates of the recoverability of receivables could be further adjusted. The Company recorded a benefit of $23.8 million in fiscal 2021 related to reserves for expected credit losses.  The Company recorded $80.0 million and $11.5 million in provision for expected credit losses for fiscal 2020 and fiscal 2019, respectively.

Inventories

The Company’s inventories consist primarily of food and non-food products. The Company values inventories primarily at the lower of cost or market using the first-in, first-out (“FIFO”) method. At July 3, 2021, the Company’s inventory balance of $1,839.4 million consists primarily of finished goods, $1,591.5 million of which was valued at FIFO. As of July 3, 2021, $247.9 million of the inventory balance was valued at last-in, first-out (“LIFO”) using the link chain technique of the dollar value method. At July 3, 2021 and June 27, 2020, the LIFO balance sheet reserves were $50.7 million and $14.2 million, respectively. Costs in inventory include the purchase price of the product and freight charges to deliver the product to the Company’s warehouses and are net of certain consideration received from vendors in the amount of $50.9 million and $48.0 million as of July 3, 2021 and June 27, 2020, respectively. The Company adjusts its inventory balances for slow-moving, excess, and obsolete inventories. These adjustments are based upon inventory category, inventory age, specifically identified items, and overall economic conditions. As of July 3, 2021 and June 27, 2020, the Company had adjusted its inventories by approximately $19.7 million and $23.2 million, respectively.

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost. Depreciation of property, plant and equipment, including finance lease assets, is calculated primarily using the straight-line method over the estimated useful lives of the assets, which range from two to 39 years, and is included primarily in operating expenses on the consolidated statement of operations.

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

Impairment of Long-Lived Assets

Long-lived assets held and used by the Company, including intangible assets with definite lives, are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the Company compares the carrying value of the asset or asset group to the projected, undiscounted future cash flows expected to be generated by the long-lived asset or asset group. Based on the Company’s assessments, no impairment losses were recorded in fiscal 2021, fiscal 2020, or fiscal 2019.

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

During fiscal 2021 and fiscal 2020, the Company performed the step zero analysis for its goodwill impairment test. As a result of the Company’s step zero analysis, no further quantitative impairment test was deemed necessary for fiscal 2021 and fiscal 2020. There were no impairments of goodwill or intangible assets with indefinite lives for fiscal 2021, fiscal 2020, or fiscal 2019.

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

The transaction price recognized is the invoiced price, adjusted for any incentives, such as rebates and discounts granted to the customer. The Company estimates expected returns based on an analysis of historical experience. We adjust our estimate of revenue at the earlier of when the amount of consideration we expect to receive changes or when the consideration becomes fixed. The Company determined it is responsible for collecting and remitting state and local excise taxes on cigarettes and other tobacco products and presents billed excise taxes as part of revenue. Net sales includes amounts related to state and local excise taxes which totaled $1,195.8 million, $1,104.6 million, and $194.7 million for fiscal 2021,fiscal 2020, and fiscal 2019, respectively. The Company has made a policy election to exclude sales tax from the transaction price. The Company does not have any material significant payment terms as payment is received shortly after the point of sale.

The Company has customer contracts in which incentives are paid upfront to certain customers. These payments have become industry practice and are not related to financing the customer’s business, nor are they associated with any distinct good or service to be received from the customer. These incentive payments are capitalized and amortized over the life of the contract or the expected life of the customer relationship on a straight-line basis. The Company’s contract asset for these incentives totaled $19.9 million and $15.3 million as of July 3, 2021 and June 27, 2020, respectively.

The Company recognizes substantially all of its revenue on a gross basis as a principal. When assessing whether the Company is acting as a principal or an agent, the Company considered the indicators that an entity controls the specified good or service before it is transferred to the customer detailed in FASB Accounting Standards Codification (“ASC”) 606-10-55-39. The Company believes it earns substantially all revenue as a principal from the sale of products because the Company is responsible for the fulfillment and acceptability of products purchased. Additionally, the Company holds the general inventory risk for the products, as it takes title to the products before the products are ordered by customers and maintains products in inventory.

Cost of Goods Sold

Cost of goods sold includes amounts paid to manufacturers for products sold, the cost of transportation necessary to bring the products to the Company’s facilities, plus depreciation related to processing facilities and equipment. The Company determined it is responsible for remitting state and local excise taxes on cigarettes and other tobacco products and presents remittances of excise taxes as part of cost of goods sold.  Additionally, federal excise taxes are levied on manufacturers who pass these taxes on to the Company as a portion of the product costs. As a result, federal excise taxes are not a component of the Company’s excise taxes, but are reflected in the cost of inventory until products are sold.

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

Shipping and Handling Fees and Costs

Shipping and handling fees billed to customers are included in net sales. Estimated shipping and handling costs incurred by the Company of $1,450.7 million, $1,197.7 million, and $985.9 million are recorded in operating expenses in the consolidated statement of operations for fiscal 2021, fiscal 2020, and fiscal 2019, respectively.

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

Derivative Instruments and Hedging Activities

As required by FASB ASC 815-20, Derivatives and Hedging—Hedging—General, the Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. The Company primarily uses derivative contracts to manage the exposure to variability in expected future cash flows. A portion of these derivatives is designated and qualify as cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risks, even though hedge accounting does not apply, or the Company elects not to apply hedge accounting under FASB ASC 815-20. In the event that the Company does not apply the provisions of hedge accounting, the derivative instruments are recorded as an asset or liability on the consolidated balance sheets at fair value, and any changes in fair value are recorded as unrealized gains or losses and included in Other expense in the accompanying consolidated statement of operations. See Note 9. Derivatives and Hedging Activities for additional information on the Company’s use of derivative instruments.

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

During fiscal year 2021, the Company paid cash of $18.1 million for two acquisitions. During fiscal year 2020, the Company paid cash of $1,989.0 million for one acquisition and during fiscal 2019, the Company paid cash of $214.2 million for four acquisitions. The acquisitions of Reinhart Foodservice, LLC (“Reinhart”) in the third quarter of fiscal 2020 and the acquisition of Eby-Brown Company, LLC (“Eby-Brown”) in the fourth quarter of fiscal 2019. Reinhart contributed $2,525.0 million to net sales in fiscal 2020 and contributed $55.0 million to net loss in fiscal 2020. Eby-Brown contributed $949.7 million to net sales in fiscal 2019 and did not have a material impact to net income for fiscal 2019. The other acquisitions did not materially affect the Company’s results of operations.

The acquisition of Eby-Brown included contingent consideration, including earnout payments in the event certain operating results are achieved during a defined post-closing period. Total contingent consideration outstanding was $191.2 million as of June 27, 2020. In the first quarter of fiscal 2021, the Company paid the first earnout payment of $185.6 million, which included $68.3 million as a financing activity cash outflow and $117.3 million as an operating activity cash outflow in the consolidated statement of cash flows for fiscal 2021. As of July 3, 2021, the Company has accrued $6.6 million related to additional earnout payments. Earnout liabilities are measured using unobservable inputs that are considered a Level 3 measurement.

On December 30, 2019, the Company acquired Reinhart from Reyes Holdings, L.L.C. in a transaction valued at $2.0 billion, or approximately $1.7 billion net of an estimated tax benefit to the Company of approximately $265 million. The $2.0 billion purchase price was financed with $464.7 million of borrowings under the ABL Facility, net proceeds of $1,033.7 million from new senior unsecured Notes due 2027, and net proceeds of $490.6 million from an offering of shares of the Company’s common stock. The Reinhart acquisition expanded the Company’s broadline presence by enhancing its distribution footprint in key geographies, and the Company believes it will help achieve its long-term growth goals. The Reinhart acquisition is reported in the Foodservice segment. In the first quarter of fiscal 2021, the Company paid a total of $67.3  million related to the final net working capital acquired, which is reflected as a financing activity cash outflow in the consolidated statement of cash flows for the fiscal year ended July 3, 2021.

Assets acquired and liabilities assumed are recognized at their respective fair values as of the acquisition date. The following table summarizes the preliminary purchase price allocation for each major class of assets acquired and liabilities assumed for the fiscal 2020 acquisition of Reinhart.

(In millions)	Fiscal 2020
Net working capital	$108.6
Goodwill	587.2
Intangible assets with definite lives:
Customer relationships	642.0
Trade names and trademarks	174.0
Technology	3.1
Non-compete	1.0
Property, plant and equipment	473.1
Total purchase price	$1,989.0

The following table summarizes the unaudited pro-forma consolidated financial information of the Company as if the Reinhart acquisition had occurred on July 1, 2018.

	Fiscal year ended
(in millions)	June 27, 2020	June 29, 2019
Net Sales	$28,217.7	$25,921.4
Net Income	(122.5)	91.5

These pro-forma results include nonrecurring pro-forma adjustments related to acquisition costs incurred.  The pro-forma net income for the fiscal year ended June 29, 2019, includes $21.2 million, after-tax, of acquisition costs assuming the acquisition had occurred July 1, 2018. The recurring pro-forma adjustments include estimates of interest expense for the Notes due 2027 and estimates of depreciation and amortization associated with fair value adjustments for property, plant and equipment and intangible assets acquired.

These unaudited pro-forma results do not necessarily represent financial results that would have been achieved had the acquisition actually occurred on July 1, 2018 or future consolidated results of operations of the Company.

On May 17, 2021, the Company entered into a definitive agreement and plan of merger to acquire Core-Mark Holdings Company, Inc. (“Core-Mark”) in a stock and cash transaction. Under the terms of the transaction, Core-Mark shareholders will receive $23.875 per share in cash and 0.44 of the Company’s shares for each Core-Mark share. The transaction values Core-Mark at approximately $2.5 billion, including Core-Mark’s net debt. The closing of the contemplated transaction is subject to customary conditions, including Core-Mark shareholder approval. The cash portion of the purchase price is expected to be financed with borrowings under the ABL Facility.  The Company expects the transaction to close in the first quarter of fiscal 2022.

5.	Goodwill and Other Intangible Assets

The Company recorded additions to goodwill in connection with its acquisitions. The goodwill is a result of expected synergies from combined operations of the acquisitions and the Company. The following table presents the changes in the carrying amount of goodwill:

(In millions)	Foodservice	Vistar	Other	Total
Balance as of June 29, 2019	$615.7	$110.9	$39.2	$765.8
Acquisition	587.2	-	—	587.2
Balance as of June 27, 2020	1,202.9	110.9	39.2	1,353.0
Acquisitions	-	5.2	-	5.2
Adjustment related to prior year acquisition (1)	(3.5)	-	-	(3.5)
Balance as of July 3, 2021	$1,199.4	$116.1	$39.2	$1,354.7

(1)	The fiscal 2021 adjustment related to prior year acquisition is the result of net working capital adjustments.

The following table presents the Company’s intangible assets by major category as of July 3, 2021 and June 27, 2020:

	As of July 3, 2021			As of June 27, 2020
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net	Range of Lives
Intangible assets with definite lives:
Customer relationships	$1,154.1	$(541.7)	$612.4	$1,148.0	$(456.2)	$691.8	4 – 12 years
Trade names and trademarks	298.6	(160.5)	138.1	297.8	(126.4)	$171.4	4 – 9 years
Deferred financing costs	61.1	(48.9)	12.2	61.1	(43.6)	$17.5	Debt term
Non-compete	38.1	(32.5)	5.6	36.8	(27.4)	$9.4	2 – 5 years
Technology	29.2	(26.7)	2.5	29.2	(26.3)	$2.9	5 – 8 years
Total intangible assets with definite lives	$1,581.1	$(810.3)	$770.8	$1,572.9	$(679.9)	$893.0
Intangible assets with indefinite lives:
Goodwill	$1,354.7	$—	$1,354.7	$1,353.0	$—	$1,353.0	Indefinite
Trade names	25.6	—	25.6	25.6	—	25.6	Indefinite
Total intangible assets with indefinite lives	$1,380.3	$—	$1,380.3	$1,378.6	$—	$1,378.6

For the intangible assets with definite lives, the Company recorded amortization expense of $130.4 million for fiscal 2021, $100.1 million for fiscal 2020, and $42.1 million for fiscal 2019. For the next five fiscal periods and thereafter, the estimated future amortization expense on intangible assets with definite lives are as follows:

(In millions)
2022	$129.6
2023	103.1
2024	96.2
2025	88.0
2026	81.9
Thereafter	272.0
Total amortization expense	$770.8

6.	Concentration of Sales and Credit Risk

At July 3, 2021, the Company had no customers that comprised more than 10% of consolidated net sales.  For fiscal 2020, one of the Company’s customers within the Vistar segment accounted for a significant portion of the Company’s consolidated net sales. At June 27, 2020, net sales from this customer represented approximately 10.2% of consolidated net sales of $25,086.3 million.  The Company had no customers that comprised more than 10% of consolidated net sales for fiscal 2019. At July 3, 2021 and June 27, 2020, respectively, the Company had no customers that comprised more than 10% of consolidated accounts receivable. The Company maintains an allowance for doubtful accounts for which details are disclosed in the accounts receivable portion of Note 2. Summary of Significant Accounting Policies and Estimates—Accounts Receivable.

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

7.	Property, Plant, and Equipment

Property, plant, and equipment as of July 3, 2021 and June 27, 2020 consisted of the following:

(In millions)	As of July 3, 2021	As of June 27, 2020	Range of Lives
Buildings and building improvements	$842.0	$801.2	10 – 39 years
Land	96.0	93.5	—
Transportation equipment	565.4	440.4	2 – 10 years
Warehouse and plant equipment	447.8	376.0	3 – 20 years
Office equipment, furniture, and fixtures	385.2	374.1	2 – 10 years
Leasehold improvements	212.7	139.9	Lease term(1)
Construction-in-process	61.5	108.3
	2,610.6	2,333.4
Less: accumulated depreciation and amortization	(1,021.0)	(854.4)
Property, plant and equipment, net	$1,589.6	$1,479.0

(1)	Leasehold improvements are depreciated over the shorter of the useful life of the asset or the lease term.

Total depreciation expense for the fiscal 2021, fiscal 2020, and fiscal 2019 was $213.9 million, $178.5 million, and $116.2 million, respectively, and is included in operating expenses on the consolidated statement of operations.

8.	Debt

The Company is a holding company and conducts its operations through its subsidiaries, which have incurred or guaranteed indebtedness as described below.

Debt consisted of the following:

(In millions)	As of July 3, 2021	As of June 27, 2020
ABL Facility	$586.3	$710.0
5.500% Notes due 2024	350.0	350.0
6.875% Notes due 2025	275.0	275.0
5.500% Notes due 2027	1,060.0	1,060.0
Less: Original issue discount and deferred financing costs	(30.8)	(38.1)
Long-term debt	2,240.5	2,356.9
Less: current installments	-	(107.6)
Total debt, excluding current installments	$2,240.5	$2,249.3

On July 26, 2021, Performance Food Group, Inc., a wholly-owned subsidiary of PFGC, Inc. (“PFGC”), issued and sold $1.0 billion aggregate principal amount of its 4.250% Senior Notes due 2029 (the “Notes due 2029”), pursuant to an indenture dated as of July 26, 2021. The Notes due 2029 are jointly and severally guaranteed on a senior unsecured basis by PFGC and all domestic direct and indirect wholly-owned subsidiaries of PFGC (other than captive insurance subsidiaries and other excluded subsidiaries). The Notes due 2029 are not guaranteed by the Company.

Initially the Company expected to use the proceeds from the Notes due 2029 to finance the cash consideration payable in connection with the Proposed Core-Mark Acquisition, to redeem the Notes due 2024, and to pay the fees, expenses, and other transaction costs incurred in connection with the Notes due 2029. However, since there is no requirement to hold the funds in escrow until the Proposed Core-Mark Acquisition closes, a portion of the net proceeds from the Notes due 2029 were used to pay down the outstanding balance of the ABL Facility on July 26, 2021. The Notes due 2024 were redeemed in full on July 27, 2021. The Company now expects to fund the cash consideration for the Proposed Core-Mark Acquisition with borrowings under the ABL Facility. If the

Proposed Core-Mark Acquisition is not consummated, Performance Food Group, Inc. will be required to redeem the Notes due 2029 at a price equal to 100% of the issue price plus accrued and unpaid interest.

In connection with the Core-Mark acquisition, the Company is seeking an amendment and restatement of the ABL Facility that would, among other things, provide an additional $1.0 billion of revolving and term loan commitments, for a total of up to $4.0 billion (the “ABL Amendment”). It is anticipated that the ABL Amendment will be consummated after closing of the Core-Mark acquisition.

ABL Facility

PFGC, a wholly-owned subsidiary of the Company, is a party to the Fourth Amended and Restated Credit Agreement dated December 30, 2019 (as amended by the First Amendment to Fourth Amended and Restated Credit Agreement dated as of April 29, 2020, and the Second Amendment to Fourth Amended and Restated Credit Agreement dated as of May 15, 2020, the “ABL Facility”). The ABL Facility has an aggregate principal amount of $3.0 billion and matures on December 30, 2024. The incremental $110 million, 364-day maturity loan that was junior to the other obligations owed under the ABL Facility (“Additional Junior Term Loan”) was paid off early and in full on February 5, 2021. Performance Food Group, Inc., a wholly-owned subsidiary of PFGC, is the lead borrower under the ABL Facility, which is jointly and severally guaranteed by, and secured by the majority of the assets of, PFGC and all material domestic direct and indirect wholly-owned subsidiaries of PFGC (other than captive insurance subsidiaries and other excluded subsidiaries). Availability for loans and letters of credit under the ABL Facility is governed by a borrowing base, determined by the application of specified advance rates against eligible assets, including trade accounts receivable, inventory, owned real properties, and owned transportation equipment. The borrowing base is reduced quarterly by a cumulative fraction of the real properties and transportation equipment values. Advances on accounts receivable and inventory are subject to change based on periodic commercial finance examinations and appraisals, and the real property and transportation equipment values included in the borrowing base are subject to change based on periodic appraisals. Audits and appraisals are conducted at the direction of the administrative agent for the benefit and on behalf of all lenders.

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

The following table summarizes outstanding borrowings, availability, and the average interest rate under the ABL Facility:

(Dollars in millions)	As of July 3, 2021	As of June 27, 2020
Aggregate borrowings	$586.3	$710.0
Letters of credit under ABL Facility	161.7	139.6
Excess availability, net of lenders’ reserves of $55.1 and $64.9	2,252.0	1,712.2
Average interest rate	2.32%	2.85%

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

Subsequent to July 3, 2021, the outstanding balance of the ABL Facility was paid down to zero using a portion of the net proceeds from the issuance of the Notes due 2029.

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

The Notes due 2024 were issued at 100.0% of their par value. The Notes due 2024 mature on June 1, 2024, and bear interest at a rate of 5.500% per year, payable semi-annually in arrears.

Upon the occurrence of a change of control triggering event or upon the sale of certain assets in which Performance Food Group, Inc. does not apply the proceeds as required, the holders of the Notes due 2024 will have the right to require Performance Food Group, Inc. to repurchase each holder’s Notes due 2024 at a price equal to 101% (in the case of a change of control triggering event) or 100% (in the case of an asset sale) of their principal amount, plus accrued and unpaid interest. On July 27, 2021, Performance Food Group, Inc. redeemed, in full, the Notes due 2024 at a price equal to 100.000% of the principal amount, plus accrued and unpaid interest.

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

Upon the occurrence of a change of control triggering event or upon the sale of certain assets in which Performance Food Group, Inc. does not apply the proceeds as required, the holders of the Notes due 2027 will have the right to require Performance Food Group, Inc. to repurchase each holder’s Notes due 2027 at a price equal to 101% (in the case of a change of control triggering event) or 100% (in the case of an asset sale) of their principal amount, plus accrued and unpaid interest. Performance Food Group, Inc. may redeem all or a part of the Notes due 2027 at any time prior to October 15, 2022, at a redemption price equal to 100% of the principal amount of the Notes due 2027 being redeemed plus a make-whole premium and accrued and unpaid interest, if any, to, but not including, the redemption date. In addition, beginning on October 15, 2022, Performance Food Group, Inc. may redeem all or a part of the Notes due 2027 at a redemption price equal to 102.750% of the principal amount redeemed, plus accrued and unpaid interest. The redemption price decreases to 101.375% and 100% of the principal amount redeemed on October 15, 2023, and October 15, 2024, respectively. In addition, at any time prior to October 15, 2022, Performance Food Group, Inc. may redeem up to 40% of the Notes due 2027 from the proceeds of certain equity offerings at a redemption price equal to 105.500% of the principal amount thereof, plus accrued and unpaid interest.

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

The Notes due 2025 were issued at 100.0% of their par value. The Notes due 2025 mature on May 1, 2025, and bear interest at a rate of 6.875% per year, payable semi-annually in arrears.

Upon the occurrence of a change of control triggering event or upon the sale of certain assets in which Performance Food Group, Inc. does not apply the proceeds as required, the holders of the Notes due 2025 will have the right to require Performance Food Group, Inc. to repurchase each holder’s Notes due 2025 at a price equal to 101% (in the case of a change of control triggering event) or 100% (in the case of an asset sale) of their principal amount, plus accrued and unpaid interest. Performance Food Group, Inc. may redeem all or a part of the Notes due 2025 at any time prior to May 1, 2022, at a redemption price equal to 100% of the principal amount of the Notes due 2025 being redeemed plus a make-whole premium and accrued and unpaid interest, if any, to, but not including, the redemption date. In addition, beginning on May 1, 2022, Performance Food Group, Inc. may redeem all or a part of the Notes due 2025 at a redemption price equal to 103.438% of the principal amount redeemed, plus accrued and unpaid interest. The redemption price decreases to 101.719% and 100% of the principal amount redeemed on May 1, 2023, and May 1, 2024, respectively. In addition, at any time prior to May 1, 2022, Performance Food Group, Inc. may redeem up to 40% of the Notes due 2025 from the proceeds of certain equity offerings at a redemption price equal to 106.875% of the principal amount thereof, plus accrued and unpaid interest.

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

Senior Notes due 2029

On July 26, 2021, Performance Food Group, Inc. issued and sold $1.0 billion aggregate principal amount of its Notes due 2029, pursuant to an indenture dated as of July 26, 2021. The Notes due 2029 are jointly and severally guaranteed on a senior unsecured basis by PFGC and all domestic direct and indirect wholly-owned subsidiaries of PFGC (other than captive insurance subsidiaries and other excluded subsidiaries). The Notes due 2029 are not guaranteed by the Company.

The proceeds from the Notes due 2029 were used to redeem the Notes due 2024, pay down the outstanding balance of the ABL Facility and to pay the fees, expenses, and other transaction costs incurred in connection with the Notes due 2029. If the Proposed Core-Mark Acquisition is not consummated, we will be required to redeem the Notes due 2029 at a price equal to 100% of the issue price plus accrued and unpaid interest.

The Notes due 2029 were issued at 100.0% of their par value. The Notes due 2029 mature on August 1, 2029, and bear interest at a rate of 4.250% per year, payable semi-annually in arrears.

Upon the occurrence of a change of control triggering event or upon the sale of certain assets in which Performance Food Group, Inc. does not apply the proceeds as required, the holders of the Notes due 2029 will have the right to require Performance Food Group, Inc. to repurchase each holder’s Notes due 2029 at a price equal to 101% (in the case of a change of control triggering event) or 100% (in the case of an asset sale) of their principal amount, plus accrued and unpaid interest. Performance Food Group, Inc. may redeem all or a part of the Notes due 2029 at any time prior to August 1, 2024, at a redemption price equal to 100% of the principal amount of the Notes due 2029 being redeemed plus a make-whole premium and accrued and unpaid interest, if any, to, but not including, the redemption date. In addition, beginning on August 1, 2024, Performance Food Group, Inc. may redeem all or a part of the Notes due 2029 at a redemption price equal to 102.125% of the principal amount redeemed, plus accrued and unpaid interest. The redemption price decreases to 101.163% and 100% of the principal amount redeemed on August 1, 2025, and August 1, 2026, respectively. In addition, at any time prior to August 1, 2024, Performance Food Group, Inc. may redeem up to 40% of the Notes due 2029 from the proceeds of certain equity offerings at a redemption price equal to 104.250% of the principal amount thereof, plus accrued and unpaid interest.

The indenture governing the Notes due 2029 contains covenants limiting, among other things, PFGC’s and its restricted subsidiaries’ ability to incur or guarantee additional debt or issue disqualified stock or preferred stock; pay dividends and make other distributions on, or redeem or repurchase, capital stock; make certain investments; incur certain liens; enter into transactions with affiliates; consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; create certain restrictions on the ability of PFGC’s restricted subsidiaries to make dividends or other payments to PFGC; designate restricted subsidiaries as unrestricted subsidiaries; and transfer or sell certain assets. These covenants are subject to a number of important exceptions and qualifications.

The Notes due 2029 also contain customary events of default, the occurrence of which could result in the principal of and accrued interest on the Notes due 2029 to become or be declared due and payable.

The ABL Facility and the indentures governing the Notes due 2025, the Note due 2027, the Notes due 2024, and the Notes due 2029 contain customary restrictive covenants under which all of the net assets of PFGC and its subsidiaries were restricted from distribution to Performance Food Group Company, except for approximately $1,543.6 million of restricted payment capacity available under such debt agreements, as of July 3, 2021. Such minimum estimated restricted payment capacity is calculated based on the most restrictive of our debt agreements and may fluctuate from period to period, which fluctuations may be material.  Our restricted payment capacity under other debt instruments to which the Company is subject may be materially higher than the foregoing estimate.

Fiscal year maturities of long-term debt, excluding finance lease obligations, are as follows:

(In millions)
2022	$-
2023	-
2024 (1)	350.0
2025	861.3
2026	-
Thereafter	1,060.0
Total long-term debt, excluding finance lease obligations	$2,271.3

(1)	On July 27, 2021, Performance Food Group, Inc. redeemed, in full, the $350.0 million related to the Notes due 2024.
9.	Derivatives and Hedging Activities

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

As of July 3, 2021, Performance Food Group, Inc. had five interest rate swaps with a combined $700.0 million notional amount. The following table summarizes the outstanding Swap Agreements as of July 3, 2021 (in millions):

Effective Date	Maturity Date	Notional Amount	Fixed Rate Swapped
August 9, 2018	August 9, 2021	$75.0	1.21%
August 9, 2018	August 9, 2021	$75.0	1.20%
June 30, 2020	December 31, 2021	$100.0	2.16%
August 9, 2021	April 9, 2023	$100.0	2.93%
April 15, 2021	December 15, 2024	$350.0	0.84%

The tables below present the effect of the interest rate swaps designated in hedging relationships on the consolidated statement of operations for the fiscal years ended July 3, 2021, June 27, 2020, and June 29, 2019:

(in millions)	Fiscal year ended July 3, 2021	Fiscal year ended June 27, 2020	Fiscal year ended June 29, 2019
Amount of (gain) loss recognized in OCI, pre-tax	$(2.4)	$12.6	$8.4
Tax expense (benefit)	0.6	(3.3)	(2.1)
Amount of (gain) loss recognized in OCI, after-tax	$(1.8)	$9.3	$6.3
Amount of (loss) gain reclassified from OCI into interest expense, pre-tax	$(4.3)	$1.0	$4.0
Tax benefit (expense)	1.1	(0.2)	(0.9)
Amount of (loss) gain reclassified from OCI into interest expense, after-tax	$(3.2)	$0.8	$3.1
Total interest expense	$152.4	$116.9	$65.4

As hedged interest payments are made on the Company’s debt, amounts are reclassified from Accumulated other comprehensive (loss) income to Interest expense. During the twelve months ending July 2, 2022, the Company estimates that losses of approximately $5.6 million will be reclassified to interest expense.

Hedges of Forecasted Diesel Fuel Purchases

From time to time, Performance Food Group, Inc. enters into costless collar or swap arrangements to manage its exposure to variability in cash flows expected to be paid for its forecasted purchases of diesel fuel. As of July 3, 2021, Performance Food Group, Inc. was a party to five such arrangements, with an aggregate 18.9 million-gallon original notional amount, of which an aggregate 18.9 million gallon notional was remaining. The remaining 18.9 million gallon forecasted purchases of diesel fuel are expected to be made between July 4, 2021 and December 31, 2022.

The fuel collar and swap instruments do not qualify for hedge accounting. Accordingly, the derivative instruments are recorded as an asset or liability on the balance sheet at fair value and any changes in fair value are recorded in the period of change as unrealized gains or losses on fuel hedging instruments and included in Other, net in the accompanying consolidated statement of operations. For the fiscal years ended July 3, 2021 and June 27, 2020, the Company recognized gains of $8.4 million and losses of $4.7 million, respectively, related to changes in the fair value of fuel collar and swap instruments along with $2.0 million and $1.8 million of expense, respectively, related to cash settlements.

The Company does not currently have a payable or receivable related to cash collateral for its derivatives, and therefore it has not established an accounting policy for offsetting the fair value of its derivatives against such balances. The table below presents the fair value of the derivative financial instruments as well as their classification on the balance sheet as of July 3, 2021 and June 27, 2020:

(in millions)	Balance Sheet Location	Fair Value as of July 3, 2021	Fair Value as of June 27, 2020
Assets
Derivatives not designated as hedges:
Diesel fuel derivative instruments	Prepaid expenses and other current assets	$3.4	$-
Diesel fuel derivative instruments	Other assets	0.1	-
Other derivative instruments	Prepaid expenses and other current assets	0.2	-
Total assets		$3.7	$-
Liabilities
Derivatives designated as hedges:
Interest rate swaps	Accrued expenses and other current liabilities	$5.3	$3.7
Interest rate swaps	Other long-term liabilities	1.7	10.0
Derivatives not designated as hedges:
Diesel fuel derivative instruments	Accrued expenses and other current liabilities	$-	4.8
Diesel fuel derivative instruments	Other long-term liabilities	-	0.1
Total liabilities		$7.0	$18.6

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

The Company has elected to present the derivative assets and derivative liabilities on the balance sheet on a gross basis for periods ended July 3, 2021 and June 27, 2020. The tables below present the derivative assets and liability balance, before and after the effects of offsetting, as of July 3, 2021 and June 27, 2020:

	July 3, 2021			June 27, 2020
(In millions)	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amounts	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amounts
Total asset derivatives:	$3.7	$(2.4)	$1.3	$-	$-	$-
Total liability derivatives:	(7.0)	2.4	(4.6)	(18.6)	-	(18.6)

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

As of July 3, 2021, the aggregate fair value amount of derivative instruments in a liability position that contain contingent features was $4.6 million.  As of July 3, 2021, the Company has not been required to post any collateral related to these agreements.  If the Company breached any of these provisions, it would be required to settle the obligations under the agreements at their termination value of $4.6 million.

10.	Insurance Program Liabilities

The Company maintains high-deductible insurance programs covering portions of general and vehicle liability, workers’ compensation, and group medical insurance. The amounts in excess of the deductibles are fully insured by third-party insurance carriers, subject to certain limitations. A summary of the activity in all types of deductible liabilities appears below:

(In millions)
Balance at June 30, 2018	$107.4
Additional liabilities assumed in connection with an acquisition	$5.7
Charged to costs and expenses	173.0
Payments	(163.0)
Balance at June 29, 2019	$123.1
Additional liabilities assumed in connection with an acquisition	$40.2
Charged to costs and expenses	202.2
Payments	(183.7)
Balance at June 27, 2020	$181.8
Charged to costs and expenses	236.6
Payments	(240.3)
Balance at July 3, 2021	$178.1

11.	Fair Value of Financial Instruments

The carrying values of cash, accounts receivable, outstanding checks in excess of deposits, trade accounts payable, and accrued expenses approximate their fair values because of the relatively short maturities of those instruments. The derivative assets and liabilities are recorded at fair value on the balance sheet. The fair value of long-term debt, which has a carrying value of $2,240.5 million and $2,356.9 million, is $2,346.2 million and $2,402.0 million at July 3, 2021 and June 27, 2020, respectively, and is determined by reviewing current market pricing related to comparable debt issued at the time of the balance sheet date, and is considered a Level 2 measurement.
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

Subsidiaries of the Company have entered into numerous operating and finance leases for various warehouses, office facilities, equipment, tractors, and trailers. Our leases have remaining lease terms of less than 1 year to 19 years, some of which include options to extend the leases for up to 10 years, and some of which include options to terminate the leases within 1 year. Certain full-service fleet lease agreements include variable lease payments associated with usage, which are recorded and paid as incurred. When calculating lease liabilities, lease terms will include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.

Certain of the leases for tractors, trailers, and other vehicles and equipment provide for residual value guarantees to the lessors. Circumstances that would require the subsidiary to perform under the guarantees include either (1) default on the leases with the leased assets being sold for less than the specified residual values in the lease agreements, or (2) decisions not to purchase the assets at the end of the lease terms combined with the sale of the assets, with sales proceeds less than the residual value of the leased assets specified in the lease agreements. Residual value guarantees under these operating lease agreements typically range between 6% and 16% of the value of the leased assets at inception of the lease. These leases have original terms ranging from 5 to 7 years and expiration dates ranging from 2021 to 2027. As of July 3, 2021, the undiscounted maximum amount of potential future payments for lease residual value guarantees totaled approximately $19.6 million, which would be mitigated by the fair value of the leased assets at lease expiration.

The following table presents the location of the right-of-use assets and lease liabilities in the Company’s consolidated balance sheet as of July 3, 2021 and June 27, 2020 (in millions), as well as the weighted-average lease term and discount rate for the Company’s leases:

Leases	Consolidated Balance Sheet Location	As of July 3, 2021	As of June 27, 2020
Assets:
Operating	Operating lease right-of-use assets	$438.7	$441.2
Finance	Property, plant and equipment, net	294.6	206.2
Total lease assets		$733.3	$647.4
Liabilities:
Current
Operating	Operating lease obligations—current installments	$77.0	$84.4
Finance	Finance lease obligations—current installments	48.7	30.3
Non-current
Operating	Operating lease obligations, excluding current installments	378.0	362.4
Finance	Finance lease obligations, excluding current installments	255.0	185.7
Total lease liabilities		$758.7	$662.8

Weighted average remaining lease term
Operating leases		8.6 years	8.0 years
Finance leases		6.2 years	6.7 years
Weighted average discount rate
Operating leases		4.6%	4.9%
Finance leases		4.5%	5.2%

The following table presents the location of lease costs in the Company consolidated statement of operations for the fiscal years ended July 3, 2021 and June 27, 2020 (in millions):

		Fiscal year ended
Lease Cost	Statement of Operations Location	July 3, 2021	June 27, 2020
Finance lease cost:
Amortization of finance lease assets	Operating expenses	$37.0	$24.4
Interest on lease liabilities	Interest expense	13.0	10.3
Total finance lease cost		$50.0	$34.7
Operating lease cost	Operating expenses	108.4	111.3
Short-term lease cost	Operating expenses	23.7	23.0
Total lease cost		$182.1	$169.0

Supplemental cash flow information related to leases for the periods reported is as follows (in millions):

(In millions)	Fiscal year ended July 3, 2021	Fiscal year ended June 27, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$100.5	$107.2
Operating cash flows from finance leases	13.0	10.3
Financing cash flows from finance leases	37.9	24.2
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	92.5	73.7
Finance leases	125.6	93.0

Future minimum lease payments under non-cancelable leases as of July 3, 2021, are as follows (in millions):

Fiscal Year	Operating Leases	Finance Leases
2022	$95.7	$61.0
2023	82.4	57.4
2024	63.8	56.5
2025	49.6	52.3
2026	38.6	49.9
Thereafter	228.2	72.3
Total future minimum lease payments	$558.3	$349.4
Less: Interest	103.3	45.7
Present value of future minimum lease payments	$455.0	$303.7

As of July 3, 2021, the Company had additional operating and finance leases that had not yet commenced which total $15.6 million in future minimum lease payments. These leases relate primarily to warehouse leases and are expected to commence in fiscal 2022 with lease terms of 4 to 15 years.

13.	Income Taxes

Income tax expense (benefit) for fiscal 2021, fiscal 2020 and fiscal 2019 consisted of the following:

(In millions)	For the fiscal year ended July 3, 2021	For the fiscal year ended June 27, 2020	For the fiscal year ended June 29, 2019
Current income tax (benefit) expense:
Federal	$(10.6)	$(119.6)	$28.9
State	3.4	1.0	11.0
Total current income tax (benefit) expense	(7.2)	(118.6)	39.9
Deferred income tax expense (benefit):
Federal	19.9	24.9	13.0
State	1.3	(14.4)	(1.4)
Total deferred income tax expense	21.2	10.5	11.6
Total income tax expense (benefit), net	$14.0	$(108.1)	$51.5

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

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), which provides relief to taxpayers affected by COVID-19, was signed into law. The CARES Act provides numerous tax provisions and other stimulus measures designed to mitigate the economic effects of the COVID-19 pandemic.  In fiscal years 2021 and 2020, the Company recognized a tax benefit of $2.1 million and $46.3 million, respectively, related to the carry back of the fiscal year 2020 net operating loss to tax years with a statutory rate of 35% compared to the current statutory rate of 21%.

The Company’s effective income tax rate for continuing operations for fiscal 2021, fiscal 2020 and fiscal 2019 was 25.6%, 48.6%, and 23.6%, respectively. Actual income tax expense (benefit) differs from the amount computed by applying the applicable U.S. federal statutory corporate income tax rate of 21% in fiscal 2021, fiscal 2020, and fiscal 2019 to earnings before income taxes as follows:

(In millions)	For the fiscal year ended July 3, 2021	For the fiscal year ended June 27, 2020	For the fiscal year ended June 29, 2019
Federal income tax expense (benefit) computed at statutory rate	$11.5	$(46.7)	$45.9
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal income tax benefit	4.1	(10.7)	8.5
Non-deductible expenses and other	2.1	2.0	1.8
Net Operating Loss Carryback - Rate Differential	(2.1)	(46.3)	—
Stock-based compensation	(1.5)	(4.6)	(4.4)
Other	(0.1)	(1.8)	(0.3)
Total income tax expense (benefit), net	$14.0	$(108.1)	$51.5

Deferred income taxes are recorded based upon the tax effects of differences between the financial statement and tax bases of assets and liabilities and available tax loss and credit carryforwards. Temporary differences and carry-forwards that created significant deferred tax assets and liabilities were as follows:

(In millions)	As of July 3, 2021	As of June 27, 2020
Deferred tax assets:
Allowance for doubtful accounts	$6.5	$5.4
Inventories	8.0	7.1
Accrued employee benefits	18.2	7.9
Self-insurance reserves	3.4	3.5
Net operating loss carry-forwards	21.4	14.0
Stock-based compensation	8.6	6.4
Basis difference in intangible assets	18.2	17.1
Other comprehensive income	1.8	3.5
Lease obligations	66.6	115.9
Tax credit carry-forwards	2.5	2.5
Prepaid expenses	0.3	-
Other assets	4.4	3.6
Total gross deferred tax assets	159.9	186.9
Less: Valuation allowance	(0.7)	(0.7)
Total net deferred tax assets	159.2	186.2
Deferred tax liabilities:
Property, plant, and equipment	234.4	169.9
Right of use assets	65.2	114.5
Prepaid expenses		17.3
Other	-	0.1
Total deferred tax liabilities	299.6	301.8
Total net deferred income tax liability	$140.4	$115.6

We have taken current and future expirations into consideration when evaluating the need for valuation allowances against these deferred tax assets. A valuation allowance is provided when it is more likely than not that all or a portion of the deferred tax assets will not be realized. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. The federal net operating loss generated in fiscal year 2021 has an indefinite carry-forward period and is expected to be utilized in full. State net operating loss carry-forwards generally expire in fiscal years 2022 through 2041. Certain state net operating losses generated in fiscal year 2021 and after have an indefinite carry-forward period. For the fiscal years ending July 3, 2021 and June 27, 2020 the Company established a valuation allowance of $0.7 million and $0.7 million, respectively, net of federal tax benefit, against deferred tax assets related to certain net operating losses which are not likely to be realized due to limitations on utilization.

The Company records a liability for Uncertain Tax Positions in accordance with FASB ASC 740-10-25, Income Taxes—General—Recognition. The following table summarizes the activity related to unrecognized tax benefits:

(In millions)
Balance as of June 30, 2018	$1.2
Increases due to current year positions	—
Increases due to prior years positions	0.7
Expiration of statutes of limitations	—
Balance as of June 29, 2019	1.9
Increases due to current year positions	—
Decreases due to prior years positions	(0.6)
Expiration of statutes of limitations	(0.8)
Balance as of June 27, 2020	0.5
Increases due to current year positions	—
Increases due to prior years positions	-
Expiration of statutes of limitations	(0.2)
Balance as of July 3, 2021	$0.3

Included in the balances as of July 3, 2021 and June 27, 2020, is $0.3 million and $0.5 million, respectively, of unrecognized tax benefits that could affect the effective tax rate for continuing operations. The balance in unrecognized tax benefits relates primarily to state tax issues and non-deductible expenses. The Company does not anticipate that changes in the amount of unrecognized tax benefits over the next twelve months will have a significant impact on its results of operations or financial position.

As of July 3, 2021, substantially all federal, state and local, and foreign income tax matters have been concluded for years prior to fiscal year 2014. We received a tax audit notice from the Internal Revenue Service with respect to the loss for fiscal year ended June 27, 2020 and the carryback to the prior 5 tax years.

It is the Company’s practice to recognize interest and penalties related to uncertain tax positions in income tax expense. Approximately $0.1 million and $0.1 million was accrued for interest related to uncertain tax positions as of July 3, 2021 and June 27, 2020, respectively. Net interest income of approximately $0.3 million and $0.1 million was recognized in tax expense for fiscal 2021 and fiscal 2020, respectively, and $0.1 million of interest expense was recognized in tax expense in fiscal 2019.
14.	Retirement Plans

Employee Savings Plans

The Company sponsors the Performance Food Group Employee Savings Plan (the “401(k) Plan”). Employees participating in the 401(k) Plan may elect to contribute between 1% and 50% of their qualified compensation, up to a maximum dollar amount as specified by the provisions of the Internal Revenue Code. The Company matched 100% of the first 3.5% of the employee contributions, resulting in matching contributions of $36.4 million for fiscal 2021, $30.9 million for fiscal 2020, and $23.9 million for fiscal 2019.
15.	Commitments and Contingencies

Purchase Obligations

The Company had outstanding contracts and purchase orders for capital projects and services totaling $93.5 million at July 3, 2021. Amounts due under these contracts were not included on the Company’s consolidated balance sheet as of July 3, 2021.

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

The court has also entered an order governing the selection of bellwether plaintiffs and setting key discovery and other deadlines in the litigation. Bellwether trials are test cases generally intended to try a contested issue common to several plaintiffs in mass tort litigation. The results of these proceedings are used to shape the litigation process for the remaining cases and to aid the parties in assessing potential settlement values of the remaining claims. Here, the court authorized a pool of 24 bellwether plaintiffs, with plaintiffs selecting six cases, the combined defendants selecting six cases, and the court selecting 12 cases at random. The court and the parties have completed the bellwether selection process, and the first of four bellwether trials has been set for February 22, 2022, with the remaining three trials set for the second and third calendar quarters of 2022. Eby-Brown has been dismissed from each of the bellwether cases and will not be a party or participant to those trials. The Distributor Defendants and the retailers do, however, remain named defendants in various SFCs that were not selected as bellwether trial plaintiffs. The litigation of those claims is not scheduled to occur until after the bellwether trials conclude.  In the meantime, discovery related to the claims in the Master Complaint continues as to the Distributor Defendants.

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

Whitfield v. Core-Mark Holding Company, Inc. et al. On July 6, 2021, Matthew Whitfield, who alleges he is a shareholder of Core-Mark Holding Company, Inc. (“Core-Mark”), filed a civil action in the United States District Court for the Southern District of New York naming as defendants Core-Mark, the individual directors of Core-Mark, Performance Food Group Company, and two subsidiaries the Company established in connection with its anticipated acquisition of Core-Mark. The plaintiff alleged the Registration Statement filed with the Securities and Exchange Commission omitted material information related to the acquisition, namely certain (1) financial projections the Company and Core-Mark performed and the basis for those projections and (2) information regarding the analysis Barclay’s performed on behalf of Core-Mark. The plaintiff sought to enjoin the consummation of the acquisition and requests that the court order the defendants to issue an amended Registration Statement and declare that the defendants violated certain U.S securities laws. In the event the acquisition is consummated, the plaintiff sought an award of damages. The Company denies that it has violated any laws in connection with the proposed acquisition and believes that the claims are without merit. However, in order to avoid the risk of the complaint delaying or adversely affecting the acquisition and to minimize the costs, risks and uncertainties inherent in litigation, and without admitting any liability or wrongdoing, Core-Mark and the Company determined that Core-Mark would voluntarily supplement the public disclosures filed in connection with the acquisition in exchange for plaintiff’s agreement to dismiss all claims with prejudice.  The parties reached such agreement on August 12, 2021.  On August 13, 2021, Core-Mark filed the supplemental disclosures on Form 8-K and Schedule 14A. On August 19, 2021, plaintiff voluntarily dismissed his complaint.

Tax Liabilities

The Company is subject to customary audits by authorities in the jurisdictions where it conducts business in the United States, which may result in assessments of additional taxes. We received a tax audit notice from the Internal Revenue Service with respect to the loss for fiscal year ended June 27, 2020 and the carryback to the prior 5 tax years.
16.	Related-Party Transactions

The Company participates in and has an equity method investment in a purchasing alliance that was formed to obtain better pricing, to expand product options, to reduce internal costs, and to achieve greater inventory turnover. The Company’s investment in the purchasing alliance was $6.0 million as of July 3, 2021, and $3.5 million as of June 27, 2020. For fiscal 2021, fiscal 2020, and fiscal 2019, the Company recorded purchases of $1,300.2 million, $925.2 million, and $914.3 million, respectively, through the purchasing alliance.
17.	Earnings Per Share (“EPS”)

Basic earnings per common share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is calculated using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. The Company’s potential common shares include outstanding stock-based compensation awards and expected issuable shares under the employee stock purchase plan. In computing diluted EPS, the average closing stock price for the period is used in determining the number of shares assumed to be purchased with the assumed proceeds under the treasury stock method. For fiscal 2020 diluted loss per common share is the same as basic loss per common share because the inclusion of potential common shares is antidilutive. For fiscal 2019 potential common shares of 0.2 million were not included in computing diluted earnings per share because the effect would have been antidilutive.

A reconciliation of the numerators and denominators for the basic and diluted earnings per common share computations is as follows:

(In millions, except per share amounts)	For the fiscal year ended July 3, 2021	For the fiscal year ended June 27, 2020	For the fiscal year ended June 29, 2019
Numerator:
Net income (loss)	$40.7	$(114.1)	$166.8
Denominator:
Weighted-average common shares outstanding	132.1	113.0	103.8
Dilutive effect of potential common shares	1.3	-	1.4
Weighted-average dilutive shares outstanding	133.4	113.0	105.2
Basic earnings (loss) per common share	$0.31	$(1.01)	$1.61
Diluted earnings (loss) per common share	$0.30	$(1.01)	$1.59

18.	Stock-based Compensation

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

In fiscal 2020 the Company approved an employee stock purchase plan (“ESPP”) which provides eligible employees the opportunity to acquire shares of common stock, at a 15% discount on the fair market value as of the date of purchase, through periodic payroll deductions. The ESPP is considered compensatory for federal income tax purposes. The Company recorded $2.6 million and $1.3 million of stock-based compensation expense for fiscal 2021 and fiscal 2020, respectively, attributable to the ESPP.

The Performance Food Group Company 2007 Management Option Plan

The 2007 Option Plan allowed for the granting of awards to employees, officers, directors, consultants, and advisors of the Company or its affiliates in the form of nonqualified options. The terms and conditions of awards granted under the 2007 Option Plan were determined by the Board of Directors. The contractual term of the options is ten years. The Company no longer grants awards from this plan and no options were granted from the 2007 Option Plan in fiscal 2021, 2020 or 2019. Each of the employee awards under the 2007 Option Plan was divided into three equal portions. Tranche I options were subject to time vesting. Tranche II and Tranche III options were subject to both time and performance vesting, including performance criteria as outlined in the 2007 Option Plan.

In total, compensation cost that has been charged against income for the Company’s 2007 Option Plan was less than $0.1 million, $0.2 million, and $0.4 million for fiscal 2021, fiscal 2020 and fiscal 2019, respectively, and it is included within operating expenses in the consolidated statements of operations.

The following table summarizes the stock option activity for fiscal 2021 under the 2007 Option Plan.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding as of June 27, 2020	950,785	$18.19
Exercised	(178,115)	$16.71
Expired	(15,750)	$10.78
Outstanding as of July 3, 2021	756,920	$18.70	4.1	$22.2
Vested or expected to vest as of July 3, 2021	756,920	$18.70	4.1	$22.2
Exercisable as of July 3, 2021	756,920	$18.70	4.1	$22.2

The intrinsic value of exercised options was $4.7 million, $7.9 million, and $13.1 million for fiscal 2021, fiscal 2020, and fiscal 2019, respectively.

The Performance Food Group Company 2015 Omnibus Incentive Plan

In July 2015, the Company approved the 2015 Incentive Plan. The 2015 Incentive Plan allows for the granting of awards to current employees, officers, directors, consultants, and advisors of the Company. The terms and conditions of awards granted under the 2015 Option Plan are determined by the Board of Directors. There are 8,850,000 shares of common stock reserved for issuance under the 2015 Incentive Plan, including non-qualified stock options and incentive stock options, stock appreciation rights, restricted shares (time-based and performance-based), restricted stock units, and other equity based or cash-based awards. As of July 3, 2021, there are 4,835,218 shares available for grant under the 2015 Incentive Plan. The contractual term of options granted under the 2015 Incentive Plan is ten years.

For grants issued prior to fiscal 2020, stock options and time-based restricted shares vest ratably over four years from the date of grant. No stock options were granted under the 2015 Incentive Plan in fiscal 2021 or fiscal 2020. Shares of time-based restricted stock granted in fiscal 2020 and fiscal 2021 vest ratably over three years from the date of grant. Additionally, in fiscal 2021, one-time grants of shares of time-based restricted stock, which vests at the end of a three year period, were issued. Performance-based restricted shares granted in fiscal 2019 and fiscal 2020 vest upon the achievement of a specified Return on Invested Capital (“ROIC”), a performance condition, and a specified Relative Total Shareholder Return (“Relative TSR”), a market condition, at the end of a three year performance period. Actual shares earned range from 0% to 200% of the initial grant, depending upon performance relative to the ROIC and Relative TSR goals. For performance-based restricted shares granted in fiscal 2021, the ROIC measure was removed and the vesting of the shares earned will be based solely on Relative TSR. Restricted stock units granted to non-employee directors vest in full on the earlier of the first anniversary of the date of grant or the next regularly scheduled annual meeting of the stockholders of the Company.

The fair values of time-based restricted shares, restricted shares with a performance condition, and restricted stock units were based on the Company’s closing stock price as of the date of grant.

The Company, with the assistance of a third-party valuation expert, estimated the fair value of performance-based restricted shares with a Relative TSR market condition granted in fiscal 2020 and fiscal 2021 using a Monte Carlo simulation with the following assumptions:

	For the fiscal year ended July 3, 2021	For the fiscal year ended June 27, 2020
Risk-Free Interest Rate	0.16%	1.71%
Dividend Yield	0.00%	0.00%
Expected Volatility	67.66%	25.61%
Expected Term (in years)	2.87	2.79
Fair Value of Awards Granted	$47.55	$62.57

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

The Company estimated the fair value of options granted in fiscal 2019 using a Black-Scholes option pricing model with the following weighted average assumptions:

For the fiscal year ended June 29, 2019
Risk-free Interest Rate	2.86%
Dividend Yield	0.00%
Expected Volatility	34.00%
Expected Term (in years)	6.25
Weighted Average Fair Value of Awards Granted	$12.69

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

The compensation cost that has been charged against income for the Company’s 2015 Incentive Plan was $22.8 million for fiscal 2021, $16.4 million for fiscal 2020, and $15.3 million for fiscal 2019, and it is included within operating expenses in the consolidated statement of operations. The total income tax benefit recognized in the consolidated statements of operations was $6.1 million in fiscal 2021, $4.4 million in fiscal 2020, and $4.1 million in fiscal 2019. Total unrecognized compensation cost for all awards under the 2015 Incentive Plan is $34.7 million as of July 3, 2021. This cost is expected to be recognized over a weighted-average period of 1.8 years.

The following table summarizes the stock option activity for fiscal 2021 under the 2015 Incentive Plan.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding as of June 27, 2020	852,300	$27.63
Granted	-	$-
Exercised	(77,399)	$25.94
Forfeited	(8,165)	$31.08
Outstanding as of July 3, 2021	766,736	$27.77	5.8	$15.5
Vested or expected to vest as of July 3, 2021	766,736	$27.77	5.8	$15.5
Exercisable as of July 3, 2021	626,161	$27.01	5.6	$13.1

The intrinsic value of exercised options was $1.4 million, $2.0 million, and $0.2 million for fiscal 2021, fiscal 2020 and fiscal 2019, respectively.

The following table summarizes the changes in nonvested restricted shares and restricted stock units for fiscal 2021 under the 2015 Incentive Plan.

	Shares	Weighted Average Grant Date Fair Value
Nonvested as of June 27, 2020	1,072,316	$37.25
Granted	944,815	$35.67
Vested	(400,074)	$34.03
Forfeited	(92,829)	$30.90
Nonvested as of July 3, 2021	1,524,228	$37.50

The total fair value of shares vested was $13.7 million, $23.7 million, and $18.0 million for fiscal 2021, fiscal 2020, and fiscal 2019, respectively.

19.	Segment Information

The Company has two reportable segments, as defined by ASC 280 Segment Reporting. The Foodservice segment markets and distributes food and food-related products to independent restaurants, Chain restaurants, and other institutional “food-away-from-home” locations. Foodservice offers a “broad line” of products, including custom-cut meat and seafood, as well as products that are specific to our customers’ menu requirements. The Vistar segment distributes candy, snacks, beverages, cigarettes, other tobacco products, and other products to customers in the vending, office coffee services, theater, retail, hospitality, convenience store and other channels. The accounting policies of the segments are the same as those described in Note 2. Summary of Significant Accounting Policies and Estimates. Intersegment sales represent sales between the segments, which are eliminated in consolidation. Management evaluates the performance of each operating segment based on various operating and financial metrics, including total sales and EBITDA.

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

(In millions)	Foodservice	Vistar	Corporate & All Other	Eliminations	Consolidated
For the fiscal year ended July 3, 2021
Net external sales	$21,880.0	$8,494.5	$24.4	$—	$30,398.9
Inter-segment sales	10.0	2.2	393.9	(406.1)	—
Total sales	21,890.0	8,496.7	418.3	(406.1)	30,398.9
Depreciation and amortization	248.3	62.1	28.5	—	338.9
Capital expenditures	99.9	78.9	10.0	—	188.8
For the fiscal year ended June 27, 2020
Net external sales	$16,728.5	$8,335.4	$22.4	$—	$25,086.3
Inter-segment sales	12.0	4.0	323.4	(339.4)	—
Total sales	16,740.5	8,339.4	345.8	(339.4)	25,086.3
Depreciation and amortization	197.7	50.0	28.6	—	276.3
Capital expenditures	57.8	72.0	28.2	—	158.0
For the fiscal year ended June 29, 2019
Net external sales	$15,084.0	$4,639.2	$20.3	$—	$19,743.5
Inter-segment sales	11.1	2.6	271.3	(285.0)	—
Total sales	15,095.1	4,641.8	291.6	(285.0)	19,743.5
Depreciation and amortization	91.8	39.2	24.0	—	155.0
Capital expenditures	90.6	24.9	23.6	—	139.1

EBITDA for each reportable segment and Corporate & All Other is presented below along with a reconciliation to consolidated income before taxes.

	Fiscal Year Ended
	July 3, 2021	June 27, 2020	June 29, 2019
Foodservice EBITDA	$658.9	$336.3	$428.0
Vistar EBITDA	93.4	38.5	165.6
Corporate & All Other EBITDA	(206.3)	(203.8)	(154.9)
Depreciation and amortization	(338.9)	(276.3)	(155.0)
Interest expense	(152.4)	(116.9)	(65.4)
Income (loss) before taxes	$54.7	$(222.2)	$218.3

Total assets by reportable segment, excluding intercompany receivables between segments, are as follows:

(In millions)	As of July 3, 2021	As of June 27, 2020
Foodservice	$5,791.7	$5,529.1
Vistar	1,759.1	1,385.4
Corporate & All Other	294.9	805.2
Total assets	$7,845.7	$7,719.7

The sales mix for the Company’s principal product and service categories is as follows:

(In millions)	For the fiscal year ended July 3, 2021	For the fiscal year ended June 27, 2020	For the fiscal year ended June 29, 2019
Center of the plate	$8,931.1	$6,677.7	$6,110.1
Cigarettes	4,231.4	3,728.3	679.0
Frozen foods	3,484.4	2,859.4	2,516.7
Canned and dry groceries	3,290.0	2,561.2	2,306.4
Refrigerated and dairy products	2,951.0	2,466.9	2,286.0
Paper products and cleaning supplies	2,312.1	1,650.1	1,464.1
Candy/snack/theater and concession	1,725.0	1,939.7	1,975.4
Beverage	1,534.9	1,624.9	1,604.4
Produce	876.6	678.1	560.7
Other tobacco products	704.0	588.0	105.9
Other miscellaneous goods and services	358.4	312.0	134.8
Total	$30,398.9	$25,086.3	$19,743.5

SCHEDULE 1—Registrant’s Condensed Financial Statements

PERFORMANCE FOOD GROUP COMPANY

Parent Company Only

CONDENSED BALANCE SHEETS

(In millions per share data)	As of July 3, 2021	As of June 27, 2020
ASSETS
Investment in wholly owned subsidiary	$2,167.2	$2,071.4
Total assets	$2,167.2	$2,071.4
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accrued expenses and other current liabilities	$-	$0.2
Total current liabilities	-	0.2
Intercompany payable	61.1	60.6
Total liabilities	61.1	60.8
Commitments and contingencies
Shareholders’ equity:
Common Stock
Common Stock: $0.01 par value per share, 1.0 billion shares authorized, 132.5 million shares issued and outstanding as of July 3, 2021; 1.0 billion shares authorized, 131.3 million shares issued and outstanding as of June 27, 2020	1.3	1.3
Additional paid-in capital	1,752.8	1,703.0
Retained earnings	352.0	306.3
Total shareholders’ equity	2,106.1	2,010.6
Total liabilities and shareholders’ equity	$2,167.2	$2,071.4

See accompanying notes to condensed financial statements.

PERFORMANCE FOOD GROUP COMPANY

Parent Company Only

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

($ in millions)	Fiscal year ended July 3, 2021	Fiscal year ended June 27, 2020	Fiscal year ended June 29, 2019
Operating expenses	$1.1	$0.6	$0.5
Operating loss	(1.1)	(0.6)	(0.5)
Loss before equity in net income (loss) of subsidiary	(1.1)	(0.6)	(0.5)
Equity in net income (loss) of subsidiary, net of tax	41.8	(113.5)	167.3
Net income (loss)	40.7	(114.1)	166.8
Other comprehensive income (loss)	5.0	(10.1)	(9.4)
Total comprehensive income (loss)	$45.7	$(124.2)	$157.4

See accompanying notes to condensed financial statements.

PERFORMANCE FOOD GROUP COMPANY

Parent Company Only

CONDENSED STATEMENTS OF CASH FLOWS

($ in millions)	Fiscal year ended July 3, 2021	Fiscal year ended June 27, 2020	Fiscal year ended June 29, 2019
Cash flows from operating activities:
Net income (loss)	$40.7	$(114.1)	$166.8
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Equity in net (income) loss of subsidiary	(41.8)	113.5	(167.3)
Changes in operating assets and liabilities, net
Income tax receivable	-	11.7	(0.1)
Accrued expenses and other current liabilities	(0.2)	-	0.2
Intercompany payables	0.5	(1.2)	1.3
Net cash (used in) provided by operating activities	(0.8)	9.9	0.9
Cash flows from investing activities:
Capital contribution to subsidiary	(26.2)	(834.9)	—
Distribution from subsidiary	—	5.0	9.3
Net cash (used in) provided by investing activities	(26.2)	(829.9)	9.3
Cash flows from financing activities:
Proceeds from exercise of stock options	5.0	4.8	6.6
Proceeds from sale of common stock	—	828.1	—
Proceeds from employee stock purchase plan	26.2	—	—
Cash paid for shares withheld to cover taxes	(4.2)	(7.9)	(7.5)
Repurchase of common stock	—	(5.0)	(9.3)
Net cash provided by (used in) financing activities	27.0	820.0	(10.2)
Net (decrease) increase in cash and restricted cash	—	—	—
Cash and restricted cash, beginning of period	—	—	—
Cash and restricted cash, end of period	$—	$—	$—

  See accompanying notes to condensed financial statements.

Notes to Condensed Parent Company Only Financial Statements

1. Description of Performance Food Group Company

Performance Food Group Company (the “Parent”) was incorporated in Delaware on July 23, 2002, to effect the purchase of all the outstanding equity interests of PFGC, Inc. (“PFGC”). The Parent has no significant operations or significant assets or liabilities other than its investment in PFGC. Accordingly, the Parent is dependent upon distributions from PFGC to fund its obligations. However, under the terms of PFGC’s various debt agreements, PFGC’s ability to pay dividends or lend to the Parent is restricted, except that PFGC may pay specified amounts to the Parent to fund the payment of the Parent’s franchise and excise taxes and other fees, taxes, and expenses required to maintain its corporate existence.

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

Based on our assessment, under the criteria established in Internal Control—Integrated Framework (2013) issued by the COSO, management has concluded that the Company maintained effective internal control over financial reporting as of July 3, 2021.

The effectiveness of the Company’s internal control over financial reporting as of July 3, 2021, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report, which appears in Item 8.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) under the Exchange Act), that occurred during the fiscal quarter ended July 3, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be included in our definitive proxy statement for the 2021 Annual Meeting of Stockholders and is incorporated herein by reference. We expect to file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended July 3, 2021.

Item 11. Executive Compensation

The information required by this item will be included in our definitive proxy statement for the 2021 Annual Meeting of Stockholders and is incorporated herein by reference. We expect to file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended July 3, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in our definitive proxy statement for the 2021 Annual Meeting of Stockholders and is incorporated herein by reference. We expect to file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended July 3, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in our definitive proxy statement for the 2021 Annual Meeting of Stockholders and is incorporated herein by reference. We expect to file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended July 3, 2021.

Item 14. Principal Accountant Fees and Services

The information required by this item will be included in our definitive proxy statement for the 2021 Annual Meeting of Stockholders and is incorporated herein by reference. We expect to file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended July 3, 2021.

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

2.2

Agreement and Plan of Merger, dated as of May 17, 2021, by and among Performance Food Group Company, Longhorn Merger Sub I, Inc., Longhorn Merger Sub II, LLC and Core-Mark Holding Company, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-37578) filed with the Securities and Exchange Commission on May 18, 2021).

3.1

Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-37578) filed with the Securities and Exchange Commission on November 13, 2019).

3.2

Amended and Restated By-Laws of the Registrant (incorporated by reference as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-37578) filed with the Securities and Exchange Commission on August 21, 2020).

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

4.5

First Supplemental Indenture, dated as of December 30, 2019, among Performance Food Group, Inc., PFGC, Inc., the Guaranteeing Subsidiaries and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-37578) filed with the Securities and Exchange Commission on December 30, 2019).

4.6

Form of 5.500% Senior Notes due 2027 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-37578) filed with the Securities and Exchange Commission on October 2, 2019).

4.7

Indenture, dated as of April 24, 2020, by and between Performance Food Group, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-37578) filed with the Securities and Exchange Commission on April 27, 2020).

4.8

Form of 6.875% Senior Notes due 2025 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-37578) filed with the Securities and Exchange Commission on April 27, 2020).

4.9

Indenture, dated as of July 26, 2021, by and between Performance Food Group, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-37578) filed with the Securities and Exchange Commission on July 26, 2021).

4.10

Form of 4.250% Senior Notes due 2029 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-37578) filed with the Securities and Exchange Commission on July 26, 2021).

4.11*	Description of Capital Stock of Performance Food Group Company.

10.1

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

10.2

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

10.3

Second Amendment to Fourth Amended and Restated Credit Agreement, dated May 15, 2020, among PFGC, Inc., Performance Food Group, Inc., Wells Fargo, National Association, as Administrative Agent and Collateral Agent, the other borrowers from time to time party thereto, and the other lenders thereto (incorporated by reference as Exhibit 10.4 to the Company’s Annual Report on Form 10-K (File No. 001-37578) filed with the Securities and Exchange Commission on August 18, 2020).

10.4†

Amended and Restated 2007 Management Option Plan (incorporated by reference as Exhibit 10.7 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File 333-198654), filed with the Securities and Exchange Commission on August 5, 2015).

10.5†

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

10.7†

Employment Letter Agreement, dated September 6, 2002, between George L. Holm and Performance Food Group Company (f/k/a Wellspring Distribution Corp.) (incorporated by reference as Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File 333-198654), filed with the Securities and Exchange Commission on September 9, 2014).

10.8†

Employment Letter Agreement, dated April 7, 2014, between Jim Hope and Performance Food Group (incorporated by reference as Exhibit 10.11 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File 333-198654), filed with the Securities and Exchange Commission on July 1, 2015).

10.9†

Form of Option Award Agreement for Named Executive Officers under the 2007 Management Option Plan (incorporated by reference as Exhibit 10.14 to Amendment No. 5 to the Company’s Registration Statement on Form S-1 (File 333-198654), filed with the Securities and Exchange Commission on August 31, 2015).

10.10†

Form of Severance Letter Agreement (incorporated by reference as Exhibit 10.15 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File 333-198654), filed with the Securities and Exchange Commission on August 5, 2015).

10.11†

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

10.13†

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

10.15†

Form of Deferred Stock Unit Agreement (Non-Employee Director) under the 2015 Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37578), filed with the Securities and Exchange Commission on February 7, 2018).

10.16†

Form of Time-Based Restricted Stock Agreement under the 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37578) filed with the Securities and Exchange Commission on November 6, 2019).

10.17†

Form of Performance-Based Restricted Stock Agreement under the 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37578) filed with the Securities and Exchange Commission on November 6, 2019).

10.18†

Form of Restricted Stock Unit Agreement (Non-Employee Director) under the 2015 Omnibus Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37578) filed with the Securities and Exchange Commission on February 5, 2020).

10.19†

Form of Deferred Stock Unit Agreement (Non-Employee Director) under the 2015 Omnibus Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37578) filed with the Securities and Exchange Commission on February 5, 2020).

10.20†

Performance Food Group Company Deferred Compensation Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 001-37578) filed with the Securities and Exchange Commission on February 5, 2020).

10.21†

Performance Food Group Company Executive Severance Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 001-37578) filed with the Securities and Exchange Commission on May 4, 2020).

10.22†

Form of Performance Food Group Company Executive Severance Plan Participation Agreement (incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 001-37578) filed with the Securities and Exchange Commission on May 4, 2020).

10.23†

Form of Time-Based Restricted Stock Agreement (Graded Vesting) under the 2015 Omnibus Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37578) filed with the Securities and Exchange Commission on November 4, 2020).

10.24†

Form of Time-Based Restricted Stock Agreement (Cliff Vesting) under the 2015 Omnibus Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37578) filed with the Securities and Exchange Commission on November 4, 2020).

10.25†

Form of Performance-Based Restricted Stock Agreement (with Retirement provision) under the 2015 Omnibus Incentive Plan, as amended (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37578) filed with the Securities and Exchange Commission on November 4, 2020).

10.26†

Form of Performance-Based Restricted Stock Agreement (without Retirement provision) under the 2015 Omnibus Incentive Plan, as amended (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37578) filed with the Securities and Exchange Commission on November 4, 2020).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on the 23rd day of August 2021.

PERFORMANCE FOOD GROUP COMPANY (Registrant)

By:	/s/ George L. Holm
Name:	George L. Holm
Title:	Chief Executive Officer & President
(Principal Executive Officer and Authorized Signatory)

POWER OF ATTORNEY

Know all persons by these presents, that each person whose signature appears below hereby constitutes and appoints A. Brent King and George Hearn, and each of them, as his or her true and lawful attorneys-in-fact and agents, with power to act with or without the others and with full power of substitution and resubstitution, to do any and all acts and things and to execute any and all instruments which said attorneys and agents and each of them may deem necessary or desirable to enable the registrant to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission thereunder in connection with the registrant’s Annual Report on Form 10-K for the fiscal year ended July 3, 2021 (the “Annual Report”), including specifically, but without limiting the generality of the foregoing, power and authority to sign the name of the registrant and the name of the undersigned, individually and in his or her capacity as a director or officer of the registrant, to the Annual Report as filed with the Securities and Exchange Commission, to any and all amendments thereto, and to any and all instruments or documents filed as part thereof or in connection therewith; and each of the undersigned hereby ratifies and confirms all that said attorneys and agents and each of them shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 23rd day of August 2021.

Signatures	Title

/s/ George L. Holm	Chief Executive Officer & President; Director
George L. Holm	(Principal Executive Officer)

/s/ James D. Hope	Executive Vice President & Chief Financial Officer
James D. Hope	(Principal Financial Officer)

/s/ Christine Vlahcevic	Chief Accounting Officer
Christine Vlahcevic	(Principal Accounting Officer)

/s/ Meredith Adler	Director
Meredith Adler

/s/ Barbara J. Beck	Director
Barbara J. Beck

/s/ William F. Dawson Jr.	Director
William F. Dawson Jr.

/s/ Manuel A. Fernandez	Director
Manuel A. Fernandez

/s/ Matthew C. Flanigan	Director
Matthew C. Flanigan

/s/ Kimberly S. Grant	Director
Kimberly S. Grant

/s/ Jeffrey M. Overly	Director
Jeffrey M. Overly

/s/ David V. Singer	Director
David V. Singer

/s/ Randall N. Spratt	Director
Randall N. Spratt

/s/ Warren M. Thompson	Director
Warren M. Thompson