Form 10-Q
period 2021-10-02
Performance Food Group Co
filed 2021-11-10
CIK 1618673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2021

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

154,314,660 shares of common stock were outstanding as of November 3, 2021.

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

There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. Such risks, uncertainties and other important factors that could cause actual results to differ include, among others, the risks, uncertainties and factors set forth under Part I, Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 2021 (the “Form 10-K”), as such risk factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission (the “SEC”), including under Part II, Item 1A, Risk Factors of this Form 10-Q, and are accessible on the SEC’s website at www.sec.gov, and also include the following:

•

the material adverse impact the novel coronavirus (“COVID-19”) pandemic has had and is expected to continue to have on the global markets, the restaurant industry, and our business specifically, including the effects on vehicle miles driven, on the financial health of our business partners, on supply chains, and on financial and capital markets;

•	competition in our industry is intense, and we may not be able to compete successfully;
•	we operate in a low margin industry, which could increase the volatility of our results of operations;
•	we may not realize anticipated benefits from our operating cost reduction and productivity improvement efforts;
•	our profitability is directly affected by cost inflation and deflation and other factors;
•	we do not have long-term contracts with certain of our customers;
•	group purchasing organizations may become more active in our industry and increase their efforts to add our customers as members of these organizations;
•	changes in eating habits of consumers;
•	extreme weather conditions, including earthquake and natural disaster damage;
•	our reliance on third-party suppliers;
•	labor relations and cost risks and availability of qualified labor;
•	volatility of fuel and other transportation costs;
•	inability to adjust cost structure where one or more of our competitors successfully implement lower costs;
•	we may be unable to increase our sales in the highest margin portion of our business;
•	changes in pricing practices of our suppliers;
•	our growth strategy may not achieve the anticipated results;
•	risks relating to acquisitions, including the risk that we are not able to realize benefits of acquisitions or successfully integrate the businesses we acquire;
•	environmental, health, and safety costs;
•	the risk that we fail to comply with requirements imposed by applicable law or government regulations, including increased regulation of electronic cigarette and other alternative nicotine products;
•	a portion of our sales volume is dependent upon the distribution of cigarettes and other tobacco products, sales of which are generally declining;

•	if products we distribute are alleged to cause injury or illness or fail to comply with governmental regulations, we may need to recall our products and may experience product liability claims;

•	our reliance on technology and risks associated with disruption or delay in implementation of new technology;
•	costs and risks associated with a potential cybersecurity incident or other technology disruption;
•	product liability claims relating to the products we distribute and other litigation;
•	adverse judgements or settlements or unexpected outcomes in legal proceedings;
•	negative media exposure and other events that damage our reputation;
•	decrease in earnings from amortization charges associated with acquisitions;
•	impact of uncollectibility of accounts receivable;
•	difficult economic conditions affecting consumer confidence;
•	increase in excise taxes or reduction in credit terms by taxing jurisdictions;
•	the cost and adequacy of insurance coverage and increases in the number or severity of insurance and claims expenses;
•	risks relating to our outstanding indebtedness;
•	our ability to raise additional capital;
•	the following risks related to the acquisition of Core-Mark Holding Company, Inc. (“Core-Mark”):
•	the possibility that the expected synergies and value creation from the acquisition will not be realized or will not be realized within the expected time period;
•	the risk that unexpected costs will be incurred in connection with the integration of the acquisition or that the integration of Core-Mark will be more difficult or time consuming than expected;
•	the inability to retain key personnel;
•

disruption from the acquisition including potential adverse reactions or changes to business relationships with customers, employees, suppliers or regulators, making it more difficult to maintain business and operational relationships; and

•	the risk that the combined company may not be able to effectively manage its expanded operations.

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

Part I – FINANCIAL INFORMATION

Item 1.	Financial Statements

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except per share data)	As of October 2, 2021	As of July 3, 2021
ASSETS
Current assets:
Cash	$35.1	$11.1
Accounts receivable, less allowances of $48.8 and $42.6	2,164.9	1,580.0
Inventories, net	2,864.0	1,839.4
Income taxes receivable	73.1	49.6
Prepaid expenses and other current assets	211.7	100.3
Total current assets	5,348.8	3,580.4
Goodwill	2,220.5	1,354.7
Other intangible assets, net	1,280.1	796.4
Property, plant and equipment, net	1,978.5	1,589.6
Operating lease right-of-use assets	650.8	438.7
Restricted cash	7.1	11.1
Other assets	95.9	74.8
Total assets	$11,581.7	$7,845.7
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable and outstanding checks in excess of deposits	2,374.1	1,776.5
Accrued expenses and other current liabilities	709.9	625.0
Finance lease obligations—current installments	71.5	48.7
Operating lease obligations—current installments	105.8	77.0
Total current liabilities	3,261.3	2,527.2
Long-term debt	3,669.7	2,240.5
Deferred income tax liability, net	376.1	140.4
Finance lease obligations, excluding current installments	355.0	255.0
Operating lease obligations, excluding current installments	560.5	378.0
Other long-term liabilities	235.6	198.5
Total liabilities	8,458.2	5,739.6
Commitments and contingencies (Note 10)
Shareholders’ equity:
Common Stock: $0.01 par value per share, 1.0 billion shares authorized, 152.8 million shares issued and outstanding as of October 2, 2021; 132.5 million shares issued and outstanding as of July 3, 2021	1.5	1.3
Additional paid-in capital	2,764.6	1,752.8
Accumulated other comprehensive loss, net of tax benefit of $1.6 and $1.9	(4.6)	(5.3)
Retained earnings	362.0	357.3
Total shareholders’ equity	3,123.5	2,106.1
Total liabilities and shareholders’ equity	$11,581.7	$7,845.7

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per share data)	Three Months Ended October 2, 2021	Three Months Ended September 26, 2020
Net sales	$10,386.3	$7,046.8
Cost of goods sold	9,244.0	6,231.3
Gross profit	1,142.3	815.5
Operating expenses	1,094.1	779.7
Operating profit	48.2	35.8
Other expense, net:
Interest expense	44.0	38.8
Other, net	(1.3)	(1.0)
Other expense, net	42.7	37.8
Income (loss) before taxes	5.5	(2.0)
Income tax expense (benefit)	0.8	(1.3)
Net income (loss)	$4.7	$(0.7)
Weighted-average common shares outstanding:
Basic	139.7	131.7
Diluted	141.2	131.7
Earnings (loss) per common share:
Basic	$0.03	$(0.01)
Diluted	$0.03	$(0.01)

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

($ in millions)	Three Months Ended October 2, 2021	Three Months Ended September 26, 2020
Net income (loss)	$4.7	$(0.7)
Other comprehensive income, net of tax:
Interest rate swaps:
Change in fair value, net of tax	(0.2)	(0.3)
Reclassification adjustment, net of tax	1.3	0.7
Foreign currency translation adjustment, net of tax	(0.4)	—
Other comprehensive income	0.7	0.4
Total comprehensive income (loss)	$5.4	$(0.3)

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Shareholders’
(In millions)	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance as of June 27, 2020	131.3	$1.3	$1,703.0	$(10.3)	$316.6	$2,010.6
Net loss	—	—	—	—	(0.7)	(0.7)
Interest rate swaps	—	—	—	0.4	—	0.4
Issuance of common stock under stock-based compensation plans	0.4	—	(1.7)	—	—	(1.7)
Issuance of common stock under employee stock purchase plan	0.3	—	7.8	—	—	7.8
Stock-based compensation expense	—	—	4.3	—	—	4.3
Balance as of September 26, 2020	132.0	1.3	1,713.4	(9.9)	315.9	2,020.7

Balance as of July 3, 2021	132.5	1.3	1,752.8	(5.3)	357.3	2,106.1
Net income	—	—	—	—	4.7	4.7
Interest rate swaps	—	—	—	1.1	—	1.1
Foreign currency translation adjustment	—	—	—	(0.4)	—	(0.4)
Issuance of common stock under stock-based compensation plans	0.4	—	(4.9)	—	—	(4.9)
Conversion of Core-Mark shares of common stock	19.9	0.2	998.6	—	—	998.8
Conversion of Core-Mark stock-based compensation (1)	—	—	9.2	—	—	9.2
Stock-based compensation expense	—	—	8.9	—	—	8.9
Balance as of October 2, 2021	152.8	1.5	2,764.6	(4.6)	362.0	3,123.5

(1) Represents the portion of replacement stock-based compensation awards that relates to pre-combination vesting.

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

($ in millions)	Three Months Ended October 2, 2021	Three Months Ended September 26, 2020
Cash flows from operating activities:
Net income (loss)	$4.7	$(0.7)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation	57.0	52.8
Amortization of intangible assets	41.7	29.3
Amortization of deferred financing costs	2.2	3.6
Provision for losses on accounts receivables	0.2	(2.0)
Change in LIFO reserve	11.3	(8.7)
Stock compensation expense	10.0	4.7
Deferred income tax (benefit) expense	(0.3)	5.5
Loss on extinguishment of debt	3.2	—
Other non-cash activities	(0.5)	(3.1)
Changes in operating assets and liabilities, net
Accounts receivable	(77.3)	(23.6)
Inventories	26.1	34.2
Income taxes receivable	0.5	(7.5)
Prepaid expenses and other assets	10.2	(15.1)
Trade accounts payable and outstanding checks in excess of deposits	21.2	(155.3)
Accrued expenses and other liabilities	(78.4)	(46.1)
Net cash provided by (used in) operating activities	31.8	(132.0)
Cash flows from investing activities:
Purchases of property, plant and equipment	(24.4)	(40.8)
Net cash paid for acquisitions	(1,382.6)	—
Proceeds from sale of property, plant and equipment	0.4	6.1
Net cash used in investing activities	(1,406.6)	(34.7)
Cash flows from financing activities:
Net borrowings under ABL Facility	786.9	301.0
Borrowing of Notes due 2029	1,000.0	—
Repayment of Notes due 2024	(350.0)	—
Cash paid for debt issuance, extinguishment and modifications	(21.5)	—
Payments under finance lease obligations	(15.0)	(8.0)
Payments on financed property, plant and equipment	(0.1)	(0.3)
Cash paid for acquisitions	(0.6)	(135.6)
Proceeds from employee stock purchase plan	—	7.8
Proceeds from exercise of stock options	1.5	2.5
Cash paid for shares withheld to cover taxes	(6.4)	(4.2)
Net cash provided by financing activities	1,394.8	163.2
Net increase (decrease) in cash and restricted cash	20.0	(3.5)
Cash and restricted cash, beginning of period	22.2	431.8
Cash and restricted cash, end of period	$42.2	$428.3

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

(In millions)	As of October 2, 2021	As of July 3, 2021
Cash	$35.1	$11.1
Restricted cash(1)	7.1	11.1
Total cash and restricted cash	$42.2	$22.2

(1)	Restricted cash represents the amounts required by insurers to collateralize a part of the deductibles for the Company’s workers’ compensation and liability claims.

Supplemental disclosures of non-cash transactions are as follows:

(In millions)	Three Months Ended October 2, 2021	Three Months Ended September 26, 2020
Debt assumed through finance lease obligations	$35.7	$28.9
Purchases of property, plant and equipment, financed	—	0.2
Non-cash issuance of PFG stock in exchange for Core-Mark stock	1,008.0	—

Supplemental disclosures of cash flow information are as follows:

(In millions)	Three Months Ended October 2, 2021	Three Months Ended September 26, 2020
Cash paid during the year for:
Interest	$11.8	$10.8
Income tax payments, net	0.6	0.7

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Summary of Business Activities

Business Overview

Performance Food Group Company, through its subsidiaries, markets and distributes primarily national and company-branded food and food-related products to customer locations across the United States and Canada. The Company serves both of the major customer types in the restaurant industry: (i) independent customers, and (ii) multi-unit, or “Chain” customers, which include some of the most recognizable family and casual dining restaurant chains, as well as schools, business and industry locations, healthcare facilities, and retail establishments. The Company also specializes in distributing candy, snacks, beverages, cigarettes, other tobacco products, health and beauty care products and other items within the United States and Canada to vending distributors, big box retailers, theaters, convenience stores, drug stores, grocery stores, liquor stores, travel providers, and hospitality providers.

On September 1, 2021 Performance Food Group Company completed the acquisition of Core-Mark. As a result, the Company expanded its convenience business within the Vistar segment, which now includes operations in Canada. Refer to Note 5. Business Combinations for additional details regarding the acquisition of Core-Mark.

2.	Summary of Significant Accounting Policies and Estimates

Basis of Presentation

The consolidated financial statements have been prepared by the Company, without audit, with the exception of the July 3, 2021 consolidated balance sheet, which was derived from the audited consolidated financial statements included in the Form 10-K. The financial statements include consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive income, consolidated statements of shareholders’ equity, and consolidated statements of cash flows. In the opinion of management, all adjustments, which consist of normal recurring adjustments, except as otherwise disclosed, necessary to present fairly the financial position, results of operations, comprehensive income, shareholders’ equity, and cash flows for all periods presented have been made.

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. The most significant estimates used by management are related to the accounting for the allowance for doubtful accounts, reserve for inventories, impairment testing of goodwill and other intangible assets, acquisition accounting, reserves for claims and recoveries under insurance programs, vendor rebates and other promotional incentives, bonus accruals, depreciation, amortization, determination of useful lives of tangible and intangible assets, leases and income taxes. Actual results could differ from these estimates.

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

Foreign Currency Translation

As a result of the Core-Mark acquisition on September 1, 2021, PFG now has operations in Canada. The operating assets and liabilities of the Company’s Canadian operations, whose functional currency is the Canadian dollar, are translated to U.S. dollars at exchange rates in effect at period-end. Translation gains and losses are recorded in Accumulated Other Comprehensive Income (“AOCI”) as a component of stockholders’ equity. Revenue and expenses from Canadian operations are translated using the monthly average exchange rates in effect during the period in which the transactions occur. The Company also recognizes gains or losses on foreign currency exchange transactions between its Canadian and U.S. operations, net of applicable income taxes, in the consolidated statements of operations. The Company currently does not hedge Canadian foreign currency cash flows.

3.	Recently Issued Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The update simplifies the accounting for income taxes by removing certain exceptions for intra-period tax allocations, the recognition of deferred tax liabilities after a foreign subsidiary transitions to or from equity method accounting, and the methodology of calculating income taxes in an interim period with year-to-date losses. Additionally, the guidance provides additional clarification on other areas, including step-up of the tax basis of goodwill recorded as part of an acquisition and the treatment of franchise taxes that are partially based on income. This pronouncement is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. Companies are required to apply the standard on a prospective basis, except for certain sections of the guidance which shall be applied on a retrospective or modified retrospective basis. The Company adopted this new ASU in the first quarter of fiscal 2022 and concluded that this ASU does not have a material impact on the Company's consolidated financial statements.

4.	Revenue Recognition

The Company markets and distributes primarily national and company-branded food and food-related products to customer locations in the United States and Canada. The Foodservice segment supplies a “broad line” of products to its customers, including the Company’s performance brands and custom-cut meats and seafood, as well as products that are specific to each customer’s menu requirements. Vistar distributes candy, snacks, beverages, cigarettes, other tobacco products and other products to various customer channels. The Company disaggregates revenue by product offerings and determined that disaggregating revenue at the segment level achieves the disclosure objective to depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. Refer to Note 14. Segment Information for external revenue by reportable segment.

The Company has customer contracts in which incentives are paid upfront to certain customers. These payments have become industry practice and are not related to financing the customer’s business, nor are they associated with any distinct good or service to be received from the customer. These incentive payments are capitalized and amortized over the life of the contract or the expected life of the customer relationship on a straight-line basis. The Company’s contract asset for these incentives totaled $20.8 million and $19.9 million as of October 2, 2021 and July 3, 2021, respectively.

5.	Business Combinations

During the first quarter of fiscal 2022, the Company made one acquisition in a cash and stock transaction valued at $2.4 billion. There were no acquisitions in the first quarter of fiscal 2021.

On September 1, 2021, the Company acquired Core-Mark in a transaction valued at $2.4 billion, net of cash received. Under the terms of the transaction, Core-Mark shareholders received $23.875 per share in cash and 0.44 shares of the Company’s stock for each Core-Mark share outstanding as of August 31, 2021. The following table summarizes the purchase price for the acquisition:

(In millions, except shares, cash per share, exchange ratio, and closing price)
Core-Mark shares outstanding at August 31, 2021	45,201,975
Cash consideration (per Core-Mark share)	$23.875
Cash portion of purchase price	$1,079.2
Core-Mark shares outstanding at August 31, 2021	45,201,975
Exchange ratio (per Core-Mark share)	0.44
Total PFGC common shares issued	19,888,869
Closing price of PFGC common stock on August 31, 2021	$50.22
Equity issued	$998.8
Equity compensation (1)	$9.2
Total equity portion of purchase price	$1,008.0
Debt assumed, net of cash	$303.4
Total purchase price	$2,390.6

(1)	Represents the portion of replacement share-based payment awards that relates to pre-combination vesting.

The $1.1 billion cash portion of the acquisition was financed using borrowings from the ABL Facility (as defined in Note 6. Debt). The Core-Mark acquisition strengthens the Company’s business diversification and expands its presence in the convenience store channel. The Core-Mark acquisition is reported in the Vistar segment.

Assets acquired and liabilities assumed are recognized at their respective fair values as of the acquisition date. The following table summarizes the preliminary purchase price allocation for each major class of assets acquired and liabilities assumed for the fiscal 2022 acquisition:

(In millions)	Fiscal 2022
Net working capital	$982.5
Goodwill	865.9
Intangible assets with definite lives:
Customer relationships	370.0
Trade names	140.0
Technology	7.0
Property, plant and equipment	387.4
Operating lease right-of-use assets	218.8
Other assets	20.9
Deferred tax liabilities	(235.7)
Finance lease obligations	(102.1)
Operating lease obligations	(217.6)
Other liabilities	(46.5)
Total purchase price	$2,390.6

Intangible assets consist primarily of customer relationships, trade names, and technology with useful lives of 11 years, 5 years, and 5 years, respectively, and a total weighted-average useful life of 9.3 years. The excess of the estimated fair value of assets acquired and the liabilities assumed over consideration paid was recorded as $865.9 million of goodwill on the acquisition date. The goodwill reflects the value to the Company associated with the expansion of geographic reach and scale of our distribution footprint and enhancements to the Company’s customer base. The Company is in the process of determining the amount of goodwill that is deductible for income tax purposes.

The net sales and net income related to Core-Mark recorded in the Company’s Consolidated Statements of Operations since the acquisition date of September 1, 2021 are $1.6 billion and $1.0 million, respectively.

The following table summarizes the unaudited pro-forma consolidated financial information of the Company as if the acquisition had occurred on June 28, 2020.

	Three Months Ended
(in millions)	October 2, 2021	September 26, 2020
Net sales	$13,464.6	$11,549.4
Net income (loss)	37.2	(50.6)

These pro-forma results include nonrecurring pro-forma adjustments related to acquisition costs incurred, including the amortization of the step up in fair value of inventory acquired. The pro-forma net income for the three months ended September 26, 2020 includes $55.8 million, after-tax, of acquisition costs assuming the acquisition had occurred on June 28, 2020. The recurring pro-forma adjustments include estimates of interest expense for the Notes due 2029 and estimates of depreciation and amortization associated with fair value adjustments for property, plant and equipment and intangible assets acquired.

These unaudited pro-forma results do not necessarily represent financial results that would have been achieved had the acquisition actually occurred on June 28, 2020 or future consolidated results of operations of the Company.

The acquisition of Eby-Brown Company LLC (“Eby-Brown”) in fiscal 2019 included contingent consideration, including earnout payments in the event certain operating results are achieved during a defined post-closing period. In the first quarter of fiscal 2021, the Company paid the first earnout payment of $185.6 million, which included $68.3 million as a financing activity cash outflow and $117.3 million as an operating activity cash outflow in the consolidated statement of cash flows for the three months ended September 26, 2020. As of October 2, 2021 the Company has accrued $7.0 million related to additional earnout payments. Earnout liabilities are measured using unobservable inputs that are considered a Level 3 measurement.

6.	Debt

The Company is a holding company and conducts its operations through its subsidiaries, which have incurred or guaranteed indebtedness as described below.

Debt consisted of the following:

(In millions)	As of October 2, 2021	As of July 3, 2021
ABL Facility	$1,373.2	$586.3
5.500% Notes due 2024	-	350.0
6.875% Notes due 2025	275.0	275.0
5.500% Notes due 2027	1,060.0	1,060.0
4.250% Notes due 2029	1,000.0	-
Less: Original issue discount and deferred financing costs	(38.5)	(30.8)
Long-term debt	3,669.7	2,240.5
Less: current installments	-	-
Total debt, excluding current installments	$3,669.7	$2,240.5

Credit Agreement

PFGC, Inc. (“PFGC”), a wholly-owned subsidiary of the Company, was a party to the Fourth Amended and Restated Credit Agreement dated December 30, 2019 (as amended by the First Amendment to Fourth Amended and Restated Credit Agreement dated as of April 29, 2020, and the Second Amendment to Fourth Amended and Restated Credit Agreement dated as of May 15, 2020, the “Prior Credit Agreement”). The Prior Credit Agreement had an aggregate principal amount of $3.0 billion under the revolving loan facility and was scheduled to mature on December 30, 2024.

On September 17, 2021, PFGC and Performance Food Group, Inc. entered into the Fifth Amended and Restated Credit Agreement (the “ABL Facility”) with Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent, and the other lenders party thereto, which amends the Prior Credit Agreement. The ABL Facility, among other things, (i) increases the aggregate principal amount available under the revolving loan facility from $3.0 billion under the Prior Credit Agreement to $4.0 billion under the ABL Facility, (ii) extends the stated maturity date from December 30, 2024 under the Prior Credit Agreement to September 17, 2026 under the ABL Facility, and (iii) includes an alternative reference rate, which provides mechanisms for the use of the Secured Overnight Financing Rate as a replacement rate upon a LIBOR cessation event.

 Performance Food Group, Inc., a wholly-owned subsidiary of PFGC, is the lead borrower under the ABL Facility, which is jointly and severally guaranteed by, and secured by the majority of the assets of, PFGC and all material domestic direct and indirect wholly-owned subsidiaries of PFGC (other than the captive insurance subsidiary and other excluded subsidiaries). Availability for loans and letters of credit under the ABL Facility is governed by a borrowing base, determined by the application of specified advance rates against eligible assets, including trade accounts receivable, inventory, owned real properties, and owned transportation equipment. The borrowing base is reduced quarterly by a cumulative fraction of the real properties and transportation equipment values. Advances on accounts receivable and inventory are subject to change based on periodic commercial finance examinations and appraisals, and the real property and transportation equipment values included in the borrowing base are subject to change based on periodic appraisals. Audits and appraisals are conducted at the direction of the administrative agent for the benefit and on behalf of all lenders.

Borrowings under the ABL Facility bear interest, at Performance Food Group, Inc.’s option, at (a) the Base Rate (defined as the greater of (i) the Federal Funds Rate in effect on such date plus 0.5%, (ii) the Prime Rate on such day, or (iii) one month LIBOR plus 1.0%) plus a spread or (b) LIBOR plus a spread. The ABL Facility also provides for an unused commitment fee rate of 0.25% per annum.

The following table summarizes outstanding borrowings, availability, and the average interest rate under the Prior Credit Agreement and the ABL Facility:
(Dollars in millions)	As of October 2, 2021	As of July 3, 2021
Aggregate borrowings	$1,373.2	$586.3
Letters of credit under ABL Facility	200.8	161.7
Excess availability, net of lenders’ reserves of $107.5 and $55.1	2,426.0	2,252.0
Average interest rate	1.59%	2.32%

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

Initially the Company expected to use the proceeds from the Notes due 2029 to finance the cash consideration payable in connection with the Core-Mark acquisition, to redeem the 5.500% Notes due 2024, and to pay the fees, expenses, and other transaction costs incurred in connection with the Notes due 2029. However, since there was no requirement to hold the funds in escrow until the Core-Mark Acquisition closed, a portion of the net proceeds from the Notes due 2029 were used to pay down the outstanding balance of the Prior Credit Agreement on July 26, 2021. The Notes due 2024 were redeemed in full on July 27, 2021. The Company then funded the cash consideration for the Core-Mark Acquisition with borrowings under the Prior Credit Agreement.

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

Senior Notes due 2024

On May 17, 2016, Performance Food Group, Inc. issued and sold $350.0 million aggregate principal amount of its 5.500% Senior Notes due 2024 (the “Notes due 2024”), pursuant to an indenture dated as of May 17, 2016.  As described above, Performance Food Group, Inc. issued and sold $1.0 billion aggregate principal of its Notes due 2029 and used a portion of the proceeds to redeem the Notes due 2024 in full. A significant portion of this redemption was considered an extinguishment, resulting in a $3.2 million loss on extinguishment of debt within interest expense from the write-off of the pro-rata portion of the unamortized original issue discount and deferred financing costs related to the debt extinguishment. A portion of this redemption was considered a modification in accordance with FASB ASC 470-50, Debt-Modifications and Extinguishments, and as a result, $0.5 million of unamortized deferred financing costs and original issue discount for the Notes due 2024 was deferred as deferred financing costs of the Notes due 2029.

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

Subsidiaries of the Company have entered into numerous operating and finance leases for various warehouses, office facilities, equipment, tractors, and trailers. Our leases have remaining lease terms of 1 year to 19 years, some of which include options to extend the leases for up to 10 years, and some of which include options to terminate the leases within 1 year. Certain full-service fleet lease agreements include variable lease payments associated with usage, which are recorded and paid as incurred. When calculating lease liabilities, lease terms will include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.

Certain of the leases for tractors, trailers, and other vehicles and equipment provide for residual value guarantees to the lessors. Circumstances that would require the subsidiary to perform under the guarantees include either (1) default on the leases with the leased assets being sold for less than the specified residual values in the lease agreements, or (2) decisions not to purchase the assets at the end of the lease terms combined with the sale of the assets, with sales proceeds less than the residual value of the leased assets specified in the lease agreements. Residual value guarantees under these operating lease agreements typically range between 6% and 16% of the value of the leased assets at inception of the lease. These leases have original terms ranging from 5 to 7 years and expiration dates ranging from 2021 to 2027. As of October 2, 2021, the undiscounted maximum amount of potential future payments for lease residual value guarantees totaled approximately $18.7 million, which would be mitigated by the fair value of the leased assets at lease expiration.

The following table presents the location of the right-of-use assets and lease liabilities in the Company’s consolidated balance sheet as of October 2, 2021 and July 3, 2021 (in millions), as well as the weighted-average lease term and discount rate for the Company’s leases:

Leases	Consolidated Balance Sheet Location	As of October 2, 2021	As of July 3, 2021
Assets:
Operating	Operating lease right-of-use assets	$650.8	$438.7
Finance	Property, plant and equipment, net	437.1	294.6
Total lease assets		$1,087.9	$733.3
Liabilities:
Current
Operating	Operating lease obligations—current installments	$105.8	$77.0
Finance	Finance lease obligations—current installments	71.5	48.7
Non-current
Operating	Operating lease obligations, excluding current installments	560.5	378.0
Finance	Finance lease obligations, excluding current installments	355.0	255.0
Total lease liabilities		$1,092.8	$758.7

Weighted average remaining lease term
Operating leases		8.5 years	8.6 years
Finance leases		6.2 years	6.2 years
Weighted average discount rate
Operating leases		3.9%	4.6%
Finance leases		3.9%	4.5%

The following table presents the location of lease costs in the Company’s consolidated statement of operations for the periods reported (in millions):
		Three Months Ended
Lease Cost	Statement of Operations Location	October 2, 2021	September 26, 2020
Finance lease cost:
Amortization of finance lease assets	Operating expenses	$12.9	$7.2
Interest on lease liabilities	Interest expense	3.9	3.0
Total finance lease cost		$16.8	$10.2
Operating lease cost	Operating expenses	29.6	27.8
Short-term lease cost	Operating expenses	10.9	5.1
Total lease cost		$57.3	$43.1

Supplemental cash flow information related to leases for the periods reported are as follows (in millions):

(In millions)	Three Months Ended October 2, 2021	Three Months Ended September 26, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$28.7	$24.6
Operating cash flows from finance leases	3.9	3.0
Financing cash flows from finance leases	15.0	8.0
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	19.7	26.8
Finance leases	35.7	28.9

Future minimum lease payments under non-cancelable leases as of October 2, 2021 are as follows (in millions):

Fiscal Year	Operating Leases	Finance Leases
Remainder of 2022	$102.7	$63.3
2023	122.2	80.9
2024	99.2	79.4
2025	81.1	74.3
2026	67.0	70.5
Thereafter	328.5	113.2
Total future minimum lease payments	$800.7	$481.6
Less: Interest	134.4	55.1
Present value of future minimum lease payments	$666.3	$426.5

As of October 2, 2021, the Company has additional operating and finance leases that have not yet commenced which total $33.3 million in future minimum lease payments. These leases relate primarily to vehicle and warehouse leases and are expected to commence in fiscal 2022 with lease terms of 2 to 10 years.

8.	Fair Value of Financial Instruments

The carrying values of cash, accounts receivable, trade accounts payable and outstanding checks in excess of deposits, and accrued expenses approximate their fair values because of the relatively short maturities of those instruments. The derivative assets and liabilities are recorded at fair value on the balance sheet. The fair value of long-term debt, which has a carrying value of $3,669.7 million and $2,240.5 million, is $3,773.2 million and $2,346.2 million at October 2, 2021 and July 3, 2021, respectively, and is determined by reviewing current market pricing related to comparable debt issued at the time of the balance sheet date and is considered a Level 2 measurement.

9.	Income Taxes

The determination of the Company’s overall effective tax rate requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. The effective tax rate reflects the income earned and taxed in various United States federal, state, and foreign jurisdictions. Tax law changes, increases and decreases in temporary and permanent differences between book and tax items, tax credits, and the Company’s change in income in each jurisdiction all affect the overall effective tax rate. It is the Company’s practice to recognize interest and penalties related to uncertain tax positions in income tax expense.

The Company’s effective tax rate was 14.7% for the three months ended October 2, 2021 and 64.7% for the three months ended September 26, 2020. The effective tax rate varied from the 21% statutory rate primarily due to state taxes, federal credits and other permanent items. The excess tax benefit of exercised and vested stock awards is treated as a discrete item. The effective tax rates for three months ended October 2, 2021 differed from the prior year period due to the decrease of state taxes, non-deductible expenses, and discrete items as a percentage of book income, which was significantly higher than the book income for the same period of fiscal 2021.

As of October 2, 2021 and July 3, 2021, the Company had net deferred tax assets of $265.7 million and $159.2 million, respectively, and deferred tax liabilities of $641.7 million and $299.6 million, respectively. As of October 2, 2021 and July 3, 2021, the Company had established a valuation allowance of $1.3 million and $0.7 million, respectively, net of federal benefit, against deferred tax assets related to certain net operating losses which are not likely to be realized due to limitations on utilization. The change in the deferred tax balances and the valuation allowance relates primarily to the acquisition of Core-Mark’s deferred tax assets and deferred taxes established in purchase accounting. The Company believes that it is more likely than not that the remaining deferred tax assets will be realized.

The Company records a liability for uncertain tax positions in accordance with FASB ASC 740-10-25, Income Taxes – General – Recognition. As of October 2, 2021 and July 3, 2021, the Company had approximately $0.3 million and $0.3 million of unrecognized tax benefits, respectively. The Company does not expect a material decrease in unrecognized tax benefits will occur in the next twelve months.

10.	Commitments and Contingencies

Purchase Obligations

The Company had outstanding contracts and purchase orders of $121.1 million related to capital projects and services including purchases of compressed natural gas for its trucking fleet at October 2, 2021. Amounts due under these contracts were not included on the Company’s consolidated balance sheet as of October 2, 2021.

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

JUUL Labs, Inc. Marketing Sales Practices, and Products Liability Litigation.  In October 2019, a Multidistrict Litigation action (“MDL”) was initiated in order to centralize litigation against JUUL Labs, Inc. (“JUUL”) and other parties in connection with JUUL’s e-cigarettes and related devices and components in the United States District Court for the Northern District of California. On March 11, 2020, counsel for plaintiffs and the Plaintiffs’ Steering Committee filed a Master Complaint in the MDL naming, among several other entities and individuals including JUUL, Altria Group, Inc., Philip Morris USA, Inc., Altria Client Services LLC, Altria Group Distribution Company, Altria Enterprises LLC, certain members of management and/or individual investors in JUUL, various e-liquid manufacturers, and various retailers, including the Company’s subsidiaries Eby-Brown and Core-Mark, as defendants. The Master Complaint also named additional distributors of JUUL products (collectively with Eby-Brown the “Distributor Defendants”). The Master Complaint contains various state law claims and alleges that the Distributor Defendants: (1) failed to disclose JUUL’s nicotine contents or the risks associated; (2) pushed a product designed for a youth market; (3) engaged with JUUL in planning and marketing its product in a manner designed to maximize the flow of JUUL products; (4) met with JUUL management in San Francisco, California to further these business dealings; and (5) received incentives and business development funds for marketing and efficient sales. Individual plaintiffs may also file separate and abbreviated Short Form Complaints (“SFC”) that incorporate the allegations in the Master Complaint. JUUL, and Eby-Brown are parties to a Domestic Wholesale Distribution Agreement dated March 10, 2020, and JUUL has agreed to defend and indemnify Eby-Brown under the terms of that agreement and is paying Eby-Brown’s outside counsel fees directly. In addition, Core-Mark and JUUL have entered into a March 8, 2021 Defense and Indemnity Agreement pursuant to which JUUL has agreed to defend and indemnify Core-Mark, and JUUL is paying Core-Mark’s outside counsel fees directly.

On May 29, 2020, JUUL filed a motion to dismiss on the basis that the alleged state law claims are preempted by federal law and a motion to stay/dismiss the litigation based on the Food and Drug Administration’s (“FDA”) primary jurisdiction to regulate

e-cigarette and related vaping products and pending FDA review of JUUL’s Pre-Market Tobacco Application (“PMTA”). On June 29, 2020, Eby-Brown and Core-Mark, along with the other Distributor Defendants, filed similar motions incorporating JUUL’s arguments. The court denied these motions on October 23, 2020.

The court has also entered an order governing the selection of bellwether plaintiffs and setting key discovery and other deadlines in the litigation. Bellwether trials are test cases generally intended to try a contested issue common to several plaintiffs in mass tort litigation. The results of these proceedings are used to shape the litigation process for the remaining cases and to aid the parties in assessing potential settlement values of the remaining claims. Here, the court authorized a pool of 24 bellwether plaintiffs, with plaintiffs selecting six cases, the combined defendants selecting six cases, and the court selecting 12 cases at random. The court and the parties have completed the bellwether selection process, and the first of four bellwether trials has been set for April 18, 2022, with the remaining three trials set for the third and fourth calendar quarters of 2022. Eby-Brown and Core-Mark have been dismissed from each of the bellwether cases and will not be parties or participants to those trials. The Distributor Defendants and the retailers do, however, remain named defendants in various SFCs that were not selected as bellwether trial plaintiffs. The litigation of those claims is not scheduled to occur until after the bellwether trials conclude. In the meantime, discovery related to the claims in the Master Complaint continues as to the Distributor Defendants.

On September 3, 2020, the Cherokee Nation filed a parallel lawsuit in Oklahoma state court against several entities including JUUL, e-liquid manufacturers, various retailers, and various distributors, including Eby-Brown and Core-Mark, alleging similar claims to the claims at issue in the MDL (the “Oklahoma Litigation”). The defendants in the Oklahoma Litigation attempted to transfer the case into the MDL, but a federal court in Oklahoma remanded the case to Oklahoma state court before the Judicial Panel on Multidistrict Litigation effectuated the transfer of the MDL, which means the Oklahoma Litigation is no longer eligible for transfer to the MDL. The Oklahoma Litigation is in the middle of discovery. Trial is tentatively set to start in or after October 2022. The indemnity JUUL has provided to Eby-Brown and Core-Mark also applies to the Oklahoma Litigation. On March 29, 2021, the Cherokee Nation dismissed Eby-Brown from the Oklahoma Litigation.

At this time, the Company is unable to predict whether FDA will approve JUUL’s PMTA, nor is the Company able to estimate any potential loss or range of loss in the event of an adverse finding against it in the MDL or any subsequent litigation which may occur related to the individual SFCs. The Company will continue to vigorously defend itself.

Merger Litigation. The Company and Core-Mark were subject to litigation arising out of the anticipated acquisition of Core-Mark. On July 6, 2021, Matthew Whitfield, who alleged that he was a shareholder of Core-Mark, filed a civil action in the United States District Court for the Southern District of New York naming as defendants Core-Mark, the individual directors of Core-Mark (together, the “Core-Mark Defendants”), Performance Food Group Company, and two subsidiaries the Company established in connection with its anticipated acquisition of Core-Mark, captioned Whitfield v. Core-Mark Holding Company, Inc. et al., No. 1:21-cv-05803 (the “Whitfield Litigation”).

In addition, related litigation was filed against the Core-Mark Defendants only. On June 28, 2021, Shiva Stein, who alleged that she was a shareholder of Core-Mark, filed a civil action in the United States District Court for the Southern District of New York, captioned Stein v. Core-Mark Holding Company, Inc. et al., No. 1:21-cv-05606 (the “Stein Litigation”). On August 6, 2021, Jose Ram, who alleged that he was a shareholder of Core-Mark, filed a civil action in the United States District Court for the Southern District of New York, captioned Ram v. Core-Mark Holding Company, Inc. et al., No. 1:21-cv-06658 (the “Ram Litigation”). On August 10, 2021, Richard Lawrence, who alleged that he was a shareholder of Core-Mark, filed a civil action in the United States District Court for the District of Delaware, captioned Lawrence v. Core-Mark Holding Company, Inc. et al., No. 1:21-cv-01158 (the “Lawrence Litigation”). On August 11, 2021, Matthew Walker, who alleged that he was a shareholder of Core-Mark, filed a civil action in the United States District Court for the Central District of California, captioned Walker v. Core-Mark Holding Company, Inc. et al., No. 2:21-cv-06469 (the “Walker Litigation”). On August 11, 2021, Jeffrey D. Justice II, who alleged that he was a shareholder of Core-Mark, filed a civil action in the United States District Court for the Eastern District of Pennsylvania, captioned Justice v. Core-Mark Holding Company, Inc. et al., No. 2:21-cv-03584 (the “Justice Litigation”). On August 12, 2021, Brian Jones, who alleged that he was a shareholder of Core-Mark, filed a civil action in the United States District Court for the Central District of California, captioned Jones v. Core-Mark Holding Company, Inc. et al., No. 2:21-cv-06522 (the “Jones Litigation,” and together with the Whitfield Litigation, the Stein Litigation, the Ram Litigation, the Lawrence Litigation, the Walker Litigation and the Justice Litigation, the “Merger Actions”).

The plaintiffs in the Merger Actions alleged that the Registration Statement filed with the Securities and Exchange Commission omitted material information related to the acquisition, namely certain (1) financial projections the Company and Core-Mark performed and the basis for those projections and (2) information regarding the analysis Barclay’s performed on behalf of Core-Mark. The plaintiffs sought to enjoin the consummation of the acquisition and requests that the court order the defendants to issue an amended Registration Statement and declare that the defendants violated certain U.S securities laws. In the event the acquisition is consummated, the plaintiffs sought an award of damages. The Company denied that it or Core-Mark violated any laws in connection with the proposed acquisition and believed that the claims were without merit. However, in order to avoid the risk of the Merger Actions delaying or adversely affecting the acquisition and to minimize the costs, risks and uncertainties inherent in litigation, and without admitting any liability or wrongdoing, Core-Mark and the Company determined that Core-Mark would voluntarily supplement the public disclosures filed in connection with the acquisition in exchange for plaintiffs’ agreement to dismiss all claims in the Merger Actions with prejudice. The parties reached such agreement on August 12, 2021. On August 13, 2021, Core-Mark filed the supplemental disclosures on Form 8-K and Schedule 14A. On August 16, 2021, plaintiff in the Stein Litigation voluntarily dismissed her complaint. On August 19, 2021, plaintiffs in the Whitfield Litigation and the Justice Litigation voluntarily dismissed their complaints. On September 13, 2021, plaintiff in the Ram Litigation voluntarily dismissed his complaint. On October 13, 2021, plaintiffs in the Lawrence Litigation, the Walker Litigation and the Jones Litigation voluntarily dismissed their complaints.

Tax Liabilities

The Company is subject to customary audits by authorities in the jurisdictions where it conducts business in the United States and Canada, which may result in assessments of additional taxes.

11.	Related-Party Transactions

The Company participates in and has an equity method investment in a purchasing alliance that was formed to obtain better pricing, to expand product options, to reduce internal costs, and to achieve greater inventory turnover. The Company’s investment in the purchasing alliance was $7.7 million as of October 2, 2021 and $6.0 million as of July 3, 2021. For the three-month periods ended October 2, 2021 and September 26, 2020, the Company recorded purchases of $465.7 million and $243.7 million, respectively, through the purchasing alliance.

12.	Earnings Per Common Share

Basic earnings per common share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is calculated using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. The Company’s potential common shares include outstanding stock-based compensation awards and expected issuable shares under the employee stock purchase plan. In computing diluted earnings per common share, the average closing stock price for the period is used in determining the number of shares assumed to be purchased with the assumed proceeds under the treasury stock method. Potential common share of 0.3 million for the three months ended October 2, 2021 were not included in computing diluted earnings per common share because the effect would have been antidilutive. For the three months ended September 26, 2020 the diluted loss per common share is the same as basic loss per common share because the inclusion of potential common shares would have been antidilutive.

A reconciliation of the numerators and denominators for the basic and diluted earnings (loss) per common share computations is as follows:

(In millions, except per share amounts)	Three Months Ended October 2, 2021	Three Months Ended September 26, 2020
Numerator:
Net income (loss)	$4.7	$(0.7)
Denominator:
Weighted-average common shares outstanding	139.7	131.7
Dilutive effect of potential common shares	1.5	-
Weighted-average dilutive common shares outstanding	141.2	131.7
Basic earnings (loss) per common share	$0.03	$(0.01)
Diluted earnings (loss) per common share	$0.03	$(0.01)

13.	Stock-Based Compensation

     In connection with the Core-Mark acquisition, the Company assumed the outstanding stock-based compensation awards from Core-Mark’s 2010 Long-Term Incentive Plan and 2019 Long-Term Incentive Plan. On September 1, 2021, each outstanding time-based restricted stock unit (“RSU”) held by a non-employee director of Core-Mark was cancelled and converted into the right to receive 0.44 shares of PFGC common stock (“Exchange Ratio”) and $23.875 in cash, without interest (“Per-Share Cash Amount”). Time-based RSUs held by Core-Mark employees were converted to PFG RSUs based on the prescribed ratio in the merger agreement. The ratio was calculated as the sum of the Exchange Ratio plus the quotient of the Per-Share Cash Amount divided by the volume weighted average sale price of PFGC common stock for the ten full consecutive trading days ending on August 31, 2021 (“Stock Award Exchange Ratio”). Each performance-based restricted stock unit (“PSU”) of Core-Mark was converted into a PFG RSU based on the greater of the actual performance as of the acquisition date or the target performance level multiplied by the Stock Award Exchange Ratio. The pro-rata actual level of performance for the applicable performance metrics were greater than target, therefore, the PSUs were converted based on actual performance. The PFG RSUs granted as a result of the conversion are subject to the same terms and conditions, such as vesting schedule and termination related vesting provisions, as the Core-Mark awards were subject to prior to their conversion.

     On September 1, 2021, the Company granted 614,056 RSUs with a grant date fair value of $49.55 per share. With the assistance of a specialist, the total $30.4 million grant date fair value was bifurcated with $9.2 million recognized as pre-combination vesting within the purchase price as consideration transferred and $21.2 million is post-combination expense to be recognized over the weighted average remaining vesting period of 1.80 years.

14.	Segment Information

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

(In millions)	Foodservice	Vistar	Corporate & All Other	Eliminations	Consolidated
For the three months ended October 2, 2021
Net external sales	$6,357.7	$4,021.0	$7.6	$—	$10,386.3
Inter-segment sales	4.3	0.5	109.2	(114.0)	—
Total sales	6,362.0	4,021.5	116.8	(114.0)	10,386.3
Depreciation and amortization	64.3	28.8	5.6	—	98.7
Capital expenditures	16.3	5.9	2.2	—	24.4
For the three months ended September 26, 2020
Net external sales	$5,034.7	$2,005.8	$6.3	$—	$7,046.8
Inter-segment sales	1.7	0.5	94.6	(96.8)	—
Total sales	5,036.4	2,006.3	100.9	(96.8)	7,046.8
Depreciation and amortization	61.8	11.7	8.6	—	82.1
Capital expenditures	7.1	29.9	3.8	—	40.8

EBITDA for each reportable segment and Corporate & All Other is presented below along with a reconciliation to consolidated income (loss) before taxes.

	Three Months Ended
	October 2, 2021	September 26, 2020
Foodservice EBITDA	$159.9	$156.2
Vistar EBITDA	68.4	11.7
Corporate & All Other EBITDA	(80.1)	(49.0)
Depreciation and amortization	(98.7)	(82.1)
Interest expense	(44.0)	(38.8)
Income (loss) before taxes	$5.5	$(2.0)

Total assets by reportable segment, excluding intercompany receivables between segments, are as follows:

(In millions)	As of October 2, 2021	As of July 3, 2021
Foodservice	$5,823.9	$5,791.7
Vistar	5,463.9	1,759.1
Corporate & All Other	293.9	294.9
Total assets	$11,581.7	$7,845.7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our Company

We market and distribute over 250,000 food and food-related products to customers across the United States and Canada from approximately 139 distribution facilities to over 275,000 customer locations in the “food-away-from-home” industry. We offer our customers a broad assortment of products including our proprietary-branded products, nationally branded products, and products bearing our customers’ brands. Our product assortment ranges from “center-of-the-plate” items (such as beef, pork, poultry, and seafood), frozen foods, and groceries to candy, snacks, beverages, cigarettes, and other tobacco products. We also sell disposables, cleaning and kitchen supplies, and related products used by our customers. In addition to the products we offer to our customers, we provide value-added services by allowing our customers to benefit from our industry knowledge, scale, and expertise in the areas of product selection and procurement, menu development, and operational strategy.

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

On September 1, 2021 Performance Food Group Company completed the acquisition of Core-Mark. As a result, the Company expanded its convenience business within the Vistar segment, which now includes operations in Canada. Refer to Note 5. Business Combinations for additional details regarding the acquisition of Core-Mark.

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

During our first quarter of fiscal 2022, economic and operating conditions for our business improved significantly. As governmental restrictions are eased, consumers are returning to consuming food away from home, traveling, and attending events at entertainment venues. However, the Company and industry may continue to face challenges as the recovery continues, such as availability of product supply, increased product and logistics costs, and access to labor supply. The extent to which these challenges will affect our future financial position, liquidity, and results of operations remains uncertain.

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

Gross Profit

Gross profit is equal to our net sales minus our cost of goods sold. Cost of goods sold primarily includes inventory costs (net of supplier consideration), inbound freight, and remittances of excise tax. Cost of goods sold generally changes as we incur higher or lower costs from our suppliers and as our customer and product mix changes.

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

In addition, our management uses Adjusted EBITDA, defined as net income before interest expense, interest income, income and franchise taxes, and depreciation and amortization, further adjusted to exclude certain items that we do not consider part of our core operating results. Such adjustments include certain unusual, non-cash, non-recurring, cost reduction, and other adjustment items permitted in calculating covenant compliance under our ABL Facility and indentures (other than certain pro forma adjustments permitted under our ABL Facility and indentures governing the Notes due 2025, Notes due 2027, and Notes due 2029 relating to the Adjusted EBITDA contribution of acquired entities or businesses prior to the acquisition date). Under our ABL Facility and indentures, our ability to engage in certain activities such as incurring certain additional indebtedness, making certain investments, and making restricted payments is tied to ratios based on Adjusted EBITDA (as defined in the ABL Facility and indentures). Our definition of Adjusted EBITDA may not be the same as similarly titled measures used by other companies.

Adjusted EBITDA is not defined under GAAP and is subject to important limitations. We believe that the presentation of Adjusted EBITDA is useful to investors because it is frequently used by securities analysts, investors, and other interested parties, including our lenders under the ABL Facility and holders of our Notes due 2025, Notes due 2027, and Notes due 2029 in their evaluation of the operating performance of companies in industries similar to ours. In addition, targets based on Adjusted EBITDA are among the measures we use to evaluate our management’s performance for purposes of determining their compensation under our incentive plans.

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

Results of Operations, EBITDA, and Adjusted EBITDA

The following table sets forth a summary of our results of operations, EBITDA, and Adjusted EBITDA for the periods indicated (in millions, except per share data):

	Three Months Ended
	October 2, 2021	September 26, 2020	Change	%
Net sales	$10,386.3	$7,046.8	$3,339.5	47.4
Cost of goods sold	9,244.0	6,231.3	3,012.7	48.3
Gross profit	1,142.3	815.5	326.8	40.1
Operating expenses	1,094.1	779.7	314.4	40.3
Operating profit	48.2	35.8	12.4	34.6
Other expense, net
Interest expense	44.0	38.8	5.2	13.4
Other, net	(1.3)	(1.0)	(0.3)	30.0
Other expense, net	42.7	37.8	4.9	13.0
Income (loss) before income taxes	5.5	(2.0)	7.5	375.0
Income tax expense (benefit)	0.8	(1.3)	2.1	161.5
Net income (loss)	$4.7	$(0.7)	$5.4	771.4
EBITDA	$148.2	$118.9	$29.3	24.6
Adjusted EBITDA	$183.7	$135.2	$48.5	35.9
Weighted-average common shares outstanding:
Basic	139.7	131.7	8.0	6.1
Diluted	141.2	131.7	9.5	7.2
Earnings (loss) per common share:
Basic	$0.03	$(0.01)	$0.04	400.0
Diluted	$0.03	$(0.01)	$0.04	400.0

We believe that the most directly comparable GAAP measure to EBITDA and Adjusted EBITDA is net income. The following table reconciles EBITDA and Adjusted EBITDA to net income for the periods presented:

	Three Months Ended
	October 2, 2021	September 26, 2020
	(In millions)
Net income (loss)	$4.7	$(0.7)
Interest expense (1)	44.0	38.8
Income tax expense (benefit)	0.8	(1.3)
Depreciation	57.0	52.8
Amortization of intangible assets	41.7	29.3
EBITDA	148.2	118.9
Non-cash items (2)	(0.3)	11.0
Acquisition, integration and reorganization (3)	32.8	4.5
Productivity initiatives and other adjustment items (4)	3.0	0.8
Adjusted EBITDA	$183.7	$135.2

(1)	Includes a $3.2 million loss on extinguishment of debt for the first quarter of fiscal 2022 related to the early redemption of the Notes due 2024.
(2)

Includes adjustments for non-cash charges arising from stock-based compensation and gain/loss on disposal of assets. Stock-based compensation expense was $10.0 million for the first quarter of fiscal 2022 and $4.7 million in the first quarter of fiscal 2021. In addition, this includes an increase in the last-in-first-out (“LIFO”) reserve of $5.7 million for Foodservice and a decrease of $17.0 million for Vistar for the first quarter of fiscal 2022 compared to increases of $5.1 million for Foodservice and $3.6 for Vistar for the first quarter of fiscal 2021.

(3)	Includes professional fees and other costs related to completed and abandoned acquisitions, costs of integrating certain of our facilities, and facility closing costs.
(4)

Consists primarily of amounts related to fuel collar derivatives, certain financing transactions, lease amendments, legal settlements, franchise tax expense, insurance proceeds, and other adjustments permitted by our ABL Facility.

Consolidated Results of Operations

Three months ended October 2, 2021 compared to the three months ended September 26, 2020

Net Sales

Net sales growth is a function of case growth, pricing (which is primarily based on product inflation/deflation), and a changing mix of customers, channels, and product categories sold. Net sales increased $3,339.5 million, or 47.4%, from $7,046.8 million, including $305.3 million of excise taxes in the first three months of fiscal 2021 to $10,386.3 million, including $586.0 million of excise taxes for the first three months of fiscal 2022. Net sales for the first three months of fiscal 2022 includes $2,081.5 million of sales of cigarettes as compared to $1,056.4 million for the prior year period.

The increase in net sales was primarily attributable to the acquisition of Core-Mark on September 1, 2021, which contributed $1,572.3 million of net sales since the acquisition date. The increase in net sales was also driven by growth in cases sold due to the declining effects of COVID-19 on the restaurant industry, and an increase in selling price per case as a result of inflation. Overall food cost inflation was approximately 11.1% for first three months of fiscal 2022. Total case volume increased approximately 27% in the first three months of fiscal 2022 compared to the first three months of fiscal 2021. Excluding Core-Mark, organic case volume increased 17.8% in the first three months of fiscal 2022 compared to the first three months of fiscal 2021.

Gross Profit

Gross profit increased $326.8 million, or 40.1%, for the first three months of fiscal 2022 compared to the first three months of fiscal 2021. The increase in gross profit was primarily driven by the acquisition of Core-Mark. The Core-Mark acquisition contributed gross profit of $89.1 million since the acquisition date, which included $8.8 million of amortization of the step up in fair value of inventory acquired. Also, gross profit increased due to case growth in Foodservice and an increase in the gross profit per case driven by growth in the independent channel. Independent customers typically receive more services from us, cost more to serve, and pay a higher gross profit per case than other customers.

Operating Expenses

Operating expenses increased $314.4 million, or 40.3%, for the first three months of fiscal 2022 compared to the first three months of fiscal 2021. The increase in operating expenses was primarily driven by the acquisition of Core-Mark. Core-Mark contributed $78.4 million of operating expenses, excluding depreciation and amortization, since the acquisition date. Operating expenses also increased as a result of an increase in case volume and the resulting impact on variable operational and selling expenses, as well as an increase in personnel expenses. In the first three months of fiscal 2022, there was a $52.3 million increase in temporary contract labor costs, including travel expenses associated with the contract workers, compared to the prior year period as a result of the current labor market’s impact on the Company’s ability to hire and retain qualified labor. Additionally, operating expenses increased as a result of an increase in professional fees of $20.7 million related to the Core-Mark acquisition and fuel expense of $15.2 million due to higher fuel prices for the first three months of fiscal 2022 compared to the prior year period.

Depreciation and amortization of intangible assets increased from $82.1 million in the first three months of fiscal 2021 to $98.7 million in the first three months of fiscal 2022. Depreciation of fixed assets and amortization of intangible assets increased as a result of the Core-Mark acquisition, partially offset by accelerated amortization of certain customer relationships and abandoned information technology projects in the prior year.

Net Income

The Company reported net income of $4.7 million for the first three months of fiscal 2022 compared to a net loss of $0.7 million for the first three months of fiscal 2021. This increase in net income was attributable to the $12.4 million increase in operating profit, partially offset by increases in interest expense and income tax expense. The increase in interest expense was primarily the result of an increase in average borrowings outstanding during the first quarter of fiscal 2022 related to financing the acquisition of Core-Mark compared to the prior year period.

The Company reported income tax expense of $0.8 million for the first three months of fiscal 2022 compared to an income tax benefit of $1.3 million the first three months of fiscal 2021. The Company’s effective tax rate for the three months ended October 2, 2021 was 14.7% compared to 64.7% for the three months ended September 26, 2020. The effective tax rate for the first three months of fiscal 2022 decreased from the prior year period primarily due to state taxes, stock compensation, and discrete items as a percentage of book income, which was higher than the book income for the prior year period.

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

The following tables set forth net sales and EBITDA by segment for the periods indicated (dollars in millions):

Net Sales

	Three Months Ended
	October 2, 2021	September 26, 2020	Change	%
Foodservice	$6,362.0	$5,036.4	$1,325.6	26.3
Vistar	4,021.5	2,006.3	2,015.2	100.4
Corporate & All Other	116.8	100.9	15.9	15.8
Intersegment Eliminations	(114.0)	(96.8)	(17.2)	(17.8)
Total net sales	$10,386.3	$7,046.8	$3,339.5	47.4

EBITDA

	Three Months Ended
	October 2, 2021	September 26, 2020	Change	%
Foodservice	$159.9	$156.2	$3.7	2.4
Vistar	68.4	11.7	56.7	484.6
Corporate & All Other	(80.1)	(49.0)	(31.1)	(63.5)
Total EBITDA	$148.2	$118.9	$29.3	24.6

Segment Results—Foodservice

Three months ended October 2, 2021 compared to the three months ended September 26, 2020

Net Sales

Net sales for Foodservice increased $1,325.6 million, or 26.3%, from the first three months of fiscal 2021 to the first three months of fiscal 2022. This increase in net sales was driven by growth in cases sold due to the declining effects of COVID-19 on the restaurant industry, and an increase in selling price per case as a result of inflation. Overall food cost inflation was approximately 14.3% for first three months of fiscal 2022, which was driven primarily by price increases for disposable items and center-of-the plate items such as meat, poultry, and seafood. Securing new and expanding business with independent customers resulted in independent case growth of approximately 21.2% in the first three months of fiscal 2022 compared to the prior year period. For the quarter, independent sales as a percentage of total Foodservice segment sales were 39.2%.

EBITDA

EBITDA for Foodservice increased $3.7 million, or 2.4%, from the first three months of fiscal 2021 to the first three months of fiscal 2022. This increase was the result of an increase in gross profit, partially offset by an increase in operating expenses excluding depreciation and amortization. Gross profit increased 22.7% in the first three months of fiscal 2022, compared to the prior year period, driven by an increase in the gross profit per case, as well as an increase in cases sold. The increase in gross profit per case was driven by a favorable shift in the mix of cases sold to independent customers, including more Performance Brands products sold to our independent customers. Cases sold to independent businesses result in higher gross margins within this segment.

Operating expenses excluding depreciation and amortization for Foodservice increased by $146.7 million, or 28.9%, from the first three months of fiscal 2021 to the first three months of fiscal 2022. Operating expenses increased primarily as a result of an increase in case volume and the resulting impact on variable operational and selling expenses, as well as an increase in personnel expenses. The increase in personnel expenses includes a $47.5 million increase in temporary contract labor costs, including travel expenses associated with the contract workers, compared to the prior year period as a result of the current labor market’s impact on the Company’s ability to hire and retain qualified labor. Operating expenses also increased due to a $10.0 million increase in fuel expense due to higher fuel prices for the first three months of fiscal 2022 as compared to the prior year period.

Depreciation and amortization of intangible assets recorded in this segment increased from $61.8 million in the first three months of fiscal 2021 to $64.3 million in the first three months of fiscal 2022. This increase was the result of the accelerated amortization of certain customer relationships.

Segment Results—Vistar

Three months ended October 2, 2021 compared to the three months ended September 26, 2020

Net Sales

Net sales for Vistar increased $2,015.2 million, or 100.4%, from $2,006.3 million, which includes $305.3 million of excise taxes, for the first three months of fiscal 2021 to $4,021.5 million, which includes $586.0 million excise taxes, for the first three months of fiscal 2022. Net sales for the first three months of fiscal 2022 includes $2,081.5 million of sales of cigarettes as compared to $1,056.4 million for the prior year period. The increase in net sales was driven primarily by the Core-Mark acquisition as well as the improving economic conditions following the COVID-19 pandemic. The Core-Mark acquisition contributed $1,572.3 million of net sales since the acquisition date, which includes $283.1 million related to tobacco excise taxes. Case volume in the channels significantly impacted by the COVID-19 pandemic is gradually improving. The vending, theater, office coffee service, hospitality, and travel channels all experienced case volume growth in the first three months of fiscal 2022 compared to the prior year period.

EBITDA

EBITDA for Vistar increased $56.7 million, or 484.6%, from the first three months of fiscal 2021 to the first three months of fiscal 2022. This increase was the result of an increase in gross profit, partially offset by an increase in operating expenses excluding depreciation and amortization. Gross profit increased $175.6 million, or 120.3%, for the first three months of fiscal 2022 compared to the first three months of fiscal 2021. Core-Mark contributed gross profit of $89.1 million since the acquisition date, which included $8.8 million of amortization of the step up in fair value of inventory acquired. Additionally, there was an increase in procurement gains, as well as a favorable shift in the channel mix that impacted this segment. Gross profit as a percentage of net sales increased from 7.3% for the first quarter of fiscal 2021 to 8.0% for the first quarter of fiscal 2022 as a result of the favorable shift in channel mix.

Operating expenses excluding depreciation and amortization for Vistar increased $118.5 million, or 88.1%, for the first three months of fiscal 2022 compared to the prior year period. Operating expenses increased primarily as a result of the acquisition of Core-Mark, which contributed an additional $77.3 million of operating expenses since the acquisition date. Operating expenses also increased as a result of the increase in case volume described above and the resulting impact on variable operational and selling expenses, along with increases in personnel expense and fuel expense, due to higher fuel prices for the first three months of fiscal 2022 as compared to the prior year period.

Depreciation and amortization of intangible assets recorded in this segment increased from $11.7 million in the first three months of fiscal 2021 to $28.8 million in the first three months of fiscal 2022. Depreciation of fixed assets and amortization of intangible assets increased as a result of the Core-Mark acquisition. Total depreciation and amortization related to the acquisition of Core-Mark was $11.3 million since the acquisition date. The remaining increase was the result of the accelerated amortization of certain trade names and recent capital outlays for transportation and warehouse equipment, warehouse expansion, and information technology.

Segment Results—Corporate & All Other

Three months ended October 2, 2021 compared to the three months ended September 26, 2020

Net Sales

Net sales for Corporate & All Other increased $15.9 million from the first three months of fiscal 2021 to the first three months of fiscal 2022. The increase was primarily attributable to an increase in logistics services provided to our other segments for increased case volume.

EBITDA

EBITDA for Corporate & All Other was a negative $80.1 million for the first three months of fiscal 2022 compared to a negative $49.0 million for the first three months of fiscal 2021. The decline in EBITDA was primarily driven by an increase in professional fees of $21.3 million related to recent acquisitions, an increase in stock-based compensation expense of $5.3 million, and the additional corporate operating expenses, excluding depreciation and amortization, of $1.1 million associated with the acquisition of Core-Mark.

Depreciation and amortization of intangible assets recorded in this segment decreased from $8.6 million in the first three months of fiscal 2021 to $5.6 million in the first three months of fiscal 2022 as a result of accelerated depreciation for abandoned information technology projects in the prior year.

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

Our cash requirements over the next 12 months and beyond relate to our long-term debt and associated interest payments, operating and finance leases, and purchase obligations. For information regarding the Company’s expected cash requirements related to long-term debt and operating and finance leases, see Note 6. Debt and Note 7. Leases, respectively, of the consolidated financial statements. As of October 2, 2021, the Company had total purchase obligations of $121.1 million, which includes agreements for purchases related to capital projects and services in the normal course of business, for which all significant terms have been confirmed, as well as a minimum amount due for various Company meetings and conferences. Purchase obligations also include amounts committed to various capital projects in process or scheduled to be completed in the coming fiscal years. As of October 2, 2021, the Company had commitments of $83.1 million for capital projects related to warehouse expansion and improvements and warehouse equipment. The Company anticipates using cash flows from operations or borrowings under the ABL Facility to fulfill these commitments. Amounts due under these agreements were not included in the Company’s consolidated balance sheet as of October 2, 2021.

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

We believe that our cash flows from operations and available borrowing capacity will be sufficient both to meet our anticipated cash requirements over at least the next 12 months and to maintain sufficient liquidity for normal operating purposes and to fund capital expenditures.

As of October 2, 2021, our cash balance totaled $42.2 million, including restricted cash of $7.1 million, as compared to a cash balance totaling $22.2 million, including restricted cash of $11.1 million, at July 3, 2021.

Three months ended October 2, 2021 compared to the three months ended September 26, 2020

Operating Activities

During the first three months of fiscal 2022 and first three months of fiscal 2021, our operating activities provided cash flow of $31.8 million and used cash flow of $132.0 million, respectively. The increase in cash flows provided by operating activities in the first three months of fiscal 2022 compared to the first three months of fiscal 2021 was largely driven by the prior year payment of $117.3 million of contingent consideration related to the acquisition of Eby-Brown Company LLC and improvements in working capital.

Investing Activities

Cash used in investing activities totaled $1,406.6 million in the first three months of fiscal 2022 compared to $34.7 million in the first three months of fiscal 2021. These investments consisted primarily of cash paid for the acquisition of Core-Mark of $1,382.6 million for the first three months of fiscal 2022 with no acquisitions in the prior year period, and capital purchases of property, plant, and equipment of $24.4 million and $40.8 million for the first three months of fiscal 2022 and the first three months of fiscal 2021, respectively. For the first three months of fiscal 2022, purchases of property, plant, and equipment primarily consisted of outlays for information technology, warehouse equipment, warehouse expansions and improvements, and transportation equipment. The following table presents the capital purchases of property, plant, and equipment by segment:

	Quarter Ended
(Dollars in millions)	October 2, 2021	September 26, 2020
Foodservice	$16.3	$7.1
Vistar	5.9	29.9
Corporate & All Other	2.2	3.8
Total capital purchases of property, plant and equipment	$24.4	$40.8

Financing Activities

During the first three months of fiscal 2022, our financing activities provided cash flow of $1,394.8 million, which consisted primarily of $1.0 billion in cash received from the issuance and sale of the Notes due 2029 and $786.9 million in net borrowings under our Prior Credit Agreement and ABL Facility, partially offset by $350.0 million in cash used for the repayment of the Notes due 2024.

During the first three months of fiscal 2021, our financing activities provided cash flow of $163.2 million, which consisted primarily of $301.0 million in net borrowings under our Prior Credit Agreement, partially offset by $135.6 million in payments related to acquisitions.

The following describes our financing arrangements as of October 2, 2021:

Credit Facility: PFGC, Inc. (“PFGC”), a wholly-owned subsidiary of the Company, was a party to the Fourth Amended and Restated Credit Agreement dated December 30, 2019 (as amended by the First Amendment to Fourth Amended and Restated Credit Agreement dated as of April 29, 2020, and the Second Amendment to Fourth Amended and Restated Credit Agreement dated as of May 15, 2020, the “Prior Credit Agreement”). The Prior Credit Agreement had an aggregate principal amount of $3.0 billion under the revolving loan facility and was scheduled to mature on December 20, 2024.

On September 17, 2021, PFGC and Performance Food Group, Inc. entered into the Fifth Amended and Restated Credit Agreement (the “ABL Facility”) with Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent, and the other lenders party thereto, which amends the Prior Credit Agreement. The ABL Facility, among other things, (i) increases the aggregate principal amount available under the revolving loan facility from $3.0 billion under the Prior Credit Agreement to $4.0 billion under the ABL Facility, (ii) extends the stated maturity date from December 30, 2024 under the Prior Credit Agreement to September 17, 2026 under the ABL Facility, and (iii) includes an alternative reference rate, which provides mechanisms for the use of the Secured Overnight Financing Rate as a replacement rate upon a LIBOR cessation event.

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

The following table summarizes outstanding borrowings, availability, and the average interest rate under the Prior Credit Agreement and the ABL Facility:

(Dollars in millions)	As of October 2, 2021	As of July 3, 2021
Aggregate borrowings	$1,373.2	$586.3
Letters of credit under ABL Facility	200.8	161.7
Excess availability, net of lenders’ reserves of $107.5 and $55.1	2,426.0	2,252.0
Average interest rate	1.59%	2.32%

The ABL Facility contains covenants requiring the maintenance of a minimum consolidated fixed charge coverage ratio if excess availability falls below the greater of (i) $320.0 million and (ii) 10% of the lesser of the borrowing base and the revolving credit facility amount for five consecutive business days. The ABL Facility also contains customary restrictive covenants that include, but are not limited to, restrictions on PFGC’s and certain of its subsidiary’s ability to incur additional indebtedness, pay dividends, create liens, make investments or specified payments, and dispose of assets. The ABL Facility provides for customary events of default, including payment defaults and cross-defaults on other material indebtedness. If an event of default occurs and is continuing, amounts due under such agreement may be accelerated and the rights and remedies of the lenders under the ABL Facility may be exercised, including rights with respect to the collateral securing the obligations under such agreement.

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

The proceeds from the Notes due 2027, along with an offering of shares of the Company’s common stock and borrowings under the Prior Credit Agreement, were used to fund the cash consideration for the acquisition of Reinhart Foodservice, L.L.C. and to pay related fees and expenses.

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

Senior Notes due 2029: On July 26, 2021, Performance Food Group, Inc. issued and sold $1.0 billion aggregate principal amount of its Notes due 2029, pursuant to an indenture dated as of July 26, 2021. The Notes due 2029 are jointly and severally guaranteed on a senior unsecured basis by PFGC and all domestic direct and indirect wholly-owned subsidiaries of PFGC (other than captive insurance subsidiaries and other excluded subsidiaries). The Notes due 2029 are not guaranteed by Performance Food Group Company.

The proceeds from the Notes due 2029 were used to pay down the outstanding balance of the Prior Credit Agreement, to redeem the Senior Notes due 2024, and to pay the fees, expenses, and other transaction costs incurred in connection with the Notes due 2029.

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

As of October 2, 2021, the Company was in compliance with all of the covenants under the ABL Facility and the indentures governing the Notes due 2025, the Notes due 2027, and the Notes due 2029.

Total Assets by Segment

Total assets by segment discussed below exclude intercompany receivables between segments.

Total assets for Foodservice increased $334.8 million from $5,489.1 million as of September 26, 2020 to $5,823.9 million as of October 2, 2021. During this time period, this segment increased its inventory, accounts receivable, property, and plant and equipment, partially offset by decreases in intangible assets and operating lease right-of-use assets. Total assets for Foodservice increased $32.2 million from $5,791.7 million as of July 3, 2021 to $5,823.9 million as of October 2, 2021. During this time period, the segment increased its inventory, property, plant and equipment, and operating lease right-of-use assets, partially offset by decreases in intangible assets and accounts receivable.

Total assets for Vistar increased $4,031.1 million from $1,432.8 million as of September 26, 2020 to $5,463.9 million as of October 2, 2021. Total assets for Vistar increased $3,704.8 million from $1,759.1 million as of July 3, 2021 to $5,463.9 million as of October 2, 2021. During both time periods, the segment increased its inventory, goodwill, accounts receivables, intangibles, operating lease right-of-use assets, prepaid and other current assets, and other assets primarily due to the acquisition of Core-Mark.

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

Our market risks consist of interest rate risk and fuel price risk. There have been no material changes to our market risks since July 3, 2021. For a discussion on our exposure to market risk, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risks” in the Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) under the Exchange Act), that occurred during the fiscal quarter ended October 2, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information relating to our purchases of the Company’s common stock during the first quarter of fiscal 2022.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan (in millions)(2)
July 4, 2021—July 31, 2021	—	$-	—	$235.7
August 1, 2021—August 28, 2021	64,010	$44.85	—	$235.7
August 29, 2021—October 2, 2021	78,594	$44.46	—	$235.7
Total	142,604	$44.64	—

(1)

During the first quarter of fiscal 2022, the Company repurchased 142,604 shares of the Company’s common stock via share withholding for payroll tax obligations due from employees in connection with the delivery of shares of the Company’s common stock under our incentive plans.

(2)

On November 13, 2018, the Board of Directors authorized a share repurchase program for up to $250 million of the Company’s outstanding common stock. The share repurchase program does not have an expiration date and may be amended, suspended, discontinued at any time. Repurchases under this program depend upon market place conditions and other factors, including compliance with the covenants under the ABL Facillity and the indentures governing the Notes due 2025, the Notes due 2027 and the Notes due 2029. The share repurchase program remains subject to the discretion of the Board of Directors. On March 23, 2020, the Company discontinued further purchases under the plan and, therefore, no shares were repurchased subsequent to this date. As of October 2, 2021, approximately $235.7 million remained available for additional share repurchases.

 Item 3:Defaults Upon Senior Securities

None

 Item 4:Mine Safety Disclosures

Not applicable

 Item 5:Other Information

None

Item 6:	Exhibits

Exhibit No.	Description

10.1

Fifth Amended and Restated Credit Agreement, dated September 17, 2021, among PFGC, Inc., Performance Food Group, Inc., Wells Fargo, National Association, as Administrative Agent and Collateral Agent, the other borrowers from time to time party thereto, and the other lenders thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37578) filed with the Securities and Exchange Commission on September 20, 2021).

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

PERFORMANCE FOOD GROUP COMPANY (Registrant)

Dated: November 10, 2021	By:	/s/ James D. Hope
	Name:	James D. Hope
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)