Form 10-Q
period 2022-01-01
Performance Food Group Co
filed 2022-02-09
CIK 1618673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 1, 2022

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

154,801,402 shares of common stock were outstanding as of February 2, 2022.

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

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except per share data)	As of January 1, 2022	As of July 3, 2021
ASSETS
Current assets:
Cash	$9.6	$11.1
Accounts receivable, less allowances of $53.3 and $42.6	2,032.7	1,580.0
Inventories, net	3,190.9	1,839.4
Income taxes receivable	72.6	49.6
Prepaid expenses and other current assets	205.2	100.3
Total current assets	5,511.0	3,580.4
Goodwill	2,295.7	1,354.7
Other intangible assets, net	1,289.4	796.4
Property, plant and equipment, net	2,102.0	1,589.6
Operating lease right-of-use assets	644.3	438.7
Restricted cash	7.1	11.1
Other assets	106.9	74.8
Total assets	$11,956.4	$7,845.7
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable and outstanding checks in excess of deposits	2,446.4	1,776.5
Accrued expenses and other current liabilities	760.6	625.0
Finance lease obligations—current installments	74.6	48.7
Operating lease obligations—current installments	111.9	77.0
Total current liabilities	3,393.5	2,527.2
Long-term debt	3,846.8	2,240.5
Deferred income tax liability, net	421.0	140.4
Finance lease obligations, excluding current installments	381.4	255.0
Operating lease obligations, excluding current installments	542.1	378.0
Other long-term liabilities	210.7	198.5
Total liabilities	8,795.5	5,739.6
Commitments and contingencies (Note 10)
Shareholders’ equity:
Common Stock: $0.01 par value per share, 1.0 billion shares authorized, 153.3 million shares issued and outstanding as of January 1, 2022; 132.5 million shares issued and outstanding as of July 3, 2021	1.5	1.3
Additional paid-in capital	2,788.5	1,752.8
Accumulated other comprehensive income (loss), net of tax (expense) benefit of $(0.1) and $1.9	0.5	(5.3)
Retained earnings	370.4	357.3
Total shareholders’ equity	3,160.9	2,106.1
Total liabilities and shareholders’ equity	$11,956.4	$7,845.7

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per share data)	Three Months Ended January 1, 2022	Three Months Ended December 26, 2020	Six Months Ended January 1, 2022	Six Months Ended December 26, 2020
Net sales	$12,838.8	$6,845.2	$23,225.1	$13,892.0
Cost of goods sold	11,560.0	6,034.1	20,804.0	12,265.4
Gross profit	1,278.8	811.1	2,421.1	1,626.6
Operating expenses	1,221.0	750.2	2,315.1	1,529.9
Operating profit	57.8	60.9	106.0	96.7
Other expense, net:
Interest expense	45.2	38.1	89.2	76.9
Other, net	1.2	(2.1)	(0.1)	(3.1)
Other expense, net	46.4	36.0	89.1	73.8
Income before taxes	11.4	24.9	16.9	22.9
Income tax expense	3.0	7.3	3.8	6.0
Net income	$8.4	$17.6	$13.1	$16.9
Weighted-average common shares outstanding:
Basic	152.9	132.0	146.3	131.9
Diluted	154.3	133.2	147.7	132.9
Earnings (loss) per common share:
Basic	$0.05	$0.13	$0.09	$0.13
Diluted	$0.05	$0.13	$0.09	$0.13

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

($ in millions)	Three Months Ended January 1, 2022	Three Months Ended December 26, 2020	Six Months Ended January 1, 2022	Six Months Ended December 26, 2020
Net income	$8.4	$17.6	$13.1	$16.9
Other comprehensive income, net of tax:
Interest rate swaps:
Change in fair value, net of tax	3.3	0.2	3.1	(0.1)
Reclassification adjustment, net of tax	1.4	0.7	2.7	1.4
Foreign currency translation adjustment, net of tax	0.4	—	—	—
Other comprehensive income	5.1	0.9	5.8	1.3
Total comprehensive income	$13.5	$18.5	$18.9	$18.2

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Shareholders’
(In millions)	Shares	Amount	Capital	(Loss) Income	Earnings	Equity
Balance as of September 26, 2020	132.0	$1.3	$1,713.4	$(9.9)	$315.9	$2,020.7
Net Income	—	—	—	—	17.6	17.6
Interest rate swaps	—	—	—	0.9	—	0.9
Issuance of common stock under stock-based compensation plans	—	—	0.7	—	—	0.7
Stock-based compensation expense	—	—	7.0	—	—	7.0
Balance as of December 26, 2020	132.0	$1.3	$1,721.1	$(9.0)	$333.5	$2,046.9

Balance as of October 2, 2021	152.8	$1.5	$2,764.6	$(4.6)	$362.0	$3,123.5
Net income	—	—	—	—	8.4	8.4
Interest rate swaps	—	—	—	4.7	—	4.7
Foreign currency translation adjustment	—	—	—	0.4	—	0.4
Issuance of common stock under stock-based compensation plans	0.2	—	(1.9)	—	—	(1.9)
Issuance of common stock under employee stock purchase plan	0.3	—	12.3	—	—	12.3
Stock-based compensation expense	—	—	13.5	—	—	13.5
Balance as of January 1, 2022	153.3	$1.5	$2,788.5	$0.5	$370.4	$3,160.9

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Shareholders’
(In millions)	Shares	Amount	Capital	(Loss) Income	Earnings	Equity
Balance as of June 27, 2020	131.3	$1.3	$1,703.0	$(10.3)	$316.6	$2,010.6
Net income	—	—	—	—	16.9	16.9
Interest rate swaps	—	—	—	1.3	—	1.3
Issuance of common stock under stock-based compensation plans	0.4	—	(1.0)	—	—	(1.0)
Issuance of common stock under employee stock purchase plan	0.3	—	7.8	—	—	7.8
Stock-based compensation expense	—	—	11.3	—	—	11.3
Balance as of December 26, 2020	132.0	1.3	1,721.1	(9.0)	333.5	2,046.9

Balance as of July 3, 2021	132.5	1.3	1,752.8	(5.3)	357.3	2,106.1
Net income	—	—	—	—	13.1	13.1
Interest rate swaps	—	—	—	5.8	—	5.8
Issuance of common stock under stock-based compensation plans	0.6	—	(6.8)	—	—	(6.8)
Issuance of common stock under employee stock purchase plan	0.3	—	12.3	—	—	12.3
Conversion of Core-Mark shares of common stock	19.9	0.2	998.6	—	—	998.8
Conversion of Core-Mark stock-based compensation (1)	—	—	9.2	—	—	9.2
Stock-based compensation expense	—	—	22.4	—	—	22.4
Balance as of January 1, 2022	153.3	1.5	2,788.5	0.5	370.4	3,160.9

(1) Represents the portion of replacement stock-based compensation awards that relates to pre-combination vesting.

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

($ in millions)	Six Months Ended January 1, 2022	Six Months Ended December 26, 2020
Cash flows from operating activities:
Net income	$13.1	$16.9
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	127.4	107.7
Amortization of intangible assets	87.8	58.6
Amortization of deferred financing costs	4.7	7.2
Provision for losses on accounts receivables	3.1	(2.9)
Change in LIFO reserve	34.2	7.9
Stock compensation expense	24.3	12.4
Deferred income tax benefit	(1.9)	(4.2)
Loss on extinguishment of debt	3.2	—
Other non-cash activities	10.8	(1.9)
Changes in operating assets and liabilities, net
Accounts receivable	87.1	53.9
Inventories	(256.0)	65.1
Income taxes receivable	2.9	127.4
Prepaid expenses and other assets	14.6	(17.7)
Trade accounts payable and outstanding checks in excess of deposits	68.4	(387.3)
Accrued expenses and other liabilities	(69.9)	(67.5)
Net cash provided by (used in) operating activities	153.8	(24.4)
Cash flows from investing activities:
Purchases of property, plant and equipment	(68.5)	(83.0)
Net cash paid for acquisitions	(1,651.1)	(12.2)
Proceeds from sale of property, plant and equipment	0.9	6.4
Net cash used in investing activities	(1,718.7)	(88.8)
Cash flows from financing activities:
Net borrowings under ABL Facility	962.7	256.2
Borrowing of Notes due 2029	1,000.0	—
Repayment of Notes due 2024	(350.0)	—
Cash paid for debt issuance, extinguishment and modifications	(24.3)	—
Payments under finance lease obligations	(33.8)	(17.0)
Payments on financed property, plant and equipment	(0.1)	(0.5)
Cash paid for acquisitions	(0.6)	(136.3)
Proceeds from employee stock purchase plan	12.3	7.8
Proceeds from exercise of stock options	2.4	3.2
Cash paid for shares withheld to cover taxes	(9.2)	(4.2)
Net cash provided by financing activities	1,559.4	109.2
Net decrease in cash and restricted cash	(5.5)	(4.0)
Cash and restricted cash, beginning of period	22.2	431.8
Cash and restricted cash, end of period	$16.7	$427.8

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

(In millions)	As of January 1, 2022	As of July 3, 2021
Cash	$9.6	$11.1
Restricted cash(1)	7.1	11.1
Total cash and restricted cash	$16.7	$22.2

(1)
Restricted cash represents the amounts required by insurers to collateralize a part of the deductibles for the Company’s workers’ compensation and liability claims.

Supplemental disclosures of non-cash transactions are as follows:

(In millions)	Six Months Ended January 1, 2022	Six Months Ended December 26, 2020
Debt assumed through finance lease obligations	$82.1	$80.0
Purchases of property, plant and equipment, financed	—	0.2
Non-cash issuance of PFG stock in exchange for Core-Mark stock	1,008.0	—

Supplemental disclosures of cash flow information are as follows:

(In millions)	Six Months Ended January 1, 2022	Six Months Ended December 26, 2020
Cash paid (received) during the year for:
Interest	$64.4	$71.1
Income tax payments (refunds), net	2.6	(118.3)

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.
Summary of Business Activities

Business Overview

Performance Food Group Company, through its subsidiaries, markets and distributes primarily national and company-branded food and food-related products to customer locations across the United States and Canada. The Company serves both of the major customer types in the restaurant industry: (i) independent customers, and (ii) multi-unit, or “Chain” customers, which include some of the most recognizable family and casual dining restaurant chains, as well as schools, business and industry locations, healthcare facilities, and retail establishments. The Company also specializes in distributing candy, snacks, beverages, cigarettes, other tobacco products, health and beauty care products and other items within the United States and Canada to vending distributors, big box retailers, theaters, convenience stores, drug stores, grocery stores, travel providers, and hospitality providers.

On September 1, 2021, Performance Food Group Company completed the acquisition of Core-Mark. As a result, the Company expanded its convenience business, which now includes operations in Canada. Refer to Note 5. Business Combinations for additional details regarding the acquisition of Core-Mark.

2.
Summary of Significant Accounting Policies and Estimates

Basis of Presentation

The consolidated financial statements have been prepared by the Company, without audit, with the exception of the July 3, 2021 consolidated balance sheet, which was derived from the audited consolidated financial statements included in the Form 10-K. The financial statements include consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive income, consolidated statements of shareholders’ equity, and consolidated statements of cash flows. Certain prior period amounts have been reclassified to conform to current period presentation. In the opinion of management, all adjustments, which consist of normal recurring adjustments, except as otherwise disclosed, necessary to present fairly the financial position, results of operations, comprehensive income, shareholders’ equity, and cash flows for all periods presented have been made.

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

3.
Recently Issued Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The update simplifies the accounting for income taxes by removing certain exceptions for intra-period tax allocations, the recognition of deferred tax liabilities after a foreign subsidiary transitions to or from equity method accounting, and the methodology of calculating income taxes in an interim period with year-to-date losses. Additionally, the guidance provides additional clarification on other areas, including step-up of the tax basis of goodwill recorded as part of an acquisition and the treatment of franchise taxes that are partially based on income. This pronouncement is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. Companies are required to apply the standard on a prospective basis, except for certain sections of the guidance which shall be applied on a retrospective or modified retrospective basis. The Company adopted this new ASU in the first quarter of fiscal 2022 and concluded that it does not have a material impact on the Company's consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The update improves the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to recognition of an acquired contract liability and payments terms and their effect on subsequent revenue recognized by the acquirer. The guidance requires that an acquiring entity in a business combination recognize and measure contract assets and contract liabilities acquired in accordance with Topic 606 as if it had originated the contract. This pronouncement is effective for interim and annual periods beginning after December 15, 2022, with early adoption permitted. The amendments in this update should be applied prospectively to business combinations occurring on or after the effective date. The Company is in the process of assessing the impact of this ASU on its future consolidated financial statements, but does not expect it to have a material impact.

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. The update increases the transparency in financial reporting of government assistance by requiring the disclosure of the types of transactions, an entity’s accounting for the transactions and the effect of those transactions on an entity’s financial statements. This pronouncement is effective for annual periods beginning after December 15, 2021, with early adoption permitted. The amendments in this update should be applied either prospectively to all applicable transactions at the date of initial application and as new transactions occur or retrospectively to all applicable transactions. The Company is in the process of assessing the impact of this ASU on its future consolidated financial statements, but does not expect it to have a material impact.

4.
Revenue Recognition

The Company markets and distributes primarily national and Company-branded food and food-related products to customer locations across the United States and Canada. The Foodservice segment primarily services restaurants and supplies a “broad line” of products to its customers, including the Company’s performance brands and custom-cut meats and seafood, as well as products that are specific to each customer’s menu requirements. Vistar specializes in distributing candy, snacks, beverages, and other items nationally to vending, office coffee service, theater, retail, hospitality, and other channels. Our Convenience segment distributes candy, snacks, beverages, cigarettes, other tobacco products, food and food-service products, and other items to convenience stores across the United States and Canada. The Company disaggregates revenue by customer type and product offerings and determined that disaggregating revenue at the segment level achieves the disclosure objective to depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. Refer to Note 14. Segment Information for external revenue by reportable segment.

The Company has customer contracts in which incentives are paid upfront to certain customers. These payments have become industry practice and are not related to financing the customer’s business, nor are they associated with any distinct good or service to be received from the customer. These incentive payments are capitalized and amortized over the life of the contract or the expected life of the customer relationship on a straight-line basis. The Company’s contract asset for these incentives totaled $18.7 million and $19.9 million as of January 1, 2022 and July 3, 2021, respectively.

5.
Business Combinations

During the first six months of fiscal 2022, the Company made two acquisitions in cash and stock transactions totaling $2.7 billion and included below is information related to our material acquisition.

Core-Mark Acquisition

On September 1, 2021, the Company acquired Core-Mark in a transaction valued at $2.4 billion, net of cash received. Under the terms of the transaction, Core-Mark shareholders received $23.875 per share in cash and 0.44 shares of the Company’s stock for each Core-Mark share outstanding as of August 31, 2021. The following table summarizes the purchase price for the acquisition:

(In millions, except shares, cash per share, exchange ratio, and closing price)
Core-Mark shares outstanding at August 31, 2021	45,201,975
Cash consideration (per Core-Mark share)	$23.875
Cash portion of purchase price	$1,079.2
Core-Mark shares outstanding at August 31, 2021	45,201,975
Exchange ratio (per Core-Mark share)	0.44
Total PFGC common shares issued	19,888,869
Closing price of PFGC common stock on August 31, 2021	$50.22
Equity issued	$998.8
Equity compensation (1)	$9.2
Total equity portion of purchase price	$1,008.0
Debt assumed, net of cash	$306.9
Total purchase price	$2,394.1
(1)
Represents the portion of replacement share-based payment awards that relates to pre-combination vesting.

The $1.1 billion cash portion of the acquisition was financed using borrowings from the ABL Facility (as defined in Note 6. Debt). The Core-Mark acquisition strengthens the Company’s business diversification and expands its presence in the convenience store channel. The Core-Mark acquisition is reported in the Convenience segment.

Assets acquired and liabilities assumed are recognized at their respective fair values as of the acquisition date of September 1, 2021. The following table summarizes the preliminary purchase price allocation for each major class of assets acquired and liabilities assumed for the Core-Mark acquisition:

(In millions)	Fiscal 2022
Net working capital	$976.3
Goodwill	869.5
Intangible assets with definite lives:
Customer relationships	360.0
Trade names	140.0
Technology	7.0
Property, plant and equipment	391.5
Operating lease right-of-use assets	227.8
Other assets	26.1
Deferred tax liabilities	(239.5)
Finance lease obligations	(104.0)
Operating lease obligations	(214.1)
Other liabilities	(46.5)
Total purchase price	$2,394.1

Intangible assets consist primarily of customer relationships, trade names, and technology with useful lives of 11 years, 5 years, and 5 years, respectively, and a total weighted-average useful life of 9.3 years. The excess of the estimated fair value of assets acquired and the liabilities assumed over consideration paid was recorded as $869.5 million of goodwill on the acquisition date. The goodwill reflects the value to the Company associated with the expansion of geographic reach and scale of our distribution footprint and enhancements to the Company’s customer base.

The net sales and net income related to Core-Mark recorded in the Company’s Consolidated Statements of Operations for the three months ended January 1, 2022 are $4.2 billion and $4.9 million, respectively. The net sales and net income related to Core-Mark recorded in the Company’s Consolidated Statements of Operations since the acquisition date of September 1, 2021 are $5.8 billion and $5.9 million, respectively.

The following table summarizes the unaudited pro-forma consolidated financial information of the Company as if the acquisition had occurred on June 28, 2020.

	Three Months Ended		Six Months Ended
(in millions)	January 1, 2022	December 26, 2020	January 1, 2022	December 26, 2020
Net sales	$12,838.8	$11,097.3	$26,303.4	$22,646.7
Net income (loss)	10.1	18.6	47.3	(32.0)

These pro-forma results include nonrecurring pro-forma adjustments related to acquisition costs incurred, including the amortization of the step up in fair value of inventory acquired. The pro-forma net income for the six months ended December 26, 2020 includes $57.4 million, after-tax, of acquisition costs assuming the acquisition had occurred on June 28, 2020. The recurring pro-forma adjustments include estimates of interest expense for the Company's 4.250% Senior Notes due 2029 ("Notes due 2029") and estimates of depreciation and amortization associated with fair value adjustments for property, plant and equipment and intangible assets acquired.

These unaudited pro-forma results do not necessarily represent financial results that would have been achieved had the acquisition actually occurred on June 28, 2020 or future consolidated results of operations of the Company.

Other

The acquisition of Eby-Brown Company LLC (“Eby-Brown”) in fiscal 2019 included contingent consideration, including earnout payments in the event certain operating results were achieved during a defined post-closing period. In the first quarter of fiscal 2021, the Company paid the first earnout payment of $185.6 million, which included $68.3 million as a financing activity cash outflow and $117.3 million as an operating activity cash outflow in the consolidated statement of cash flows for the six months ended December 26, 2020.

.

6.
Debt

The Company is a holding company and conducts its operations through its subsidiaries, which have incurred or guaranteed indebtedness as described below.

Debt consisted of the following:

(In millions)	As of January 1, 2022	As of July 3, 2021
ABL Facility	$1,549.0	$586.3
5.500% Notes due 2024	-	350.0
6.875% Notes due 2025	275.0	275.0
5.500% Notes due 2027	1,060.0	1,060.0
4.250% Notes due 2029	1,000.0	-
Less: Original issue discount and deferred financing costs	(37.2)	(30.8)
Long-term debt	3,846.8	2,240.5
Less: current installments	-	-
Total debt, excluding current installments	$3,846.8	$2,240.5

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

On September 17, 2021, PFGC and Performance Food Group, Inc. entered into the Fifth Amended and Restated Credit Agreement (the “ABL Facility”) with Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent, and the other lenders party thereto, which amended the Prior Credit Agreement. The ABL Facility, among other things, (i) increases the aggregate principal amount available under the revolving loan facility from $3.0 billion under the Prior Credit Agreement to $4.0 billion under the ABL Facility, (ii) extends the stated maturity date from December 30, 2024 under the Prior Credit Agreement to September 17, 2026 under the ABL Facility, and (iii) includes an alternative reference rate, which provides mechanisms for the use of the Secured Overnight Financing Rate as a replacement rate upon a LIBOR cessation event.

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

Borrowings under the ABL Facility bear interest, at Performance Food Group, Inc.’s option, at (a) the Base Rate (defined as the greater of (i) the Federal Funds Rate in effect on such date plus 0.5%, (ii) the Prime Rate on such day, or (iii) one month LIBOR plus 1.0%) plus a spread, or (b) LIBOR plus a spread. The ABL Facility also provides for an unused commitment fee rate of 0.25% per annum.

The following table summarizes outstanding borrowings, availability, and the average interest rate under the Prior Credit Agreement and the ABL Facility:

(Dollars in millions)	As of January 1, 2022	As of July 3, 2021
Aggregate borrowings	$1,549.0	$586.3
Letters of credit under ABL Facility	200.2	161.7
Excess availability, net of lenders’ reserves of $95.7 and $55.1	2,250.8	2,252.0
Average interest rate	1.57%	2.32%

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

Upon the occurrence of a change of control triggering event or upon the sale of certain assets in which Performance Food Group, Inc. does not apply the proceeds as required, the holders of the Notes due 2029 will have the right to require Performance Food Group, Inc. to repurchase each holder’s Notes due 2029 at a price equal to 101% (in the case of a change of control triggering event) or 100%(in the case of an asset sale) of their principal amount, plus accrued and unpaid interest. Performance Food Group, Inc. may redeem all or a part of the Notes due 2029 at any time prior to August 1, 2024, at a redemption price equal to 100% of the principal amount of the Notes due 2029 being redeemed plus a make-whole premium and accrued and unpaid interest, if any, to, but not including, the redemption date. In addition, beginning on August 1, 2024, Performance Food Group, Inc. may redeem all or a part of the Notes due 2029 at a redemption price equal to 102.125% of the principal amount redeemed, plus accrued and unpaid interest. The redemption price decreases to 101.163% and 100% of the principal amount redeemed on August 1, 2025, and August 1, 2026, respectively. In addition, at any time prior to August 1, 2024, Performance Food Group, Inc. may redeem up to 40% of the Notes due 2029 from the proceeds of certain equity offerings at a redemption price equal to 104.250% of the principal amount thereof, plus accrued and unpaid interest.

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

Senior Notes due 2024

On May 17, 2016, Performance Food Group, Inc. issued and sold $350.0 million aggregate principal amount of its 5.500% Senior Notes due 2024 (the “Notes due 2024”), pursuant to an indenture dated as of May 17, 2016. As described above, on July 26, 2021, Performance Food Group, Inc. issued and sold $1.0 billion aggregate principal of its Notes due 2029 and used a portion of the proceeds to redeem the Notes due 2024 in full. A significant portion of this redemption was considered an extinguishment, resulting in a $3.2 million loss on extinguishment of debt within interest expense from the write-off of the pro-rata portion of the unamortized original issue discount and deferred financing costs related to the debt extinguishment. A portion of this redemption was considered a modification in accordance with FASB ASC 470-50, Debt-Modifications and Extinguishments, and as a result, $0.5 million of unamortized deferred financing costs and original issue discount for the Notes due 2024 was deferred as deferred financing costs of the Notes due 2029.

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

Certain of the leases for tractors, trailers, and other vehicles and equipment provide for residual value guarantees to the lessors. Circumstances that would require the subsidiary to perform under the guarantees include either (1) default on the leases with the leased assets being sold for less than the specified residual values in the lease agreements, or (2) decisions not to purchase the assets at the end of the lease terms combined with the sale of the assets, with sales proceeds less than the residual value of the leased assets specified in the lease agreements. Residual value guarantees under these operating lease agreements typically range between 6% and 20% of the value of the leased assets at inception of the lease. These leases have original terms ranging from 5 to 7 years and are set to expire at various dates ranging from 2022 to 2028. As of January 1, 2022, the undiscounted maximum amount of potential future payments for lease residual value guarantees totaled approximately $17.2 million, which would be mitigated by the fair value of the leased assets at lease expiration.

The following table presents the location of the right-of-use assets and lease liabilities in the Company's consolidated balance sheet as of January 1, 2022 and July 3, 2021 (in millions), as well as the weighted-average lease term and discount rate for the Company's leases:

Leases	Consolidated Balance Sheet Location	As of January 1, 2022	As of July 3, 2021
Assets:
Operating	Operating lease right-of-use assets	$644.3	$438.7
Finance	Property, plant and equipment, net	468.8	294.6
Total lease assets		$1,113.1	$733.3
Liabilities:
Current
Operating	Operating lease obligations—current installments	$111.9	$77.0
Finance	Finance lease obligations—current installments	74.6	48.7
Non-current
Operating	Operating lease obligations, excluding current installments	542.1	378.0
Finance	Finance lease obligations, excluding current installments	381.4	255.0
Total lease liabilities		$1,110.0	$758.7

Weighted average remaining lease term
Operating leases		8.4 years	8.6 years
Finance leases		6.2 years	6.2 years
Weighted average discount rate
Operating leases		3.9%	4.6%
Finance leases		4.0%	4.5%

The following table presents the location of lease costs in the Company’s consolidated statement of operations for the periods reported (in millions):

		Three Months Ended		Six Months Ended
Lease Cost	Statement of Operations Location	January 1, 2022	December 26, 2020	January 1, 2022	December 26, 2020
Finance lease cost:
Amortization of finance lease assets	Operating expenses	$18.4	$8.6	$31.3	$15.8
Interest on lease liabilities	Interest expense	4.3	3.0	8.2	6.0
Total finance lease cost		$22.7	$11.6	$39.5	$21.8
Operating lease cost	Operating expenses	38.7	27.5	68.3	55.3
Short-term lease cost	Operating expenses	17.7	3.9	28.6	9.0
Total lease cost		$79.1	$43.0	$136.4	$86.1

The following table presents the supplemental cash flow information related to leases for the periods reported (in millions):

(In millions)	Six Months Ended January 1, 2022	Six Months Ended December 26, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$64.0	$50.6
Operating cash flows from finance leases	8.2	6.0
Financing cash flows from finance leases	33.8	17.0
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	36.3	38.6
Finance leases	82.1	80.0

The following table presents the future minimum lease payments under non-cancelable leases as of January 1, 2022 (in millions):

Fiscal Year	Operating Leases	Finance Leases
Remainder of 2022	$68.9	$44.9
2023	125.9	89.0
2024	101.8	87.6
2025	83.8	80.7
2026	68.6	76.3
Thereafter	328.0	134.8
Total future minimum lease payments	$777.0	$513.3
Less: Interest	123.0	57.3
Present value of future minimum lease payments	$654.0	$456.0

As of January 1, 2022, the Company has additional operating leases that have not yet commenced which total $388.5 million in future minimum lease payments. These leases relate primarily to warehouse and vehicle leases and are expected to commence in fiscal 2022 with lease terms of 4 to 20 years.

8.
Fair Value of Financial Instruments

The carrying values of cash, accounts receivable, outstanding checks in excess of deposits, trade accounts payable, and accrued expenses approximate their fair values because of the relatively short maturities of those instruments. The derivative assets and liabilities are recorded at fair value on the balance sheet. The fair value of long-term debt, which has a carrying value of $3,846.8 million and $2,240.5 million, is $3,936.4 million and $2,346.2 million at January 1, 2022 and July 3, 2021, respectively, and is determined by reviewing current market pricing related to comparable debt issued at the time of the balance sheet date, and is considered a Level 2 measurement.

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

The Company’s effective tax rate was 26.5% for the three months ended January 1, 2022 and 29.2% for the three months ended December 26, 2020. The Company’s effective tax rate was 22.6% for the six months ended January 1, 2022 and 26.2% for the six months ended December 26, 2020. The effective tax rate varies from the 21% statutory rate primarily due to state taxes, federal credits, and other permanent items. The excess tax benefit of exercised and vested stock awards is treated as a discrete item. The effective tax rates for periods ended January 1, 2022 differed from the prior year periods due to the decrease of state taxes and non-deductible expenses as a percentage of book income and the increase in deductible discrete items related to stock-based compensation as a percentage of book income.

As of January 1, 2022 and July 3, 2021, the Company had net deferred tax assets of $263.9 million and $159.2 million, respectively, and deferred tax liabilities of $684.9 million and $299.6 million, respectively. As of January 1, 2022 and July 3, 2021, the Company had established a valuation allowance of $1.3 million and $0.7 million, respectively, net of federal benefit, against deferred tax assets related to certain net operating losses which are not likely to be realized due to limitations on utilization. The change in the deferred tax balances and the valuation allowance relates primarily to the acquisition of Core-Mark’s deferred tax assets and deferred taxes established in purchase accounting. The Company believes that it is more likely than not that the remaining deferred tax assets will be realized.

The Company records a liability for Uncertain Tax Positions in accordance with FASB ASC 740-10-25, Income Taxes – General – Recognition. As of January 1, 2022 and July 3, 2021, the Company had approximately $0.3 million and $0.3 million of unrecognized tax benefits, respectively. The Company does not expect a material decrease in unrecognized tax benefits will occur in the next twelve months.

10.
Commitments and Contingencies

Purchase Obligations

The Company had outstanding contracts and purchase orders of $121.1 million related to capital projects and services including purchases of compressed natural gas for its trucking fleet at January 1, 2022. Amounts due under these contracts were not included on the Company’s consolidated balance sheet as of January 1, 2022.

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

The court has also entered an order governing the selection of bellwether plaintiffs and setting key discovery and other deadlines in the litigation. Bellwether trials are test cases generally intended to try a contested issue common to several plaintiffs in mass tort litigation. The results of these proceedings are used to shape the litigation process for the remaining cases and to aid the parties in assessing potential settlement values of the remaining claims. Here, the court authorized a pool of 24 bellwether plaintiffs, with plaintiffs selecting six cases, the combined defendants selecting six cases, and the court selecting 12 cases at random. The court and the parties have completed the initial bellwether selection process, and the first of these four bellwether trials has been set for April 18, 2022, with the remaining three trials set for the third and fourth calendar quarters of 2022. Eby-Brown and Core-Mark have been dismissed from each of the 2022 bellwether cases and will not be parties or participants to those trials. The Distributor Defendants and the retailers do, however, remain named defendants in various SFCs that were not selected as bellwether trial plaintiffs for 2022. The litigation of those claims is not scheduled to occur until after the 2022 bellwether trials conclude. The second round of bellwether cases will be chosen in the second calendar quarter of 2022 with trials proceeding for those cases in 2023. In the meantime, discovery related to the claims in the Master Complaint continues as to the Distributor Defendants.

On September 3, 2020, the Cherokee Nation filed a parallel lawsuit in Oklahoma state court against several entities including JUUL, e-liquid manufacturers, various retailers, and various distributors, including Eby-Brown and Core-Mark, alleging similar claims to the claims at issue in the MDL (the “Oklahoma Litigation”). The defendants in the Oklahoma Litigation attempted to transfer the case into the MDL, but a federal court in Oklahoma remanded the case to Oklahoma state court before the Judicial Panel on Multidistrict Litigation effectuated the transfer of the MDL, which means the Oklahoma Litigation is no longer eligible for transfer to the MDL. Since then, parties agreed to stay the Oklahoma Litigation after the Oklahoma Supreme Court held that public nuisance claims cannot be brought in consumer products cases. JUUL is scheduled to mediate this case during the stay.

On September 10, 2021, Michael Lumpkins filed a parallel lawsuit in Illinois state court against several entities including JUUL, e-liquid manufacturers, various retailers, and various distributors, including the Company’s subsidiaries, Eby-Brown and Core-Mark, alleging similar claims to the claims at issue in the MDL (the “Illinois Litigation”). Because there is no federal jurisdiction for this case, it will proceed in Illinois state court. Plaintiff alleges as damages that his use of JUUL products caused a brain injury which was later exacerbated by medical negligence. The Court will enter a case management schedule imminently. The Company has requested, and expects to receive, indemnity from JUUL in this matter.

At this time, the Company is unable to predict whether FDA will approve JUUL’s PMTA, nor is the Company able to estimate any potential loss or range of loss in the event of an adverse finding against it in the MDL, the Oklahoma litigation, the Illinois litigation, or any subsequent litigation which may occur related to the individual SFCs. The Company will continue to vigorously defend itself.

Tax Liabilities

The Company is subject to customary audits by authorities in the jurisdictions where it conducts business in the United States and Canada, which may result in assessments of additional taxes.

11.
Related-Party Transactions

The Company participates in, and has an equity method investment in, a purchasing alliance that was formed to obtain better pricing, to expand product options, to reduce internal costs, and to achieve greater inventory turnover. The Company’s investment in the purchasing alliance was $7.8 million as of January 1, 2022 and $6.0 million as of July 3, 2021. For the three-month periods ended January 1, 2022 and December 26, 2020, the Company recorded purchases of $435.1 million and $264.4 million, respectively, through the purchasing alliance. During the six-month periods ended January 1, 2022 and December 26, 2020, the Company recorded purchases of $900.8 million and $508.1 million, respectively, through the purchasing alliance.

12.
Earnings Per Common Share

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is calculated using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. The Company’s potential common shares include outstanding stock-based compensation awards and expected issuable shares under the employee stock purchase plan. In computing diluted earnings per common share, the average closing stock price for the period is used in determining the number of shares assumed to be purchased with the assumed proceeds under the treasury stock method. No potential common shares were considered antidilutive for the three and six months ended January 1, 2022, respectively. Potential common shares of 0.3 million and 0.5 million for the three and six months ended December 26, 2020, respectively, were not included in computing diluted earnings per common share because the effect would have been antidilutive.

A reconciliation of the numerators and denominators for the basic and diluted earnings per common share computations is as follows:

(In millions, except per share amounts)	Three Months Ended January 1, 2022	Three Months Ended December 26, 2020	Six Months Ended January 1, 2022	Six Months Ended December 26, 2020
Numerator:
Net income	$8.4	$17.6	$13.1	$16.9
Denominator:
Weighted-average common shares outstanding	152.9	132.0	146.3	131.9
Dilutive effect of potential common shares	1.4	1.2	1.4	1.0
Weighted-average dilutive shares outstanding	154.3	133.2	147.7	132.9
Basic earnings per common share	$0.05	$0.13	$0.09	$0.13
Diluted earnings per common share	$0.05	$0.13	$0.09	$0.13

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

14. Segment Information

In the second quarter of fiscal 2022, the Company changed its operating segments to reflect the manner in which the chief operating decision maker (“CODM”) manages the business. Based on the Company’s organization structure and how the Company’s management reviews operating results and makes decisions about resource allocation, the Company now has three reportable segments: Foodservice, Vistar, and Convenience.

The Foodservice segment distributes a broad line of national brands, customer brands, and our proprietary-branded food and food-related products, or “Performance Brands.” Foodservice sells to independent and multi-unit “Chain” restaurants and other institutions such as schools, healthcare facilities, business and industry locations, and retail establishments. Our Chain customers are multi-unit restaurants with five or more locations and include some of the most recognizable family and casual dining restaurant chains. Our Vistar segment specializes in distributing candy, snacks, beverages, and other items nationally to vending, office coffee service, theater, retail, hospitality, and other channels. Our Convenience channel distributes candy, snacks, beverages, cigarettes, other tobacco products, food and foodservice products, and other items to convenience stores across the United States and Canada. Intersegment sales represent sales between the segments, which are eliminated in consolidation. Management evaluates the performance of each operating segment based on various operating and financial metrics, including total sales and EBITDA.

Corporate & All Other is comprised of corporate overhead and certain operations that are not considered separate reportable segments based on their size. This includes the operations of the Company’s internal logistics unit responsible for managing and allocating inbound logistics revenue and expense. Beginning in the second quarter of fiscal 2022, this also includes the operating results from certain recent immaterial acquisitions. Corporate & All Other may also include capital expenditures for certain information technology projects that are transferred to the segments once placed in service.

The presentation and amounts for the three and six months ended December 26, 2020 and as of July 3, 2021 have been restated to reflect the segment changes described above.

(In millions)	Foodservice	Vistar	Convenience	Corporate & All Other	Eliminations	Consolidated
For the three months ended January 1, 2022
Net external sales	$6,210.0	$906.7	$5,710.0	$12.1	$—	$12,838.8
Inter-segment sales	4.4	0.6	—	109.3	(114.3)	—
Total sales	6,214.4	907.3	5,710.0	121.4	(114.3)	12,838.8
Depreciation and amortization	60.7	13.1	36.6	6.1	—	116.5
Capital expenditures	30.4	3.2	7.1	3.4	—	44.1
For the three months ended December 26, 2020
Net external sales	$4,885.7	$587.2	$1,364.1	$8.2	$—	$6,845.2
Inter-segment sales	1.7	0.7	-	90.0	(92.4)	—
Total sales	4,887.4	587.9	1,364.1	98.2	(92.4)	6,845.2
Depreciation and amortization	62.7	11.4	2.4	7.7	—	84.2
Capital expenditures	12.9	18.7	5.9	4.7	—	42.2

(In millions)	Foodservice	Vistar	Convenience	Corporate & All Other	Eliminations	Consolidated
For the six months ended January 1, 2022
Net external sales	$12,567.7	$1,752.7	$8,881.2	$23.5	$—	$23,225.1
Inter-segment sales	8.7	1.1	-	218.5	(228.3)	—
Total sales	12,576.4	1,753.8	8,881.2	242.0	(228.3)	23,225.1
Depreciation and amortization	125.0	26.2	51.7	12.3	—	215.2
Capital expenditures	46.7	5.3	10.0	6.5	—	68.5
For the six months ended December 26, 2020
Net external sales	$9,920.4	$1,147.6	$2,809.5	$14.5	$—	$13,892.0
Inter-segment sales	3.4	1.2	-	184.6	(189.2)	—
Total sales	9,923.8	1,148.8	2,809.5	199.1	(189.2)	13,892.0
Depreciation and amortization	124.5	21.3	4.2	16.3	—	166.3
Capital expenditures	20.0	35.1	19.4	8.5	—	83.0

EBITDA for each reportable segment and Corporate & All Other is presented below along with a reconciliation to consolidated income before taxes.

	Three Months Ended		Six Months Ended
	January 1, 2022	December 26, 2020	January 1, 2022	December 26, 2020
Foodservice EBITDA	$158.0	$155.3	$317.9	$311.5
Vistar EBITDA	49.2	22.0	78.9	27.1
Convenience EBITDA	37.4	16.4	76.7	23.0
Corporate & All Other EBITDA	(71.5)	(46.5)	(152.2)	(95.5)
Depreciation and amortization	(116.5)	(84.2)	(215.2)	(166.3)
Interest expense	(45.2)	(38.1)	(89.2)	(76.9)
Income before taxes	$11.4	$24.9	$16.9	$22.9

Total assets by reportable segment, excluding intercompany receivables between segments, are as follows:

(In millions)	As of January 1, 2022	As of July 3, 2021
Foodservice	$6,188.7	$5,791.7
Vistar	1,106.7	1,048.5
Convenience	4,324.5	679.2
Corporate & All Other	336.5	326.2
Total assets	$11,956.4	$7,845.7

The following table presents the changes in the carrying amount of goodwill for each reportable segment:

(In millions)	Foodservice	Vistar	Convenience	Other	Total
Balance as of July 3, 2021	1,199.4	93.9	20.9	40.5	1,354.7
Acquisitions—current year	71.5	-	869.5	-	941.0
Balance as of January 1, 2022	$1,270.9	$93.9	$890.4	$40.5	$2,295.7

The sales mix for the Company’s principal product and service categories is as follows:

	Three Months Ended		Six Months Ended
(In millions)	January 1, 2022	December 26, 2020	January 1, 2022	December 26, 2020
Cigarettes	$3,757.3	$978.8	$5,838.8	$2,035.2
Center of the plate	2,588.6	1,874.2	5,276.3	3,808.4
Canned and dry groceries	1,086.8	755.7	2,111.9	1,515.7
Refrigerated and dairy products	967.0	702.1	1,850.2	1,419.5
Frozen foods	926.3	735.7	1,840.0	1,470.0
Candy/snack/theater and concession	971.4	363.6	1,671.8	737.9
Paper products and cleaning supplies	626.2	498.6	1,245.9	1,000.9
Beverage	603.1	336.4	1,131.9	686.7
Other tobacco products	696.2	164.1	1,071.1	323.5
Other miscellaneous goods and services	370.1	235.8	691.1	489.7
Produce	245.8	200.2	496.1	404.5
Total	$12,838.8	$6,845.2	$23,225.1	$13,892.0

Cigarette sales represented 29.3% and 25.1% of net sales for the three and six months ended January 1, 2022 compared to 14.3% and 14.7% for the three and six months ended December 26, 2020, respectively. The Company’s significant suppliers include Altria Group, Inc. (parent company of Philip Morris USA, Inc.) and R.J. Reynolds Tobacco Company, which, in the aggregate, represents approximately 20.3% of products purchase for the six months ended January 1, 2022. Although cigarettes represent a significant portion of the Company’s total net sales and cost of goods sold, the majority of gross profit is generated from the sales of food and food-related products.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with the unaudited consolidated financial statements and notes thereto included elsewhere in this quarterly report on Form 10-Q and the audited consolidated financial statements and the notes thereto included in the Form 10-K. In addition to historical consolidated financial information, this discussion contains forward-looking statements that reflect our plans, estimates, and beliefs and involve numerous risks and uncertainties, including but not limited to those described in the “Item 1A. Risk Factors” section of the Form 10-K. Actual results may differ materially from those contained in any forward-looking statements. You should carefully read “Special Note Regarding Forward-Looking Statements” in this quarterly report on Form 10-Q.

Our Company

We market and distribute over 250,000 food and food-related products to customers across the United States and Canada from approximately 150 distribution facilities to over 300,000 customer locations in the “food-away-from-home” industry. We offer our customers a broad assortment of products including our proprietary-branded products, nationally branded products, and products bearing our customers’ brands. Our product assortment ranges from “center-of-the-plate” items (such as beef, pork, poultry, and seafood), frozen foods, and groceries to candy, snacks, and beverages. We also sell disposables, cleaning and kitchen supplies, and related products used by our customers, as well as cigarettes and other tobacco products. In addition to the products we offer to our customers, we provide value-added services by allowing our customers to benefit from our industry knowledge, scale, and expertise in the areas of product selection and procurement, menu development, and operational strategy.

In the second quarter of fiscal 2022, the Company changed its operating segments to reflect the manner in which the business is managed. Based on the Company’s organization structure and how the Company’s management reviews operating results and makes decisions about resource allocation, the Company now has three reportable segments: Foodservice, Vistar, and Convenience. Our Foodservice segment distributes a broad line of national brands, customer brands, and our proprietary-branded food and food-related products, or “Performance Brands.” Foodservice sells to independent and multi-unit “Chain” restaurants and other institutions such as schools, healthcare facilities, business and industry locations, and retail establishments. Our Chain customers are multi-unit restaurants with five or more locations and include some of the most recognizable family and casual dining restaurant chains. Our Vistar segment specializes in distributing candy, snacks, beverages, and other items nationally to vending, office coffee service, theater, retail, hospitality, and other channels. Our Convenience channel distributes candy, snacks, beverages, cigarettes, other tobacco products, food and foodservice products and other items to convenience stores across the United States and Canada. We believe that there are substantial synergies across our segments. Cross-segment synergies include procurement, operational best practices such as the use of new productivity technologies, and supply chain and network optimization, as well as shared corporate functions such as accounting, treasury, tax, legal, information systems, and human resources.

On September 1, 2021, Performance Food Group Company completed the acquisition of Core-Mark. As a result, the Company expanded its convenience business, which now includes operations in Canada. Refer to Note 5. Business Combinations for additional details regarding the acquisition of Core-Mark.

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

During the first half of fiscal 2022, economic and operating conditions for our business improved significantly. As governmental restrictions are eased, consumers are returning to consuming food away from home, traveling, and attending events at entertainment venues. However, the Company and industry may continue to face challenges as the recovery continues, such as availability of product supply, increased product and logistics costs, and access to labor supply. The extent to which these challenges will affect our future financial position, liquidity, and results of operations remains uncertain.

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

Results of Operations, EBITDA, and Adjusted EBITDA

The following table sets forth a summary of our results of operations, EBITDA, and Adjusted EBITDA for the periods indicated (in millions, except per share data):

	Three Months Ended
	January 1, 2022	December 26, 2020	Change	%
Net sales	$12,838.8	$6,845.2	$5,993.6	87.6
Cost of goods sold	11,560.0	6,034.1	5,525.9	91.6
Gross profit	1,278.8	811.1	467.7	57.7
Operating expenses	1,221.0	750.2	470.8	62.8
Operating profit	57.8	60.9	(3.1)	(5.1)
Other expense, net
Interest expense	45.2	38.1	7.1	18.6
Other, net	1.2	(2.1)	3.3	(157.1)
Other expense, net	46.4	36.0	10.4	28.9
Income before income taxes	11.4	24.9	(13.5)	(54.2)
Income tax expense	3.0	7.3	(4.3)	(58.9)
Net income	$8.4	$17.6	$(9.2)	(52.3)
EBITDA	$173.1	$147.2	$25.9	17.6
Adjusted EBITDA	$241.1	$158.0	$83.1	52.6
Weighted-average common shares outstanding:
Basic	152.9	132.0	20.9	15.8
Diluted	154.3	133.2	21.1	15.8
Earnings per common share:
Basic	$0.05	$0.13	$(0.08)	(61.5)
Diluted	$0.05	$0.13	$(0.08)	(61.5)

	Six Months Ended
	January 1, 2022	December 26, 2020	Change	%
Net sales	$23,225.1	$13,892.0	$9,333.1	67.2
Cost of goods sold	20,804.0	12,265.4	8,538.6	69.6
Gross profit	2,421.1	1,626.6	794.5	48.8
Operating expenses	2,315.1	1,529.9	785.2	51.3
Operating profit	106.0	96.7	9.3	9.6
Other expense, net
Interest expense	89.2	76.9	12.3	16.0
Other, net	(0.1)	(3.1)	3.0	(96.8)
Other expense, net	89.1	73.8	15.3	20.7
Income before income taxes	16.9	22.9	(6.0)	(26.2)
Income tax expense	3.8	6.0	(2.2)	(36.7)
Net income	$13.1	$16.9	$(3.8)	(22.5)
EBITDA	$321.3	$266.1	$55.2	20.7
Adjusted EBITDA	$424.8	$293.2	$131.6	44.9
Weighted-average common shares outstanding:
Basic	146.3	131.9	14.4	10.9
Diluted	147.7	132.9	14.8	11.1
Earnings per common share:
Basic	$0.09	$0.13	$(0.04)	(30.8)
Diluted	$0.09	$0.13	$(0.04)	(30.8)

We believe that the most directly comparable GAAP measure to EBITDA and Adjusted EBITDA is net income. The following table reconciles EBITDA and Adjusted EBITDA to net income for the periods presented:

	Three Months Ended		Six Months Ended
	January 1, 2022	December 26, 2020	January 1, 2022	December 26, 2020
	(In millions)		(In millions)
Net income	$8.4	$17.6	$13.1	$16.9
Interest expense (1)	45.2	38.1	89.2	76.9
Income tax expense	3.0	7.3	3.8	6.0
Depreciation	70.4	54.9	127.4	107.7
Amortization of intangible assets	46.1	29.3	87.8	58.6
EBITDA	173.1	147.2	321.3	266.1
Non-cash items (2)	61.0	7.1	60.7	18.1
Acquisition, integration and reorganization (3)	4.5	4.9	37.3	9.4
Productivity initiatives and other adjustment items (4)	2.5	(1.2)	5.5	(0.4)
Adjusted EBITDA	$241.1	$158.0	$424.8	$293.2

(1)
Includes a $3.2 million loss on extinguishment of debt for the six months ended January 1, 2022 related to the early redemption of the Notes due 2024.
(2)
Includes adjustments for non-cash charges arising from stock-based compensation and gain/loss on disposal of assets. Stock-based compensation expense was $14.3 million and $7.7 million for the second quarters of fiscal 2022 and fiscal 2021, respectively, and $24.3 million and $12.4 million in the first six months of fiscal 2022 and fiscal 2021, respectively. In addition, this includes increases in the last-in-first-out (“LIFO”) reserve of $8.2 million and $37.3 million for Foodservice and Convenience, respectively, for the second quarter of fiscal 2022 compared to an increase of $2.3 million for Foodservice and a decrease of $3.1 million for Convenience for the second quarter of fiscal 2021. The LIFO reserve increased $13.9 million for Foodservice and $20.3 million for Convenience for the first six months of fiscal 2022 compared to increases of $7.4 million for Foodservice and $0.5 million for Convenience for the first six months fiscal 2021.
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

Consolidated Results of Operations

Three and six months ended January 1, 2022 compared to the three and six months ended December 26, 2020

Net Sales

Net sales growth is a function of case growth, pricing (which is primarily based on product inflation/deflation), and a changing mix of customers, channels, and product categories sold. Net sales increased $6.0 billion, or 87.6%, for the second quarter of fiscal 2022 compared to the second quarter of fiscal 2021 and increased $9.3 billion, or 67.2%, for the first six months of fiscal 2022 compared to the first six months of fiscal 2021.

The increase in net sales was primarily attributable to the acquisition of Core-Mark on September 1, 2021, which contributed $4,227.0 million of net sales for the second quarter of fiscal 2022, and $5,799.3 million of net sales since the acquisition date. The increase in net sales was also driven by growth in cases sold due to the declining effects of COVID-19 on the restaurant industry, and an increase in selling price per case as a result of inflation. Overall food cost inflation was approximately 12.5% for the second quarter of fiscal 2022 and 11.8% for the first six months of fiscal 2022. Total case volume increased 40.0% and 33.3% in the second quarter and first six months of fiscal 2022, respectively, compared to the same periods of fiscal 2021. Excluding Core-Mark, organic case volume increase 15.5% and 16.7% in the second quarter and first six months of fiscal 2022, respectively, compared to the same periods of fiscal 2021.

Gross Profit

Gross profit increased $467.7 million, or 57.7%, for the second quarter of fiscal 2022 compared to the second quarter of fiscal 2021 and increased $794.5 million, or 48.8%, for the first six months of fiscal 2022 compared to the first six months of fiscal 2021. The increase in gross profit was primarily driven by the acquisition of Core-Mark. The Core-Mark acquisition contributed gross profit of $245.2 million in the second quarter of fiscal 2022, and $334.3 million since the acquisition date, which includes $8.8 million of amortization of the step up in fair value of inventory acquired. Also, gross profit increased due to case growth in Foodservice and an increase in the gross profit per case driven by growth in the independent channel. Independent customers typically receive more services from us, cost more to serve, and pay a higher gross profit per case than other customers.

Operating Expenses

Operating expenses increased $470.8 million, or 62.8%, for the second quarter of fiscal 2022 compared to the second quarter of fiscal 2021 and increased $785.2 million, or 51.3%, for the first six months of fiscal 2022 compared to the first six months of fiscal 2021. The increase in operating expenses for both the second quarter and first six months of fiscal 2022 was primarily driven by the acquisition of Core-Mark. Core-Mark contributed $217.0 million of operating expenses in the second quarter of fiscal 2022 and $295.4 million of operating expenses since the acquisition date. Operating expenses also increased as a result of an increase in case volume and the resulting impact on variable operational and selling expenses, as well as an increase in personnel expenses. The increases in personnel expense includes increases of $34.0 million and $86.3 million in temporary contract labor costs, including travel expense associated with the contract workers, for the second quarter and first six months of fiscal 2022, respectively, compared to the prior year periods, as a result of the current labor market’s impact on the Company’s ability to hire and retain qualified labor. Operating expenses also experienced increases in fuel expenses of $18.9 million and $34.1 million, due to higher fuel prices in the second quarter and first six months of fiscal 2022 as compared to prior year periods, increases in workers compensation and automobile insurance expense of $11.3 million and $8.9 million, and increases in professional fees of $0.2 million and $20.9 million related to recent acquisition during the second quarter and first six months of fiscal 2022, respectively, compared to the prior year periods.

Depreciation and amortization of intangible assets increased from $84.2 million in the second quarter of fiscal 2021 to $116.5 million in the second quarter of fiscal 2022. Depreciation and amortization of intangible assets increased from $166.3 million for the first six months of fiscal 2021 to $215.2 million in the first six months of fiscal 2022. Depreciation of fixed assets and amortization of intangible assets increased as a result of the Core-Mark acquisition, along with the accelerated amortization of certain customer relationships and trade names. These increases were partially offset by fully depreciated assets during the second quarter of fiscal 2022.

Net Income

Net income decreased $9.2 million, or 52.3%, for the second quarter of fiscal 2022 compared to the second quarter of fiscal 2021. Net income decreased $3.8 million, or 22.5%, for the first six months of fiscal 2022 compared to the first six months of fiscal 2021. The decrease in net income was primarily attributable to the increase in operating expenses discussed above, and an increase in interest expense. The increase in interest expense was primarily the result of an increase in average borrowings outstanding during fiscal 2022 compared to the prior year period.

The Company reported income tax expense of $3.0 million and $3.8 million for the second quarter and first six months of fiscal 2022 , respectively, compared to income tax expense of $7.3 million and $6.0 million for the second quarter and first six months of fiscal 2021. Our effective tax rates for the second quarter and first six months of fiscal 2022 were 26.5% and 22.6%, respectively, compared to 29.2% and 26.2% for the three and six months ended December 26, 2020. The effective tax rates for periods ended

January 1, 2022 differed from the prior year periods due to the decrease of state taxes and non-deductible expense as a percentage of book income and the increase in deductible discrete items related to stock-based compensation as a percentage of book income.

Segment Results

In the second quarter of fiscal 2022, the Company changed its operating segments to reflect the manner in which the business is managed. Based on the Company’s organization structure and how the Company’s management reviews operating results and makes decisions about resource allocation, the Company now has three reportable segments: Foodservice, Vistar, and Convenience. Management evaluates the performance of these segments based on various operating and financial metrics, including their respective sales growth and EBITDA.

Corporate & All Other is comprised of unallocated corporate overhead and certain operations that are not considered separate reportable segments based on their size. This includes the operations of our internal logistics unit responsible for managing and allocating inbound logistics revenue and expense. Beginning in the second quarter of fiscal 2022, this also includes the operating results from certain recent immaterial acquisitions.

The presentation and amounts for the three and six months ended December 26, 2020 have been restated to reflect the segment changes described above.

The following tables set forth net sales and EBITDA by segment for the periods indicated (dollars in millions):

Net Sales

	Three Months Ended
	January 1, 2022	December 26, 2020	Change	%
Foodservice	$6,214.4	$4,887.4	$1,327.0	27.2
Vistar	907.3	587.9	319.4	54.3
Convenience	5,710.0	1,364.1	4,345.9	318.6
Corporate & All Other	121.4	98.2	23.2	23.6
Intersegment Eliminations	(114.3)	(92.4)	(21.9)	(23.7)
Total net sales	$12,838.8	$6,845.2	$5,993.6	87.6

	Six Months Ended
	January 1, 2022	December 26, 2020	Change	%
Foodservice	$12,576.4	$9,923.8	$2,652.6	26.7
Vistar	1,753.8	1,148.8	605.0	52.7
Convenience	8,881.2	2,809.5	6,071.7	216.1
Corporate & All Other	242.0	199.1	42.9	21.5
Intersegment Eliminations	(228.3)	(189.2)	(39.1)	(20.7)
Total net sales	$23,225.1	$13,892.0	$9,333.1	67.2

EBITDA

	Three Months Ended
	January 1, 2022	December 26, 2020	Change	%
Foodservice	$158.0	$155.3	$2.7	1.7
Vistar	49.2	22.0	27.2	123.6
Convenience	37.4	16.4	21.0	128.0
Corporate & All Other	(71.5)	(46.5)	(25.0)	(53.8)
Total EBITDA	$173.1	$147.2	$25.9	17.6

	Six Months Ended
	January 1, 2022	December 26, 2020	Change	%
Foodservice	$317.9	$311.5	$6.4	2.1
Vistar	78.9	27.1	51.8	191.1
Convenience	76.7	23.0	53.7	233.5
Corporate & All Other	(152.2)	(95.5)	(56.7)	(59.4)
Total EBITDA	$321.3	$266.1	$55.2	20.7

Segment Results—Foodservice

Three and six months ended January 1, 2022 compared to the three and six months ended December 26, 2020

Net Sales

Net sales for Foodservice increased $1.3 billion, or 27.2%, from the second quarter of fiscal 2021 to the second quarter of fiscal 2022 and increased $2.7 billion, or 26.7%, from the first six months of fiscal 2021 to the first six months of fiscal 2022. This increase in net sales was driven by growth in cases sold due to the declining effects of COVID-19 on the restaurant industry and an increase in selling price per case as a result of inflation. Overall food cost inflation was approximately 15.5% for the second quarter of fiscal 2022 and 14.9% for the first six months of fiscal 2022, compared to the prior year periods, which was driven primarily by price increases for disposable items and center-of-the plate items such as meat, poultry, and seafood. Securing new and expanding business with independent customers resulted in independent case growth of approximately 21.0% in the second quarter of fiscal 2022 and approximately 20.9% in the first six months of fiscal 2022, compared to the prior year periods. For the quarter, independent sales as a percentage of total Foodservice segment sales were 37.7%.

EBITDA

EBITDA for Foodservice increased $2.7 million, or 1.7%, from the second quarter of fiscal 2021 to the second quarter of fiscal 2022 and increased $6.4 million, or 2.1%, from the first six months of fiscal 2021 to the first six months of fiscal 2022. These increases were the result of an increase in gross profit, partially offset by an increase in operating expenses excluding depreciation and amortization. Gross profit increased 24.8% in the second quarter of fiscal 2022 and 23.7% in the first six months of fiscal 2022, compared to the prior year periods, driven by an increase in the gross profit per case, as well as an increase in cases sold. The increase in gross profit per case was driven by a favorable shift in the mix of cases sold to independent customers, including more Performance Brands products sold to our independent customers. Cases sold to independent businesses result in higher gross margins within this segment.

Operating expenses, excluding depreciation and amortization, for Foodservice increased by $155.6 million, or 32.2%, from the second quarter of fiscal 2021 to the second quarter of fiscal 2022 and increased by $302.3 million, or 30.5%, from the first six months of fiscal 2021 to the first six months of fiscal 2022. Operating expenses increased primarily as a result of an increase in case volume and the resulting impact on variable operational and selling expenses, as well as increases in personnel expense. The increases in personnel expense includes $31.6 million and $79.1 million increases in temporary contract labor costs, including travel expense associated with the contract workers, for the second quarter and first six months of fiscal 2022, respectively, compared to the prior year periods as a result of the current labor market’s impact on the Company’s ability to hire and retain qualified labor. Operating expenses also experienced increases in fuel expenses of $12.7 million and $22.7 million and increases in workers compensation and automobile insurance expense of $7.3 million and $4.6 million during the second quarter and first six months of fiscal 2022, respectively, compared to the prior year periods.

Depreciation and amortization of intangible assets recorded in this segment decreased from $62.7 million in the second quarter of fiscal 2021 to $60.7 million in the second quarter of fiscal 2022 and increased from $124.5 million in the first six months of fiscal 2021 to $125.0 million in the first six months of fiscal 2022. Depreciation of fixed assets and amortization of intangible assets increased during the first six months of fiscal 2022 as a result of the accelerated amortization of certain customer relationships. These increases were offset by fully depreciated assets during the second quarter of fiscal 2022.

Segment Results—Vistar

Three and six months ended January 1, 2022 compared to the three and six months ended December 26, 2020

Net Sales

Net sales for Vistar increased $319.4 million, or 54.3%, from the second quarter of fiscal 2021 to the second quarter of fiscal 2022 and increased $605.0 million, or 52.7%, from the first six months of fiscal 2021 to the first six months of fiscal 2022. The increases in net sales were driven primarily by the improving economic conditions due to the declining effects of the COVID-19 pandemic. Case volume in the channels significantly impacted by the COVID-19 pandemic is gradually improving. The vending, theater, office coffee service, hospitality, and travel channels all experienced case volume growth in the second quarter and first six months of fiscal 2022 compared to the prior year period.

EBITDA

EBITDA for Vistar increased $27.2 million, or 123.6%, from the second quarter of fiscal 2021 to the second quarter of fiscal 2022 and increased $51.8 million, or 191.1%, from the first six months of fiscal 2021 to the first six months of fiscal 2022. The increases were the result of increases in gross profit, partially offset by increases in operating expenses excluding depreciation and amortization. Gross profit increased $53.7 million, or 53.8%, for the second quarter fiscal 2022 and $98.5 million, or 52.4%, for the first six months of fiscal 2022 compared to the respective prior year periods. Additionally, for first six months of fiscal 2022, Vistar experienced an increase in procurement gains, as well as a favorable shift in the channel mix that impacted the segment.

Operating expenses, excluding depreciation and amortization, increased $26.6 million, or 34.2%, for the second quarter of fiscal 2022 and $46.8 million, or 29.1%, for the first six months of fiscal 2022 compared to the prior year periods. Operating expenses increased primarily as a result of increased sales volume described above, and the resulting impact on variable operational and selling expenses. Operating expenses also increased as a result of increases in personnel expense and fuel expense.

Depreciation and amortization of intangible assets recorded in this segment increased from $11.4 million in the second quarter of fiscal 2021 to $13.1 million in the second quarter of fiscal 2022 and increased from $21.3 million in the first six months of fiscal 2021 to $26.2 million in the first six months of fiscal 2022. These increases were the result of the accelerated amortization of certain trade names and recent capital outlays for transportation and warehouse equipment, warehouse expansion, and information technology.

Segment Results—Convenience

Three and six months ended January 1, 2022 compared to the three and six months ended December 26, 2020

Net Sales

Net sales for Convenience increased $4.3 billion, or 318.6%, from $1.4 billion for the second quarter of fiscal 2021 to $5.7 billion for the second quarter of fiscal 2022. Net sales for Convenience increased $6.1 billion, or 216.1%, from $2.8 billion for the first six months of fiscal 2021 to $8.9 billion for the first six months of fiscal 2022. Net sales related to cigarettes for the second quarter of fiscal 2022 was $3,757.3 million, which includes $1,059.5 million of excise taxes, compared to net sales of cigarettes of $978.8 million, which includes $281.4 million of excise taxes, for the second quarter of fiscal 2021. Net sales related to cigarettes for the first six months of fiscal 2022 was $5,838.8 million, which includes $1,645.5 million of excise taxes, compared to net sales of cigarettes of $2,035.2 million, which includes $586.7 million of excise taxes, for the first six months of fiscal 2021.

The increase in net sales for Convenience was driven primarily by the Core-Mark acquisition. The Core-Mark acquisition contributed $4,227.0 million of net sales for the second quarter of fiscal 2022, which includes $786.3 million related to tobacco excise taxes, and $5,799.3 million of net sales since the acquisition date, which includes $1,069.4 million related to tobacco excise taxes.

EBITDA

EBITDA for Convenience increased $21.0 million, or 128.0%, from the second quarter of fiscal 2021 to the second quarter of fiscal 2022 and increased $53.7 million, or 233.5%, from the first six months of fiscal 2021 to the first six months of fiscal 2022. These increases were a result of an increase in gross profit, partially offset by an increase in operating expenses excluding depreciation and amortization driven by the acquisition of Core-Mark. Gross profit increased $252.3 million, or 374.7%, for the second quarter fiscal 2022 and $381.7 million, or 305.2%, for the first six months of fiscal 2022 compared to the respective prior year periods. Core-Mark contributed gross profit of $245.2 million in the second quarter of fiscal 2022, and $334.3 million since the acquisition date, which includes $8.8 million of amortization of the step up in fair value of inventory acquired. Gross profit as a percentage of net sales increased from 4.9% for the second quarter of fiscal 2021 to 5.6% for the second quarter of fiscal 2022 and from 4.5% for the first six months of fiscal 2021 to 5.7% the first six months of fiscal 2022 as a result of the Core-Mark acquisition.

Operating expenses, excluding depreciation and amortization, increased $231.8 million, or 456.9%, for the second quarter of fiscal 2022 and increased $328.1 million, or 321.1%, for the first six months of fiscal 2022 compared to the prior year periods. Operating expenses increased primarily as a result of the acquisition of Core-Mark, which contributed an additional $213.2 million of operating expenses in the second quarter of fiscal 2022 and an additional $290.5 million of operating expenses since the acquisition date. Operating expenses also experienced increases in personnel expense and fuel expense in the second quarter and first six months of fiscal 2022 as compared to prior year periods.

Depreciation and amortization of intangible assets recorded in this segment increased from $2.4 million in the second quarter of fiscal 2021 to $36.6 million in the second quarter of fiscal 2022 and increased from $4.2 million in the first six months of fiscal 2021 to $51.7 million in the first six months of fiscal 2022. Depreciation of fixed assets and amortization of intangible assets increased as a result of the Core-Mark acquisition. Total depreciation and amortization related to the acquisition of Core-Mark was $32.8 million and $44.1 million in the second quarter and the period since the acquisition date, respectively. The remaining increase was the result of recent capital outlays for transportation and warehouse equipment and information technology.

Segment Results—Corporate & All Other

Three and six months ended January 1, 2022 compared to the three and six months ended December 26, 2020

Net Sales

Net sales for Corporate & All Other increased $23.2 million from the second quarter of fiscal 2021 to the second quarter of fiscal 2022 and increased $42.9 million from the first six months of fiscal 2021 to the first six months of fiscal 2022. The increases were primarily attributable to an increase in logistics services provided to our other segments for increased case volume.

EBITDA

EBITDA for Corporate & All Other was a negative $71.5 million for the second quarter of fiscal 2022 compared to a negative $46.5 million for the second quarter of fiscal 2021 and was a negative $152.2 million for the first six months of fiscal 2022 compared to a negative $95.5 million for the first six months of fiscal 2021. The decline in EBITDA was primarily driven by increases in personnel expense, increases in stock-based compensation expense of $6.7 million and $12.0 million, and increases in professional fees of $1.7 million and $23.0 million related to recent acquisitions for the second quarter of fiscal 2022 and first six months of fiscal 2022, respectively, as compared to the respective prior year periods.

Depreciation and amortization of intangible assets recorded in this segment decreased from $7.7 million in the second quarter of fiscal 2021 to $6.1 million in the second quarter of fiscal 2022 and decreased from $16.3 million in the first six months of fiscal 2021 to $12.3 million in the first six months of fiscal 2022 as a result of accelerated depreciation for abandoned information technology projects in the prior year.

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

Our cash requirements over the next 12 months and beyond relate to our long-term debt and associated interest payments, operating and finance leases, and purchase obligations. For information regarding the Company’s expected cash requirements related to long-term debt and operating and finance leases, see Note 6. Debt and Note 7. Leases, respectively, of the consolidated financial statements. As of January 1, 2022, the Company had total purchase obligations of $121.1 million, which includes agreements for purchases related to capital projects and services in the normal course of business, for which all significant terms have been confirmed, as well as a minimum amount due for various Company meetings and conferences. Purchase obligations also include amounts committed to various capital projects in process or scheduled to be completed in the coming fiscal years. As of January 1, 2022, the Company had commitments of $83.3 million for capital projects related to warehouse expansion and improvements and warehouse equipment. The Company anticipates using cash flows from operations or borrowings under the ABL Facility to fulfill these commitments. Amounts due under these agreements were not included in the Company’s consolidated balance sheet as of January 1, 2022.

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

As of January 1, 2022, our cash balance totaled $16.7 million, including restricted cash of $7.1 million, as compared to a cash balance totaling $22.2 million, including restricted cash of $11.1 million, as of July 3, 2021.

Six months ended January 1, 2022 compared to the six months ended December 26, 2020

Operating Activities

During the first six months of fiscal 2022 and fiscal 2021, our operating activities provided cash flow of $153.8 million and used cash flow $24.4 million, respectively. The increase in cash flow provided by operating activities in the first six months of fiscal 2022 compared to the first six months of fiscal 2021 was largely driven by improvements in working capital and the prior year payment of $117.3 million of contingent consideration related to the acquisition of Eby-Brown.

Investing Activities

Cash used in investing activities totaled $1,718.7 million in the first six months of fiscal 2022 compared to $88.8 million in the first six months of fiscal 2021. These investments consisted primarily of cash paid for recent acquisitions of $1,651.1 million in the first six months of fiscal 2022 compared to $12.2 million of payments for one acquisition in the first six months of fiscal 2021, along with capital purchases of property, plant, and equipment of $68.5 million and $83.0 million for the first six months of fiscal 2022 and the first six months of fiscal 2021, respectively. For the first six months of fiscal 2022, purchases of property, plant, and equipment primarily consisted of outlays for information technology, warehouse equipment, warehouse expansions and improvements, and transportation equipment. The following table presents the capital purchases of property, plant, and equipment by segment. Capital expenditures for the six months ended December 26, 2020 have been restated to reflect the segment changes discussed above.

	Six Months Ended
(Dollars in millions)	January 1, 2022	December 26, 2020
Foodservice	$46.7	$20.0
Vistar	5.3	35.1
Convenience	10.0	19.4
Corporate & All Other	6.5	8.5
Total capital purchases of property, plant and equipment	$68.5	$83.0

Financing Activities

During the first six months of fiscal 2022, our financing activities provided cash flow of $1,559.4 million, which consisted primarily of $1.0 billion in cash received from the issuance and sale of the Notes due 2029 and $962.7 million in net borrowings under our Prior Credit Agreement and ABL facility, partially offset by $350.0 million in cash used for the repayment of the Notes due 2024.

During the first six months of fiscal 2021, our financing activities provided cash flow of $109.2 million, which consisted primarily of $256.2 million in net borrowings under our ABL facility, partially offset by $136.3 million in payments related to recent acquisitions.

The following describes our financing arrangements as of January 1, 2022:

Credit Facility: PFGC, a wholly-owned subsidiary of the Company, was a party to the Prior Credit Agreement. The Prior Credit Agreement had an aggregate principal amount of $3.0 billion under the revolving loan facility and was scheduled to mature on December 20, 2024.

On September 17, 2021, PFGC and Performance Food Group, Inc. entered into the ABL Facility with Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent, and the other lenders party thereto, which amended the Prior Credit Agreement. The ABL Facility, among other things, (i) increases the aggregate principal amount available under the revolving loan facility from $3.0 billion under the Prior Credit Agreement to $4.0 billion under the ABL Facility, (ii) extends the stated maturity date from December 30, 2024 under the Prior Credit Agreement to September 17, 2026 under the ABL Facility, and (iii) includes an alternative reference rate, which provides mechanisms for the use of the Secured Overnight Financing Rate as a replacement rate upon a LIBOR cessation event.

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

Borrowings under the ABL Facility bear interest, at Performance Food Group, Inc.’s option, at (a) the Base Rate (defined as the greater of (i) the Federal Funds Rate in effect on such date plus 0.5%, (ii) the Prime Rate on such day, or (iii) one month LIBOR plus 1.0%) plus a spread, or (b) LIBOR plus a spread. The ABL Facility also provides for an unused commitment fee rate of 0.25% per annum.

The following table summarizes outstanding borrowings, availability, and the average interest rate under the Prior Credit Agreement and the ABL Facility:

(Dollars in millions)	As of January 1, 2022	As of July 3, 2021
Aggregate borrowings	$1,549.0	$586.3
Letters of credit under ABL Facility	200.2	161.7
Excess availability, net of lenders’ reserves of $95.7 and $55.1	2,250.8	2,252.0
Average interest rate	1.57%	2.32%

The ABL Facility contains covenants requiring the maintenance of a minimum consolidated fixed charge coverage ratio if excess availability falls below the greater of (i) $320.0 million and (ii) 10% of the lesser of the borrowing base and the revolving credit facility amount for five consecutive business days. The ABL Facility also contains customary restrictive covenants that include, but are not limited to, restrictions on PFGC’s and certain of its subsidiary's ability to incur additional indebtedness, pay dividends, create liens, make investments or specified payments, and dispose of assets. The ABL Facility provides for customary events of default, including payment defaults and cross-defaults on other material indebtedness. If an event of default occurs and is continuing, amounts due under such agreement may be accelerated and the rights and remedies of the lenders under the ABL Facility may be exercised, including rights with respect to the collateral securing the obligations under such agreement.

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

As of January 1, 2022, the Company was in compliance with all of the covenants under the ABL Facility and the indentures governing the Notes due 2025, the Notes due 2027 and the Notes due 2029.

Total Assets by Segment

Total assets by segment discussed below exclude intercompany receivables between segments and amounts in prior periods have been restated to reflect the changes to our reportable segments as of January 1, 2022.

Total assets for Foodservice increased $846.8 million from $5,341.9 million as of December 26, 2020 to $6,188.7 million as of January 1, 2022. During this time period, this segment increased its inventory, accounts receivable, property, plant and equipment, and goodwill, primarily due to a recent acquisition, partially offset by decreases in intangible assets and operating lease right-of-use assets. Total assets for Foodservice increased $397.0 million from $5,791.7 million as of July 3, 2021 to $6,188.7 million as of January 1, 2022. During this time period, the segment increased its inventory, property, plant and equipment, goodwill, and intangible assets, partially offset by a decrease in accounts receivable.

Total assets for Vistar increased $203.2 million from $903.5 million as of December 26, 2020 to $1,106.7 million as of January 1, 2022. During this time period, this segment increased its accounts receivable, inventory, operating lease right-of-use assets, and property, plant and equipment, partially offset by a decrease in intangible assets. Total assets for Vistar increased $58.2 million from $1,048.5 million as of July 3, 2021 to $1,106.7 million as of January 1, 2022. During this time period, the segment increased its inventory, accounts receivable, and property, plant and equipment, partially offset by decreases in intangible assets and operating lease right-of-use assets.

Total assets for Convenience increased $3,769.5 million from $555.0 million as of December 26, 2020 to $4,324.5 million as of January 1, 2022. Total assets for Convenience increased $3,645.3 million from $679.2 million as of July 3, 2021 to $4,324.5 million as of January 1, 2022. During both time periods, the segment increased its inventory, goodwill, intangible assets, accounts receivable, property, plant and equipment, operating lease right-of-use assets, prepaid expenses, and other assets as a result of the Core-Mark acquisition.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) under the Exchange Act), that occurred during the fiscal quarter ended January 1, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information relating to our purchases of the Company’s common stock during the second quarter of fiscal 2022.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan (in millions)(2)
October 3, 2021—October 30, 2021	563	$47.84	—	$235.7
October 31, 2021—November 27, 2021	—	$-	—	$235.7
November 28, 2021—January 1, 2022	60,977	$45.88	—	$235.7
Total	61,540	$45.90	—

(1)
During the second quarter of fiscal 2022, the Company repurchased 61,540 shares of the Company’s common stock via share withholding for payroll tax obligations due from employees in connection with the delivery of shares of the Company’s common stock under our incentive plans.

(2)
On November 13, 2018, the Board of Directors authorized a share repurchase program for up to $250 million of the Company’s outstanding common stock. The share repurchase program does not have an expiration date and may be amended, suspended, discontinued at any time. Repurchases under this program depend upon market place conditions and other factors, including compliance with the covenants under the ABL Facility and the indentures governing the Notes due 2025, Notes due 2027, and Notes due 2029. The share repurchase program remains subject to the discretion of the Board of Directors. On March 23, 2020, the Company discontinued further purchases under the plan and, therefore, no shares were repurchased subsequent to this date. As of January 1, 2022, approximately $235.7 million remained available for additional share repurchases.

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

PERFORMANCE FOOD GROUP COMPANY (Registrant)

Dated: February 9, 2022	By:	/s/ James D. Hope
	Name:	James D. Hope
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)