Form 10-Q
period 2022-04-02
Performance Food Group Co
filed 2022-05-11
CIK 1618673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to ___________

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

155,001,940 shares of common stock were outstanding as of May 4, 2022.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q (this “Form 10-Q”) may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. All statements, other than statements of historical facts included in this Form 10-Q, including statements concerning our plans, objectives, goals, beliefs, business strategies, future events, business conditions, our results of operations, financial position, our business outlook, business trends and other information are forward-looking statements. Words such as “estimates,” “expects,” “contemplates,” “will,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts,” “may,” “should” and variations of such words or similar expressions are intended to identify forward-looking statements. The forward-looking statements are not historical facts, and are based upon our current expectations, beliefs, estimates, projections, and various assumptions, many of which, by their nature, are inherently uncertain and beyond our control. Our expectations, beliefs, estimates and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs, estimates and projections will result or be achieved, and actual results may vary materially from what is expressed in or indicated by the forward-looking statements.

There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. Such risks, uncertainties and other important factors that could cause actual results to differ include, among others, the risks, uncertainties and factors set forth under Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended July 3, 2021 (the “Form 10-K”), as such risk factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission (the “SEC”), including under Part II, Item 1A, Risk Factors of this Form 10-Q, and are accessible on the SEC’s website at www.sec.gov, and also include the following:

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
•
changes in eating habits of consumers;
•
extreme weather conditions, including hurricane, earthquake and natural disaster damage;
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
•
environmental, health, and safety costs, including compliance with current and future environmental laws and regulations relating to carbon emissions and the effects of global warming;
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

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except per share data)	As of April 2, 2022	As of July 3, 2021
ASSETS
Current assets:
Cash	$13.7	$11.1
Accounts receivable, less allowances of $56.5 and $42.6	2,185.7	1,580.0
Inventories, net	3,085.3	1,839.4
Income taxes receivable	57.6	49.6
Prepaid expenses and other current assets	226.1	100.3
Total current assets	5,568.4	3,580.4
Goodwill	2,291.5	1,354.7
Other intangible assets, net	1,243.8	796.4
Property, plant and equipment, net	2,104.7	1,589.6
Operating lease right-of-use assets	642.8	438.7
Restricted cash	7.1	11.1
Other assets	121.3	74.8
Total assets	$11,979.6	$7,845.7
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable and outstanding checks in excess of deposits	2,556.3	1,776.5
Accrued expenses and other current liabilities	758.6	625.0
Finance lease obligations—current installments	76.2	48.7
Operating lease obligations—current installments	112.8	77.0
Total current liabilities	3,503.9	2,527.2
Long-term debt	3,721.1	2,240.5
Deferred income tax liability, net	423.8	140.4
Finance lease obligations, excluding current installments	362.4	255.0
Operating lease obligations, excluding current installments	546.8	378.0
Other long-term liabilities	217.1	198.5
Total liabilities	8,775.1	5,739.6
Commitments and contingencies (Note 10)
Shareholders’ equity:
Common Stock: $0.01 par value per share, 1.0 billion shares authorized, 153.3 million shares issued and outstanding as of April 2, 2022; 132.5 million shares issued and outstanding as of July 3, 2021	1.5	1.3
Additional paid-in capital	2,797.1	1,752.8
Accumulated other comprehensive income (loss), net of tax (expense) benefit of $(4.1) and $1.9	12.1	(5.3)
Retained earnings	393.8	357.3
Total shareholders’ equity	3,204.5	2,106.1
Total liabilities and shareholders’ equity	$11,979.6	$7,845.7

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per share data)	Three Months Ended April 2, 2022	Three Months Ended March 27, 2021	Nine Months Ended April 2, 2022	Nine Months Ended March 27, 2021
Net sales	$13,079.0	$7,202.5	$36,304.1	$21,094.5
Cost of goods sold	11,733.4	6,369.8	32,537.4	18,635.2
Gross profit	1,345.6	832.7	3,766.7	2,459.3
Operating expenses	1,277.0	809.3	3,592.1	2,339.2
Operating profit	68.6	23.4	174.6	120.1
Other expense, net:
Interest expense	45.9	37.1	135.1	114.0
Other, net	(11.3)	(1.6)	(11.4)	(4.7)
Other expense, net	34.6	35.5	123.7	109.3
Income (loss) before taxes	34.0	(12.1)	50.9	10.8
Income tax expense (benefit)	10.6	(4.5)	14.4	1.5
Net income (loss)	$23.4	$(7.6)	$36.5	$9.3
Weighted-average common shares outstanding:
Basic	153.3	132.3	148.6	132.0
Diluted	154.9	132.3	150.2	133.2
Earnings (loss) per common share:
Basic	$0.15	$(0.06)	$0.25	$0.07
Diluted	$0.15	$(0.06)	$0.24	$0.07

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

($ in millions)	Three Months Ended April 2, 2022	Three Months Ended March 27, 2021	Nine Months Ended April 2, 2022	Nine Months Ended March 27, 2021
Net income (loss)	$23.4	$(7.6)	$36.5	$9.3
Other comprehensive income, net of tax:
Interest rate swaps:
Change in fair value, net of tax	10.5	2.2	13.6	2.1
Reclassification adjustment, net of tax	0.7	0.6	3.4	2.0
Foreign currency translation adjustment, net of tax	0.4	—	0.4	—
Other comprehensive income	11.6	2.8	17.4	4.1
Total comprehensive income (loss)	$35.0	$(4.8)	$53.9	$13.4

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Shareholders’
(In millions)	Shares	Amount	Capital	(Loss) Income	Earnings	Equity
Balance as of December 26, 2020	132.0	$1.3	$1,721.1	$(9.0)	$333.5	$2,046.9
Net loss	—	—	—	—	(7.6)	(7.6)
Interest rate swaps	—	—	—	2.8	—	2.8
Issuance of common stock under stock-based compensation plans	0.2	—	1.0	—	—	1.0
Issuance of common stock under employee stock purchase plan	0.1	—	8.5	—	—	8.5
Stock-based compensation expense	—	—	6.1	—	—	6.1
Balance as of March 27, 2021	132.3	$1.3	$1,736.7	$(6.2)	$325.9	$2,057.7

Balance as of January 1, 2022	153.3	$1.5	$2,788.5	$0.5	$370.4	$3,160.9
Net income	—	—	—	—	23.4	23.4
Interest rate swaps	—	—	—	11.2	—	11.2
Foreign currency translation adjustment	—	—	—	0.4	—	0.4
Issuance of common stock under stock-based compensation plans	—	—	(1.2)	—	—	(1.2)
Issuance of common stock under employee stock purchase plan	—	—	—	—	—	—
Stock-based compensation expense	—	—	9.8	—	—	9.8
Balance as of April 2, 2022	153.3	$1.5	$2,797.1	$12.1	$393.8	$3,204.5

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Shareholders’
(In millions)	Shares	Amount	Capital	(Loss) Income	Earnings	Equity
Balance as of June 27, 2020	131.3	$1.3	$1,703.0	$(10.3)	$316.6	$2,010.6
Net income	—	—	—	—	9.3	9.3
Interest rate swaps	—	—	—	4.1	—	4.1
Issuance of common stock under stock-based compensation plans	0.6	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	0.4	—	16.3	—	—	16.3
Stock-based compensation expense	—	—	17.4	—	—	17.4
Balance as of March 27, 2021	132.3	$1.3	$1,736.7	$(6.2)	$325.9	$2,057.7

Balance as of July 3, 2021	132.5	1.3	1,752.8	(5.3)	357.3	2,106.1
Net income	—	—	—	—	36.5	36.5
Interest rate swaps	—	—	—	17.0	—	17.0
Foreign currency translation adjustment	—	—	—	0.4	—	0.4
Issuance of common stock under stock-based compensation plans	0.6	—	(8.0)	—	—	(8.0)
Issuance of common stock under employee stock purchase plan	0.3	—	12.3	—	—	12.3
Conversion of Core-Mark shares of common stock	19.9	0.2	998.6	—	—	998.8
Conversion of Core-Mark stock-based compensation (1)	—	—	9.2	—	—	9.2
Stock-based compensation expense	—	—	32.2	—	—	32.2
Balance as of April 2, 2022	153.3	$1.5	$2,797.1	$12.1	$393.8	$3,204.5

(1) Represents the portion of replacement stock-based compensation awards that relates to pre-combination vesting.

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

($ in millions)	Nine Months Ended April 2, 2022	Nine Months Ended March 27, 2021
Cash flows from operating activities:
Net income	$36.5	$9.3
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	203.2	158.4
Amortization of intangible assets	136.1	88.7
Amortization of deferred financing costs	7.1	10.5
Provision for losses on accounts receivables	8.2	(7.9)
Change in LIFO reserve	55.3	9.3
Stock compensation expense	34.9	19.3
Deferred income tax (benefit) expense	(3.8)	3.6
Loss on extinguishment of debt	3.2	—
Other non-cash activities	14.4	2.6
Changes in operating assets and liabilities, net
Accounts receivable	(68.4)	(123.5)
Inventories	(171.5)	1.8
Income taxes receivable	18.3	114.8
Prepaid expenses and other assets	1.5	(31.9)
Trade accounts payable and outstanding checks in excess of deposits	177.4	(95.6)
Accrued expenses and other liabilities	(61.8)	13.7
Net cash provided by operating activities	390.6	173.1
Cash flows from investing activities:
Purchases of property, plant and equipment	(140.8)	(118.9)
Net cash paid for acquisitions	(1,651.1)	(18.1)
Proceeds from sale of property, plant and equipment and other	3.7	6.6
Net cash used in investing activities	(1,788.2)	(130.4)
Cash flows from financing activities:
Net borrowings (payments) under ABL Facility	835.7	(103.8)
Payment of Additional Junior Term Loan	—	(110.0)
Borrowing of Notes due 2029	1,000.0	—
Repayment of Notes due 2024	(350.0)	—
Cash paid for debt issuance, extinguishment and modifications	(24.9)	(0.1)
Payments under finance lease obligations	(67.4)	(27.3)
Payments on financed property, plant and equipment	(0.1)	(0.6)
Cash paid for acquisitions	(1.4)	(136.4)
Proceeds from employee stock purchase plan	12.3	16.3
Proceeds from exercise of stock options	2.7	4.2
Cash paid for shares withheld to cover taxes	(10.7)	(4.2)
Net cash provided by (used in) financing activities	1,396.2	(361.9)
Net decrease in cash and restricted cash	(1.4)	(319.2)
Cash and restricted cash, beginning of period	22.2	431.8
Cash and restricted cash, end of period	$20.8	$112.6

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

(In millions)	As of April 2, 2022	As of July 3, 2021
Cash	$13.7	$11.1
Restricted cash(1)	7.1	11.1
Total cash and restricted cash	$20.8	$22.2

(1)
Restricted cash represents the amounts required by insurers to collateralize a part of the deductibles for the Company’s workers’ compensation and liability claims.

Supplemental disclosures of non-cash transactions are as follows:

(In millions)	Nine Months Ended April 2, 2022	Nine Months Ended March 27, 2021
Debt assumed through finance lease obligations	$96.7	$102.9
Purchases of property, plant and equipment, financed	0.5	0.3
Non-cash issuance of PFG stock in exchange for Core-Mark stock	1,008.0	—

Supplemental disclosures of cash flow information are as follows:

(In millions)	Nine Months Ended April 2, 2022	Nine Months Ended March 27, 2021
Cash paid (received) during the year for:
Interest	$101.8	$81.2
Income tax payments (refunds), net	3.0	(117.8)

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

The results of operations are not necessarily indicative of the results to be expected for the full fiscal year. Therefore, these financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K. Certain footnote disclosures included in annual financial statements prepared in accordance with GAAP have been condensed or omitted herein pursuant to applicable rules and regulations for interim financial statements.

Foreign Currency Translation

As a result of the Core-Mark acquisition on September 1, 2021, PFG now has operations in Canada. The assets and liabilities of the Company’s Canadian operations, whose functional currency is the Canadian dollar, are translated to U.S. dollars at exchange rates in effect at period-end. Translation gains and losses are recorded in Accumulated Other Comprehensive Income (“AOCI”) as a component of stockholders’ equity. Revenue and expenses from Canadian operations are translated using the monthly average exchange rates in effect during the period in which the transactions occur. The Company also recognizes gains or losses on foreign currency exchange transactions between its Canadian and U.S. operations, net of applicable income taxes, in the consolidated statements of operations. The Company currently does not hedge Canadian foreign currency cash flows.

3.
Recently Issued Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The update simplifies the accounting for income taxes by removing certain exceptions for intra-period tax allocations, the recognition of deferred tax liabilities after a foreign subsidiary transitions to or from equity method accounting, and the methodology of calculating income taxes in an interim period with year-to-date losses. Additionally, the guidance provides additional clarification on other areas, including step-up of the tax basis of goodwill recorded as part of an acquisition and the treatment of franchise taxes that are partially based on income. This pronouncement is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. Companies are required to apply the standard on a prospective basis, except for certain sections of the guidance which shall be applied on a retrospective or modified retrospective basis. The Company adopted this new ASU in the first quarter of fiscal 2022 and concluded that it does not have a material impact on the Company's consolidated financial statements.

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

4.
Revenue Recognition

The Company markets and distributes primarily national and Company-branded food and food-related products to customer locations across the United States and Canada. The Foodservice segment primarily services restaurants and supplies a “broad line” of products to its customers, including the Company’s Performance Brands and custom-cut meats and seafood, as well as products that are specific to each customer’s menu requirements. Vistar specializes in distributing candy, snacks, beverages, and other items nationally to vending, office coffee service, theater, retail, hospitality, and other channels. The Convenience segment distributes candy, snacks, beverages, cigarettes, other tobacco products, food and food-service products, and other items to convenience stores across the United States and Canada. The Company disaggregates revenue by customer type and product offerings and determined that disaggregating revenue at the segment level achieves the disclosure objective to depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. Refer to Note 14. Segment Information for external revenue by reportable segment.

The Company has customer contracts in which incentives are paid upfront to certain customers. These payments have become industry practice and are not related to financing the customer’s business, nor are they associated with any distinct good or service to be received from the customer. These incentive payments are capitalized and amortized over the life of the contract or the expected life of the customer relationship on a straight-line basis. The Company’s contract asset for these incentives totaled $24.5 million and $19.9 million as of April 2, 2022 and July 3, 2021, respectively.

5.
Business Combinations

During the first nine months of fiscal 2022, the Company made two acquisitions in cash and stock transactions totaling $2.7 billion and included below is information related to the Company's material acquisition of Core-Mark.

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

Assets acquired and liabilities assumed are recognized at their respective fair values as of the acquisition date of September 1, 2021. The following table summarizes the preliminary purchase price allocation for each major class of assets acquired and liabilities assumed for the Core-Mark acquisition:

(In millions)	Fiscal 2022
Net working capital	$979.9
Goodwill	867.3
Intangible assets with definite lives:
Customer relationships	360.0
Trade names	140.0
Technology	7.0
Property, plant and equipment	391.7
Operating lease right-of-use assets	234.4
Other assets	26.1
Deferred tax liabilities	(239.5)
Finance lease obligations	(105.6)
Operating lease obligations	(220.7)
Other liabilities	(46.5)
Total purchase price	$2,394.1

Intangible assets consist primarily of customer relationships, trade names, and technology with useful lives of 11 years, 5 years, and 5 years, respectively, and a total weighted-average useful life of 9.3 years. The excess of the estimated fair value of assets acquired and the liabilities assumed over consideration paid was recorded as $867.3 million of goodwill on the acquisition date. The goodwill reflects the value to the Company associated with the expansion of geographic reach and scale of our distribution footprint and enhancements to the Company’s customer base.

The net sales and net loss related to Core-Mark recorded in the Company’s Consolidated Statements of Operations for the three months ended April 2, 2022 are $4.1 billion and $5.1 million, respectively. The net sales and net loss related to Core-Mark recorded in the Company’s Consolidated Statements of Operations since the acquisition date of September 1, 2021 are $9.9 billion and $9.5 million, respectively. The net loss related to Core-Mark for the third quarter of fiscal 2022 and since the acquisition date was driven by purchase accounting and last-in-first-out (“LIFO”) inventory reserve adjustments.

The following table summarizes the unaudited pro-forma consolidated financial information of the Company as if the acquisition had occurred on June 28, 2020.

	Three Months Ended		Nine Months Ended
(in millions)	April 2, 2022	March 27, 2021	April 2, 2022	March 27, 2021
Net sales	$13,079.0	$11,134.7	$39,382.4	$33,781.4
Net income (loss)	25.0	(16.7)	72.3	(48.7)

These pro-forma results include nonrecurring pro-forma adjustments related to acquisition costs incurred, including the amortization of the step up in fair value of inventory acquired. The pro-forma net income for the nine months ended March 27, 2021 includes $59.0 million, after-tax, of acquisition costs assuming the acquisition had occurred on June 28, 2020. The recurring pro-forma adjustments include estimates of interest expense for the Company's 4.250% Senior Notes due 2029 ("Notes due 2029") and estimates of depreciation and amortization associated with fair value adjustments for property, plant and equipment and intangible assets acquired.

These unaudited pro-forma results do not necessarily represent financial results that would have been achieved had the acquisition actually occurred on June 28, 2020 or future consolidated results of operations of the Company.

Other

The acquisition of Eby-Brown Company LLC (“Eby-Brown”) in fiscal 2019 included contingent consideration, including earnout payments in the event certain operating results were achieved during a defined post-closing period. In the first quarter of fiscal 2021, the Company paid the first earnout payment of $185.6 million, which included $68.3 million recorded as a financing activity cash outflow and $117.3 million recorded as an operating activity cash outflow in the consolidated statement of cash flows for the nine months ended March 27, 2021.

6.
Debt

The Company is a holding company and conducts its operations through its subsidiaries, which have incurred or guaranteed indebtedness as described below.

Debt consisted of the following:

(In millions)	As of April 2, 2022	As of July 3, 2021
ABL Facility	$1,422.0	$586.3
5.500% Notes due 2024	-	350.0
6.875% Notes due 2025	275.0	275.0
5.500% Notes due 2027	1,060.0	1,060.0
4.250% Notes due 2029	1,000.0	-
Less: Original issue discount and deferred financing costs	(35.9)	(30.8)
Long-term debt	3,721.1	2,240.5
Less: current installments	-	-
Total debt, excluding current installments	$3,721.1	$2,240.5

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

The following table summarizes outstanding borrowings, availability, and the average interest rate under the Company's credit agreements:

(Dollars in millions)	As of April 2, 2022	As of July 3, 2021
Aggregate borrowings	$1,422.0	$586.3
Letters of credit under ABL Facility	203.7	161.7
Excess availability, net of lenders’ reserves of $101.9 and $55.1	2,374.3	2,252.0
Average interest rate	2.09%	2.32%

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

Certain of the leases for tractors, trailers, and other vehicles and equipment provide for residual value guarantees to the lessors. Circumstances that would require the subsidiary to perform under the guarantees include either (1) default on the leases with the leased assets being sold for less than the specified residual values in the lease agreements, or (2) decisions not to purchase the assets at the end of the lease terms combined with the sale of the assets, with sales proceeds less than the residual value of the leased assets specified in the lease agreements. Residual value guarantees under these operating lease agreements typically range between 6% and 20% of the value of the leased assets at inception of the lease. These leases have original terms ranging from 5 to 7 years and are set to expire at various dates ranging from 2022 to 2028. As of April 2, 2022, the undiscounted maximum amount of potential future payments for lease residual value guarantees totaled approximately $16.2 million, which would be mitigated by the fair value of the leased assets at lease expiration.

The following table presents the location of the right-of-use assets and lease liabilities in the Company's consolidated balance sheet as of April 2, 2022 and July 3, 2021 (in millions), as well as the weighted-average lease term and discount rate for the Company's leases:

Leases	Consolidated Balance Sheet Location	As of April 2, 2022	As of July 3, 2021
Assets:
Operating	Operating lease right-of-use assets	$642.8	$438.7
Finance	Property, plant and equipment, net	456.8	294.6
Total lease assets		$1,099.6	$733.3
Liabilities:
Current
Operating	Operating lease obligations—current installments	$112.8	$77.0
Finance	Finance lease obligations—current installments	76.2	48.7
Non-current
Operating	Operating lease obligations, excluding current installments	546.8	378.0
Finance	Finance lease obligations, excluding current installments	362.4	255.0
Total lease liabilities		$1,098.2	$758.7

Weighted average remaining lease term
Operating leases		8.5 years	8.6 years
Finance leases		5.8 years	6.2 years
Weighted average discount rate
Operating leases		3.9%	4.6%
Finance leases		3.6%	4.5%

The following table presents the location of lease costs in the Company’s consolidated statement of operations for the periods reported (in millions):

		Three Months Ended		Nine Months Ended
Lease Cost	Statement of Operations Location	April 2, 2022	March 27, 2021	April 2, 2022	March 27, 2021
Finance lease cost:
Amortization of finance lease assets	Operating expenses	$20.6	$10.0	$51.9	$25.8
Interest on lease liabilities	Interest expense	4.2	3.3	12.4	9.3
Total finance lease cost		$24.8	$13.3	$64.3	$35.1
Operating lease cost	Operating expenses	43.6	25.8	111.9	81.1
Short-term lease cost	Operating expenses	10.9	5.9	39.5	14.9
Total lease cost		$79.3	$45.0	$215.7	$131.1

The following table presents the supplemental cash flow information related to leases for the periods reported (in millions):

(In millions)	Nine Months Ended April 2, 2022	Nine Months Ended March 27, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$99.0	$75.6
Operating cash flows from finance leases	12.4	9.3
Financing cash flows from finance leases	67.4	27.3
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	63.5	81.9
Finance leases	96.7	102.9

The following table presents the future minimum lease payments under non-cancelable leases as of April 2, 2022 (in millions):

Fiscal Year	Operating Leases	Finance Leases
Remainder of 2022	$35.1	$22.5
2023	130.9	90.2
2024	107.2	88.4
2025	89.4	81.3
2026	74.1	76.8
Thereafter	349.5	126.9
Total future minimum lease payments	$786.2	$486.1
Less: Interest	126.6	47.5
Present value of future minimum lease payments	$659.6	$438.6

As of April 2, 2022, the Company has additional operating leases that have not yet commenced, which total $428.3 million in future minimum lease payments. These leases relate primarily to warehouse and vehicle leases and are expected to commence in fiscal 2022 with lease terms of 1 to 20 years.

8.
Fair Value of Financial Instruments

The carrying values of cash, accounts receivable, outstanding checks in excess of deposits, trade accounts payable, and accrued expenses approximate their fair values because of the relatively short maturities of those instruments. The derivative assets and liabilities are recorded at fair value on the balance sheet. The fair value of long-term debt, which has a carrying value of $3,721.1 million and $2,240.5 million, is $3,671.2 million and $2,346.2 million at April 2, 2022 and July 3, 2021, respectively, and is determined by reviewing current market pricing related to comparable debt issued at the time of the balance sheet date, and is considered a Level 2 measurement.

9.
Income Taxes

The determination of the Company’s overall effective tax rate requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. The effective tax rate reflects the income earned and taxed in various federal, state, and foreign jurisdictions. Tax law changes, increases and decreases in temporary and permanent differences between book and tax items, tax credits, and the Company’s change in income in each jurisdiction all affect the overall effective tax rate. It is the Company’s practice to recognize interest and penalties related to uncertain tax positions in income tax expense.

The Company’s effective tax rate was 31.3% for the three months ended April 2, 2022 and 37.1% for the three months ended March 27, 2021. The Company’s effective tax rate was 28.4% for the nine months ended April 2, 2022 and 14.2% for the nine months ended March 27, 2021. The effective tax rate varies from the 21% statutory rate primarily due to state taxes, federal credits, and other permanent items. The excess tax benefit of exercised and vested stock awards is treated as a discrete item. The effective tax rates for periods ended April 2, 2022 differed from the prior year periods due to the increase of state taxes and non-deductible expenses as a percentage of book income and the decrease in deductible discrete items related to stock-based compensation as a percentage of book income.

As of April 2, 2022 and July 3, 2021, the Company had net deferred tax assets of $264.1 million and $159.2 million, respectively, and deferred tax liabilities of $687.9 million and $299.6 million, respectively. As of April 2, 2022 and July 3, 2021, the Company had established a valuation allowance of $1.3 million and $0.7 million, respectively, net of federal benefit, against deferred tax assets related to certain net operating losses which are not likely to be realized due to limitations on utilization. The change in the deferred tax balances and the valuation allowance relates primarily to the fiscal 2022 acquisitions' deferred tax assets and deferred taxes established in purchase accounting. The Company believes that it is more likely than not that the remaining deferred tax assets will be realized.

The Company records a liability for Uncertain Tax Positions in accordance with FASB ASC 740-10-25, Income Taxes – General – Recognition. As of April 2, 2022 and July 3, 2021, the Company had approximately $0.3 million and $0.3 million of unrecognized tax benefits, respectively. The Company does not expect a material decrease in unrecognized tax benefits will occur in the next twelve months.

10.
Commitments and Contingencies

Purchase Obligations

The Company had outstanding contracts and purchase orders of $168.8 million related to capital projects and services including purchases of compressed natural gas for its trucking fleet at April 2, 2022. Amounts due under these contracts were not included on the Company’s consolidated balance sheet as of April 2, 2022.

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

JUUL Labs, Inc. Marketing Sales Practices, and Products Liability Litigation. In October 2019, a Multidistrict Litigation action (“MDL”) was initiated in order to centralize litigation against JUUL Labs, Inc. (“JUUL”) and other parties in connection with JUUL’s e-cigarettes and related devices and components in the United States District Court for the Northern District of California. On March 11, 2020, counsel for plaintiffs and the Plaintiffs’ Steering Committee filed a Master Complaint in the MDL ("master Complaint") naming, among several other entities and individuals including JUUL, Altria Group, Inc., Philip Morris USA, Inc., Altria Client Services LLC, Altria Group Distribution Company, Altria Enterprises LLC, certain members of management and/or individual investors in JUUL, various e-liquid manufacturers, and various retailers, including the Company’s subsidiaries Eby-Brown and Core-Mark, as defendants. The Master Complaint also named additional distributors of JUUL products (collectively with Eby-Brown and Core-Mark, the “Distributor Defendants”). The Master Complaint contains various state law claims and alleges that the Distributor Defendants: (i) failed to disclose JUUL’s nicotine contents or the risks associated; (ii) pushed a product designed for a youth market; (iii) engaged with JUUL in planning and marketing its product in a manner designed to maximize the flow of JUUL products; (iv) met with JUUL management in San Francisco, California to further these business dealings; and (v) received incentives and business development funds for marketing and efficient sales. Individual plaintiffs may also file separate and abbreviated Short Form Complaints (“SFC”) that incorporate the allegations in the Master Complaint. JUUL, and Eby-Brown are parties to a Domestic Wholesale Distribution Agreement dated March 10, 2020 (the "Distribution Agreement"), and JUUL has agreed to defend and indemnify Eby-Brown under the terms of that agreement and is paying Eby-Brown’s outside counsel fees directly. In addition, Core-Mark and JUUL have entered into a Defense and Indemnity Agreement dated March 8, 2021 (the "Defense Agreement") pursuant to which JUUL has agreed to defend and indemnify Core-Mark, and JUUL is paying Core-Mark’s outside counsel fees directly.

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

The court has also selected the first round of bellwether cases. Bellwether trials are test cases generally intended to try a contested issue common to several plaintiffs in mass tort litigation. The results of these proceedings are used to shape the litigation process for the remaining cases and to aid the parties in assessing potential settlement values of the remaining claims. Here, the court authorized a pool of 24 bellwether plaintiffs, with plaintiffs selecting six cases, the combined defendants selecting six cases, and the court selecting 12 cases at random. The court and the parties have completed the initial bellwether selection process, and the first of these four bellwether trials has been set for June 21, 2022, with the remaining three trials set for the third and fourth calendar quarters of 2022. Eby-Brown and Core-Mark have been dismissed from each of the 2022 bellwether cases and will not be parties or participants to those trials. The Distributor Defendants and the retailers do, however, remain named defendants in various SFCs that were not selected as bellwether trial plaintiffs for 2022. The litigation of those claims is not scheduled to occur until after the 2022 bellwether trials conclude. The second round of bellwether cases will be chosen in May 2022, with trials proceeding for those cases in 2023. In the meantime, discovery related to the claims in the Master Complaint continues as to the Distributor Defendants.

On September 3, 2020, the Cherokee Nation filed a parallel lawsuit in Oklahoma state court against several entities including JUUL, e-liquid manufacturers, various retailers, and various distributors, including Eby-Brown and Core-Mark, alleging similar claims to the claims at issue in the MDL (the “Oklahoma Litigation”). The defendants in the Oklahoma Litigation attempted to transfer the case into the MDL, but a federal court in Oklahoma remanded the case to Oklahoma state court before the Judicial Panel on Multidistrict Litigation effectuated the transfer of the MDL, which means the Oklahoma Litigation is no longer eligible for transfer to the MDL. Since then, parties agreed to stay the Oklahoma Litigation and proceed to mediation after the Oklahoma Supreme Court held that public nuisance claims cannot be brought in consumer products cases. JUUL attempted mediation with the Cherokee Nation in March 2022, which did not result in resolution. The parties now await the Cherokee Nation’s anticipated motion to lift the stay. If the stay is lifted, discovery will recommence, and the parties will litigate the various discovery disputes that were outstanding prior to the stay.

On September 10, 2021, Michael Lumpkins filed a parallel lawsuit in Illinois state court against several entities including JUUL, e-liquid manufacturers, various retailers, and various distributors, including the Company’s subsidiaries, Eby-Brown and Core-Mark, alleging similar claims to the claims at issue in the MDL (the “Illinois Litigation”). Because there is no federal jurisdiction for this case, it will proceed in Illinois state court. Plaintiff alleges as damages that his use of JUUL products caused a brain injury which was later exacerbated by medical negligence. The Court has entered a case management schedule, with a trial tentatively scheduled to take place in the first calendar quarter of 2024. Core-Mark has filed a motion to dismiss for lack of personal jurisdiction. Eby-Brown has filed a substantive motion to dismiss. Plaintiff has served discovery on Core-Mark and Eby-Brown in an effort to challenge both motions to dismiss and has opted to withdraw the current iteration of the complaint with plans to file an amended complaint in May 2022. The defense and indemnity of Eby-Brown and Core-Mark for the Illinois Litigation is indicated by the plain language within the Distribution Agreement and the Defense Agreement.

At this time, the Company is unable to predict whether the FDA will approve JUUL’s PMTA, nor is the Company able to estimate any potential loss or range of loss in the event of an adverse finding against it in the MDL, the Oklahoma litigation, the Illinois litigation, or any subsequent litigation which may occur related to the individual SFCs. The Company will continue to vigorously defend itself.

Tax Liabilities

The Company is subject to customary audits by authorities in the jurisdictions where it conducts business in the United States and Canada, which may result in assessments of additional taxes.

11.
Related-Party Transactions

The Company participates in, and has an equity method investment in, a purchasing alliance that was formed to obtain better pricing, to expand product options, to reduce internal costs, and to achieve greater inventory turnover. The Company’s investment in the purchasing alliance was $8.0 million as of April 2, 2022 and $6.0 million as of July 3, 2021. For the three-month periods ended April 2, 2022 and March 27, 2021, the Company recorded purchases of $441.8 million and $296.5 million, respectively, through the purchasing alliance. During the nine-month periods ended April 2, 2022 and March 27, 2021, the Company recorded purchases of $1,342.6 million and $804.6 million, respectively, through the purchasing alliance.

12.
Earnings Per Common Share

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is calculated using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. The Company’s potential common shares include outstanding stock-based compensation awards and expected issuable shares under the employee stock purchase plan. In computing diluted earnings per common share, the average closing stock price for the period is used in determining the number of shares assumed to be purchased with the assumed proceeds under the treasury stock method. No potential common shares were considered antidilutive for the three and nine months ended April 2, 2022. For the three months ended March 27, 2021, diluted loss per common share is the same as basic loss per common share because the inclusion of potential common shares is antidilutive. Potential common shares of 0.2 million for the nine months ended March 27, 2021, were not included in computing diluted earnings per common share because the effect would have been antidilutive.

A reconciliation of the numerators and denominators for the basic and diluted earnings per common share computations is as follows:

(In millions, except per share amounts)	Three Months Ended April 2, 2022	Three Months Ended March 27, 2021	Nine Months Ended April 2, 2022	Nine Months Ended March 27, 2021
Numerator:
Net income	$23.4	$(7.6)	$36.5	$9.3
Denominator:
Weighted-average common shares outstanding	153.3	132.3	148.6	132.0
Dilutive effect of potential common shares	1.6	-	1.6	1.2
Weighted-average dilutive shares outstanding	154.9	132.3	150.2	133.2
Basic earnings per common share	$0.15	$(0.06)	$0.25	$0.07
Diluted earnings per common share	$0.15	$(0.06)	$0.24	$0.07

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

The presentation and amounts for the three and nine months ended March 27, 2021 and as of July 3, 2021 have been restated to reflect the segment changes described above.

(In millions)	Foodservice	Vistar	Convenience	Corporate & All Other	Eliminations	Consolidated
For the three months ended April 2, 2022
Net external sales	$6,600.4	$891.6	$5,574.6	$12.4	$—	$13,079.0
Inter-segment sales	4.5	0.6	—	122.3	(127.4)	—
Total sales	6,604.9	892.2	5,574.6	134.7	(127.4)	13,079.0
Depreciation and amortization	67.3	13.3	37.3	6.2	—	124.1
Capital expenditures	49.2	9.1	10.3	3.7	—	72.3
For the three months ended March 27, 2021
Net external sales	$5,184.2	$589.9	$1,418.9	$9.5	$—	$7,202.5
Inter-segment sales	2.3	0.4	-	90.5	(93.2)	—
Total sales	5,186.5	590.3	1,418.9	100.0	(93.2)	7,202.5
Depreciation and amortization	57.9	12.5	3.6	6.8	—	80.8
Capital expenditures	29.9	6.2	2.1	(2.3)	—	35.9

(In millions)	Foodservice	Vistar	Convenience	Corporate & All Other	Eliminations	Consolidated
For the nine months ended April 2, 2022
Net external sales	$19,168.1	$2,644.3	$14,455.8	$35.9	$—	$36,304.1
Inter-segment sales	13.2	1.7	-	340.8	(355.7)	—
Total sales	19,181.3	2,646.0	14,455.8	376.7	(355.7)	36,304.1
Depreciation and amortization	192.3	39.5	89.0	18.5	—	339.3
Capital expenditures	95.9	14.4	20.3	10.2	—	140.8
For the nine months ended March 27, 2021
Net external sales	$15,104.6	$1,737.5	$4,228.4	$24.0	$—	$21,094.5
Inter-segment sales	5.7	1.6	-	275.1	(282.4)	—
Total sales	15,110.3	1,739.1	4,228.4	299.1	(282.4)	21,094.5
Depreciation and amortization	182.4	33.8	7.8	23.1	—	247.1
Capital expenditures	49.9	41.3	21.5	6.2	—	118.9

EBITDA for each reportable segment and Corporate & All Other is presented below along with a reconciliation to consolidated income before taxes.

	Three Months Ended		Nine Months Ended
	April 2, 2022	March 27, 2021	April 2, 2022	March 27, 2021
Foodservice EBITDA	$169.6	$138.3	$487.5	$449.8
Vistar EBITDA	48.0	14.9	126.9	42.0
Convenience EBITDA	42.7	2.0	119.4	25.0
Corporate & All Other EBITDA	(56.3)	(49.4)	(208.5)	(144.9)
Depreciation and amortization	(124.1)	(80.8)	(339.3)	(247.1)
Interest expense	(45.9)	(37.1)	(135.1)	(114.0)
Income before taxes	$34.0	$(12.1)	$50.9	$10.8

Total assets by reportable segment, excluding intercompany receivables between segments, are as follows:

(In millions)	As of April 2, 2022	As of July 3, 2021
Foodservice	$6,365.5	$5,791.7
Vistar	1,086.7	1,049.7
Convenience	4,177.2	681.9
Corporate & All Other	350.2	322.4
Total assets	$11,979.6	$7,845.7

The following table presents the changes in the carrying amount of goodwill for each reportable segment:

(In millions)	Foodservice	Vistar	Convenience	Other	Total
Balance as of July 3, 2021	1,199.4	93.9	20.9	40.5	1,354.7
Acquisitions—current year	69.5	-	867.3	-	936.8
Balance as of April 2, 2022	$1,268.9	$93.9	$888.2	$40.5	$2,291.5

The sales mix for the Company’s principal product and service categories is as follows:

	Three Months Ended		Nine Months Ended
(In millions)	April 2, 2022	March 27, 2021	April 2, 2022	March 27, 2021
Cigarettes	$3,522.2	$1,003.8	$9,361.0	$3,039.0
Center of the plate	2,671.6	2,021.3	7,947.9	5,829.7
Canned and dry groceries	1,148.5	776.4	3,260.4	2,292.1
Frozen foods	1,082.0	768.7	2,922.0	2,238.7
Refrigerated and dairy products	1,065.9	731.8	2,916.1	2,151.3
Candy/snack/theater and concession	1,001.8	366.5	2,673.6	1,104.4
Paper products and cleaning supplies	662.0	520.2	1,907.9	1,521.1
Other tobacco products	702.6	179.5	1,773.7	503.0
Beverage	619.1	352.3	1,751.0	1,039.0
Other miscellaneous goods and services	346.0	292.4	1,037.1	782.1
Produce	257.3	189.6	753.4	594.1
Total	$13,079.0	$7,202.5	$36,304.1	$21,094.5

Cigarette sales represented 26.9% and 25.8% of net sales for the three and nine months ended April 2, 2022 compared to 13.9% and 14.4% for the three and nine months ended March 27, 2021, respectively. The Company’s significant suppliers include Altria Group, Inc. (parent company of Philip Morris USA, Inc.) and R.J. Reynolds Tobacco Company, which, in the aggregate, represents approximately 20.3% of products purchased for the nine months ended April 2, 2022. Although cigarettes represent a significant portion of the Company’s total net sales and cost of goods sold, the majority of the Company's gross profit is generated from the sales of food and food-related products.

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

Key Factors Affecting Our Business

We believe that our short-term performance has been, and is expected to continue to be, adversely affected by the ongoing COVID-19 pandemic.

Our business, our industry and the U.S. economy continue to be adversely affected by the ongoing COVID-19 pandemic and related supply chain disruptions and labor shortages. The Company continues to actively monitor the impacts of the ongoing COVID-19 pandemic on all aspects of our business including related actions taken by government authorities.

During the first nine months of fiscal 2022, economic and operating conditions for our business improved significantly. As governmental restrictions are eased, consumers are returning to consuming food away from home, traveling, and attending events at entertainment venues. However, the Company and our industry may continue to face challenges as the recovery continues, such as availability of product supply, increased product and logistics costs, access to labor supply, lower disposable incomes, and the emergence of COVID-19 variants. The extent to which these challenges will affect our future financial position, liquidity, and results of operations remains uncertain.

Despite the near-term impact of the ongoing COVID-19 pandemic, we believe that our long-term performance is principally affected by the following key factors:

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

Results of Operations, EBITDA, and Adjusted EBITDA

The following table sets forth a summary of our results of operations, EBITDA, and Adjusted EBITDA for the periods indicated (in millions, except per share data):

	Three Months Ended
	April 2, 2022	March 27, 2021	Change	%
Net sales	$13,079.0	$7,202.5	$5,876.5	81.6
Cost of goods sold	11,733.4	6,369.8	5,363.6	84.2
Gross profit	1,345.6	832.7	512.9	61.6
Operating expenses	1,277.0	809.3	467.7	57.8
Operating profit	68.6	23.4	45.2	193.2
Other expense, net
Interest expense	45.9	37.1	8.8	23.7
Other, net	(11.3)	(1.6)	(9.7)	606.3
Other expense, net	34.6	35.5	(0.9)	(2.5)
Income (loss) before income taxes	34.0	(12.1)	46.1	381.0
Income tax expense (benefit)	10.6	(4.5)	15.1	335.6
Net income (loss)	$23.4	$(7.6)	$31.0	407.9
EBITDA	$204.0	$105.8	$98.2	92.8
Adjusted EBITDA	$237.9	$121.2	$116.7	96.3
Weighted-average common shares outstanding:
Basic	153.3	132.3	21.0	15.9
Diluted	154.9	132.3	22.6	17.1
Earnings (loss) per common share:
Basic	$0.15	$(0.06)	$0.21	350.0
Diluted	$0.15	$(0.06)	$0.21	350.0

	Nine Months Ended
	April 2, 2022	March 27, 2021	Change	%
Net sales	$36,304.1	$21,094.5	$15,209.6	72.1
Cost of goods sold	32,537.4	18,635.2	13,902.2	74.6
Gross profit	3,766.7	2,459.3	1,307.4	53.2
Operating expenses	3,592.1	2,339.2	1,252.9	53.6
Operating profit	174.6	120.1	54.5	45.4
Other expense, net
Interest expense	135.1	114.0	21.1	18.5
Other, net	(11.4)	(4.7)	(6.7)	142.6
Other expense, net	123.7	109.3	14.4	13.2
Income before income taxes	50.9	10.8	40.1	371.3
Income tax expense	14.4	1.5	12.9	860.0
Net income	$36.5	$9.3	$27.2	292.5
EBITDA	$525.3	$371.9	$153.4	41.2
Adjusted EBITDA	$662.7	$414.4	$248.3	59.9
Weighted-average common shares outstanding:
Basic	148.6	132.0	16.6	12.6
Diluted	150.2	133.2	17.0	12.8
Earnings per common share:
Basic	$0.25	$0.07	$0.18	257.1
Diluted	$0.24	$0.07	$0.17	242.9

We believe that the most directly comparable GAAP measure to EBITDA and Adjusted EBITDA is net income. The following table reconciles EBITDA and Adjusted EBITDA to net income for the periods presented:

	Three Months Ended		Nine Months Ended
	April 2, 2022	March 27, 2021	April 2, 2022	March 27, 2021
	(In millions)		(In millions)
Net income (loss)	$23.4	$(7.6)	$36.5	$9.3
Interest expense (1)	45.9	37.1	135.1	114.0
Income tax expense (benefit)	10.6	(4.5)	14.4	1.5
Depreciation	75.8	50.7	203.2	158.4
Amortization of intangible assets	48.3	30.1	136.1	88.7
EBITDA	204.0	105.8	525.3	371.9
Non-cash items (2)	32.9	13.0	93.6	31.1
Acquisition, integration and reorganization (3)	9.7	3.6	47.0	13.0
Productivity initiatives and other adjustment items (4)	(8.7)	(1.2)	(3.2)	(1.6)
Adjusted EBITDA	$237.9	$121.2	$662.7	$414.4

(1)
Includes a $3.2 million loss on extinguishment of debt for the nine months ended April 2, 2022 related to the early redemption of the Notes due 2024.
(2)
Includes adjustments for non-cash charges arising from stock-based compensation and gain/loss on disposal of assets. Stock-based compensation expense was $10.6 million and $7.0 million for the third quarters of fiscal 2022 and fiscal 2021, respectively, and $34.9 million and 19.3 million in the first nine months of fiscal 2022 and fiscal 2021, respectively. In addition, this includes increases in the LIFO reserve of $3.1 million and $17.9 million for Foodservice and Convenience, respectively, for the third quarter of fiscal 2022 compared to a decrease of $2.3 million for Foodservice and an increase of $3.7 million for Convenience for the third quarter of fiscal 2021. The LIFO reserve increased $17.0 million for Foodservice and $38.2 million for Convenience for the first nine months of fiscal 2022 compared to increases of $5.1 million for Foodservice and $4.2 million for Convenience for the first nine months fiscal 2021.
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

Consolidated Results of Operations

Three and nine months ended April 2, 2022 compared to the three and nine months ended March 27, 2021

Net Sales

Net sales growth is a function of case growth, pricing (which is primarily based on product inflation/deflation), and a changing mix of customers, channels, and product categories sold. Net sales increased $5.9 billion, or 81.6%, for the third quarter of fiscal 2022 compared to the third quarter of fiscal 2021 and increased $15.2 billion, or 72.1%, for the first nine months of fiscal 2022 compared to the first nine months of fiscal 2021.

The increase in net sales was primarily attributable to the acquisition of Core-Mark on September 1, 2021, which contributed $4,149.6 million of net sales for the third quarter of fiscal 2022, and $9,948.9 million of net sales since the acquisition date. The increase in net sales was also driven by growth in cases sold due to the declining effects of the COVID-19 pandemic on the restaurant industry, and an increase in selling price per case as a result of inflation. Overall product cost inflation was approximately 13.6% for the third quarter of fiscal 2022 and 11.2% for the first nine months of fiscal 2022. Total case volume increased 35.3% and 34.0% in the third quarter and first nine months of fiscal 2022, respectively, compared to the same periods of fiscal 2021.Organic case volume increased 8.3% and 13.9% in the third quarter and first nine months of fiscal 2022, respectively, compared to the same periods of fiscal 2021.

Gross Profit

Gross profit increased $512.9 million, or 61.6%, for the third quarter of fiscal 2022 compared to the third quarter of fiscal 2021 and increased $1.3 billion, or 53.2%, for the first nine months of fiscal 2022 compared to the first nine months of fiscal 2021. The increase in gross profit was primarily driven by the acquisition of Core-Mark. The Core-Mark acquisition contributed gross profit of $243.1 million in the third quarter of fiscal 2022, and $577.4 million since the acquisition date, which includes $8.8 million of amortization of the step up in fair value of inventory acquired. Also, gross profit increased due to case growth in Foodservice and an increase in the gross profit per case driven by growth in the independent channel. Independent customers typically receive more services from us, cost more to serve, and pay a higher gross profit per case than other customers.

Operating Expenses

Operating expenses increased $467.7 million, or 57.8%, for the third quarter of fiscal 2022 compared to the third quarter of fiscal 2021 and increased $1.3 billion, or 53.6%, for the first nine months of fiscal 2022 compared to the first nine months of fiscal 2021. The increase in operating expenses for both the third quarter and first nine months of fiscal 2022 was primarily driven by the acquisition of Core-Mark. Core-Mark contributed $216.6 million of operating expenses in the third quarter of fiscal 2022 and $512.0 million of operating expenses since the acquisition date. Operating expenses also increased as a result of an increase in case volume and the resulting impact on variable operational and selling expenses, as well as an increase in personnel expenses. The increases in personnel expense includes increases of $16.0 million and $102.3 million in temporary contract labor costs, including travel expense associated with the contract workers, for the third quarter and first nine months of fiscal 2022, respectively, compared to the prior year periods, as a result of the current labor market’s impact on the Company’s ability to hire and retain qualified labor. Operating expenses also experienced increases in fuel expenses of $22.0 million and $56.1 million, due to higher fuel prices in the third quarter and first nine months of fiscal 2022 as compared to prior year periods, increases in workers compensation and automobile insurance expense of $6.3 million and $15.2 million, and increases in professional fees of $2.8 million and $23.7 million related to recent acquisition during the third quarter and first nine months of fiscal 2022, respectively, compared to the prior year periods.

Depreciation and amortization of intangible assets increased from $80.8 million in the third quarter of fiscal 2021 to $124.1 million in the third quarter of fiscal 2022. Depreciation and amortization of intangible assets increased from $247.1 million for the first nine months of fiscal 2021 to $339.3 million in the first nine months of fiscal 2022. Depreciation of fixed assets and amortization of intangible assets increased as a result of the Core-Mark acquisition and another recent acquisition, along with the accelerated amortization of certain customer relationships and trade names.

Net Income

Net income increased $31.0 million, or 407.9%, for the third quarter of fiscal 2022 compared to the third quarter of fiscal 2021. Net income increased $27.2 million, or 292.5%, for the first nine months of fiscal 2022 compared to the first nine months of fiscal 2021. The increase in net income was primarily attributable to the increase in operating profit and an increase in other income, partially offset by an increase in interest expense. The increase in other income primarily relates to realized and unrealized gains on fuel hedging instruments. The increase in interest expense was primarily the result of an increase in average borrowings outstanding during fiscal 2022, partially offset by a decrease in the average interest rate compared to the prior year periods.

The Company reported income tax expense of $10.6 million and $14.4 million for the third quarter and first nine months of fiscal 2022 , respectively, compared to income tax benefit of $(4.5) million and income tax expense of $1.5 million for the third quarter and first nine months of fiscal 2021, respectively. Our effective tax rates for the third quarter and first nine months of fiscal 2022 were 31.3% and 28.4%, respectively, compared to 37.1% and 14.2% for the third quarter and nine months of fiscal 2021, respectively. The effective tax rates for periods ended April 2, 2022 differed from the prior year periods due to the increase of state taxes and non-deductible expense as a percentage of book income and the decrease in deductible discrete items related to stock-based compensation as a percentage of book income.

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

The presentation and amounts for the three and nine months ended March 27, 2021 have been restated to reflect the segment changes described above.

The following tables set forth net sales and EBITDA by segment for the periods indicated (dollars in millions):

Net Sales

	Three Months Ended
	April 2, 2022	March 27, 2021	Change	%
Foodservice	$6,604.9	$5,186.5	$1,418.4	27.3
Vistar	892.2	590.3	301.9	51.1
Convenience	5,574.6	1,418.9	4,155.7	292.9
Corporate & All Other	134.7	100.0	34.7	34.7
Intersegment Eliminations	(127.4)	(93.2)	(34.2)	(36.7)
Total net sales	$13,079.0	$7,202.5	$5,876.5	81.6

	Nine Months Ended
	April 2, 2022	March 27, 2021	Change	%
Foodservice	$19,181.3	$15,110.3	$4,071.0	26.9
Vistar	2,646.0	1,739.1	906.9	52.1
Convenience	14,455.8	4,228.4	10,227.4	241.9
Corporate & All Other	376.7	299.1	77.6	25.9
Intersegment Eliminations	(355.7)	(282.4)	(73.3)	(26.0)
Total net sales	$36,304.1	$21,094.5	$15,209.6	72.1

EBITDA

	Three Months Ended
	April 2, 2022	March 27, 2021	Change	%
Foodservice	$169.6	$138.3	$31.3	22.6
Vistar	48.0	14.9	33.1	222.1
Convenience	42.7	2.0	40.7	2,035.0
Corporate & All Other	(56.3)	(49.4)	(6.9)	(14.0)
Total EBITDA	$204.0	$105.8	$98.2	92.8

	Nine Months Ended
	April 2, 2022	March 27, 2021	Change	%
Foodservice	$487.5	$449.8	$37.7	8.4
Vistar	126.9	42.0	84.9	202.1
Convenience	119.4	25.0	94.4	377.6
Corporate & All Other	(208.5)	(144.9)	(63.6)	(43.9)
Total EBITDA	$525.3	$371.9	$153.4	41.2

Segment Results—Foodservice

Three and nine months ended April 2, 2022, compared to the three and nine months ended March 27, 2021

Net Sales

Net sales for Foodservice increased $1.4 billion, or 27.3%, from the third quarter of fiscal 2021 to the third quarter of fiscal 2022 and increased $4.1 billion, or 26.9%, from the first nine months of fiscal 2021 to the first nine months of fiscal 2022. This increase in net sales was driven by growth in cases sold due to the declining effects of the COVID-19 pandemic on the restaurant industry, an increase in selling price per case as a result of inflation, and a recent acquisition. Overall product cost inflation was approximately 19.2% for the third quarter of fiscal 2022 and 15.8% for the first nine months of fiscal 2022, compared to the prior year periods, which was driven primarily by price increases for disposable items and center-of-the plate items such as meat, poultry, and seafood. Securing new and expanding business with independent customers resulted in organic independent case growth of approximately 13.7% in the third quarter of fiscal 2022 and approximately 18.5% in the first nine months of fiscal 2022, compared to the prior year periods. For the quarter, independent sales as a percentage of total Foodservice segment sales were 37.6%.

EBITDA

EBITDA for Foodservice increased $31.3 million, or 22.6%, from the third quarter of fiscal 2021 to the third quarter of fiscal 2022 and increased $37.7 million, or 8.4%, from the first nine months of fiscal 2021 to the first nine months of fiscal 2022. These increases were the result of an increase in gross profit, partially offset by an increase in operating expenses excluding depreciation and amortization. Gross profit increased 27.3% in the third quarter of fiscal 2022 and 24.9% in the first nine months of fiscal 2022, compared to the prior year periods, driven by an increase in the gross profit per case, as well as an increase in cases sold. The increase in gross profit per case was driven by a favorable shift in the mix of cases sold to independent customers, including more Performance Brands products sold to our independent customers. Cases sold to independent businesses result in higher gross margins within this segment.

Operating expenses, excluding depreciation and amortization, for Foodservice increased by $151.5 million, or 28.5%, from the third quarter of fiscal 2021 to the third quarter of fiscal 2022 and increased by $453.8 million, or 29.8%, from the first nine months of fiscal 2021 to the first nine months of fiscal 2022. Operating expenses increased primarily as a result of an increase in case volume and the resulting impact on variable operational and selling expenses, as well as increases in personnel expense. The increases in personnel expense includes $15.0 million and $94.1 million increases in temporary contract labor costs, including travel expense associated with the contract workers, for the third quarter and first nine months of fiscal 2022, respectively, compared to the prior year periods as a result of the current labor market’s impact on the Company’s ability to hire and retain qualified labor. Operating expenses also experienced increases in fuel expenses of $15.5 million and $38.2 million primarily as a result of an increase in fuel prices compared to the prior year periods. Additionally, workers compensation and automobile insurance expense increased $2.8 million and $7.4 million during the third quarter and first nine months of fiscal 2022, respectively, compared to the prior year periods.

Depreciation and amortization of intangible assets recorded in this segment increased from $57.9 million in the third quarter of fiscal 2021 to $67.3 million in the third quarter of fiscal 2022 and increased from $182.4 million in the first nine months of fiscal 2021 to $192.3 million in the first nine months of fiscal 2022. Depreciation of fixed assets and amortization of intangible assets increased during the third quarter and first nine months of fiscal 2022 as a result of a recent acquisition and capital outlays for transportation equipment.

Segment Results—Vistar

Three and nine months ended April 2, 2022, compared to the three and nine months ended March 27, 2021

Net Sales

Net sales for Vistar increased $301.9 million, or 51.1%, from the third quarter of fiscal 2021 to the third quarter of fiscal 2022 and increased $906.9 million, or 52.1%, from the first nine months of fiscal 2021 to the first nine months of fiscal 2022. The increases in net sales were driven primarily by the declining effects of the COVID-19 pandemic. All channels, including those significantly impacted by the COVID-19 pandemic, such as vending, theater, office coffee service, hospitality, and travel, experienced case volume growth in the third quarter and first nine months of fiscal 2022 compared to the prior year period.

EBITDA

EBITDA for Vistar increased $33.1 million, or 222.1%, from the third quarter of fiscal 2021 to the third quarter of fiscal 2022 and increased $84.9 million, or 202.1%, from the first nine months of fiscal 2021 to the first nine months of fiscal 2022. The increases were the result of increases in gross profit, partially offset by increases in operating expenses excluding depreciation and amortization. Gross profit increased $58.1 million, or 61.0%, for the third quarter fiscal 2022 and $156.6 million, or 55.3%, for the first nine months of fiscal 2022 compared to the respective prior year periods. Additionally, for the third quarter and first nine months of fiscal 2022, Vistar experienced an increase in procurement gains, as well as a favorable shift in the channel mix that impacted the segment.

Operating expenses, excluding depreciation and amortization, increased $24.9 million, or 31.0%, for the third quarter of fiscal 2022 and $71.7 million, or 29.7%, for the first nine months of fiscal 2022 compared to the prior year periods. Operating expenses increased primarily as a result of increased sales volume described above, and the resulting impact on variable operational and selling expenses. Operating expenses also increased as a result of increases in personnel expense and fuel expense.

Depreciation and amortization of intangible assets recorded in this segment increased from $12.5 million in the third quarter of fiscal 2021 to $13.3 million in the third quarter of fiscal 2022 and increased from $33.8 million in the first nine months of fiscal 2021 to $39.5 million in the first nine months of fiscal 2022. These increases were the result of the accelerated amortization of certain trade names and recent capital outlays for transportation equipment, warehouse expansion, and information technology.

Segment Results—Convenience

Three and nine months ended April 2, 2022, compared to the three and nine months ended March 27, 2021

Net Sales

Net sales for Convenience increased $4.2 billion, or 292.9%, from $1.4 billion for the third quarter of fiscal 2021 to $5.6 billion for the third quarter of fiscal 2022. Net sales for Convenience increased $10.2 billion, or 241.9%, from $4.2 billion for the first nine months of fiscal 2021 to $14.5 billion for the first nine months of fiscal 2022. Net sales related to cigarettes for the third quarter of fiscal 2022 was $3,522.2 million, which includes $981.6 million of excise taxes, compared to net sales of cigarettes of $1,003.8 million, which includes $276.9 million of excise taxes, for the third quarter of fiscal 2021. Net sales related to cigarettes for the first nine months of fiscal 2022 was $9,361.0 million, which includes $2,627.1 million of excise taxes, compared to net sales of cigarettes of $3,039.0 million, which includes $863.6 million of excise taxes, for the first nine months of fiscal 2021.

The increase in net sales for Convenience was driven primarily by the Core-Mark acquisition. The Core-Mark acquisition contributed $4,149.6 million of net sales for the third quarter of fiscal 2022, which includes $725.7 million related to tobacco excise taxes, and $9,948.9 million of net sales since the acquisition date, which includes $1,795.1 million related to tobacco excise taxes.

EBITDA

EBITDA for Convenience increased $40.7 million, or 2,035.0%, from the third quarter of fiscal 2021 to the third quarter of fiscal 2022 and increased $94.4 million, or 377.6%, from the first nine months of fiscal 2021 to the first nine months of fiscal 2022. These increases were a result of an increase in gross profit, partially offset by an increase in operating expenses excluding depreciation and amortization driven by the acquisition of Core-Mark. Gross profit increased $269.4 million, or 436.9%, for the third quarter fiscal 2022 and $651.2 million, or 348.7%, for the first nine months of fiscal 2022 compared to the respective prior year periods. Core-Mark contributed gross profit of $243.1 million in the third quarter of fiscal 2022, and $577.4 million since the acquisition date, which includes $8.8 million of amortization of the step up in fair value of inventory acquired. Gross profit as a percentage of net sales increased from 4.3% for the third quarter of fiscal 2021 to 5.9% for the third quarter of fiscal 2022 and from 4.4% for the first nine months of fiscal 2021 to 5.8% the first nine months of fiscal 2022 as a result of the Core-Mark acquisition.

Operating expenses, excluding depreciation and amortization, increased $229.3 million, or 384.9%, for the third quarter of fiscal 2022 and increased $557.4 million, or 344.6%, for the first nine months of fiscal 2022 compared to the prior year periods. Operating expenses increased primarily as a result of the acquisition of Core-Mark, which contributed an additional $214.0 million of operating expenses in the third quarter of fiscal 2022 and an additional $504.5 million of operating expenses since the acquisition date. Operating expenses also experienced increases in personnel expense, fuel expense and reserves related to expected credit losses in the third quarter and first nine months of fiscal 2022 as compared to prior year periods.

Depreciation and amortization of intangible assets recorded in this segment increased from $3.6 million in the third quarter of fiscal 2021 to $37.3 million in the third quarter of fiscal 2022 and increased from $7.8 million in the first nine months of fiscal 2021 to $89.0 million in the first nine months of fiscal 2022. Depreciation of fixed assets and amortization of intangible assets increased as a result of the Core-Mark acquisition. Total depreciation and amortization related to the acquisition of Core-Mark was $33.5 million and $77.6 million in the third quarter and the period since the acquisition date, respectively. The remaining increase was the result of recent capital outlays for transportation and warehouse equipment and information technology.

Segment Results—Corporate & All Other

Three and nine months ended April 2, 2022, compared to the three and nine months ended March 27, 2021

Net Sales

Net sales for Corporate & All Other increased $34.7 million from the third quarter of fiscal 2021 to the third quarter of fiscal 2022 and increased $77.6 million from the first nine months of fiscal 2021 to the first nine months of fiscal 2022. The increases were primarily attributable to an increase in logistics services provided to our other segments for increased case volume.

EBITDA

EBITDA for Corporate & All Other was a negative $56.3 million for the third quarter of fiscal 2022 compared to a negative $49.4 million for the third quarter of fiscal 2021 and was a negative $208.5 million for the first nine months of fiscal 2022 compared to a negative $144.9 million for the first nine months of fiscal 2021. The decline in EBITDA was primarily driven by increases in personnel expense, increases in stock-based compensation expense of $3.7 million and $15.7 million, and increases in professional fees of $2.3 million and $24.1 million related to recent acquisitions for the third quarter of fiscal 2022 and first nine months of fiscal 2022, respectively, as compared to the respective prior year periods.

Depreciation and amortization of intangible assets recorded in this segment decreased from $6.8 million in the third quarter of fiscal 2021 to $6.2 million in the third quarter of fiscal 2022 and decreased from $23.1 million in the first nine months of fiscal 2021 to $18.5 million in the first nine months of fiscal 2022 as a result of accelerated depreciation for abandoned information technology projects in the prior year.

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

Our cash requirements over the next 12 months and beyond relate to our long-term debt and associated interest payments, operating and finance leases, and purchase obligations. For information regarding the Company’s expected cash requirements related to long-term debt and operating and finance leases, see Note 6. Debt and Note 7. Leases, respectively, of the consolidated financial statements. As of April 2, 2022, the Company had total purchase obligations of $168.8 million, which includes agreements for purchases related to capital projects and services in the normal course of business, for which all significant terms have been confirmed, as well as a minimum amount due for various Company meetings and conferences. Purchase obligations also include amounts committed to various capital projects in process or scheduled to be completed in the coming fiscal years. As of April 2, 2022, the Company had commitments of $108.5 million for capital projects related to warehouse expansion and improvements and warehouse equipment. The Company anticipates using cash flows from operations or borrowings under the ABL Facility to fulfill these commitments. Amounts due under these agreements were not included in the Company’s consolidated balance sheet as of April 2, 2022.

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

As of April 2, 2022, our cash balance totaled $20.8 million, including restricted cash of $7.1 million, as compared to a cash balance totaling $22.2 million, including restricted cash of $11.1 million, as of July 3, 2021.

Nine months ended April 2, 2022 compared to the nine months ended March 27, 2021

Operating Activities

During the first nine months of fiscal 2022 and fiscal 2021, our operating activities provided cash flow of $390.6 million and $173.1 million, respectively. The increase in cash flow provided by operating activities in the first nine months of fiscal 2022 compared to the first nine months of fiscal 2021 was largely driven by improvements in working capital and the prior year payment of $117.3 million of contingent consideration related to the acquisition of Eby-Brown.

Investing Activities

Cash used in investing activities totaled $1,788.2 million in the first nine months of fiscal 2022 compared to $130.4 million in the first nine months of fiscal 2021. These investments consisted primarily of cash paid for recent acquisitions of $1,651.1 million in the first nine months of fiscal 2022 compared to $18.1 million of payments for two acquisitions in the first nine months of fiscal 2021, along with capital purchases of property, plant, and equipment of $140.8 million and $118.9 million for the first nine months of fiscal 2022 and the first nine months of fiscal 2021, respectively. For the first nine months of fiscal 2022, purchases of property, plant, and equipment primarily consisted of outlays for information technology, warehouse equipment, warehouse expansions and improvements, and transportation equipment. The following table presents the capital purchases of property, plant, and equipment by segment. Capital expenditures for the nine months ended March 27, 2021 have been restated to reflect the segment changes discussed above.

	Nine Months Ended
(Dollars in millions)	April 2, 2022	March 27, 2021
Foodservice	$95.9	$49.9
Vistar	14.4	41.3
Convenience	20.3	21.5
Corporate & All Other	10.2	6.2
Total capital purchases of property, plant and equipment	$140.8	$118.9

Financing Activities

During the first nine months of fiscal 2022, our financing activities provided cash flow of $1,396.2 million, which consisted primarily of $1.0 billion in cash received from the issuance and sale of the Notes due 2029 and $835.7 million in net borrowings under our Prior Credit Agreement and ABL facility, partially offset by $350.0 million in cash used for the repayment of the Notes due 2024.

During the first nine months of fiscal 2021, our financing activities used cash flow of $361.9 million, which consisted primarily of $103.8 million in net payments under our ABL facility, $136.4 million in payments related to recent acquisitions, and $110.0 million repayment of a 364-day maturity loan that was junior to the other obligations owed under the Prior Credit Agreement.

The following describes our financing arrangements as of April 2, 2022:

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

The following table summarizes outstanding borrowings, availability, and the average interest rate under the Company's credit agreements:

(Dollars in millions)	As of April 2, 2022	As of July 3, 2021
Aggregate borrowings	$1,422.0	$586.3
Letters of credit under ABL Facility	203.7	161.7
Excess availability, net of lenders’ reserves of $101.9 and $55.1	2,374.3	2,252.0
Average interest rate	2.09%	2.32%

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

As of April 2, 2022, the Company was in compliance with all of the covenants under the ABL Facility and the indentures governing the Notes due 2025, the Notes due 2027 and the Notes due 2029.

Total Assets by Segment

Total assets by segment discussed below exclude intercompany receivables between segments and amounts in prior periods have been restated to reflect the changes to our reportable segments that occurred in the second quarter of fiscal 2022.

Total assets for Foodservice increased $876.8 million from $5,488.7 million as of March 27, 2021 to $6,365.5 million as of April 2, 2022. Total assets for Foodservice increased $573.8 million from $5,791.7 million as of July 3, 2021 to $6,365.5 million as of April 2, 2022. During both time periods, this segment increased its inventory, accounts receivable, property, plant and equipment, and goodwill, primarily due to a recent acquisition partially offset by decreases in intangible assets and operating lease right-of-use assets.

Total assets for Vistar increased $156.9 million from $929.8 million as of March 27, 2021 to $1,086.7 million as of April 2, 2022. Total assets for Vistar increased $37.0 million from $1,049.7 million as of July 3, 2021 to $1,086.7 million as of April 2, 2022. During both time periods, this segment increased its accounts receivable, inventory, and property, plant and equipment, partially offset by a decrease in intangible assets and operating lease right-of-use assets.

Total assets for Convenience increased $3,539.9 million from $637.3 million as of March 27, 2021 to $4,177.2 million as of April 2, 2022. Total assets for Convenience increased $3,495.3 million from $681.9 million as of July 3, 2021 to $4,177.2 million as of April 2, 2022. During both time periods, the segment increased its inventory, goodwill, intangible assets, accounts receivable, property, plant and equipment, operating lease right-of-use assets, prepaid expenses, and other assets as a result of the Core-Mark acquisition.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) under the Exchange Act), that occurred during the fiscal quarter ended April 2, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information relating to our purchases of the Company’s common stock during the third quarter of fiscal 2022.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan (in millions)(2)
January 2, 2022—January 29, 2022	2,034	$41.24	—	$235.7
January 30, 2022—February 26, 2022	33,521	$43.58	—	$235.7
February 27, 2022—April 2, 2022	643	$48.18	—	$235.7
Total	36,198	$43.53	—

(1)
During the third quarter of fiscal 2022, the Company repurchased 36,198 shares of the Company’s common stock via share withholding for payroll tax obligations due from employees in connection with the delivery of shares of the Company’s common stock under our incentive plans.

(2)
On November 13, 2018, the Board of Directors authorized a share repurchase program for up to $250 million of the Company’s outstanding common stock. The share repurchase program does not have an expiration date and may be amended, suspended, discontinued at any time. Repurchases under this program depend upon market place conditions and other factors, including compliance with the covenants under the ABL Facility and the indentures governing the Notes due 2025, Notes due 2027, and Notes due 2029. The share repurchase program remains subject to the discretion of the Board of Directors. On March 23, 2020, the Company discontinued further purchases under the plan and, therefore, no shares were repurchased subsequent to this date. As of April 2, 2022, approximately $235.7 million remained available for additional share repurchases.

Item 3: Defaults Upon Senior Securities

None

Item 4: Mine Safety Disclosures

Not applicable

Item 5: Other Information

None

Item 6: Exhibits

Exhibit No.	Description

10.1	Form of Option Grant under the 2015 Omnibus Incentive Plan.

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

PERFORMANCE FOOD GROUP COMPANY (Registrant)

Dated: May 11, 2022	By:	/s/ James D. Hope
	Name:	James D. Hope
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)