Form 10-K
period 2022-07-02
Performance Food Group Co
filed 2022-08-19
CIK 1618673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 2, 2022

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

At December 31, 2021, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of common stock held by non-affiliates was $6,943,520,082 (based on the closing sale price of common stock on such date on the New York Stock Exchange).

155,274,584 shares of common stock were outstanding as of August 10, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Schedule 14A relating to the Registrant’s Annual Meeting of Stockholders, to be held on or about November 16, 2022, are incorporated by reference in response to Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K. The definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the Registrant’s fiscal year ended July 2, 2022.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K (this “Form 10-K”) may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. All statements, other than statements of historical facts included in this Form 10-K, including statements concerning our plans, objectives, goals, beliefs, business strategies, future events, business conditions, our results of operations, financial position, our business outlook, business trends and other information, and integration of our acquisition of Core-Mark Holding Company, Inc. (“Core-Mark”) are forward-looking statements. Words such as “estimates,” “expects,” “contemplates,” “will,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts,” “may,” “should” and variations of such words or similar expressions are intended to identify forward-looking statements. The forward-looking statements are not historical facts, and are based upon our current expectations, beliefs, estimates and projections, and various assumptions, many of which, by their nature, are inherently uncertain and beyond our control. Our expectations, beliefs, estimates and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs, estimates and projections will result or be achieved, and actual results may vary materially from what is expressed in or indicated by the forward-looking statements.

There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-K. Such risks, uncertainties and other important factors that could cause actual results to differ include, among others, the risks, uncertainties and factors set forth under Part I, Item 1A. Risk Factors in this Form 10-K ("Item 1A"), as such risk factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission (the “SEC”), and are accessible on the SEC’s website at www.sec.gov, and also include the following:

•
economic factors, including inflation, negatively affecting consumer confidence and discretionary spending;
•
the effects of health epidemics, including the ongoing global novel coronavirus ("COVID-19") pandemic;
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
•
volatility of fuel prices and other transportation costs;
•
our inability to adjust cost structure where one or more of our competitors successfully implement lower costs;
•
our inability to increase our sales in the highest margin portion of our business;
•
changes in pricing practices of our suppliers;
•
our growth strategy may not achieve the anticipated results;
•
risks relating to acquisitions, including our inability to realize benefits of acquisitions or successfully integrate the businesses we acquire;
•
environmental, health, and safety costs, including compliance with current and future environmental laws and regulations relating to carbon emissions and the effects of global warming;
•
our inability to comply with requirements imposed by applicable law or government regulations or substantial changes to governmental regulations, including increased regulation of electronic cigarette and other alternative nicotine products;

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
•
adverse judgments or settlements or unexpected outcomes in legal proceedings;
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
•
risks relating to our substantial outstanding indebtedness;
•
our ability to raise additional capital on commercially reasonable terms or at all; and
•
risks related to the integration of Core-Mark, including:
•
the possibility that the expected synergies and value creation from the acquisition will not be realized or will not be realized within the expected time period;
•
the risk that unexpected costs will be incurred in connection with the integration of Core-Mark or that the integration of Core-Mark will be more difficult or time consuming than expected;
•
disruption from the acquisition, including potential adverse reactions or changes to business relationships with customers, employees, suppliers or regulators, making it more difficult to maintain business and operational relationships; and
•
the risk that the combined company may not be able to effectively manage its expanded operations.

We caution you that the risks, uncertainties and other factors referenced above may not contain all of the risks, uncertainties and other factors that are important to you. In addition, we cannot assure you that we will realize the results, benefits or developments that we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our business in the way expected. We cannot assure you (i) we have correctly measured or identified all of the factors affecting our business or the extent of these factors’ likely impact, or (ii) our strategy, which is based in part on this analysis, will be successful. All forward-looking statements in this Form 10-K apply only as of the date of this Form 10-K or as of the date they were made and, except as required by applicable law, we undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

PART I

Item 1. Business

Performance Food Group Company (“we,” “our,” “us,” “the Company,” or “PFG”), through its subsidiaries, markets and distributes more than 250,000 food and food-related products from 142 distribution centers to over 300,000 customer locations across the United States. Our more than 35,000 employees serve a diverse mix of customers, from independent and chain restaurants to schools, business and industry locations, hospitals, vending distributors, office coffee service distributors, retailers, convenience stores, and theaters. We source our products from various suppliers and serve as an important partner to our suppliers by providing them access to our broad customer base. In addition to the products we offer to our customers, we provide value-added services by allowing our customers to benefit from our industry knowledge, scale, and expertise in the areas of product selection and procurement, menu development, and operational strategy.

On September 1, 2021, we completed the acquisition of Core-Mark. As a result, we expanded our convenience business, which now includes operations in Canada. Refer to Note 4. Business Combinations within the Notes to Consolidated Financial Statements included in Part II, Item 8. Financial Statements "("Item 8") for additional details regarding the acquisition of Core-Mark.

Our business, our industry and the U.S. economy are influenced by a number of general macroeconomic factors, including, but not limited to, the recent rise in the rate of inflation and fuel prices, interest rates, and the ongoing COVID-19 pandemic and related supply chain disruptions and labor shortages. We continue to actively monitor the impacts of the evolving macroeconomic and geopolitical landscape on all aspects of our business. During fiscal 2022, economic and operating conditions for our business improved significantly due to the declining adverse effects of the ongoing COVID-19 pandemic. However, the Company and our industry may continue to face challenges as the recovery continues, such as availability of product supply, increased product and logistics costs, access to labor supply, lower disposable incomes due to inflationary pressures and macroeconomic conditions, and the emergence of COVID-19 variants. The extent to which these challenges will affect our future financial position, liquidity, and results of operations remains uncertain. For further information on the risks posed to our business, please see Item 1A.

Our Segments

In the second quarter of fiscal 2022, the Company changed its operating segments to reflect the manner in which the business is managed. Based on the Company’s organization structure and how the Company’s management reviews operating results and makes decisions about resource allocation, the Company now has three reportable segments: Foodservice, Vistar, and Convenience. Corporate & All Other is comprised of corporate overhead and certain operating segments that are not considered separate reportable segments based on their size. This includes the operations of the Company’s internal logistics unit responsible for managing and allocating inbound logistics revenue and expense.

Foodservice. Foodservice offers a “broad line” of products, including custom-cut meat and seafood, as well as products that are specific to our customers’ menu requirements. Foodservice operates a network of 78 distribution centers, each of which is run by a business team who understands the local markets and the needs of its particular customers and who is empowered to make decisions on how best to serve them. This segment serves over 175,000 customer locations.

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

Vistar. Vistar is a leading national distributor of candy, snacks, and beverages to vending and office coffee service distributors, retailers, theaters, and hospitality providers. The segment provides national distribution of candy, snacks, beverages, and other items to over 75,000 customer locations from our network of 25 Vistar distribution centers and 4 Merchant’s Marts locations.

Vending operators comprise Vistar’s largest channel, where we distribute a broad selection of vending machine products to the operators’ depots, from which they distribute products and stock machines. Additionally, Vistar is a leading distributor of products to theater chains as well as in the office coffee service channel. Vistar has successfully built upon our national platform to broaden the channels we serve to include hospitality venues, concessionaires, airport gift shops, college bookstores, corrections facilities, and impulse locations in various brick and mortar big box retailers nationwide. Merchant’s Marts are cash-and-carry operators where customers generally pick up orders rather than having them delivered. Vistar’s scale in these channels enhances our ability to procure a broad variety of products for our customers. Vistar distribution centers deliver to vending and office coffee service distributors and directly to most theaters and some other locations. The distribution model also includes a “pick and pack” capability, which utilizes third-party carriers and Vistar’s SKU variety to sell to customers whose order sizes are too small to be served effectively by our delivery network. We believe these capabilities, in conjunction with the breadth of our inventory, are differentiating and allow us to serve many distinct customer types.

Convenience. The Convenience segment is one of the largest foodservice and wholesaler consumer products distributors in the convenience retail industry. Convenience offers a full range of products, marketing programs and technology solutions to approximately 50,000 customer locations in the United States and Canada. The Convenience segment's customers include traditional convenience stores, drug stores, mass merchants, grocery stores, liquor stores and other specialty and small format stores that carry convenience products. Convenience's product offering includes cigarettes, other tobacco products, alternative nicotine products, candy, snacks, food, including fresh products, groceries dairy, bread, beverages, general merchandise and health and beauty care products. Convenience operates a network of 39 distribution centers in the U.S. and Canada (excluding two distribution facilities it operates as a third-party logistics provider). There are 35 distribution centers located in the U.S. and four located in Canada.

The Company had no customers that comprised more than 10% of consolidated net sales for fiscal 2022 or fiscal 2021. For fiscal 2020, one of the Company’s customers within the Convenience segment accounted for 10.2% of our total net sales.

Suppliers

We source our products from various suppliers and serve as an important partner to our suppliers by providing them access to our broad customer base. Many of our suppliers provide products to each of our reportable segments, while others sell to only one segment. Our supplier base consists principally of large corporations that sell their national brands, our Performance Brands, and sometimes both. We also buy from smaller suppliers, particularly on a regional basis, and particularly those that specialize in produce and other perishable commodities. Many of our suppliers provide sales material and sales call support for the products that we purchase.

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

We seek to minimize the effect of higher diesel fuel costs both by reducing fuel usage and by taking action to offset higher fuel prices. We reduce usage by designing more efficient truck routes and by increasing miles per gallon through on-board computers that monitor and adjust idling time and maximum speeds and through other technologies. We seek to manage fuel prices through diesel fuel surcharges to our customers and through the use of costless collars. As of July 2, 2022, we had collars in place for approximately 24% of the gallons we expect to use over the 12 months following July 2, 2022.

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

We believe we have a competitive advantage over regional and local broadline distributors through economies of scale in purchasing and procurement, which allow us to offer a broad variety of products (including our proprietary Performance Brands) at competitive prices to our customers. Our customers benefit from our ability to provide them with extensive geographic coverage as they continue to grow. We believe we also benefit from supply chain efficiency, including a growing inbound logistics backhaul network that uses our collective distribution network to deliver inbound products across business segments; best practices in warehousing, transportation, and risk management; the ability to benefit from the scale of our purchases of items not for resale, such as trucks, construction materials, insurance, banking relationships, healthcare, and material handling equipment; and the ability to optimize our networks so that customers are served from the most efficient distribution centers, which minimizes the cost of delivery. We believe these efficiencies and economies of scale provide opportunities for improvements in our operating margins when combined with an incremental fixed-cost advantage.

Seasonality

Historically, the food-away-from-home and foodservice distribution industries are seasonal, with lower profit in the first and third quarters of each calendar year. Consequently, we typically experience lower operating profit during our third fiscal quarter, depending on the timing of acquisitions, if any. The acquisition of Core-Mark expanded the Company's convenience business which is expected to result in first fiscal quarter profit higher than historical trends since this channel generally performs stronger in the spring and summer months. The ongoing COVID-19 pandemic and its accompanying impacts have resulted in a disruption to historic seasonal trends in recent years and may continue to impact seasonal trends in future periods.

Trademarks and Trade Names

We have numerous perpetual trademarks and trade names that are of significant importance, including Core-Mark, West Creek, Silver Source, Braveheart 100% Black Angus, Empire’s Treasure, Brilliance, Heritage Ovens, Village Garden, Guest House, Piancone, Luigi’s, Ultimo, Corazo, Assoluti, Peak Fresh Produce, Roma, First Mark, and Nature’s Best Dairy. Although in the aggregate these trademark and trade names are material to our results of operations, we believe the loss of a trademark or trade name individually would not have a material adverse effect on our results of operations. The Company does not have any material patents or licenses.

Human Capital Resources

One of our primary strategies is to attract, train, develop, and retain talented individuals who feel empowered to fully contribute their diverse backgrounds, experiences, and innovative ideas to the success of the Company. We also recognize the importance of keeping our associates safe and healthy, as well as giving them a voice and listening to their concerns and suggestions. Below, we discuss our efforts to achieve these objectives.

Associates. As of July 2, 2022, our employee population (including employees of our consolidated subsidiaries) totaled approximately 35,000 full-time and part-time employees in the U.S and Canada. Of that total, approximately 99% were employed on a full-time basis, and approximately 66% were non-exempt, or paid on an hourly basis.

Compensation and Benefits. We believe our base wages and salaries, which we review annually, are fair and competitive with the external labor markets in which our associates work. We offer incentive programs that provide cash bonus opportunities to encourage and reward participants for the Company’s achievement of financial and other key performance metrics and strengthen the connection between pay and performance. We also grant equity compensation awards that vest over time through our long-term incentive plan to eligible associates to align such associates’ incentives with the Company’s long-term strategic objectives and the interests of our stockholders.

We also offer competitive benefits to our associates, including paid vacation and holidays, family leave, disability insurance, life insurance, healthcare, adoption assistance, tuition reimbursement, dependent care flexible spending accounts, a 401(k) plan with a company match, and an Employee Stock Purchase Plan. Additionally, we offer an Employee Assistance Program (EAP) that includes professional support for associates to balance the stress of personal and professional demands at home, in the office, in distribution centers and on the road.

Workforce Diversity. As a company we are committed to building an inclusive and equitable culture that embraces and celebrates our associates’ diverse backgrounds and unique experiences. In fiscal 2022, we implemented a Diversity, Inclusion, and Belonging (DI&B) framework that includes, among other things, a focus on clear leadership roles and accountability, new talent acquisition practices, employee communities, and inclusive performance management. Our Vice President of DI&B also provides regular updates to the Company's Board of Directors. With five out of 11 members of the Board representing gender and ethnic diversity, our commitment to ensure workforce diversity is reflected at every level of the organization connects to our social responsibility and business imperatives.

Learning and Development. We have an enterprise-wide learning and development strategy that has allowed us to build a lifelong learning culture by focusing on attracting, retaining and preparing our workforce for success in current roles and developing our future leaders. Using a blended approach of instructor-led and self-paced training, our associates are provided role-specific training that is just-in-time, accessible and personalized. The learning journey for our associates starts with an onboarding experience and continues with individual development opportunities. Our E3 Leadership Development program is designed to provide leadership training opportunities for all levels of leadership, from entry level to executive, advancing leadership skills at every point of their career. Through our Learning Management System (LMS), we deliver a variety of required and optional on-demand learning modules that are linked to an associate’s role with the company, including those modules tied to safety and compliance, such as our Code of Business Conduct. Additionally, our Foodservice segment continues to provide a sales training program that prepares our sales associates for success and sets our sales leaders apart to promote long-term customer relationships and positive customer experiences. We are focused on empowering associates with the right training at the right time, throughout their career journey.

Health, Safety and Wellness. The safety of our associates is paramount. Emphasis on training, safety awareness, behavioral based work observation practices, telematics, and culture is the foundation in our continuous effort to reduce workplace injuries and accidents. We continue to focus on the safety of our team members and the motoring public by identifying and addressing safety risks through education, coaching, and process changes, and by seeking out new systems and technology to help us continue our journey in keeping our associates safe and our company compliant.

Engagement. We work to build, measure, and enhance associate engagement through a variety of communications and activities. We participate in, and celebrate, industry efforts such as the International Foodservice Distributors Association’s Truck Driving Championship and Truck Driver Hall of Fame, highlight locally and internally/externally share significant achievements for our warehouse associates, and honor the diversity of our associates, along with our customers and communities, by celebrating, among other things, heritage months. Community support efforts such as Feeding American’s Hunger Action Month, promoting Truckers Against Trafficking, and supporting American Red Cross disaster relief efforts also provide opportunities to engage our associates. In response to the results of our first enterprise-wide engagement survey in 2020, we identified and delivered a number of initiatives to strengthen the associate experience, including day one benefits, the E3 leadership training program, driver and selector career pathing and enhanced communications channels.

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

Item 1A. Risk Factors

Risks Relating to Our Business and Industry

Periods of difficult economic conditions, a public health crisis, such as the ongoing global COVID-19 pandemic, other macroeconomic events and heightened uncertainty in the financial markets affect consumer spending and confidence, which can adversely affect our business.

The foodservice industry is sensitive to national and regional economic conditions. Our business could be negatively impacted by reduced demand for our products related to unfavorable macroeconomic conditions triggered by developments beyond our control, including geopolitical events, health crises such as the COVID-19 pandemic, and other events that trigger economic volatility on a national or regional basis. In particular, deteriorating economic conditions and heightened uncertainty in the financial markets, inflationary pressure, and supply chain disruptions, such as those the global economy is currently facing, negatively affect consumer confidence and discretionary spending. In fiscal 2022, product cost inflation contributed to an increase in selling price per case and an increase in net sales. However, sustained inflationary pressure and macroeconomic challenges could negatively affect consumer discretionary spending decisions within our customers’ establishments, which could negatively impact our sales The extent of any such effects on consumer spending depends in part on the magnitude and duration of such conditions, which cannot be predicted at this time.

Additionally, the COVID-19 pandemic has had widespread, rapidly evolving, and unpredictable impacts on global society, economies, financial markets, and business practices. The ongoing COVID-19 pandemic has had, and may continue to have, an adverse effect on our business, financial condition, and results of operations. The continuing impact of the COVID-19 pandemic, including the extent of its effect on our business, operations and financial performance will depend on future developments that remain uncertain and cannot be predicted, including the duration of the outbreak, the emergence and spread of variants, the effectiveness and outreach of vaccines, infection rates in areas where we operate, travel restrictions and social distancing in the United States, changes to the regulatory regimes under which we operate, the extent and effectiveness of actions taken in United States to contain and treat the disease and whether the United States is required to move to complete lock-down status, and the impact on economic activity including the possibility of recession or financial market instability.

To the extent the ongoing COVID-19 pandemic continues to adversely affect our business and financial results, it may also have the effect of heightening many other risks described in this section, any of which could materially and adversely affect our business, results of operations, and financial condition.

We rely on third-party suppliers, and our business may be affected by interruption of supplies or increases in product costs.

We obtain substantially all of our foodservice and related products from third-party suppliers. We typically do not have long-term contracts with our suppliers. Although our purchasing volume can sometimes provide an advantage when dealing with suppliers, suppliers may not provide the foodservice products and supplies needed by us in the quantities and at the prices requested. Our suppliers may also be affected by higher costs to source or produce and transport food products, as well as by other related expenses that they pass through to their customers, which could result in higher costs for the products they supply to us. Because we do not control the actual production of most of the products we sell, we are also subject to material supply chain interruptions, delays caused by interruption in production, and increases in product costs, including those resulting from product recalls or a need to find alternate materials or suppliers, based on conditions outside our control. These conditions include labor shortages, work slowdowns, work interruptions, strikes or other job actions by employees of suppliers, weather conditions or more prolonged climate change, crop conditions, water shortages, transportation interruptions, unavailability of fuel or increases in fuel costs, competitive demands, contamination with mold, bacteria or other contaminants, and natural disasters or other catastrophic events, including, the outbreak of e. coli or similar food borne illnesses or bioterrorism in the United States. Additionally, our suppliers could be adversely impacted by the ongoing COVID-19 pandemic. If our suppliers’ employees are unable to work, whether because of illness, quarantine, limitations on travel or other government restrictions in connection with the COVID-19 pandemic, or if or suppliers experience labor shortages, we could face shortages in the products we sell and our operations and sales could be adversely impacted by such future supply interruptions. Our inability to obtain adequate supplies of foodservice and related products as a result of any of the foregoing factors or otherwise could mean that we could not fulfill our obligations to our customers and, as a result, our customers may turn to other distributors. Our inability to anticipate and react to changing food costs through our sourcing and purchasing practices in the future could also have a material adverse effect on our business, financial condition, or results of operations.

We face risks relating to labor relations, labor costs, and the availability of qualified labor.

As of July 2, 2022, we had more than 35,000 employees of whom approximately 1,600 were members of local unions associated with the International Brotherhood of Teamsters or other unions. Although our labor contract negotiations have in the past generally taken place with the local union representatives, we may be subject to increased efforts to engage us in multi-unit bargaining that could subject us to the risk of multi-location labor disputes or work stoppages that would place us at greater risk of being materially adversely affected by labor disputes. In addition, labor organizing activities could result in additional employees becoming unionized, which could result in higher labor costs. Although we have not experienced any significant labor disputes or work stoppages in recent history, and we believe we have satisfactory relationships with our employees, including those who are union members, increased unionization or a work stoppage because of our failure to renegotiate union contracts could have a material adverse effect on us.

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

We rely heavily on our employees, particularly warehouse workers and drivers, and any significant shortage of qualified labor could significantly affect our business. Our recruiting and retention efforts and efforts to increase productivity may not be successful and we could encounter a shortage of qualified labor in future periods. Any such shortage would decrease our ability to serve our customers effectively. Such a shortage would also likely lead to higher wages for employees and a corresponding reduction in our profitability. The current competitive labor market has impacted the Company’s ability to hire and retain qualified labor, particularly warehouse workers and drivers, in certain geographies, resulting in an $81.2 million increase in temporary contract labor costs and associated travel expenses for fiscal 2022. Additionally, if our employees are unable to work, whether because of illness, quarantine, limitations on travel or other government restrictions in connection with the COVID-19 pandemic, we could face additional shortages of qualified labor and higher labor costs.

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

Volatile food costs may have a direct impact upon our profitability.

We make a significant portion of our sales at prices that are based on the cost of products we sell plus a percentage markup. As a result, volatile food costs may have a direct impact upon our profitability. Our profit levels may be negatively affected during periods of product cost deflation, even though our gross profit percentage may remain relatively constant or even increase. Prolonged periods of product cost inflation also may have a negative impact on our profit margins and earnings to the extent such product cost increases are not passed on to customers because of their resistance to higher prices. For example, the impact of current economic conditions has resulted in inflation of 11.9% for fiscal 2022, which has had, and could continue to have, an impact our product costs and profit margins. Furthermore, our business model requires us to maintain an inventory of products, and changes in price levels between the time that we acquire inventory from our suppliers and the time we sell the inventory to our customers could lead to unexpected shifts in demand for our products or could require us to sell inventory at lesser profit or a loss. In addition, product cost inflation may negatively affect consumer discretionary spending decisions within our customers’ establishments, which could negatively impact our sales. Our inability to quickly respond to inflationary and deflationary cost pressures could have a material adverse impact on our business, financial condition, or results of operations.

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

Some of our customers, particularly our larger customers, purchase their products from us through group purchasing organizations (“GPOs”) in an effort to lower the prices paid by these customers on their foodservice orders, and we have experienced some pricing pressure from these purchasers. These GPOs have also made efforts to include smaller, independent restaurants. If these GPOs are able to add a significant number of our customers as members, we may be forced to lower the prices we charge these customers in order to retain their business, which would negatively affect our business, financial condition, or results of operations. Additionally, if we are unable or unwilling to lower the prices we charge for our products to a level that is satisfactory to the GPOs, we may lose the business of those customers that are members of these organizations, which could have a material adverse impact on our business, financial condition, or results of operations

Changes in consumer eating habits could reduce the demand for our products.

Changes in consumer eating habits (such as a decline in consuming food away from home, a decline in portion sizes, or a shift in preferences toward restaurants that are not our customers) could reduce demand for our products, which could adversely affect our business, financial condition, or results of operations. Consumer eating habits could be affected by a number of factors, including changes in attitudes regarding diet and health or new information regarding the health effects of consuming certain foods. There is a growing consumer preference for sustainable, organic and locally grown products, and a shift towards plant-based proteins and/or animal proteins derived from animals that were humanely treated and antibiotic free. If consumer eating habits change significantly, we may be required to modify or discontinue sales of certain items in our product portfolio, and we may experience higher costs associated with the implementation of those changes. Changing consumer eating habits may reduce the frequency with which consumers purchase meals outside of the home.

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

Extreme weather conditions and natural disasters may interrupt our business or our customers’ businesses.

Many of our facilities and our customers’ facilities are located in areas that may be subject to extreme and occasionally prolonged weather conditions, including hurricanes, blizzards, earthquakes, and extreme heat or cold. Such extreme weather conditions, whether caused by global climate change or otherwise, may interrupt our operations and reduce the number of consumers who visit our customers’ facilities in such areas. Furthermore, such extreme weather conditions may interrupt or impede access to our customers’ facilities, all of which could have a material adverse effect on our business, financial condition, or results of operations.

Fluctuations in fuel prices and other transportation costs could harm our business.

The high cost of fuel can negatively affect consumer confidence and discretionary spending and, as a result, reduce the frequency and amount spent by consumers within our customers’ establishments for food away from home. The high price of fuel and other transportation related costs, such as tolls, fuel taxes, and license and registration fees, can also increase the price we pay for products as well as the costs incurred by us to deliver products to our customers. Furthermore, both the price and supply of fuel are unpredictable and fluctuate based on events outside our control, including geopolitical developments, supply and demand for oil and gas, actions by the Organization of Petroleum Exporting Countries and other oil and gas producers, war and unrest in oil producing countries and regions, regional production patterns, and environmental concerns. These factors, if occurring over an extended period of time, could have a material adverse effect on our sales, margins, operating expenses, or results of operations. For example, in fiscal 2022, the Russian invasion of Ukraine had a significant impact on fuel supply and fuel prices. The United States experienced significant increases in fuel prices and, as a result, the Company's fuel expense increased $90.9 million in fiscal 2022 compared to fiscal 2021.

From time to time, we may enter into arrangements to manage our exposure to fuel costs. Such arrangements, however, may not be effective and may result in us paying higher than market costs for a portion of our fuel. In addition, while we have been successful in the past in implementing fuel surcharges to offset fuel cost increases, we may not be able to do so in the future.

In addition, compliance with current and future environmental laws and regulations relating to carbon emissions and the effects of global warming can be expected to have a significant impact on our transportation costs, which could have a material adverse effect on our business, financial condition, or results of operations.

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

From time to time, we acquire businesses that are intended to broaden our customer base, and/or increase our capabilities and geographic reach. If we are unable to integrate acquired businesses successfully or to realize anticipated economic, operational, and other benefits and synergies in a timely manner, our profitability could be adversely affected. Integration of an acquired business may be more difficult when we acquire a business in a market in which we have limited expertise or with a company culture different from ours. A significant expansion of our business and operations, in terms of geography or magnitude, could strain our administrative and operational resources. Additionally, we may be unable to retain qualified management and other key personnel employed by acquired companies and may fail to build a network of acquired companies in new markets. We could face significantly greater competition from broadline foodservice distributors in these markets than we face in our existing markets.

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

Finally, we are subject to legislation, regulation and other matters regarding the marketing, distribution, sale, taxation and use of cigarette, tobacco and alternative nicotine products. For example, various jurisdictions have adopted or are considering legislation and regulations restricting displays and marketing of tobacco and alternative nicotine products, requiring the disclosure of ingredients used in the manufacture of tobacco and alternative nicotine products, and imposing restrictions on public smoking and vaping. In addition, the FDA has been empowered to regulate changes to nicotine yields and the chemicals and flavors used in tobacco and alternative nicotine products (including cigars, pipe and e-cigarette products), require ingredient listings be displayed on tobacco and alternative nicotine products, prohibit the use of certain terms which may attract youth or mislead users as to the risks involved with using tobacco and alternative nicotine products, as well as limit or otherwise impact the marketing of tobacco and alternative nicotine products by requiring additional labels or warnings that must be pre-approved by the FDA. Such legislation and related regulation are likely to continue to adversely impact the market for tobacco and alternative nicotine products and, accordingly, our sales of such products. Likewise, cigarettes and tobacco products are subject to substantial excise taxes. Significant increases in cigarette-related taxes and/or fees have been proposed or enacted and are likely to continue to be proposed or enacted by various taxing jurisdictions within the U.S. These tax increases negatively impact consumption and may cause a shift in sales from premium brands to discount brands, illicit channels, or tobacco alternatives, such as electronic cigarettes, as smokers seek lower priced options. Furthermore, taxing jurisdictions have the ability to change or rescind credit terms currently extended for the remittance of taxes that we collect on their behalf. If these excise taxes are substantially increased, or credit terms are substantially reduced, it could have a negative impact on our liquidity.

A significant portion of our sales volume is dependent upon the distribution of cigarettes and other tobacco products, sales of which are generally declining.

Following the acquisitions of Eby-Brown Company LLC (“Eby-Brown”) and Core-Mark, a significant portion of our sales volume depends upon the distribution of cigarettes and other tobacco products. Due to increases in the prices of cigarettes, restrictions on cigarette manufacturers’ marketing and promotions, increases in cigarette regulation and excise taxes, health concerns, increased pressure from anti-tobacco groups, the rise in popularity of tobacco alternatives, including electronic cigarettes and other alternative nicotine products, and other factors, cigarette consumption in the United States has been declining gradually over the past few decades. In many instances, tobacco alternatives, such as electronic cigarettes, are not subject to federal, state, and local excise taxes like the sale of conventional cigarettes or other tobacco products. We expect consumption trends of legal cigarette products will continue to be negatively impacted by the factors described above. If we are unable to sell other products to make up for these declines in cigarette sales, our operating results may suffer.

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

We rely upon information technology networks and systems to process, transmit, and store electronic information, and to manage or support virtually all of our business processes and activities. We also use mobile devices, social networking, and other online activities to connect with our employees, suppliers, business partners, and customers. These uses give rise to cybersecurity risks, including security breach, espionage, system disruption, theft, and inadvertent release of information. Our business involves the storage and transmission of numerous classes of sensitive and/or confidential information and intellectual property, including customers’ and suppliers’ personal information, private information about employees, and financial and strategic information about us and our business partners. We have implemented measures to prevent security breaches and other cyber incidents, and, to date, interruption of our information technology networks and systems have been infrequent and have not had a material impact on our operations. However, because cyber-attacks are increasingly sophisticated and more frequent, our preventative measures and incident response efforts may not be entirely effective. Additionally, due to the ongoing COVID-19 pandemic, a substantial portion of our corporate employees continue to work remotely using smartphones, tablets, and other wireless devices, which may further heighten these and other operational risks. The theft, destruction, loss, misappropriation, release of sensitive and/or confidential information or intellectual property, or interference with our information technology systems or the technology systems of third parties on which we rely could result in business disruption, negative publicity, brand damage, violation of privacy laws, loss of customers, potential liability, and competitive disadvantage.

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

Risks Related to the Integration of Core-Mark

We may be unable to successfully integrate the businesses and realize the anticipated benefits of the acquisition of Core-Mark.

The success of the Core-Mark acquisition will depend, to a large extent, on our ability to successfully combine Core-Mark with our business and realize the anticipated benefits, including synergies, cost savings, innovation and operational efficiencies, from the combination. If we are unable to achieve these objectives within the anticipated time frame, or at all, the anticipated benefits may not be realized fully, or at all, or may take longer to realize than expected and the value of our common stock may be harmed.

The integration of Core-Mark with our existing business is a complex, costly and time-consuming process. We have not previously completed a transaction comparable in size or scope to the Core-Mark acquisition. The integration of Core-Mark into our business may result in material challenges, including, without limitation:

•
the diversion of management’s attention from ongoing business concerns and performance shortfalls as a result of the devotion of management’s attention to the integration of Core-Mark;
•
managing a larger company;
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
•
unanticipated changes in federal or state laws or regulations; and
•
unforeseen expenses or delays associated with the integration of Core-Mark.

Many of these factors will be outside of our control and any one of them could result in delays, increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy, which could materially affect our financial position, results of operations and cash flows.

We expect to incur substantial expenses related to the integration of Core-Mark.

We expect to incur substantial expenses in connection with the integration of Core-Mark’s business. There are a large number of processes, policies, procedures, operations, technologies and systems that must be integrated, including purchasing, accounting and finance, sales, payroll, pricing, revenue management, marketing and benefits. In addition, our and Core-Mark’s businesses will continue to maintain a presence in Richmond, Virginia and Westlake, Texas, respectively. The substantial majority of these costs will be facilities and systems consolidation costs. We may incur additional costs to maintain employee morale and to attract, motivate or retain management personnel and other key employees. We will also incur costs related to formulating integration plans for the combined business, and the execution of these plans may lead to additional unanticipated costs. These incremental merger-related costs may exceed the savings the Company expects to achieve from the elimination of duplicative costs and the realization of other efficiencies related to the integration of the businesses, particularly in the near term and in the event there are material unanticipated costs.

Our future results may be adversely impacted if we do not effectively manage our expanded operations.

Following the completion of the acquisition of Core-Mark, the size of our business is significantly larger than it was prior to the acquisition. Our ability to successfully manage this expanded business will depend, in part, upon management’s ability to design and implement strategic initiatives that address not only the integration of two independent stand-alone companies, but also the increased scale and scope of the combined business with its associated increased costs and complexity. There can be no assurances that we will be successful or that we will realize the expected operating efficiencies, cost savings and other benefits currently anticipated from the acquisition of Core-Mark.

Risks Relating to Our Indebtedness

Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or in our industry, expose us to interest rate risk to the extent of our variable rate debt, and prevent us from meeting our obligations under our indebtedness.

As of July 2, 2022, we had $4,355.4 million of indebtedness, including finance lease obligations. In addition, we had $2,201.1 million of availability under the ABL Facility (as defined below under "- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financing Activities in Part II, Item 7 of this Form 10-K ("Item 7")") after giving effect to $190.5 million of outstanding letters of credit and $104.4 million of lenders’ reserves under the ABL Facility.

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

A substantial portion of our indebtedness is floating rate debt. As interest rates increase, our debt service obligations on such indebtedness increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. In addition, interest on the ABL Facility is calculated based on LIBOR. On July 27, 2017, the U.K. Financial Conduct Authority (the “FCA”) announced that it will no longer require banks to submit rates for the calculation of LIBOR after 2021. On March 5, 2021, the Intercontinental Exchange Benchmark Administration (“IBA”), the administrator of LIBOR, announced that it will cease publication of U.S. dollar LIBOR tenors as of June 30, 2023, for the most common tenors (overnight and one, three, six and twelve months). Additionally, as of December 31, 2021, IBA ceased publication of U.S. dollar LIBOR tenors for less common tenors (one week and two months) as well as all tenors of non-U.S. dollar LIBOR as of December 31, 2021. The ABL Facility provides for the use of the Secured Overnight Financing Rate (“SOFR”) as a replacement rate upon a LIBOR cessation event. SOFR is a relatively new reference rate and has a very limited history. The future performance of SOFR cannot be predicted based on its limited historical performance. Since the initial publication of SOFR in April 2018, changes in SOFR have, on occasion, been more volatile than changes in other benchmark or market rates, such as U.S. dollar LIBOR. Additionally, any successor rate to SOFR under the ABL Facility may not have the same characteristics as SOFR or LIBOR. As a result, the consequences of the phase-out of LIBOR cannot be entirely predicted at this time.

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

Our ability to make payments on our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. To a certain extent, this ability is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control. If we are unable to generate sufficient cash flow to service our debt and to meet our other commitments, we may need to restructure or refinance all or a portion of our debt, sell material assets or operations, or raise additional debt or equity capital. We may not be able to affect any of these actions on a timely basis, on commercially reasonable terms, or at all, and these actions may not be sufficient to meet our capital requirements. In addition, any refinancing of our indebtedness could be at a higher interest rate, and the terms of our existing or future debt arrangements may restrict us from effecting any of these alternatives. Our failure to make the required interest and principal payments on our indebtedness would result in an event of default under the agreement governing such indebtedness, which may result in the acceleration of some or all of our outstanding indebtedness.

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
•
alter the business that we conduct;
•
change our fiscal year; and
•
engage in any activities other than permitted activities.

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

A breach of any of these covenants could result in a default under one or more of these agreements, including as a result of cross default provisions, and, in the case of our ABL Facility, amounts due may be accelerated and the rights and remedies of the lenders may be exercised, including rights with respect to the collateral securing the obligations.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of July 2, 2022, we operated 142 distribution centers across our three reportable segments. Of our 142 facilities, we owned 66 facilities and leased the remaining 76 facilities. Our Foodservice segment operated 78 distribution centers and had an average square footage of approximately 200,000 square feet per facility. Our Vistar segment operated 25 distribution centers and had an average square footage of approximately 200,000 square feet per facility. Our Convenience segment operated 39 distribution centers and had an average square footage of approximately 200,000 square feet per facility.

State	Foodservice	Vistar	Convenience	Total
Alabama	1	—	—	1
Arkansas	1	—	1	2
Arizona	1	1	—	2
California	4	2	5	11
Colorado	1	1	1	3
Connecticut	—	1	—	1
Florida	7	1	2	10
Georgia	3	1	2	6
Iowa	1	—	1	2
Illinois	2	1	1	4
Indiana	1	—	1	2
Kentucky	3	1	2	6
Louisiana	3	—	—	3
Massachusetts	3	—	2	5
Maryland	2	—	—	2
Maine	1	—	1	2
Michigan	1	2	1	4
Minnesota	3	1	1	5
Missouri	4	1	—	5
Mississippi	4	1	—	5
North Carolina	1	1	2	4
Nebraska	1	—	—	1
New Jersey	3	2	—	5
New Mexico	—	—	2	2
Nevada	—	1	1	2
Ohio	3	1	2	6
Oregon	1	1	1	3
Pennsylvania	2	1	2	5
South Carolina	3	—	—	3
Tennessee	5	1	—	6
Texas	5	2	1	8
Utah	—	—	1	1
Virginia	3	—	—	3
Vermont	2	—	—	2
Washington	—	—	1	1
Wisconsin	3	1	1	5
Canada	—	—	4	4
Total	78	25	39	142

Our Foodservice “broad-line” customers are generally located no more than 200 miles from one of our distribution facilities, and national chain customers are generally located no more than 450 miles from one of our distribution facilities. Of the 78 Foodservice distribution centers, 10 have meat cutting operations that provide custom-cut meat products and two have seafood processing operations that provide custom-cut and packed seafood to our customers and our other distribution centers. In addition to the 25 distribution centers operated by Vistar, Vistar has four cash-and-carry Merchant’s Mart facilities. The Convenience segment operates two additional facilities as a third-party logistics provider dedicated solely to supporting the logistics and management requirements of one of our customers. These distribution facilities are located in Arizona and Texas.

Customer orders are typically assembled in our distribution facilities and then sorted, placed on pallets, and loaded onto trucks and trailers in delivery sequence. Deliveries are generally made in large tractor-trailers that we usually lease. We use integrated computer systems to design and track efficient route sequences for the delivery of our products.

Our properties also include a combined headquarters facility for our corporate offices and the Foodservice segment that is located in Richmond, Virginia; a combined support service center and headquarters facility for Vistar that is located in Englewood, Colorado; headquarters for Convenience located in Westlake, Texas; locations to support Other segment operations; and other support service centers and corporate offices located in the United States.

Item 3. Legal Proceedings

We are a party to various claims, lawsuits and other legal proceedings arising in the ordinary course of business.

While it is impossible to determine with certainty the ultimate outcome of any of these proceedings, lawsuits, and claims, management believes that adequate provisions have been made or insurance secured for all currently pending proceedings so that the ultimate outcomes will not have a material adverse effect on our financial position. Refer to Note 15. Commitments and Contingencies within the Notes to Consolidated Financial Statements included in Item 8 for disclosure of ongoing litigation.

Item 4. Mine Safety Disclosures

Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market and Price Range of Common Stock

Our common stock is listed on the New York Stock Exchange under the symbol “PFGC.”

Approximate Number of Common Shareholders

At the close of business on August 10, 2022, there were approximately 1,483 holders of record of our shares of common stock. This stockholder figure does not include a substantially greater number of holders whose shares are held of record by banks, brokers and other financial institutions.

Dividends

We have no current plans to pay dividends on our common stock. In addition, our ability to pay dividends is limited by covenants in the agreements governing our existing indebtedness and may be further limited by the agreements governing other indebtedness we or our subsidiaries may incur in the future. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Activities. Any decision to declare and pay dividends in the future will be made at the sole discretion of our Board of Directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions, and other factors that our Board of Directors may deem relevant. Because we are a holding company, and have no direct operations, we will only be able to pay dividends from funds we receive from our subsidiaries.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer

The following table provides information relating to our purchases of shares of the Company's common stock during the fourth quarter of fiscal 2022.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan (in millions)(2)
April 3, 2022—April 30, 2022	—	$-	—	$235.7
May 1, 2022—May 28, 2022	1,095	$46.00	—	$235.7
May 29, 2022—July 2, 2022	13,104	$47.34	—	$235.7
Total	14,199	$47.24	—

(1) During the fourth quarter of fiscal 2022, the Company purchased 14,199 shares of the Company's common stock via share withholding for payroll tax obligations due from employees in connection with the delivery of shares of the Company's common stock under our incentive plans.

(2) On November 13, 2018, the Board of Directors authorized a share repurchase program for up to $250 million of the Company’s outstanding common stock. The share repurchase program does not have an expiration date and may be amended, suspended, or discontinued at any time. Repurchases under this program depend upon market place conditions and other factors, including compliance with the covenants under the ABL Facility and the indentures governing the Notes due 2025, Notes due 2027, and Notes due 2029 (each as defined under Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Activities in Item 7). The share repurchase program remains subject to the discretion of the Board of Directors. Although no shares have been repurchased subsequent to March 23, 2020, approximately $235.7 million remained available for additional share repurchases as of July 2, 2022.

Stock Performance Graph

The performance graph below compares the cumulative total shareholder return of the Company’s common stock over the previous five fiscal years, with the cumulative total return for the same period of the S&P 500 index and the S&P 400 Midcap Index. The graph assumes the investment of $100 in our common stock and each of the indices as of the market close on June 30, 2017 and the reinvestment of dividends. Performance data for the Company, the S&P 500 index and the S&P 400 Midcap Index is provided as of the last trading day of each of our last five fiscal years. The stock price performance graph is not necessarily indicative of future stock price performance.

Item 6. [Reserved]

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

Our Company

We market and distribute over 250,000 food and food-related products to customers across the United States from approximately 142 distribution facilities to over 300,000 customer locations in the “food-away-from-home” industry. We offer our customers a broad assortment of products including our proprietary-branded products, nationally branded products, and products bearing our customers’ brands. Our product assortment ranges from “center-of-the-plate” items (such as beef, pork, poultry, and seafood), frozen foods, and groceries to candy, snacks, beverages, cigarettes, and other tobacco products. We also sell disposables, cleaning and kitchen supplies, and related products used by our customers. In addition to the products we offer to our customers, we provide value-added services by allowing our customers to benefit from our industry knowledge, scale, and expertise in the areas of product selection and procurement, menu development, and operational strategy.

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

The Company’s fiscal year ends on the Saturday nearest to June 30th. This resulted in a 52-week year for fiscal 2022, a 53-week year for fiscal 2021 and a 52-week year for fiscal 2020. References to “fiscal 2022” are to the 52-week period ended July 2, 2022, references to “fiscal 2021” are to the 53-week period ended July 3, 2021, and references to “fiscal 2020” are to the 52-week period ended June 27, 2020.

Key Factors Affecting Our Business

Our business, our industry and the U.S. economy are influenced by a number of general macroeconomic factors, including, but not limited to, the recent rise in the rate of inflation and fuel prices, interest rates, and the ongoing COVID-19 pandemic and related supply chain disruptions and labor shortages. We continue to actively monitor the impacts of the evolving macroeconomic and geopolitical landscape on all aspects of our business. During fiscal 2022, economic and operating conditions for our business improved significantly due to the declining adverse effects of the ongoing COVID-19 pandemic. However, the Company and our industry may continue to face challenges as the recovery continues, such as availability of product supply, increased product and logistics costs, access to labor supply, lower disposable incomes due to inflationary pressures and macroeconomic conditions, and the emergence of COVID-19 variants. The extent to which these challenges will affect our future financial position, liquidity, and results of operations remains uncertain.

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

We believe that the presentation of EBITDA enhances an investor’s understanding of our performance. We use this measure to evaluate the performance of our segments and for business planning purposes. We present EBITDA in order to provide supplemental information that we consider relevant for the readers of our consolidated financial statements included elsewhere in this Form 10-K, and such information is not meant to replace or supersede GAAP measures.

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

Adjusted EBITDA is not defined under GAAP and is subject to important limitations. We believe that the presentation of Adjusted EBITDA is useful to investors because it is frequently used by securities analysts, investors, and other interested parties, including our lenders under the ABL Facility and holders of our Notes due 2025, Notes due 2027, and Notes due 2029, in their evaluation of the operating performance of companies in industries similar to ours. In addition, targets based on Adjusted EBITDA are among the measures we use to evaluate our management’s performance for purposes of determining their compensation under our incentive plans.

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

We have included below reconciliations of EBITDA and Adjusted EBITDA to the most directly comparable measure calculated in accordance with GAAP for the periods presented.

Results of Operations, EBITDA, and Adjusted EBITDA

The following table sets forth a summary of our results of operations, EBITDA, and Adjusted EBITDA for the periods indicated (dollars in millions, except per share data):

	Fiscal Year Ended			Fiscal 2022		Fiscal 2021
	July 2, 2022	July 3, 2021	June 27, 2020	Change	%	Change	%
Net sales	$50,894.1	$30,398.9	$25,086.3	$20,495.2	67.4	5,312.6	21.2
Cost of goods sold	45,637.7	26,873.7	22,217.1	18,764.0	69.8	4,656.6	21.0
Gross profit	5,256.4	3,525.2	2,869.2	1,731.2	49.1	656.0	22.9
Operating expenses	4,929.0	3,324.5	2,968.2	1,604.5	48.3	356.3	12.0
Operating profit (loss)	327.4	200.7	(99.0)	126.7	63.1	299.7	302.7
Other expense, net
Interest expense	182.9	152.4	116.9	30.5	20.0	35.5	30.4
Other, net	(22.6)	(6.4)	6.3	(16.2)	(253.1)	(12.7)	(201.6)
Other expense, net	160.3	146.0	123.2	14.3	9.8	22.8	18.5
Income (loss) before income taxes	167.1	54.7	(222.2)	112.4	205.5	276.9	124.6
Income tax expense (benefit)	54.6	14.0	(108.1)	40.6	290.0	122.1	113.0
Net income (loss)	$112.5	$40.7	$(114.1)	$71.8	176.4	154.8	135.7
EBITDA	$812.8	$546.0	$171.0	$266.8	48.9	375.0	219.3
Adjusted EBITDA	$1,019.8	$625.3	$405.5	$394.5	63.1	219.8	54.2
Weighted-average common shares outstanding:
Basic	149.8	132.1	113.0	17.7	13.4	19.1	16.9
Diluted	151.3	133.4	113.0	17.9	13.4	20.4	18.1
Earnings (loss) per common share:
Basic	$0.75	$0.31	$(1.01)	$0.44	141.9	$1.32	130.7
Diluted	$0.74	$0.30	$(1.01)	$0.44	146.7	$1.31	129.7

We believe that the most directly comparable GAAP measure to EBITDA and Adjusted EBITDA is net income. The following table reconciles EBITDA and Adjusted EBITDA to net income for the periods presented:

	Fiscal year ended
	July 2, 2022	July 3, 2021	June 27, 2020
	(In millions)
Net income (loss)	$112.5	$40.7	$(114.1)
Interest expense	182.9	152.4	116.9
Income tax expense (benefit)	54.6	14.0	(108.1)
Depreciation	279.7	213.9	178.5
Amortization of intangible assets	183.1	125.0	97.8
EBITDA	812.8	546.0	171.0
Non-cash items (1)	170.5	64.9	24.8
Acquisition, integration and reorganization (2)	49.9	16.2	182.8
Productivity initiatives and other adjustment items (3)	(13.4)	(1.8)	26.9
Adjusted EBITDA	$1,019.8	$625.3	$405.5

(1)
Includes adjustments for non-cash charges arising from stock-based compensation and gain/loss on disposal of assets. Stock-based compensation cost was $44.0 million, $25.4 million and $17.9 million for fiscal 2022, fiscal 2021 and fiscal 2020, respectively. In addition, this includes increases in the last-in-first-out (“LIFO”) reserve of $31.9 million for Foodservice and $91.0 million for Convenience for fiscal 2022 compared to increases of $11.8 million for Foodservice and $24.6 million for Convenience for fiscal 2021 and an increase of $0.8 million for Foodservice and $3.1 million for Convenience for fiscal 2020.
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

Consolidated Results of Operations

Fiscal year ended July 2, 2022 compared to fiscal year ended July 3, 2021

Net Sales

Net sales growth is primarily a function of acquisitions, case growth, pricing (which is primarily based on product inflation/deflation), and a changing mix of customers, channels, and product categories sold. Net sales increased $20.5 billion, or 67.4%, in fiscal 2022 compared to fiscal 2021.

The increase in net sales was primarily attributable to the acquisition of Core-Mark on September 1, 2021, which contributed $14.5 billion of net sales in fiscal 2022. The increase in net sales was also driven by growth in cases sold, an increase in selling price per case as a result of inflation, partially offset by the 53rd week in fiscal year 2021. Overall product cost inflation was approximately 11.9% for fiscal 2022. Net sales for the extra week in fiscal 2021 were approximately $664.6 million. Case volume increased 28.8% in fiscal 2022 compared to fiscal 2021. Organic case volume increased 7.9% in fiscal 2022 compared to fiscal 2021. Excluding the impact of the 53rd week in fiscal 2021, organic case volume increased 10.3% in fiscal 2022 compared to the prior year.

Gross Profit

Gross profit increased $1.7 billion, or 49.1%, in fiscal 2022 compared to fiscal 2021. The increase in gross profit was primarily driven by the acquisition of Core-Mark, partially offset by a $122.9 million increase in the LIFO reserve and the 53rd week in fiscal 2021. The acquisition of Core-Mark contributed gross profit of $846.5 million since the acquisition date. Also, gross profit increased due to case growth in Foodservice and an increase in the gross profit per case driven by growth in the independent channel. Independent customers typically receive more services from us, cost more to serve, and pay a higher gross profit per case than other customers. The gross profit for the extra week in fiscal 2021 was approximately $76.1 million.

Operating Expenses

Operating expenses increased $1.6 billion, or 48.3%, for fiscal 2022 compared to fiscal 2021. The increase in operating expenses was primarily driven by the acquisition of Core-Mark, partially offset by the 53rd week in fiscal 2021. Core-Mark contributed an additional $761.8 million operating expenses, excluding depreciation and amortization, since the acquisition date.

Operating expenses also increased as a result of an increase in case volume and the resulting impact on variable operational and selling expenses, as well as an increase in personnel expenses. In fiscal 2022, the Company experienced a $81.2 million increase in temporary contract labor costs, including travel expenses associated with contract workers, compared to the prior year period, as a result of the labor market's impact on the Company's ability to hire and retain qualified labor. In the fourth quarter of fiscal 2022, the Company's use of temporary contract labor normalized to a level consistent with historical usage. Operating expenses also experienced an increase in fuel expense of $90.9 million due to higher fuel prices in fiscal 2022 compared to prior year. Additionally, the Company had increases in workers' compensation and automobile insurance expense of $20.6 million, an increase in professional fees of $23.2 million due to recent acquisitions, and an increase in stock-based compensation expense of $18.6 million. The Company estimates operating expenses for the 53rd week in fiscal 2021 was approximately $70.4 million.

Depreciation and amortization of intangible assets increased from $338.9 million in fiscal 2021 to $462.8 million in fiscal 2022, an increase of 36.6%. Depreciation of fixed assets and amortization of intangible assets increased as a result of the Core-Mark acquisition and another recent acquisition, partially offset by the 53rd week in fiscal 2021. Total depreciation and amortization related to the acquisition of Core-Mark was $109.7 million. Total depreciation and amortization related to the 53rd week in fiscal 2021 was approximately $6.6 million.

Net Income

Net income was $112.5 million for fiscal 2022 compared to $40.7 million for fiscal 2021. This increase in net income was attributable to the $126.7 million increase in operating profit and an increase in other income, partially offset by increases in interest expense and income tax expense. The increase in other income primarily relates to realized and unrealized gains on fuel hedging instruments. The increase in interest expense was primarily the result of an increase in average borrowings outstanding, partially offset by a decrease in the average interest rate during fiscal 2022 compared to fiscal 2021.

The Company reported income tax expense of $54.6 million for fiscal 2022 compared to $14.0 million for fiscal 2021. Our effective tax rate in fiscal 2022 was 32.7% compared to 25.6% in fiscal 2021. The effective tax rate for fiscal 2022 differed from the prior year due to the increase of non-deductible expenses as a percentage of book income. including $4.2 million of tax related to non-deductible transaction costs incurred for acquisitions, and the decrease in deductible stock-based compensation as a percentage of book income. The effective tax rate for fiscal 2021 was impacted by a benefit from a federal net operating loss carryback to tax years with a statutory rate higher than the current statutory tax rate.

Fiscal year ended July 3, 2021 compared to fiscal year ended June 27, 2020

Net Sales

Net sales growth is primarily a function of case growth, pricing (which is primarily based on product inflation/deflation), and a changing mix of customers, channels, and product categories sold. Net sales increased $5,312.6 million, or 21.2%, in fiscal 2021 compared to fiscal 2020. The increase in net sales was primarily attributable to the acquisition of Reinhart Foodservice, L.L.C. (“Reinhart”) on December 31, 2019, along with the 53rd week in fiscal year 2021. Net sales for the extra week in fiscal 2021 were approximately $664.6 million. The acquisition of Reinhart contributed $6,049.3 million of net sales in fiscal 2021, compared to $2,525.0 million in fiscal 2020.

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

Segment Results

As previously disclosed, in the second quarter of fiscal 2022, the Company changed its operating segments to reflect the manner in which the business is managed. Based on the Company’s organization structure and how the Company’s management reviews operating results and makes decisions about resource allocation, the Company's three reportable segments are: Foodservice, Vistar, and Convenience. Management evaluates the performance of these segments based on various operating and financial metrics, including their respective sales growth and EBITDA.

Corporate & All Other is comprised of unallocated corporate overhead and certain operating segments that are not considered separate reportable segments based on their size, including the operations of our internal logistics unit responsible for managing and allocating inbound logistics revenue and expense.

The presentation and amounts for the fiscal years ended July 3, 2021 and June 27, 2020 have been restated to reflect the segment changes described above.

The following tables set forth net sales and EBITDA by segment for the periods indicated (dollars in millions):

Net Sales

	Fiscal Year Ended			Fiscal 2022		Fiscal 2021
	July 2, 2022	July 3, 2021	June 27, 2020	Change	%	Change	%
Foodservice	$26,579.2	$21,890.0	$16,740.5	$4,689.2	21.4	$5,149.5	30.8
Vistar	3,681.8	2,539.6	3,166.0	1,142.2	45.0	(626.4)	(19.8)
Convenience	20,603.3	5,946.8	5,173.4	14,656.5	246.5	773.4	14.9
Corporate & All Other	526.5	428.6	345.8	97.9	22.8	82.8	23.9
Intersegment Eliminations	(496.7)	(406.1)	(339.4)	(90.6)	(22.3)	(66.7)	(19.7)
Total net sales	$50,894.1	$30,398.9	$25,086.3	$20,495.2	67.4	$5,312.6	21.2

EBITDA

	Fiscal Year Ended			Fiscal 2022		Fiscal 2021
	July 2, 2022	July 3, 2021	June 27, 2020	Change	%	Change	%
Foodservice	$741.8	$658.9	$336.3	$82.9	12.6	$322.6	95.9
Vistar	192.0	81.6	119.9	110.4	135.3	(38.3)	(31.9)
Convenience	151.4	12.1	(81.4)	139.3	1,151.2	93.5	114.9
Corporate & All Other	(272.4)	(206.6)	(203.8)	(65.8)	(31.8)	(2.8)	(1.4)
Total EBITDA	$812.8	$546.0	$171.0	$266.8	48.9	$375.0	219.3

Segment Results—Foodservice

Fiscal year ended July 2, 2022 compared to fiscal year ended July 3, 2021

Net Sales

Net sales for Foodservice increased $4.7 billion, or 21.4%, from fiscal 2021 to fiscal 2022. This increase in net sales was driven by growth in cases sold due to the declining effects of the COVID-19 pandemic on the restaurant industry, an increase in selling price per case as a result of inflation, and a recent acquisition, partially offset by the 53rd week in fiscal 2021. Net sales for the 53rd week in fiscal 2021 were approximately $484.3 million. Overall product cost inflation was approximately 16.5% for fiscal 2022 compared to the prior year, which was driven primarily by price increases for disposable items and center-of-the plate items such as meat, poultry, and seafood. Securing new and expanding business with independent customers resulted in organic independent case growth of 11.8% in fiscal 2022 compared to the prior year. Excluding the impact of the 53rd week, organic independent case growth was 14.4% compared to the prior year. For fiscal 2022, independent sales as a percentage of total segment sales were 38.2%.

EBITDA

EBITDA for Foodservice increased $82.9 million, or 12.6%, from fiscal 2021 to fiscal 2022. This increase was the result of an increase in gross profit, partially offset by an increase in operating expenses excluding depreciation and amortization. Gross profit increased $587.0 million, or 20.7%, in fiscal 2022 compared to the prior fiscal year, driven by an increase in the gross profit per case, as well as an increase in cases sold, partially offset by gross profit of approximately $62.1 million for the 53rd week in fiscal 2021 and a $31.9 million increase to the LIFO reserve. The increase in gross profit per case was driven by a favorable shift in the mix of cases sold, including more Performance Brands products sold to independent customers. Cases sold to independent business result in higher gross margins within this segment.

Operating expenses excluding depreciation and amortization for Foodservice increased by $504.3 million, or 23.1%, from fiscal 2021 to fiscal 2022. Operating expenses increased primarily as a result of an increase in case volume and the resulting impact on variable operational and selling expenses, as well as increases in personnel expense. The increases in personnel expense includes $73.9 million increase in temporary contract labor costs, including travel expense associated with the contract workers, for fiscal 2022 compared to the prior year period as a result of the current labor market’s impact on the Company’s ability to hire and retain qualified labor. Operating expenses also experienced increases in fuel expenses of $59.9 million primarily as a result of an increase in fuel prices compared to the prior year period. These increases were partially offset by the extra week in fiscal 2021. The Company estimates that operating expenses excluding depreciation and amortization for Foodservice were approximately $47.1 million in the 53rd week of fiscal 2021.

Depreciation of fixed assets and amortization of intangible assets recorded in this segment increased from $248.3 million in fiscal 2021 to $260.0 million in fiscal 2022. Depreciation of fixed assets and amortization of intangible assets increased in fiscal 2022 as a result of a recent acquisition, partially offset by the extra week in fiscal 2021. Total depreciation and amortization related to the 53rd week in fiscal 2021 was approximately $4.7 million for Foodservice.

Fiscal year ended July 3, 2021 compared to fiscal year ended June 27, 2020

Net Sales

Net sales for Foodservice increased $5.1 billion, or 30.8%, from fiscal 2020 to fiscal 2021. The increase in net sales was driven by the Reinhart acquisition and an increase in selling price per case as a result of inflation, as well as the 53rd week in fiscal 2021. Net sales for the extra week in fiscal 2021 were approximately $484.3 million. Reinhart contributed $6.0 billion of net sales during fiscal 2021 compared to $2.5 billion in fiscal 2020. The Reinhart acquisition also expanded business with independent customers, resulting in independent case growth of approximately 31.6% in fiscal 2021 compared to the prior year. Excluding the impact of Reinhart, independent cases grew 12.6% in fiscal 2021 compared to the prior year, as a result of securing new and expanding business with independent customers. For fiscal 2021, independent sales as a percentage of total segment sales were 35.5%.

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

Operating expenses excluding depreciation and amortization for Foodservice increased by $391.0, or 21.8%, from fiscal 2020 to fiscal 2021. Operating expenses increased primarily as a result of the acquisition of Reinhart which contributed an additional $313.1 million of operating expenses for fiscal 2021. Excluding the impact of the additional Reinhart operating expenses, operating expense increased as a result of an increase in case volume and the resulting impact on variable operational and selling expenses, along with an increase in bonus expense of $40.6 million and an increase in other personnel expenses as compared to the prior year. These increases were partially offset by decreases in insurance expense of $14.4 million, fuel expense of $2.9 million, and the expense related to reserves for expected credit losses. In fiscal 2021, Foodservice recorded a benefit of $22.8 million related to reserves for expected credit losses as compared to bad debt expense of $63.1 million during fiscal 2020. The Company estimates that operating expenses excluding depreciation and amortization for Foodservice were approximately $47.1 million in the 53rd week of fiscal 2021..

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

Segment Results—Vistar

Fiscal year ended July 2, 2022 compared to fiscal year ended July 3, 2021

Net Sales

Net sales for Vistar increased $1.1 billion, or 45.0%, from fiscal 2021 to fiscal 2022. The increases in net sales were driven primarily by the declining effects of the COVID-19 pandemic, partially offset by the 53rd week in fiscal 2021. Net sales for the 53rd week in fiscal 2021 were approximately $57.2 million. All channels, including those significantly impacted by the COVID-19 pandemic, such as vending, theater, value stores, office coffee service, hospitality, and travel, experienced case volume growth in fiscal 2022 compared to the prior year period.

EBITDA

EBITDA for Vistar increased $110.4 million, or 135.3%, from fiscal 2021 to fiscal 2022. The increase was the result of an increase in gross profit, partially offset by increases in operating expenses excluding depreciation and amortization. Gross profit increased $200.7 million, or 48.4%, in fiscal 2022 compared to fiscal 2021, driven by a favorable shift in the channel mix primarily related to the recovery in the theater channel, and an increase in procurement gains. These increases were partially offset by gross profit of approximately $9.4 million in the 53rd week in fiscal 2021. Gross profit as a percentage of net sales increased from 16.3% for fiscal 2021 to 16.7% for fiscal 2022.

Operating expenses excluding depreciation and amortization increased $90.3 million, or 27.1%, for fiscal 2022 compared to the prior year. Operating expenses increased primarily as a result of increased sales volume described above, and the resulting impact on variable operational and selling expenses. Operating expenses increased primarily as a result of increased sales volume described above, and the resulting impact on variable operational and selling expenses. Operating expenses also increased as a result of an increase in personnel expense and an increase in fuel expense due to higher fuel prices. These increases were partially offset by the extra week in fiscal 2021. The Company estimates that operating expenses excluding depreciation and amortization for Vistar were approximately $6.6 million in the 53rd week of fiscal 2021.

Depreciation of fixed assets and amortization of intangible assets recorded in this segment increased from $47.9 million in fiscal 2021 to $52.6 million in fiscal 2022. The increase was the result of recent capital outlays to support the segment's growth, partially offset by the extra week in fiscal 2021. Total depreciation and amortization related to the 53rd week in fiscal 2021 was approximately $1.0 million for Vistar.

Fiscal year ended July 3, 2021 compared to fiscal year ended June 27, 2020

Net Sales

Net sales for Vistar decreased $626.4 million, or 19.8%, from fiscal 2020 to fiscal 2021. Due to the restrictions implemented by governments to slow the spread of COVID-19, there were significant declines in case volume in the theater, office coffee service, office supply, hospitality, and travel channels for fiscal 2021, however, these declines gradually improved, as certain states eased restrictions allowing many of our customers in these channels to resume operations during the fourth quarter of fiscal 2021. The decline in net sales was partially offset by approximately $57.2 million in net sales for the 53rd week in fiscal 2021.

EBITDA

EBITDA for Vistar decreased $38.3 million, or 31.9%, from fiscal 2020 to fiscal 2021. This decrease was primarily the result of a decrease in gross profit, partially offset by a decrease in operating expenses excluding depreciation and amortization. The gross profit decrease of $64.2 million for fiscal 2021 compared to fiscal 2020, was driven by the impact of COVID-19 on the channels we serve, partially offset by gross profit of approximately $9.4 million in the 53rd week in fiscal 2021. Additionally, for fiscal 2021, Vistar recorded $4.3 million of inventory write-offs primarily as result of the impact of COVID-19 on the channels we serve, which was a decrease of $9.3 million compared to the prior year. Gross profit as a percentage of net sales increased from 15.1% for fiscal 2020 to 16.3% for fiscal 2021.

Operating expenses excluding depreciation and amortization decreased $25.9 million, or 7.2%, for fiscal 2021 compared to the prior year. Operating expenses decreased primarily as a result of decreased sales volume described above. Additionally, in fiscal 2021, Vistar recorded a benefit of $2.0 million related to reserves for expected credit losses for customer receivables as compared to bad debt expense of $14.4 million for the prior year. These decreases were partially offset by an increase in bonus expense of $15.9 million for fiscal 2021 compared to the prior year. The Company estimates that operating expenses excluding depreciation and amortization for Vistar were approximately $6.6 million in the 53rd week of fiscal 2021.

Depreciation of fixed assets and amortization of intangible assets recorded in this segment increased from $40.3 million in fiscal 2020 to $47.9 million in fiscal 2021. Total depreciation and amortization related to the 53rd week in fiscal 2021 was approximately $1.0 million for Vistar. Depreciation of fixed assets and amortization of intangible assets increased as a result of the accelerated amortization of certain trade names and capital outlays to support the segment’s growth.

Segment Results—Convenience

Fiscal year ended July 2, 2022 compared to fiscal year ended July 3, 2021

Net Sales

Net sales for Convenience increased $14.7 billion, or 246.5%, from $5.9 billion for fiscal 2021 to $20.6 billion for fiscal 2022. Net sales related to cigarettes for fiscal 2022 was $13.2 billion, which includes $3.7 billion of excise taxes, compared to net sales of cigarettes of $4.2 billion, which includes $1.2 billion of excise taxes, for fiscal 2021.

The increase in net sales for Convenience was driven primarily by the Core-Mark acquisition. The Core-Mark acquisition contributed $14.5 billion of net sales since the acquisition date, which includes $2.6 billion related to tobacco excise taxes. The increase in net sales was also driven by organic growth in cases sold, partially offset by the 53rd week in fiscal 2021. Net sales for the 53rd week in fiscal 2021 were approximately $122.7 million.

EBITDA

EBITDA for Convenience increased $139.3 million, or 1,151.2%, from fiscal 2021 to fiscal 2022. This increase was a result of an increase in gross profit, partially offset by an increase in operating expenses excluding depreciation and amortization driven by the acquisition of Core-Mark. Gross profit increased $932.8 million, or 380.2%, for fiscal 2022 compared to the prior year period. Core-Mark contributed gross profit of $846.5 million since the acquisition date. Gross profit also increased as a result of case growth, a favorable shift in product mix, and procurement gains, partially offset by a $91.0 million increase in the LIFO reserve and gross profit of approximately $4.2 million for the 53rd week in fiscal 2021. Gross profit as a percentage of net sales increased from 4.1% for fiscal 2021 to 5.7% for fiscal 2022 as a result of the Core-Mark acquisition.

Operating expenses, excluding depreciation and amortization, increased $794.9 million, or 341.0%, for fiscal 2022 compared to the prior year period. Operating expenses increased primarily as a result of the acquisition of Core-Mark, which contributed an additional $735.8 million of operating expenses since the acquisition date. Operating expenses also experienced increases in personnel expense, fuel expense and reserves related to expected credit losses in fiscal 2022 as compared to the prior year. These increases were partially offset by operating expense of approximately $5.1 million for the 53rd week in fiscal 2021.

Depreciation and amortization of intangible assets recorded in this segment increased from $12.6 million in fiscal 2021 to $125.7 million in fiscal 2022. Depreciation of fixed assets and amortization of intangible assets increased as a result of the Core-Mark acquisition. Total depreciation and amortization related to the acquisition of Core-Mark was $109.7 million since the acquisition date. The remaining increase was the result of recent capital outlays for transportation and warehouse equipment and information technology, partially offset by approximately $0.4 million of depreciation and amortization for the 53rd week in fiscal 2021.

Fiscal year ended July 3, 2021 compared to fiscal year ended June 27, 2020

Net Sales

Net sales for Convenience increased $773.4 million, or 14.9%, from fiscal 2020 to fiscal 2021. Net sales for fiscal 2021 included $1.2 billion related to tobacco excise taxes, as compared to $1.1 billion for fiscal 2020. The increase in net sales was driven by growth in cases sold and the extra week in fiscal 2021. Net sales for the 53rd week in fiscal 2021 were approximately $122.7 million.

EBITDA

EBITDA for Convenience increased $93.5 million, or 114.9%, from fiscal 2020 to fiscal 2021. The increase was a result of a decrease in operating expenses excluding depreciation and amortization and an increase in gross profit. Gross profit increased $2.1 million for fiscal 2021 compared to fiscal 2020 as a result of case growth, a favorable shift in product mix, and the extra week in fiscal 2021. The Company estimates that gross profit for Convenience was approximately $4.2 million for the 53rd week in fiscal 2021. These increases were almost completely offset by a $24.6 million increase to the LIFO reserve.

Operating expenses, excluding depreciation and amortization, decreased $91.7 million, or 28.2%, for fiscal 2021 primarily as a result of a $108.6 million reduction in contingent consideration accretion expense for fiscal 2021 as compared to prior year period. This decrease in operating expense was partially offset by an increase of variable operational and selling expense compared to fiscal

2020 as a result of the increased case volume described above and approximately $5.1 million of operating expenses excluding depreciation and amortization related to the 53rd week in fiscal 2021.

Depreciation and amortization of intangible assets recorded in this segment increased from $9.7 million in fiscal 2020 to $12.6 million in fiscal 2021. The increase was the result of recent capital outlays for transportation and warehouse equipment and approximately $0.4 million of depreciation and amortization for the 53rd week in fiscal 2021.

Segment Results—Corporate & All Other

Fiscal year ended July 2, 2022 compared to fiscal year ended July 3, 2021

Net Sales

Net sales for Corporate & All Other increased $97.9 million from fiscal 2021 to fiscal 2022. The increase was primarily attributable to an increase in logistics services provided to our other segments for increased case volume, partially offset by approximately $9.2 million of net sales for the 53rd week in fiscal 2021.

EBITDA

EBITDA for Corporate & All Other was a negative $272.4 million for fiscal 2022 compared to a negative $206.6 million for fiscal 2021. This decline in EBITDA was primarily driven by increases in personnel expenses, an increase in stock-based compensation expense of $18.6 million, and an increase of $22.6 million in professional and legal fees related primarily to acquisitions in fiscal 2022. These operating expense increases were partially offset by the extra week in fiscal 2021. The Company estimates that operating expenses excluding depreciation and amortization were approximately $5.0 million in the 53rd week of fiscal 2021.

Depreciation of fixed assets and amortization of intangible assets recorded in this segment decreased from $30.1 million in fiscal 2021 to $24.5 million in fiscal 2022 as a result of accelerated depreciation for abandoned information technology projects in the prior year and the extra week in fiscal 2021. Total depreciation and amortization related to the 53rd week in fiscal 2021 was approximately $0.5 million for Corporate & All Other.

Fiscal year ended July 3, 2021 compared to fiscal year ended June 27, 2020

Net Sales

Net sales for Corporate & All Other increased $82.8 million from fiscal 2020 to fiscal 2021. The increase was primarily attributable to an increase in logistics services provided to our other segments for increased case volume due to the acquisition of Reinhart, sales contributions from other recent immaterial acquisitions, and approximately $9.2 million of net sales for the 53rd week in fiscal 2021.

EBITDA

EBITDA for Corporate & All Other was a negative $206.6 million for fiscal 2021 compared to a negative $203.8 million for fiscal 2020. This decline in EBITDA was primarily driven by the additional corporate operating expenses, excluding depreciation and amortization, of $2.5 million associated with the acquisition of Reinhart, as well as the additional week in fiscal 2021. Additionally, operating expenses increased as a result of an increase in annual bonus expense of $17.3 million and an increase in insurance expense of $8.1 million fiscal 2021 as compared to the prior year. These increases were partially offset by a decline of $29.0 million in fiscal 2021 for professional and legal fees related primarily to acquisitions in fiscal 2020. The Company estimates that operating expenses excluding depreciation and amortization were approximately $5.0 million in the 53rd week of fiscal 2021.

Depreciation of fixed assets and amortization of intangible assets recorded in this segment was $30.1 million in fiscal 2021 compared to $28.6 million for fiscal 2020. Total depreciation and amortization related to the 53rd week in fiscal 2021 was approximately $0.5 million for Corporate & All Other.

Liquidity and Capital Resources

We have historically financed our operations and growth primarily with cash flows from operations, borrowings under our credit facility (currently our ABL Facility), operating and finance leases, and normal trade credit terms. We have typically funded our acquisitions with additional borrowings under our credit facility. Our working capital and borrowing levels are subject to seasonal fluctuations, typically with the lowest borrowing levels in the third and fourth fiscal quarters and the highest borrowing levels occurring in the first and second fiscal quarters. We borrow under our credit facility or pay it down regularly based on our cash flows from operating and investing activities. Our practice is to minimize interest expense while maintaining reasonable liquidity.

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

Our cash requirements over the next 12 months and beyond relate to our long-term debt and associated interest payments, operating and finance leases, and purchase obligations. For information regarding the Company’s expected cash requirements related to long-term debt and operating and finance leases, see Note 8. Debt and Note 12. Leases, respectively, within the Notes to Consolidated Financial Statements included in Item 8. As of July 2, 2022, the Company had total purchase obligations of $163.9 million, which includes agreements for purchases related to capital projects and services in the normal course of business, for which all significant terms have been confirmed, as well as a minimum amount due for various Company meetings and conferences. Purchase obligations also include amounts committed to various capital projects in process or scheduled to be completed in the coming fiscal years. As of July 2, 2022, the Company had commitments of $101.8 million for capital projects related to warehouse expansion and improvements and warehouse equipment. The Company anticipates using cash flows from operations or borrowings under the ABL Facility to fulfill these commitments. Amounts due under these agreements were not included in the Company’s consolidated balance sheet as of July 2, 2022.

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

We believe that our cash flows from operations and available borrowing capacity will be sufficient to meet our anticipated cash requirements over the next 12 months and beyond, to maintain sufficient liquidity for normal operating purposes, and to fund capital expenditures.

At July 2, 2022, our cash balance totaled $18.7 million, including restricted cash of $7.1 million, as compared to a cash balance totaling $22.2 million, including restricted cash of $11.1 million, at July 3, 2021.

Operating Activities

Fiscal year ended July 2, 2022 compared to fiscal year ended July 3, 2021

During fiscal 2022 and fiscal 2021, our operating activities provided cash flow of $276.5 million and $64.6 million, respectively. The increase in cash flows provided by operating activities in fiscal 2022 compared to fiscal 2021 was largely driven by higher operating income and the prior year payment of $117.3 million of contingent consideration related to the acquisition of Eby-Brown, partially offset by net income tax refunds of $117.4 million in fiscal 2021 and investments in working capital in fiscal 2022. Toward the end of fiscal 2022, the Company made advanced purchases of $220.3 million of tobacco related inventory to take advantage of preferred pricing and as a result of one of the Company's cigarette suppliers shutting down for a system conversion.

Fiscal year ended July 3, 2021 compared to fiscal year ended June 27, 2020

During fiscal 2021 and fiscal 2020, our operating activities provided cash flow of $64.6 million and $623.6 million, respectively. The decrease in cash flows provided by operating activities in fiscal 2021 compared to fiscal 2020 was largely driven by larger investments in net working capital and the payment of $117.3 million of contingent consideration related to the acquisition of Eby-Brown, partially offset by net income tax refunds of $117.4 million received during fiscal 2021.

Investing Activities

Cash used in investing activities totaled $1,861.5 million in fiscal 2022 compared to $199.8 million in fiscal 2021 and $2,146.0 million in fiscal 2020. These investments consisted primarily of net cash paid for recent acquisitions of $1,650.5 million, $18.1 million, and $1,989.0 million for fiscal year 2022, 2021 and 2020, respectively, along with capital purchases of property, plant, and equipment of $215.5 million, $188.8 million, and $158.0 million for fiscal years 2022, 2021, and 2020, respectively. In fiscal 2022, purchases of property, plant, and equipment primarily consisted of outlays for information technology, warehouse equipment, warehouse expansions and improvements, and transportation equipment. The following table presents the capital purchases of property, plant, and equipment by segment. Capital expenditures for fiscal year ended July 3, 2021 and fiscal year ended June 27, 2020 have been restated to reflect the segment changes discussed above.

	Fiscal Year Ended
(Dollars in millions)	July 2, 2022	July 3, 2021	June 27, 2020
Foodservice	$148.2	$99.9	$57.8
Vistar	19.1	48.0	46.7
Convenience	31.9	26.5	25.3
Corporate & All Other	16.3	14.4	28.2
Total capital purchases of property, plant and equipment	$215.5	$188.8	$158.0

Financing Activities

During fiscal 2022, our financing activities provided cash flow of $1,581.5 million, which consisted primarily of $1.0 billion in cash received from the issuance and sale of the Notes due 2029 and $1,019.7 million in net borrowings under our Prior Credit Agreement (as defined below) and ABL Facility, partially offset by $350.0 million in cash used for the repayment of the Notes due 2024.

During fiscal 2021,our financing activities used cash flow of $274.4 million, which consisted primarily of $16.2 million in net payments under our Prior Credit Agreement, $136.4 million in payments related to recent acquisitions, $110.0 million repayment of a 364-day maturity loan that was junior to the other obligations owed under the Prior Credit Agreement ("Additional Junior Term Loan"), and $37.9 million in payments of finance lease obligations.

During fiscal 2020, net cash provided by financing activities was $1,928.8 million, which consisted primarily of $1,060.0 million in cash received from the issuance and sale of the Notes due 2027, $275.0 million in cash received from the issuance and sale of the Notes due 2025, $828.1 million in net proceeds from the issuance of common stock, and $110.0 million in borrowings under the Additional Junior Term Loan, partially offset by $259.0 million in net payments under our Prior Credit Agreement.

The following describes our financing arrangements as of July 2, 2022:

Credit Agreement: PFGC, Inc., a wholly-owned subsidiary of the Company (“PFGC”), was a party to the Fourth Amended and Restated Credit Agreement dated December 30, 2019 (as previously amended, the “Prior Credit Agreement”). The Prior Credit Agreement had an aggregate principal amount of $3.0 billion under the revolving loan facility and was scheduled to mature on December 30, 2024. The $110.0 million Additional Junior Term Loan was paid of early and in full in fiscal 2021.

On September 17, 2021, PFGC and Performance Food Group, Inc. entered into the Fifth Amended and Restated Credit Agreement (the “ABL Facility”) with Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent, and the other lenders party thereto, which amended the Prior Credit Agreement. The ABL Facility, among other things, (i) increased the aggregate principal amount available under the revolving loan facility from $3.0 billion to $4.0 billion, (ii) extended the stated maturity date from December 30, 2024 to September 17, 2026, and (iii) included an alternative reference rate, which provides mechanisms for the use of the Secured Overnight Financing Rate as a replacement rate upon a LIBOR cessation event.

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

The following table summarizes outstanding borrowings, availability, and the average interest rate under the credit facility in place as of the applicable date:

(Dollars in millions)	As of July 2, 2022	As of July 3, 2021
Aggregate borrowings	$1,608.4	$586.3
Letters of credit	190.5	161.7
Excess availability, net of lenders’ reserves of $104.4 and $55.1	2,201.1	2,252.0
Average interest rate	2.89%	2.32%

The ABL Facility contains covenants requiring the maintenance of a minimum consolidated fixed charge coverage ratio if excess availability falls below the greater of (i) $320.0 million and (ii) 10% of the lesser of the borrowing base and the revolving credit facility amount for five consecutive business days. The ABL Facility also contains customary restrictive covenants that include, but are not limited to, restrictions on the loan parties’ and their subsidiaries abilities to incur additional indebtedness, pay dividends, create liens, make investments or specified payments, and dispose of assets. The ABL Facility provides for customary events of default, including payment defaults and cross-defaults on other material indebtedness. If an event of default occurs and is continuing, amounts due under the ABL Facility may be accelerated and the rights and remedies of the lenders may be exercised, including rights with respect to the collateral securing the obligations under such agreement.

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

Upon the occurrence of a change of control triggering event or upon the sale of certain assets in which Performance Food Group, Inc. does not apply the proceeds as required, the holders of the Notes due 2025 will have the right to require Performance Food Group, Inc. to repurchase each holder’s Notes due 2025 at a price equal to 101% (in the case of a change of control triggering event) or 100% (in the case of an asset sale) of their principal amount, plus accrued and unpaid interest. Performance Food Group, Inc. may redeem all or a part of the Notes due 2025 at any time prior to May 1, 2023 at a redemption price equal to 103.438% of the principal amount redeemed, plus accrued and unpaid interest. The redemption price decreases to 101.719% and 100% of the principal amount redeemed on May 1, 2023, and May 1, 2024, respectively.

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

The proceeds from the Notes due 2027 along with an offering of shares of the Company’s common stock and borrowings under the Prior Credit Agreement, were used to fund the cash consideration for the Reinhart acquisition and to pay related fees and expenses.

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

Senior Notes due 2029: On July 26, 2021, Performance Food Group, Inc. issued and sold $1.0 billion aggregate principal amount of its 4.250% Senior Notes due 2029 (the “Notes due 2029”). The Notes due 2029 are jointly and severally guaranteed on a senior unsecured basis by PFGC and all domestic direct and indirect wholly-owned subsidiaries of PFGC (other than captive insurance subsidiaries and other excluded subsidiaries). The Notes due 2029 are not guaranteed by the Company.

The proceeds from the Notes due 2029 were used to pay down the outstanding balance of the Prior Credit Agreement, to redeem the $350.0 million aggregate principal amount of the 5.500% Senior Notes due 2024 (“Notes due 2024”), and to pay the fees, expenses, and other transaction costs incurred in connection with the Notes due 2029.

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

The ABL Facility and the indentures governing the Notes due 2025, the Notes due 2027, and the Notes due 2029 contain customary restrictive covenants under which all of the net assets of PFGC and its subsidiaries were restricted from distribution to Performance Food Group Company, except for approximately $1,632.5 million of restricted payment capacity available under such debt agreements, as of July 2, 2022. Such minimum estimated restricted payment capacity is calculated based on the most restrictive of our debt agreements and may fluctuate from period to period, which fluctuations may be material. Our restricted payment capacity under other debt instruments to which the Company is subject may be materially higher than the foregoing estimate.

As of July 2, 2022, the Company was in compliance with all of the covenants under the ABL Facility and the indentures governing the Notes due 2025, the Notes due 2027, and the Notes due 2029.

Total Assets by Segment

Total assets by segment discussed below exclude intercompany receivables between segments and amounts as of July 3, 2021 have been restated to reflect the changes to our reportable segments that occurred in the second quarter of fiscal 2022.

Total assets for Foodservice increased $663.6 million from $5,791.7 million as of July 3, 2021 to $6,455.3 million as of July 2, 2022. During this period, this segment increased its inventory, property, plant, and equipment, accounts receivable, and goodwill primarily due to a recent acquisition, partially offset by a decrease in intangible assets.

Total assets for Vistar increased $84.0 million from $1,049.7 million as of July 3, 2021 to $1,133.7 million as of July 2, 2022. During this period, Vistar increased its inventory and accounts receivable.

Total assets for Convenience increased $3,729.7 million from $681.9 million as of July 3, 2021 to $4,411.6 million as of July 2, 2022. During this period, this segment increased its inventory, goodwill, accounts receivable, intangible assets, property, plant and equipment, and operating lease right-of-use assets as a result of the Core-Mark acquisition.

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

Inventory Valuation

Our inventories consist primarily of food and non-food products. The Company values inventories at the lower of cost or market using the first-in, first-out (“FIFO”) method and last-in, first-out ("LIFO") using the link chain technique of the dollar value method.

FIFO was used for approximately 57% of total inventories at July 2, 2022. We adjust our inventory balances for slow-moving, excess, and obsolete inventories. These adjustments are based upon inventory category, inventory age, specifically identified items, and overall economic conditions.

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

During fiscal 2022 and fiscal 2021, we performed the step zero analysis for our goodwill impairment test. As a result of our step zero analysis, no further quantitative impairment test was deemed necessary for fiscal 2022 and fiscal 2021. There were no impairments of goodwill or intangible assets with indefinite lives for fiscal 2022 and fiscal 2021.

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

As of July 2, 2022, our subsidiary, Performance Food Group, Inc., had two interest rate swaps with a combined value of $400.0 million notional amount that were designated as cash flow hedges of interest rate risk. See Note 9. Derivatives and Hedging Activities within the Notes to Consolidated Financial Statements included in Item 8 for further discussion of these interest rate swaps.

The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction impacts earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as hedged interest payments are made on our debt. During the next twelve months, we estimate that gains of approximately $7.7 million will be reclassified as an increase to interest expense.

Based on the fair values of these interest rate swaps as of July 2, 2022, a hypothetical 100 bps decrease in LIBOR would result in a loss of $8.1 million and a hypothetical 100 bps increase in LIBOR would result in a gain of $8.0 million within accumulated other comprehensive income.

Assuming an average daily balance on our ABL Facility of approximately $1.6 billion, approximately $388.6 million of our outstanding long-term debt is fixed through interest rate swap agreements over the next 12 months and approximately $1.2 billion represents variable-rate debt. A hypothetical 100 bps increase in LIBOR on our variable-rate debt would lead to an increase of approximately $12.2 million in annual interest expense.

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

As of July 2, 2022, we had collars in place for approximately 24% of the gallons we expect to use over the twelve months following July 2, 2022. Subsequent to July 2, 2022, we entered into additional collars that increased the collars in place to approximately 30% of the gallons we expect to use over the twelve months following July 2, 2022. These collars are recorded at fair value as either an asset or liability on the balance sheet. Any changes in fair value are recorded in the period of the change as unrealized gains or losses on fuel hedging instruments. A hypothetical 10% increase or decrease in expected diesel fuel prices would result in an immaterial gain or loss for these derivative instruments.

Our fuel purchases occur at market prices. Using published market price projections for diesel and estimates of fuel consumption, a 10% hypothetical increase in diesel prices from the market price would result in a potential increase of approximately $34.3 million in fuel costs included in Operating expenses. As discussed above, this increase in fuel costs would be partially offset by fuel surcharges passed through to our customers.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

Audited Consolidated Financial Statements as of July 2, 2022 and July 3, 2021 and for the fiscal years ended July 2, 2022 July 3, 2021, and June 27, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Performance Food Group Company

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Performance Food Group Company and subsidiaries (the “Company”) as of July 2, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 2, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended July 2, 2022, of the Company and our report dated August 19, 2022, expressed an unqualified opinion on those financial statements.

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

August 19, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Performance Food Group Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Performance Food Group Company and subsidiaries (the "Company") as of July 2, 2022 and July 3, 2021, the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows, for the fiscal years ended July 2, 2022, July 3, 2021, and June 27, 2020, and the related notes and the schedule listed in the Index at Item 8 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 2, 2022 and July 3, 2021, and the results of its operations and its cash flows for the fiscal years ended July 2, 2022, July 3, 2021, and June 27, 2020 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of July 2, 2022, based on criteria established in Internal Control — Integrated Framework (2013)issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 19, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Vendor Rebates and Other Promotional Incentives – Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company receives various rebate and promotional incentives from its suppliers, which include volume and growth rebates, annual and multi-year incentives, and promotional programs. Consideration received for incentives that contain volume and growth rebates and annual and multi-year incentives are recorded as a reduction of cost of goods sold. The Company systematically and rationally allocates the consideration for these incentives to each of the underlying transactions that results in progress by the Company toward earning the incentives. If the incentives are not probable and reasonably estimable, the Company records the incentives as the underlying objectives or milestones are achieved. The Company records annual and multi-year incentives when earned, generally over the agreement period, as stipulated in individual contracts. The Company uses current and historical purchasing data, forecasted purchasing volumes, and other factors in estimating whether the underlying objectives or milestones will be achieved.

Auditing vendor rebates and other promotional incentives involved especially challenging judgment due to the volume of individual transactions, complexities in complying with the terms of the vendor agreements and the estimates involved, which increased the extent of audit effort required.

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
•
We performed a monthly margin analysis whereby we compared margins generated in prior periods to identify anomalies in margin. We investigated significant variances from the same periods in prior years.

We selected a sample of upward and downward adjustments made throughout the year for previously recorded vendor rebates and other promotional incentives to assess management’s initial estimates. For the selected adjustments we assessed the size and nature of adjustments, compared the balance to prior years to evaluate historical consistency and considered the direction of the adjustments to evaluate management bias

/s/ DELOITTE & TOUCHE LLP

Richmond, Virginia

August 19, 2022

We have served as the Company’s auditor since 2007.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)	As of July 2, 2022	As of July 3, 2021
ASSETS
Current assets:
Cash	$11.6	$11.1
Accounts receivable, less allowances of $54.2 and $42.6	2,307.4	1,580.0
Inventories, net	3,428.6	1,839.4
Income taxes receivable	34.0	49.6
Prepaid expenses and other current assets	240.4	100.3
Total current assets	6,022.0	3,580.4
Goodwill	2,279.2	1,354.7
Other intangible assets, net	1,195.6	796.4
Property, plant and equipment, net	2,134.5	1,589.6
Operating lease right-of-use assets	623.4	438.7
Restricted cash	7.1	11.1
Other assets	116.2	74.8
Total assets	$12,378.0	$7,845.7
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable and outstanding checks in excess of deposits	2,559.5	1,776.5
Accrued expenses and other current liabilities	882.6	625.0
Finance lease obligations—current installments	79.9	48.7
Operating lease obligations—current installments	111.0	77.0
Total current liabilities	3,633.0	2,527.2
Long-term debt	3,908.8	2,240.5
Deferred income tax liability, net	424.3	140.4
Finance lease obligations, excluding current installments	366.7	255.0
Operating lease obligations, excluding current installments	530.8	378.0
Other long-term liabilities	214.9	198.5
Total liabilities	9,078.5	5,739.6
Commitments and contingencies (Note 15)
Shareholders’ equity:
Common Stock: $0.01 par value per share, 1.0 billion shares authorized, 153.6 million shares issued and outstanding as of July 2, 2022; 132.5 million shares issued and outstanding as of July 3, 2021	1.5	1.3
Additional paid-in capital	2,816.8	1,752.8
Accumulated other comprehensive income (loss), net of tax (expense) benefit of $(3.8) and $1.9	11.4	(5.3)
Retained earnings	469.8	357.3
Total shareholders’ equity	3,299.5	2,106.1
Total liabilities and shareholders’ equity	$12,378.0	$7,845.7

See accompanying notes to consolidated financial statements, which are an integral part of these audited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)	Fiscal year ended July 2, 2022	Fiscal year ended July 3, 2021	Fiscal year ended June 27, 2020
Net sales	$50,894.1	$30,398.9	$25,086.3
Cost of goods sold	45,637.7	26,873.7	22,217.1
Gross profit	5,256.4	3,525.2	2,869.2
Operating expenses	4,929.0	3,324.5	2,968.2
Operating profit (loss)	327.4	200.7	(99.0)
Other expense, net:
Interest expense	182.9	152.4	116.9
Other, net	(22.6)	(6.4)	6.3
Other expense, net	160.3	146.0	123.2
Income (loss) before taxes	167.1	54.7	(222.2)
Income tax expense (benefit)	54.6	14.0	(108.1)
Net income (loss)	$112.5	$40.7	$(114.1)
Weighted-average common shares outstanding:
Basic	149.8	132.1	113.0
Diluted	151.3	133.4	113.0
Earnings (loss) per common share:
Basic	$0.75	$0.31	$(1.01)
Diluted	$0.74	$0.30	$(1.01)

See accompanying notes to consolidated financial statements, which are an integral part of these audited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

($ in millions)	Fiscal year ended July 2, 2022	Fiscal year ended July 3, 2021	Fiscal year ended June 27, 2020
Net income (loss)	$112.5	$40.7	$(114.1)
Other comprehensive income, net of tax:
Interest rate swaps:
Change in fair value, net of tax	14.3	1.8	(9.3)
Reclassification adjustment, net of tax	3.7	3.2	(0.8)
Foreign currency translation adjustment, net of tax	(1.3)	—	—
Other comprehensive income (loss)	16.7	5.0	(10.1)
Total comprehensive income (loss)	$129.2	$45.7	$(124.2)

See accompanying notes to consolidated financial statements, which are an integral part of these audited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Shareholders’
(In millions)	Shares	Amount	Capital	(Loss) Income	Earnings	Equity
Balance as of June 29, 2019	103.8	1.0	866.7	(0.2)	430.7	1,298.2
Net loss	—	—	—	—	(114.1)	(114.1)
Interest rate swaps	—	—	—	(10.1)	—	(10.1)
Issuance of common stock under stock-based compensation plans	0.6	—	(3.1)	—	—	(3.1)
Issuance of common stock in secondary offering, net of underwriter discount and offering costs	27.2	0.3	827.8	—	—	828.1
Stock-based compensation expense	—	—	16.6	—	—	16.6
Common stock repurchased	(0.3)	—	(5.0)	—	—	(5.0)
Balance as of June 27, 2020	131.3	$1.3	$1,703.0	$(10.3)	$316.6	$2,010.6
Net income	—	—	—	—	40.7	40.7
Interest rate swaps	—	—	—	5.0	—	5.0
Issuance of common stock under stock-based compensation plans	0.5	—	0.8	—	—	0.8
Issuance of common stock under employee stock purchase plan	0.7	—	26.2	—	—	26.2
Stock-based compensation expense	—	—	22.8	—	—	22.8
Balance as of July 3, 2021	132.5	$1.3	$1,752.8	$(5.3)	$357.3	$2,106.1
Net income	—	—	—	—	112.5	112.5
Interest rate swaps	—	—	—	18.0	—	18.0
Foreign currency translation adjustment	—	—	—	(1.3)	—	(1.3)
Issuance of common stock under stock-based compensation plans	0.7	—	(8.7)	—	—	(8.7)
Issuance of common stock under employee stock purchase plan	0.5	—	24.6	—	—	24.6
Conversion of Core-Mark shares of common stock	19.9	0.2	998.6	—	—	998.8
Conversion of Core-Mark stock-based compensation (1)	—	—	9.2	—	—	9.2
Stock-based compensation expense	—	—	40.3	—	—	40.3
Balance as of July 2, 2022	153.6	$1.5	$2,816.8	$11.4	$469.8	$3,299.5

(1) Represents the portion of replacement stock-based compensation awards that relates to pre-combination vesting.

See accompanying notes to consolidated financial statements, which are an integral part of these audited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)	Fiscal year ended July 2, 2022	Fiscal year ended July 3, 2021	Fiscal year ended June 27, 2020
Cash flows from operating activities:
Net income (loss)	$112.5	$40.7	$(114.1)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	279.7	213.9	178.5
Amortization of intangible assets	183.1	125.0	97.8
Amortization of deferred financing costs	9.7	12.7	6.5
Provision for losses on accounts receivables	9.0	(23.8)	80.0
Change in LIFO reserve	122.9	36.4	3.9
Stock compensation expense	44.0	25.4	17.9
Deferred income tax expense	4.8	21.2	10.5
Loss on extinguishment of debt	3.2	—	—
Contingent consideration accretion expense	0.4	1.0	108.6
Other non-cash activities	(4.7)	2.7	29.0
Changes in operating assets and liabilities, net
Accounts receivable	(195.1)	(296.5)	189.0
Inventories	(582.4)	(323.1)	97.8
Income taxes receivable	46.7	106.9	(145.3)
Prepaid expenses and other assets	(0.4)	(34.9)	(4.2)
Trade accounts payable and outstanding checks in excess of deposits	182.5	57.8	39.8
Accrued expenses and other liabilities	60.6	99.2	27.9
Net cash provided by operating activities	276.5	64.6	623.6
Cash flows from investing activities:
Purchases of property, plant and equipment	(215.5)	(188.8)	(158.0)
Net cash paid for acquisitions	(1,650.5)	(18.1)	(1,989.0)
Proceeds from sale of property, plant and equipment and other	4.5	7.1	1.0
Net cash used in investing activities	(1,861.5)	(199.8)	(2,146.0)
Cash flows from financing activities:
Net borrowings (payments) under ABL Facility	1,019.7	(16.2)	(259.0)
Payment of Additional Junior Term Loan	—	(110.0)	110.0
Borrowing of Notes due 2029	1,000.0	—	—
Repayment of Notes due 2024	(350.0)	—	—
Borrowing of Notes due 2027	—	—	1,060.0
Borrowing of Notes due 2025	—	—	275.0
Cash paid for debt issuance, extinguishment and modifications	(25.0)	(0.1)	(46.1)
Net proceeds from issuance of common stock	—	—	828.1
Payments under finance lease obligations	(72.1)	(37.9)	(24.2)
Payments on financed property, plant and equipment	(0.1)	(0.8)	(2.1)
Cash paid for acquisitions	(6.9)	(136.4)	(4.8)
Proceeds from employee stock purchase plan	24.6	26.2	—
Proceeds from exercise of stock options	2.7	5.0	4.8
Cash paid for shares withheld to cover taxes	(11.4)	(4.2)	(7.9)
Repurchase of common stock	—	—	(5.0)
Net cash provided by (used in) financing activities	1,581.5	(274.4)	1,928.8
Net (decrease) increase in cash and restricted cash	(3.5)	(409.6)	406.4
Cash and restricted cash, beginning of period	22.2	431.8	25.4
Cash and restricted cash, end of period	$18.7	$22.2	$431.8

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

(In millions)	As of July 2, 2022	As of July 3, 2021
Cash	$11.6	$11.1
Restricted cash(1)	7.1	11.1
Total cash and restricted cash	$18.7	$22.2
(1)
Restricted cash represents the amounts required by insurers to collateralize a part of the deductibles for the Company’s workers’ compensation and liability claims.

Supplemental disclosures of non-cash transactions are as follows:

(In millions)	Fiscal year ended July 2, 2022	Fiscal year ended July 3, 2021	Fiscal year ended June 27, 2020
Non-cash issuance of Common Stock in exchange for Core-Mark stock	1,008.0	—	—

Supplemental disclosures of cash flow information are as follows:

(In millions)	Fiscal year ended July 2, 2022	Fiscal year ended July 3, 2021	Fiscal year ended June 27, 2020
Cash paid (received) during the year for:
Interest	$152.4	$139.3	$102.0
Income tax payments (refunds), net	8.7	(117.4)	28.5

See accompanying notes to consolidated financial statements, which are an integral part of these audited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Business Activities

Business Overview

Performance Food Group Company (the "Company"), through its subsidiaries, markets and distributes primarily national and company-branded food and food-related products to customer locations across the United States and Canada. The Company serves both of the major customer types in the restaurant industry: (i) independent customers, and (ii) multi-unit, or “Chain” customers, which include some of the most recognizable family and casual dining restaurant chains, as well as schools, business and industry locations, healthcare facilities, and retail establishments. The Company also specializes in distributing candy, snacks, beverages, cigarettes, other tobacco products, health and beauty care products and other items within the United States and Canada to vending distributors, big box retailers, theaters, convenience stores, drug stores, grocery stores, travel providers, and hospitality providers.

On September 1, 2021, the Company completed the acquisition of Core-Mark Holding Company, Inc ("Core-Mark"). As a result, the Company expanded its convenience business, which now includes operations in Canada. Refer to Note 4. Business Combinations for additional details regarding the acquisition of Core-Mark.

Fiscal Years

The Company’s fiscal year ends on the Saturday nearest to June 30th. This resulted in a 52-week year for fiscal 2022, a 53-week year for fiscal 2021 and a 52-week year for fiscal 2020. References to “fiscal 2022” are to the 52-week period ended July 2, 2022, references to “fiscal 2021” are to the 53-week period ended July 3, 2021, and references to “fiscal 2020” are to the 52-week period ended June 27, 2020.

Share Repurchase Program

On November 13, 2018, the Board of Directors of the Company (the “Board of Directors”) authorized a share repurchase program for up to $250 million of the Company’s outstanding common stock. The share repurchase program does not have an expiration date and may be amended, suspended, or discontinued at any time. The share repurchase program remains subject to the discretion of the Board of Directors. During the fiscal year ended June 27, 2020, the Company repurchased and subsequently retired 0.3 million shares of common stock, for a total of $5.0 million. As of July 2, 2022, approximately $235.7 million remained available for additional share repurchases.

Equity Issuances

On November 20, 2019, the Company entered into an underwriting agreement related to the issuance and sale of 11,638,000 shares of its common stock on a forward sale basis. On December 30, 2019, the Company settled the forward sale agreement for net proceeds of $490.6 million, comprised of an aggregate offering price of $514.9 million less $18.0 million of underwriting discounts and commissions and $6.3 million of direct offering expenses. The net proceeds from this offering were used to finance the cash consideration payable in connection with the acquisition of Reinhart.

On April 16, 2020, the Company entered into an underwriting agreement related to the issuance and sale of 15,525,000 shares of its common stock. On April 20, 2020, the Company settled the sale agreement for net proceeds of $337.5 million, comprised of an aggregate offering price of $349.3 million less $11.3 million of underwriting discounts and commissions and $0.5 million of direct offering expenses. The net proceeds from this offering were used for working capital and general corporate purposes.

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

Risks and Uncertainties

Our business, our industry and the U.S. economy are influenced by a number of general macroeconomic factors, including, but not limited to, the recent rise in the rate of inflation and fuel prices, interest rates, and the ongoing COVID-19 pandemic and related supply chain disruptions and labor shortages. We continue to actively monitor the impacts of the evolving macroeconomic and geopolitical landscape on all aspects of our business. During fiscal 2022, economic and operating conditions for our business improved significantly due to the declining adverse effects of the ongoing COVID-19 pandemic. However, the Company and our industry may continue to face challenges as the recovery continues, such as availability of product supply, increased product and logistics costs, access to labor supply, lower disposable incomes due to inflationary pressures and macroeconomic conditions, and the emergence of COVID-19 variants. The extent to which these challenges will affect our future financial position, liquidity, and results of operations remains uncertain.

Cash

The Company maintains its cash primarily in institutions insured by the Federal Deposit Insurance Corporation (“FDIC”). At times, the Company’s cash balance may be in amounts that exceed the FDIC insurance limits.

Restricted Cash

The Company is required by its insurers to collateralize a part of the deductibles for its workers’ compensation and liability claims. The Company has chosen to satisfy these collateral requirements primarily by depositing funds in trusts or by issuing letters of credit. All amounts in restricted cash at July 2, 2022 and July 3, 2021 represent funds deposited in insurance trusts, and $7.1 million and $11.1 million, respectively, represent Level 1 fair value measurements.

Accounts Receivable

Accounts receivable are comprised of trade receivables from customers in the ordinary course of business, are recorded at the invoiced amount, and primarily do not bear interest. Accounts receivable also includes other receivables primarily related to various rebate and promotional incentives with the Company’s suppliers. Receivables are recorded net of the allowance for credit losses on the accompanying consolidated balance sheets. The Company evaluates the collectability of its accounts receivable based on a combination of factors. The Company regularly analyzes its significant customer accounts, and when it becomes aware of a specific customer’s inability to meet its financial obligations to the Company, such as bankruptcy filings or deterioration in the customer’s operating results or financial position, the Company records a specific reserve for bad debt to reduce the related receivable to the amount it reasonably believes is collectible. The Company also records reserves for bad debt for other customers based on a variety of factors, including the length of time the receivables are past due, macroeconomic considerations, and historical experience. If circumstances related to specific customers change, the Company’s estimates of the recoverability of receivables could be further adjusted. The Company recorded $9.0 million in provision in fiscal 2022, a benefit of $23.8 million in fiscal 2021, and $80.0 million in provision for expected credit losses for fiscal 2020.

Inventories

The Company’s inventories consist primarily of food and non-food products. The Company values inventories at the lower of cost or market using the first-in, first-out (“FIFO”) method and last-in, first-out ("LIFO") using the link chain technique of the dollar value method. At July 2, 2022, the Company’s inventory balance of $3,428.6 million consists primarily of finished goods, $1,954.4 million of which was valued at FIFO. As of July 2, 2022, $1,474.2 million of the inventory balance was valued at LIFO. At July 2, 2022 and July 3, 2021, the LIFO balance sheet reserves were $173.5 million and $50.7 million, respectively. Costs in inventory include the purchase price of the product and freight charges to deliver the product to the Company’s warehouses and are net of certain consideration received from vendors in the amount of $101.8 million and $50.9 million as of July 2, 2022 and July 3, 2021, respectively. The Company adjusts its inventory balances for slow-moving, excess, and obsolete inventories. These adjustments are based upon inventory category, inventory age, specifically identified items, and overall economic conditions. As of July 2, 2022 and July 3, 2021, the Company had adjusted its inventories by approximately $26.4 million and $19.7 million, respectively.

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

Impairment of Long-Lived Assets

Long-lived assets held and used by the Company, including intangible assets with definite lives, are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the Company compares the carrying value of the asset or asset group to the projected, undiscounted future cash flows expected to be generated by the long-lived asset or asset group. Based on the Company’s assessments, no impairment losses were recorded in fiscal 2022, fiscal 2021, or fiscal 2020.

Acquisitions, Goodwill, and Other Intangible Assets

The Company accounts for acquired businesses using the acquisition method of accounting. The Company’s financial statements reflect the operations of an acquired business starting from the completion of the acquisition. Goodwill and other intangible assets represent the excess of cost of an acquired entity over the amounts specifically assigned to those tangible net assets acquired in a business combination. Other identifiable intangible assets typically include customer relationships, trade names, technology, non-compete agreements, and favorable lease assets. Goodwill and intangibles with indefinite lives are not amortized. Intangibles with definite lives are amortized on a straight-line basis over their useful lives, which generally range from two to twelve years. Annually, or when certain triggering events occur, the Company assesses the useful lives of its intangibles with definite lives. Certain assumptions, estimates, and judgments are used in determining the fair value of net assets acquired, including goodwill and other intangible assets, as well as determining the allocation of goodwill to the reporting units. Accordingly, the Company may obtain the assistance of third-party valuation specialists for the valuation of significant tangible and intangible assets. The fair value estimates are based on available historical information and on future expectations and assumptions deemed reasonable by management but that are inherently uncertain. Significant estimates and assumptions inherent in the valuations reflect a consideration of other marketplace participants and include the amount and timing of future cash flows (including expected growth rates and profitability), economic barriers to entry, a brand’s relative market position, and the discount rate applied to the cash flows. Unanticipated market or macroeconomic events and circumstances may occur that could affect the accuracy or validity of the estimates and assumptions. Refer to Note 4. Business Combinations for further discussion of the goodwill and other intangible assets associated with the Company's acquisitions.

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

During fiscal 2022, fiscal 2021, and fiscal 2020 the Company performed the step zero analysis for its goodwill impairment test. As a result of the Company’s step zero analysis, no further quantitative impairment test was deemed necessary for fiscal 2022, fiscal 2021, and fiscal 2020. There were no impairments of goodwill or intangible assets with indefinite lives for fiscal 2022, fiscal 2021, or fiscal 2020.

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

Other Comprehensive Income (Loss) (“OCI”)

Other comprehensive income (loss) is defined as all changes in equity during each period except for those resulting from net income (loss) and investments by or distributions to shareholders. Other comprehensive income (loss) consists primarily of gains or losses from derivative financial instruments that are designated in a hedging relationship and foreign currency translation from Core-Mark's Canadian operations. For derivative instruments that qualify as cash flow hedges, the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings during the same period or periods during which the hedged transaction affects earnings.

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

The transaction price recognized is the invoiced price, adjusted for any incentives, such as rebates and discounts granted to the customer. The Company estimates expected returns based on an analysis of historical experience. We adjust our estimate of revenue at the earlier of when the amount of consideration we expect to receive changes or when the consideration becomes fixed. The Company determined it is responsible for collecting and remitting state and local excise taxes on cigarettes and other tobacco products and presents billed excise taxes as part of revenue. Net sales include amounts related to state and local excise taxes which totaled $3.7 billion, $1.2 billion, and $1.1 billion for fiscal 2022, fiscal 2021, and fiscal 2020, respectively. The Company has made a policy election to exclude sales tax from the transaction price. The Company does not have any material significant payment terms as payment is received shortly after the point of sale.

The Company has customer contracts in which incentives are paid upfront to certain customers. These payments have become industry practice and are not related to financing the customer’s business, nor are they associated with any distinct good or service to be received from the customer. These incentive payments are capitalized and amortized over the life of the contract or the expected life of the customer relationship on a straight-line basis. The Company’s contract asset for these incentives totaled $26.4 million and $19.9 million as of July 2, 2022 and July 3, 2021, respectively.

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

Shipping and Handling Fees and Costs

Shipping and handling fees billed to customers are included in net sales. Estimated shipping and handling costs incurred by the Company of $2,253.2 million, $1,450.7 million, and $1,197.7 million are recorded in operating expenses in the consolidated statement of operations for fiscal 2022, fiscal 2021, and fiscal 2020, respectively.

Stock-Based Compensation

The Company participates in the Performance Food Group Company 2007 Management Option Plan (the “2007 Option Plan”), the Performance Food Group Company 2015 Omnibus Incentive Plan (the “2015 Incentive Plan”), the Core-Mark 2010 Long-Term Incentive Plan, and the Core-Mark 2019 Long-Term Incentive Plan, and follows the fair value recognition provisions of FASB ASC 718-10-25, Compensation—Stock Compensation—Overall—Recognition. This guidance requires that all stock-based compensation be recognized as an expense in the financial statements. The Company recognizes expense for its stock-based compensation based on the fair value of the awards that are granted. The Company estimates the fair value of service-based options using a Black-Scholes option pricing model. The fair values of service-based restricted stock, restricted stock with performance conditions and restricted stock units are based on the Company’s stock price on the date of grant. The Company estimates the fair value of options and restricted stock with market conditions using a Monte Carlo simulation. Compensation cost is recognized ratably over the requisite service period. For those options and restricted stock that have a performance condition, compensation expense is based upon the number of option or shares, as applicable, expected to vest after assessing the probability that the performance criteria will be met. The Company has made a policy election to account for forfeitures as they occur.

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

Foreign Currency Translation

As a result of the Core-Mark acquisition on September 1, 2021, the Company now has operations in Canada. The assets and liabilities of the Company’s Canadian operations, whose functional currency is the Canadian dollar, are translated to U.S. dollars at exchange rates in effect at period-end. Translation gains and losses are recorded in Accumulated Other Comprehensive Income (“AOCI”) as a component of stockholders’ equity. Revenue and expenses from Canadian operations are translated using the monthly average exchange rates in effect during the period in which the transactions occur. The Company also recognizes gains or losses on foreign currency exchange transactions between its Canadian and U.S. operations, net of applicable income taxes, in the consolidated statements of operations. The Company currently does not hedge Canadian foreign currency cash flows.

3. Recently Issued Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The update simplifies the accounting for income taxes by removing certain exceptions for intra-period tax allocations, the recognition of deferred tax liabilities after a foreign subsidiary transitions to or from equity method accounting, and the methodology of calculating income taxes in an interim period with year-to-date losses. Additionally, the guidance provides additional clarification on other areas, including step-up of the tax basis of goodwill recorded as part of an acquisition and the treatment of franchise taxes that are partially based on income. This pronouncement is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. Companies are required to apply the standard on a prospective basis, except for certain sections of the guidance which shall be applied on a retrospective or modified retrospective basis. The Company adopted this new ASU in the first quarter of fiscal 2022 and concluded that adoption of this update does not have a material impact on the Company's consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The update improves the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to recognition of an acquired contract liability and payment terms and their effect on subsequent revenue recognized by the acquirer. The guidance requires that an acquiring entity in a business combination recognize and measure contract assets and contract liabilities acquired in accordance with Topic 606 as if it had originated the contract. This pronouncement is effective for interim and annual periods beginning after December 15, 2022, with early adoption permitted. The amendments in this update should be applied prospectively to business combinations occurring on or after the effective date. The Company does not expect that the adoption of this ASU will have a material impact on its consolidated financial statements.

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. The update increases the transparency in financial reporting of government assistance by requiring the disclosure of the types of transactions, an entity’s accounting for the transactions and the effect of those transactions on an entity’s financial statements. This pronouncement is effective for annual periods beginning after December 15, 2021, with early adoption permitted. The amendments in this update should be applied either prospectively to all applicable transactions at the date of initial application and as new transactions occur or retrospectively to all applicable transactions. The Company has substantially completed its analysis of the impact of adopting this ASU and determined that the adoption of this update will not have a material impact on the Company’s consolidated financial statements.

4. Business Combinations

During fiscal year 2022, the Company made two acquisitions in cash and stock transactions totaling $2.7 billion. During fiscal year 2021, the Company paid cash of $18.1 million for two acquisitions and during fiscal year 2020, the Company paid cash of $2.0 billion for one acquisition. Below is information related to the Company’s material acquisitions of Core-Mark in fiscal 2022 and Reinhart Foodservice, L.L.C. (“Reinhart”) in fiscal 2020.

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

The $1.1 billion cash portion of the acquisition was financed using borrowings from the Prior Credit Agreement (as defined in Note 8. Debt). The Core-Mark acquisition strengthens the Company’s business diversification and expands its presence in the convenience store channel. The Core-Mark acquisition is reported in the Convenience segment.

Assets acquired and liabilities assumed are recognized at their respective fair values as of the acquisition date of September 1, 2021. The following table summarizes the purchase price allocation for each major class of assets acquired and liabilities assumed for the Core-Mark acquisition:

(In millions)	Fiscal 2022
Net working capital	$979.5
Goodwill	863.2
Intangible assets with definite lives:
Customer relationships	360.0
Trade names	140.0
Technology	7.0
Property, plant and equipment	391.4
Operating lease right-of-use assets	235.3
Other assets	26.1
Deferred tax liabilities	(234.6)
Finance lease obligations	(105.6)
Operating lease obligations	(221.7)
Other liabilities	(46.5)
Total purchase price	$2,394.1

Intangible assets consist primarily of customer relationships, trade names, and technology with useful lives of 11 years, 5 years, and 5 years, respectively, and a total weighted-average useful life of 9.3 years. The excess of the estimated fair value of assets acquired and the liabilities assumed over consideration paid was recorded as $863.2 million of goodwill on the acquisition date. The goodwill reflects the value to the Company associated with the expansion of geographic reach and scale of our distribution footprint and enhancements to the Company’s customer base.

The net sales and net loss related to Core-Mark recorded in the Company’s Consolidated Statements of Operations for the fiscal year ended July 2, 2022, since the acquisition date of September 1, 2021 are $14.5 billion and $17.6 million, respectively. The net loss related to Core-Mark since the acquisition date was driven by purchase accounting and LIFO inventory reserve adjustments.

The following table summarizes the unaudited pro-forma consolidated financial information of the Company as if the acquisition had occurred on June 28, 2020.

	Fiscal year ended
(in millions)	July 2, 2022	July 3, 2021
Net sales	$53,972.4	$47,581.7
Net income (loss)	150.8	(14.6)

These pro-forma results include nonrecurring pro-forma adjustments related to acquisition costs incurred, including the amortization of the step up in fair value of inventory acquired. The pro-forma net income for the fiscal year ended July 3, 2021 includes $54.7 million, after-tax, of acquisition costs assuming the acquisition had occurred on June 28, 2020. The recurring pro-forma adjustments include estimates of interest expense for the Company's 4.250% Senior Notes due 2029 ("Notes due 2029") and estimates of depreciation and amortization associated with fair value adjustments for property, plant and equipment and intangible assets acquired

These unaudited pro-forma results do not necessarily represent financial results that would have been achieved had the acquisition actually occurred on June 28, 2020 or future consolidated results of operations of the Company.

Reinhart Acquisition

On December 30, 2019, the Company acquired Reinhart from Reyes Holdings, L.L.C. in a transaction valued at $2.0 billion, or approximately $1.7 billion net of an estimated tax benefit to the Company of approximately $265 million. The $2.0 billion purchase price was financed with $464.7 million of borrowings under the Prior Credit Agreement, net proceeds of $1,033.7 million from the issuance of the Company's Senior Notes due 2027, and net proceeds of $490.6 million from an offering of shares of the Company’s common stock. The Reinhart acquisition expanded the Company’s broadline presence by enhancing its distribution footprint in key geographies, and the Company believes it will help achieve its long-term growth goals. The Reinhart acquisition is reported in the Foodservice segment. In the first quarter of fiscal 2021, the Company paid a total of $67.3 million related to the final net working capital acquired, which is reflected as a financing activity cash outflow in the consolidated statement of cash flows for the fiscal year ended July 3, 2021.

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

5. Goodwill and Other Intangible Assets

The Company recorded additions to goodwill in connection with its acquisitions. The goodwill is a result of expected synergies from combined operations of the acquisitions and the Company. Goodwill as of July 3, 2021 and June 27, 2020 has been restated to reflect changes to the Company operating segments, as discussed further in Note 19. Segment Information. The following table presents the changes in the carrying amount of goodwill:

(In millions)	Foodservice	Vistar	Convenience	Other	Total
Balance as of June 27, 2020	$1,202.9	$90.0	$20.9	$39.2	$1,353.0
Acquisitions	—	3.9	—	1.3	5.2
Adjustments related to prior year acquisition (1)	(3.5)	—	—	—	(3.5)
Balance as of July 3, 2021	1,199.4	93.9	20.9	40.5	1,354.7
Acquisitions—current year	61.3	—	863.2	—	924.5
Balance as of July 2, 2022	$1,260.7	$93.9	$884.1	$40.5	$2,279.2

(1)
The fiscal 2021 adjustment related to prior year acquisition is the result of net working capital adjustments.

The following table presents the Company’s intangible assets by major category as of July 2, 2022 and July 3, 2021:

	As of July 2, 2022			As of July 3, 2021
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net	Range of Lives
Intangible assets with definite lives:
Customer relationships	$1,562.1	$(659.8)	$902.3	$1,154.1	$(541.7)	$612.4	4 – 12 years
Trade names and trademarks	458.2	(220.4)	237.8	298.6	(160.5)	138.1	4 – 9 years
Deferred financing costs	73.2	(53.3)	19.9	61.1	(48.9)	12.2	Debt term
Non-compete	38.1	(36.0)	2.1	38.1	(32.5)	5.6	2 – 5 years
Technology	36.2	(28.3)	7.9	29.2	(26.7)	2.5	5 – 8 years
Total intangible assets with definite lives	$2,167.8	$(997.8)	$1,170.0	$1,581.1	$(810.3)	$770.8
Intangible assets with indefinite lives:
Goodwill	$2,279.2	$—	$2,279.2	$1,354.7	$—	$1,354.7	Indefinite
Trade names	25.6	—	25.6	25.6	—	25.6	Indefinite
Total intangible assets with indefinite lives	$2,304.8	$—	$2,304.8	$1,380.3	$—	$1,380.3

For the intangible assets with definite lives, the Company recorded amortization expense of $187.5 million for fiscal 2022, $130.4 million for fiscal 2021, and $100.1 million for fiscal 2020. For the next five fiscal periods and thereafter, the estimated future amortization expense on intangible assets with definite lives are as follows:

(In millions)
2023	$174.7
2024	167.8
2025	161.4
2026	157.0
2027	101.5
Thereafter	407.6
Total amortization expense	$1,170.0

6. Concentration of Sales and Credit Risk

The Company had no customers that comprised more than 10% of consolidated net sales for fiscal 2022 or fiscal 2021. For fiscal 2020, one of the Company’s customers within the Convenience segment accounted for a significant portion of the Company’s consolidated net sales. At June 27, 2020, net sales from this customer represented approximately 10.2% of consolidated net sales of $25,086.3 million. At July 2, 2022 and July 3, 2021, respectively, the Company had no customers that comprised more than 10% of consolidated accounts receivable. The Company maintains an allowance for doubtful accounts for which details are disclosed in the accounts receivable portion of Note 2. Summary of Significant Accounting Policies and Estimates—Accounts Receivable.

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

7. Property, Plant, and Equipment

Property, plant, and equipment as of July 2, 2022 and July 3, 2021 consisted of the following:

(In millions)	As of July 2, 2022	As of July 3, 2021	Range of Lives
Buildings and building improvements	$943.2	$842.0	10 – 39 years
Land	101.4	96.0	—
Transportation equipment	880.6	565.4	2 – 10 years
Warehouse and plant equipment	599.6	447.8	3 – 20 years
Office equipment, furniture, and fixtures	377.8	385.2	2 – 10 years
Leasehold improvements	281.5	212.7	Lease term(1)
Construction-in-process	147.3	61.5
	3,331.4	2,610.6
Less: accumulated depreciation and amortization	(1,196.9)	(1,021.0)
Property, plant and equipment, net	$2,134.5	$1,589.6

(1)
Leasehold improvements are depreciated over the shorter of the useful life of the asset or the lease term.

Total depreciation expense for the fiscal 2022, fiscal 2021, and fiscal 2020 was $279.7 million, $213.9 million, and $178.5 million, respectively, and is included in operating expenses on the consolidated statement of operations.

8. Debt

The Company is a holding company and conducts its operations through its subsidiaries, which have incurred or guaranteed indebtedness as described below.

Debt consisted of the following:

(In millions)	As of July 2, 2022	As of July 3, 2021
Credit Agreement	$1,608.4	$586.3
5.500% Notes due 2024	-	350.0
6.875% Notes due 2025	275.0	275.0
5.500% Notes due 2027	1,060.0	1,060.0
4.250% Notes due 2029	1,000.0	-
Less: Original issue discount and deferred financing costs	(34.6)	(30.8)
Long-term debt	3,908.8	2,240.5
Less: current installments	-	-
Total debt, excluding current installments	$3,908.8	$2,240.5

Credit Agreement

PFGC, Inc. (“PFGC”), a wholly-owned subsidiary of the Company, was a party to the Fourth Amended and Restated Credit Agreement dated December 30, 2019 (as previously amended, the “Prior Credit Agreement”). The Prior Credit Agreement had an aggregate principal amount of $3.0 billion under the revolving loan facility and was scheduled to mature on December 30, 2024. The incremental $110.0 million, 364-day maturity loan that was junior to the other obligations owed under the Prior Credit Agreement ("Additional Junior Term Loan") was paid off early and in full on February 5, 2021.

On September 17, 2021, PFGC and Performance Food Group, Inc. entered into the Fifth Amended and Restated Credit Agreement (the “ABL Facility”) with Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent, and the other lenders party thereto, which amended the Prior Credit Agreement. The ABL Facility, among other things, (i) increases the aggregate principal amount available under the revolving loan facility from $3.0 billion to $4.0 billion, (ii) extended the stated maturity date from December 30, 2024 to September 17, 2026, and (iii) included an alternative reference rate, which provides mechanisms for the use of the Secured Overnight Financing Rate as a replacement rate upon a LIBOR cessation event.

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

The following table summarizes outstanding borrowings, availability, and the average interest rate under the ABL Facility:

(Dollars in millions)	As of July 2, 2022	As of July 3, 2021
Aggregate borrowings	$1,608.4	$586.3
Letters of credit	190.5	161.7
Excess availability, net of lenders’ reserves of $104.4 and $55.1	2,201.1	2,252.0
Average interest rate	2.89%	2.32%

The ABL Facility contains covenants requiring the maintenance of a minimum consolidated fixed charge coverage ratio if excess availability falls below the greater of (i) $320.0 million and (ii) 10% of the lesser of the borrowing base and the revolving credit facility amount for five consecutive business days. The ABL Facility also contains customary restrictive covenants that include, but are not limited to, restrictions on the loan parties' and their subsidiaries' abilities to incur additional indebtedness, pay dividends, create liens, make investments or specified payments, and dispose of assets. The ABL Facility provides for customary events of default, including payment defaults and cross-defaults on other material indebtedness. If an event of default occurs and is continuing, amounts due under the ABL Facility may be accelerated and the rights and remedies of the lenders may be exercised, including rights with respect to the collateral securing the obligations under such agreement.

Senior Notes due 2024

On May 17, 2016, Performance Food Group, Inc. issued and sold $350.0 million aggregate principal amount of its 5.500% Senior Notes due 2024 (the “Notes due 2024”). As described below, on July 26, 2021, Performance Food Group, Inc. issued and sold $1.0 billion aggregate principal of its Notes due 2029 and used a portion of the proceeds to redeem the Notes due 2024 in full. A significant portion of this redemption was considered an extinguishment, resulting in a $3.2 million loss on extinguishment of debt within interest expense from the write-off of the pro-rata portion of the unamortized original issue discount and deferred financing costs related to the debt extinguishment. A portion of this redemption was considered a modification in accordance with FASB ASC 470-50, Debt-Modifications and Extinguishments, and as a result, $0.5 million of unamortized deferred financing costs and original issue discount for the Notes due 2024 was deferred as deferred financing costs of the Notes due 2029.

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

Upon the occurrence of a change of control triggering event or upon the sale of certain assets in which Performance Food Group, Inc. does not apply the proceeds as required, the holders of the Notes due 2025 will have the right to require Performance Food Group, Inc. to repurchase each holder’s Notes due 2025 at a price equal to 101% (in the case of a change of control triggering event) or 100% (in the case of an asset sale) of their principal amount, plus accrued and unpaid interest. Performance Food Group, Inc. may redeem all or a part of the Notes due 2025 at any time prior to May 1, 2023 at a redemption price equal to 103.438% of the principal amount redeemed, plus accrued and unpaid interest. The redemption price decreases to 101.719% and 100% of the principal amount redeemed on May 1, 2023, and May 1, 2024, respectively.

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

The proceeds from the Notes due 2027 along with an offering of shares of the Company’s common stock and borrowings under the Prior Credit Agreement, were used to fund the cash consideration for the Reinhart acquisition and to pay related fees and expenses.

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

The ABL Facility and the indentures governing the Notes due 2025, the Notes due 2027, and the Notes due 2029 contain customary restrictive covenants under which all of the net assets of PFGC and its subsidiaries were restricted from distribution to Performance Food Group Company, except for approximately $1,632.5 million of restricted payment capacity available under such debt agreements, as of July 2, 2022. Such minimum estimated restricted payment capacity is calculated based on the most restrictive of our debt agreements and may fluctuate from period to period, which fluctuations may be material. Our restricted payment capacity under other debt instruments to which the Company is subject may be materially higher than the foregoing estimate.

Fiscal year maturities of long-term debt, excluding finance lease obligations, are as follows:

(In millions)
2023	$-
2024	-
2025	275.0
2026	-
2027	1,608.4
Thereafter	2,060.0
Total long-term debt, excluding finance lease obligations	$3,943.4

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

As of July 2, 2022, Performance Food Group, Inc. had two interest rate swaps with a combined $400.0 million notional amount. The following table summarizes the outstanding Swap Agreements as of July 2, 2022 (in millions):

Effective Date	Maturity Date	Notional Amount	Fixed Rate Swapped
August 9, 2021	April 9, 2023	$50.0	2.93%
April 15, 2021	December 15, 2024	$350.0	0.84%

The tables below present the effect of the interest rate swaps designated in hedging relationships on the consolidated statement of operations for the fiscal years ended July 2, 2022, July 3, 2021, and June 27, 2020:

(in millions)	Fiscal year ended July 2, 2022	Fiscal year ended July 3, 2021	Fiscal year ended June 27, 2020
Amount of (gain) loss recognized in OCI, pre-tax	$(19.3)	$(2.4)	$12.6
Tax expense (benefit)	5.0	0.6	(3.3)
Amount of (gain) loss recognized in OCI, after-tax	$(14.3)	$(1.8)	$9.3
Amount of (loss) gain reclassified from OCI into interest expense, pre-tax	$(4.9)	$(4.3)	$1.0
Tax benefit (expense)	1.2	1.1	(0.2)
Amount of (loss) gain reclassified from OCI into interest expense, after-tax	$(3.7)	$(3.2)	$0.8
Total interest expense	$182.9	$152.4	$116.9

As hedged interest payments are made on the Company’s debt, amounts are reclassified from Accumulated other comprehensive income (loss) to Interest expense. During the twelve months ending July 1, 2023, the Company estimates that gains of approximately $7.7 million will be reclassified to interest expense.

Hedges of Forecasted Diesel Fuel Purchases

From time to time, Performance Food Group, Inc. enters into costless collar or swap arrangements to manage its exposure to variability in cash flows expected to be paid for its forecasted purchases of diesel fuel. As of July 2, 2022, Performance Food Group, Inc. was a party to five such arrangements, with an aggregate 18.9 million-gallon original notional amount for forecasted purchases of diesel fuel expected to be made between July 3, 2022 and December 31, 2023. Subsequent to July 2, 2022, the Company entered into two additional arrangements with an aggregate 7.6 million gallon notional for forecasted purchases of diesel fuel expected to be made between January 1, 2023 and December 31, 2023.

The fuel collar and swap instruments do not qualify for hedge accounting. Accordingly, the derivative instruments are recorded as an asset or liability on the balance sheet at fair value and any changes in fair value are recorded in the period of change as unrealized gains or losses on fuel hedging instruments and included in Other, net in the accompanying consolidated statement of operations. For the fiscal years ended July 2, 2022, July 3, 2021, and June 27, 2020 the Company recognized a gain of $10.5 million, a gain of $8.4 million and a loss of $4.7 million, respectively, related to changes in the fair value of fuel collar and swap instruments along with $10.2 million of income, $2.0 million of expense, and $1.8 million of expense, respectively, related to cash settlements.

The Company does not currently have a payable or receivable related to cash collateral for its derivatives, and therefore it has not established an accounting policy for offsetting the fair value of its derivatives against such balances. The table below presents the fair value of the derivative financial instruments as well as their classification on the balance sheet as of July 2, 2022 and July 3, 2021:

(in millions)	Balance Sheet Location	Fair Value as of July 2, 2022	Fair Value as of July 3, 2021
Assets
Derivatives designated as hedges:
Interest rate swaps	Prepaid expenses and other current assets	$7.3	$—
Interest rate swaps	Other assets	9.9	—
Derivatives not designated as hedges:
Diesel fuel derivative instruments	Prepaid expenses and other current assets	$16.1	$3.4
Diesel fuel derivative instruments	Other assets	-	0.1
Other derivative instruments	Prepaid expenses and other current assets	0.2	0.2
Total assets		$33.5	$3.7
Liabilities
Derivatives designated as hedges:
Interest rate swaps	Accrued expenses and other current liabilities	$—	$5.3
Interest rate swaps	Other long-term liabilities	—	1.7
Derivatives not designated as hedges:
Diesel fuel derivative instruments	Accrued expenses and other current liabilities	$1.2	$—
Diesel fuel derivative instruments	Other long-term liabilities	0.9	—
Total liabilities		$2.1	$7.0

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

The Company has elected to present the derivative assets and derivative liabilities on the balance sheet on a gross basis for periods ended July 2, 2022 and July 3, 2021. The tables below present the derivative assets and liability balance, before and after the effects of offsetting, as of July 2, 2022 and July 3, 2021:

	July 2, 2022			July 3, 2021
(In millions)	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amounts	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amounts
Total asset derivatives:	$33.5	$(2.1)	$31.4	$3.7	$(2.4)	$1.3
Total liability derivatives:	(2.1)	2.1	—	(7.0)	2.4	(4.6)

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

As of July 2, 2022, the aggregate fair value amount of all derivative instruments that contain contingent features were in a net asset position.

10. Insurance Program Liabilities

The Company maintains high-deductible insurance programs covering portions of general and vehicle liability, workers’ compensation, and group medical insurance. The amounts in excess of the deductibles are fully insured by third-party insurance carriers, subject to certain limitations. A summary of the activity in all types of deductible liabilities appears below:

(In millions)
Balance at June 29, 2019	$123.1
Additional liabilities assumed in connection with an acquisition	$40.2
Charged to costs and expenses	202.2
Payments	(183.7)
Balance at June 27, 2020	$181.8
Charged to costs and expenses	236.6
Payments	(240.3)
Balance at July 3, 2021	$178.1
Additional liabilities assumed in connection with an acquisition	40.8
Charged to costs and expenses	346.5
Payments	(338.4)
Balance at July 2, 2022	$227.0

11. Fair Value of Financial Instruments

The carrying values of cash, accounts receivable, outstanding checks in excess of deposits, trade accounts payable, and accrued expenses approximate their fair values because of the relatively short maturities of those instruments. The derivative assets and liabilities are recorded at fair value on the balance sheet. The fair value of long-term debt, which has a carrying value of $3,908.8 million and $2,240.5million, is $3,704.6 million and $2,346.2 million at July 2, 2022 and July 3, 2021, respectively, and is determined by reviewing current market pricing related to comparable debt issued at the time of the balance sheet date, and is considered a Level 2 measurement.

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

Certain of the leases for tractors, trailers, and other vehicles and equipment provide for residual value guarantees to the lessors. Circumstances that would require the subsidiary to perform under the guarantees include either (1) default on the leases with the leased assets being sold for less than the specified residual values in the lease agreements, or (2) decisions not to purchase the assets at the end of the lease terms combined with the sale of the assets, with sales proceeds less than the residual value of the leased assets specified in the lease agreements. Residual value guarantees under these operating lease agreements typically range between 6% and 20% of the value of the leased assets at inception of the lease. These leases have original terms ranging from 5 to 7 years and expiration dates ranging from 2022 to 2028. As of July 2, 2022, the undiscounted maximum amount of potential future payments for lease residual value guarantees totaled approximately $14.5 million, which would be mitigated by the fair value of the leased assets at lease expiration.

The following table presents the location of the right-of-use assets and lease liabilities in the Company’s consolidated balance sheet as of July 2, 2022 and July 3, 2021 (in millions), as well as the weighted-average lease term and discount rate for the Company’s leases:

Leases	Consolidated Balance Sheet Location	As of July 2, 2022	As of July 3, 2021
Assets:
Operating	Operating lease right-of-use assets	$623.4	$438.7
Finance	Property, plant and equipment, net	463.8	294.6
Total lease assets		$1,087.2	$733.3
Liabilities:
Current
Operating	Operating lease obligations—current installments	$111.0	$77.0
Finance	Finance lease obligations—current installments	79.9	48.7
Non-current
Operating	Operating lease obligations, excluding current installments	530.8	378.0
Finance	Finance lease obligations, excluding current installments	366.7	255.0
Total lease liabilities		$1,088.4	$758.7

Weighted average remaining lease term
Operating leases		8.2 years	8.6 years
Finance leases		5.7 years	6.2 years
Weighted average discount rate
Operating leases		3.9%	4.6%
Finance leases		3.7%	4.5%

The following table presents the location of lease costs in the Company consolidated statement of operations for the periods reported (in millions):

		Fiscal year ended
Lease Cost	Statement of Operations Location	July 2, 2022	July 3, 2021	June 27, 2020
Finance lease cost:
Amortization of finance lease assets	Operating expenses	$71.8	$37.0	$24.4
Interest on lease liabilities	Interest expense	16.4	13.0	10.3
Total finance lease cost		$88.2	$50.0	$34.7
Operating lease cost	Operating expenses	149.3	108.4	111.3
Short-term lease cost	Operating expenses	51.6	23.7	23.0
Total lease cost		$289.1	$182.1	$169.0

Supplemental cash flow information related to leases for the periods reported is as follows (in millions):

	Fiscal year ended
(In millions)	July 2, 2022	July 3, 2021	June 27, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$134.5	$100.5	$107.2
Operating cash flows from finance leases	16.4	13.0	10.3
Financing cash flows from finance leases	72.1	37.9	24.2
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	75.0	92.5	73.7
Finance leases	109.4	125.6	93.0

Future minimum lease payments under non-cancelable leases as of July 2, 2022, are as follows (in millions):

Fiscal Year	Operating Leases	Finance Leases
2023	$132.6	$94.9
2024	109.5	93.1
2025	91.3	85.4
2026	75.0	80.9
2027	66.2	65.0
Thereafter	284.6	75.6
Total future minimum lease payments	$759.2	$494.9
Less: Interest	117.4	48.3
Present value of future minimum lease payments	$641.8	$446.6

As of July 2, 2022, the Company had additional operating and finance leases that had not yet commenced which total $458.7 million in future minimum lease payments. These leases relate primarily to warehouse and vehicle leases and are expected to commence in fiscal 2023 with lease terms of 2 to 20 years.

13. Income Taxes

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

Income tax expense (benefit) for fiscal 2022, fiscal 2021 and fiscal 2020 consisted of the following:

(In millions)	For the fiscal year ended July 2, 2022	For the fiscal year ended July 3, 2021	For the fiscal year ended June 27, 2020
Current income tax expense (benefit):
Federal	$38.2	$(10.6)	$(119.6)
State	10.6	3.4	1.0
Foreign	1.0	-	-
Total current income tax expense (benefit)	49.8	(7.2)	(118.6)
Deferred income tax expense (benefit):
Federal	1.0	19.9	24.9
State	4.4	1.3	(14.4)
Foreign	(0.6)	-	-
Total deferred income tax expense	4.8	21.2	10.5
Total income tax expense (benefit), net	$54.6	$14.0	$(108.1)

The Company’s effective income tax rate for continuing operations for fiscal 2022, fiscal 2021 and fiscal 2020 was 32.7%, 25.6%, and 48.6%, respectively. Actual income tax expense (benefit) differs from the amount computed by applying the applicable U.S. federal statutory corporate income tax rate of 21% in fiscal 2022, fiscal 2021, and fiscal 2020 to earnings before income taxes as follows:

(In millions)	For the fiscal year ended July 2, 2022	For the fiscal year ended July 3, 2021	For the fiscal year ended June 27, 2020
Federal income tax expense (benefit) computed at statutory rate	$35.1	$11.5	$(46.7)
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal income tax benefit	13.1	4.1	(10.7)
Non-deductible expenses and other	9.6	2.1	2.0
Net Operating Loss Carryback - Rate Differential	-	(2.1)	(46.3)
Stock-based compensation	(1.9)	(1.5)	(4.6)
Other	(1.3)	(0.1)	(1.8)
Total income tax expense (benefit), net	$54.6	$14.0	$(108.1)

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act ("CARES Act"), which provides relief to taxpayers affected by COVID-19, was signed into law. The CARES Act provides numerous tax provisions and other stimulus measures designed to mitigate the economic effects of COVID-19. In fiscal years 2021 and 2020, the Company recognized a tax benefit of $2.1 million and $46.3 million, respectively, related to the carry-back of the fiscal year 2020 net operating loss to tax years with a statutory rate of 35% compared to the current statutory rate of 21%.

Deferred income taxes are recorded based upon the tax effects of differences between the financial statement and tax bases of assets and liabilities and available tax loss and credit carryforwards. Temporary differences and carry-forwards that created significant deferred tax assets and liabilities were as follows:

(In millions)	As of July 2, 2022	As of July 3, 2021
Deferred tax assets:
Allowance for doubtful accounts	$8.7	$6.5
Inventories	-	8.0
Accrued employee benefits	23.2	18.2
Insurance reserves	3.6	3.4
Net operating loss carry-forwards	10.3	21.4
Stock-based compensation	10.1	8.6
Basis difference in intangible assets	-	18.2
Other comprehensive income	-	1.8
Lease obligations	137.2	66.6
Tax credit carry-forwards	4.0	2.5
Prepaid expenses	3.7	0.3
Other assets	6.7	4.4
Total gross deferred tax assets	207.5	159.9
Less: Valuation allowance	(2.6)	(0.7)
Total net deferred tax assets	204.9	159.2
Deferred tax liabilities:
Property, plant, and equipment	307.8	234.4
Right of use assets	140.5	65.2
Other comprehensive income	3.9	-
Basis difference in intangible assets	102.3	-
Inventories	74.0	-
Other Liabilities	0.7	-
Total deferred tax liabilities	629.2	299.6
Total net deferred income tax liability	$424.3	$140.4

Net deferred tax liabilities increased by $272.6 million primarily related to fair value and other adjustments made in purchase accounting. We have taken current and future expirations into consideration when evaluating the need for valuation allowances against deferred tax assets. A valuation allowance is provided when it is more likely than not that all or a portion of the deferred tax assets will not be realized. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. State net operating loss carry-forwards generally expire in fiscal years 2023 through 2042. Certain state net operating losses generated in fiscal year 2021 and after have an indefinite carry-forward period. For the fiscal years ending July 2, 2022 and July 3, 2021 the Company established a valuation allowance of $2.6 million and $0.7 million, respectively, net of federal tax benefit, against deferred tax assets related to certain net operating loss and state tax credit carry-forwards which are not likely to be realized due to limitations on utilization.

The Company records a liability for Uncertain Tax Positions in accordance with FASB ASC 740-10-25, Income Taxes—General—Recognition. Included in the balances as of July 2, 2022 and July 3, 2021, is $0.4 million and $0.3 million, respectively, of unrecognized tax benefits that could affect the effective tax rate for continuing operations. The balance in unrecognized tax benefits relates primarily to state tax issues and non-deductible expenses. The Company does not anticipate that changes in the amount of unrecognized tax benefits over the next twelve months will have a significant impact on its results of operations or financial position.

As of July 2, 2022, substantially all federal, state and local, and foreign income tax matters have been concluded for years prior to fiscal year 2014. The Internal Revenue Service commenced an audit with respect to the loss for fiscal year ended June 27, 2020 and the carryback to the prior 5 tax years. The audit was ongoing at the end of the fiscal year.

It is the Company’s practice to recognize interest and penalties related to uncertain tax positions in income tax expense. Approximately $0.1 million and $0.1 million was accrued for interest related to uncertain tax positions as of July 2, 2022 and July 3, 2021, respectively. Less than $0.1 million was recognized in interest expense for fiscal 2022 and net interest income of approximately $0.3 million was recognized in interest expense for fiscal 2021.
14. Retirement Plans

Employee Savings Plans

The Company sponsors the Performance Food Group Employee Savings Plan (the “401(k) Plan”). Eligible U.S and Canadian employees participating in the 401(k) Plan may elect to contribute between 1% and 50% of their qualified compensation, up to a maximum dollar amount as specified by the provisions of the Internal Revenue Code in the U.S. or Income Tax Act in Canada, as applicable. The Company matched 100% of the first 3.5% of the employee contributions, resulting in matching contributions of $42.3 million for fiscal 2022, $36.4 million for fiscal 2021, and $30.9 million for fiscal 2020.

Core-Mark maintained defined-contribution plans in the U.S., subject to the provisions of the Internal Revenue Code, and in Canada, subject to the Income Tax Act. Eligible U.S. and Canadian employees could elect to contribute, on a tax-deferred basis, from 0% to 75% of their qualified compensation, up to a maximum dollar amount as specified by the provisions of the Internal Revenue Code or Income Tax Act. Core-Mark matched 50% of U.S. and Canada employee contributions up to 6% of base salary for a total maximum company contribution of 3%. For fiscal 2022, Core-Mark made matching contributions of $4.2 million to this plan. Beginning in May 2022, Core-Mark employees transitioned to the Company’s 401(k) Plan.

15. Commitments and Contingencies

Purchase Obligations

The Company had outstanding contracts and purchase orders of $163.9 million related to capital projects and services including purchases of compressed natural gas for its trucking fleet at July 2, 2022. Amounts due under these contracts were not included on the Company’s consolidated balance sheet as of July 2, 2022.

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

The court has also selected the first round of bellwether cases. Bellwether trials are test cases generally intended to try a contested issue common to several plaintiffs in mass tort litigation. The results of these proceedings are used to shape the litigation process for the remaining cases and to aid the parties in assessing potential settlement values of the remaining claims. Here, the court authorized a pool of 24 bellwether plaintiffs, with plaintiffs selecting six cases, the combined defendants selecting six cases, and the court selecting 12 cases at random. The court and the parties have completed the initial bellwether selection process, and the first of these four bellwether trials has been set for November 7, 2022, after having been postponed. The remaining three trials initially set for 2022 have been delayed until 2023. Eby-Brown and Core-Mark have been dismissed from each of the bellwether cases initially set for 2022 and will not be parties or participants to those trials. The Distributor Defendants and the retailers do, however, remain named defendants in various SFCs that were not selected as bellwether trial plaintiffs for 2022. The litigation of those claims is not scheduled to occur until after the 2022 bellwether trials conclude. The second round of bellwether cases are currently scheduled to begin in September 2023. In the meantime, discovery related to the claims in the Master Complaint continues as to the Distributor Defendants.

On September 3, 2020, the Cherokee Nation filed a parallel lawsuit in Oklahoma state court against several entities, including JUUL, e-liquid manufacturers, various retailers, and various distributors, including Eby-Brown and Core-Mark, alleging similar claims to the claims at issue in the MDL (the “Oklahoma Litigation”). The defendants in the Oklahoma Litigation attempted to transfer the case into the MDL, but a federal court in Oklahoma remanded the case to Oklahoma state court before the Judicial Panel on Multidistrict Litigation effectuated the transfer of the MDL, which means the Oklahoma Litigation is no longer eligible for transfer to the MDL. Since then, parties agreed to stay the Oklahoma Litigation and proceed to mediation after the Oklahoma Supreme Court held that public nuisance claims cannot be brought in consumer products cases. JUUL attempted mediation with the Cherokee Nation in March 2022, which did not result in resolution. The Cherokee Nation has yet to file a motion to lift the stay. If the stay is lifted, discovery will recommence, and the parties will litigate the various discovery disputes that were outstanding prior to the stay.

On September 10, 2021, Michael Lumpkins filed a parallel lawsuit in Illinois state court against several entities, including JUUL, e-liquid manufacturers, various retailers, and various distributors, including Eby-Brown and Core-Mark, alleging similar claims to the claims at issue in the MDL (the “Illinois Litigation”). Because there is no federal jurisdiction for this case, it will proceed in Illinois state court. Plaintiff alleges as damages that his use of JUUL products caused a brain injury that was later exacerbated by medical negligence. The court has entered a case management schedule, with a trial tentatively scheduled to take place in the first calendar quarter of 2024. Eby-Brown has filed a substantive motion to dismiss. Core-Mark has filed a motion to dismiss for lack of personal jurisdiction. Eby-Brown and Core-Mark are in the process of responding to written discovery plaintiff has served in an effort to oppose both motions to dismiss. The defense and indemnity of Eby-Brown and Core-Mark for the Illinois Litigation is covered by the Distribution Agreement and the Defense Agreement.

On June 23, 2022, the FDA announced it had issued marketing denial orders (“MDOs”) to JUUL for all of its products currently marketed and sold in the U.S. According to the FDA, the MDOs banned the distribution and sale of all JUUL products domestically. That same day, JUUL filed a petition for review of the MDOs with the United States Court of Appeals for the D.C. Circuit. On June 24, 2022, the court of appeals stayed the MDOs and issued a briefing schedule in the case. Thereafter, JUUL informed the FDA that per applicable regulations it would submit a request for supervisory review of the MDOs to the FDA. In response, the FDA notified JUUL that upon further review of the briefing JUUL made to the court of appeals, the FDA determined there are scientific issues unique to JUUL’s PMTA that warrant additional review. Accordingly, the FDA entered an administrative stay of the MDO. If the FDA ultimately decides to maintain or re-issue the MDOs, the administrative stay will remain in place for an additional thirty days to provide JUUL the opportunity to seek further judicial relief. JUUL and the FDA filed a joint motion with the court of appeals to hold the petition for review in abeyance on July 6, 2022, which the court of appeals granted on July 7, 2022.

At this time, the Company is unable to predict whether the FDA will approve JUUL’s PMTA or re-issue the MDOs, nor is the Company able to estimate any potential loss or range of loss in the event of an adverse finding against it in the MDL, the Oklahoma litigation, the Illinois litigation, or any subsequent litigation which may occur related to the individual SFCs. The Company will continue to vigorously defend itself.

Tax Liabilities

The Company is subject to customary audits by authorities in the jurisdictions where it conducts business in the United States and Canada, which may result in assessments of additional taxes.

16. Related-Party Transactions

The Company participates in, and has an equity method investment in, a purchasing alliance that was formed to obtain better pricing, to expand product options, to reduce internal costs, and to achieve greater inventory turnover. The Company’s investment in the purchasing alliance was $8.7 million as of July 2, 2022, and $6.0 million as of July 3, 2021. For fiscal 2022, fiscal 2021, and fiscal 2020, the Company recorded purchases of $1,858.4 million, $1,300.2 million, and $925.2 million, respectively, through the purchasing alliance.

17. Earnings Per Common Share

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

A reconciliation of the numerators and denominators for the basic and diluted earnings per common share computations is as follows:

(In millions, except per share amounts)	For the Fiscal Year Ended July 2, 2022	For the Fiscal Year Ended July 3, 2021	For the Fiscal Year Ended June 27, 2020
Numerator:
Net income (loss)	$112.5	$40.7	$(114.1)
Denominator:
Weighted-average common shares outstanding	149.8	132.1	113.0
Dilutive effect of potential common shares	1.5	1.3	-
Weighted-average dilutive shares outstanding	151.3	133.4	113.0
Basic earnings (loss) per common share	$0.75	$0.31	$(1.01)
Diluted earnings (loss) per common share	$0.74	$0.30	$(1.01)

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

In fiscal 2020 the Company approved an employee stock purchase plan (“ESPP”) which provides eligible employees the opportunity to acquire shares of common stock, at a 15% discount on the fair market value as of the date of purchase, through periodic payroll deductions. The ESPP is considered compensatory for federal income tax purposes. The Company recorded $3.7 million, $2.6 million, and $1.3 million of stock-based compensation expense for fiscal 2022, fiscal 2021, and fiscal 2020, respectively, attributable to the ESPP.

The Performance Food Group Company 2007 Management Option Plan

The 2007 Option Plan allowed for the granting of awards to employees, officers, directors, consultants, and advisors of the Company or its affiliates in the form of nonqualified options. The terms and conditions of awards granted under the 2007 Option Plan were determined by the Board of Directors. The contractual term of the options is ten years. The Company no longer grants awards from this plan and no options were granted from the 2007 Option Plan in fiscal 2022, 2021 or 2020. Each of the employee awards under the 2007 Option Plan was divided into three equal portions. Tranche I options were subject to time vesting. Tranche II and Tranche III options were subject to both time and performance vesting, including performance criteria as outlined in the 2007 Option Plan.

The following table summarizes the stock option activity for fiscal 2022 under the 2007 Option Plan.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding as of July 3, 2021	756,920	$18.70
Exercised	(79,164)	$17.59
Expired	(3,914)	$19.00
Outstanding as of July 2, 2022	673,842	$18.82	3.1	$19.2
Vested or expected to vest as of July 2, 2022	673,842	$18.82	3.1	$19.2
Exercisable as of July 2, 2022	673,842	$18.82	3.1	$19.2

The intrinsic value of exercised options was $2.4 million, $4.7 million, and $7.9 million for fiscal 2022, fiscal 2021, and fiscal 2020, respectively.

The Performance Food Group Company 2015 Omnibus Incentive Plan

In July 2015, the Company approved the 2015 Incentive Plan. The 2015 Incentive Plan allows for the granting of awards to current employees, officers, directors, consultants, and advisors of the Company. The terms and conditions of awards granted under the 2015 Option Plan are determined by the Board of Directors. There are 8,850,000 shares of common stock reserved for issuance under the 2015 Incentive Plan, including non-qualified stock options and incentive stock options, stock appreciation rights, restricted shares (time-based and performance-based), restricted stock units, and other equity based or cash-based awards. As of July 2, 2022, there are 4,306,117 shares available for grant under the 2015 Incentive Plan. The contractual term of options granted under the 2015 Incentive Plan is ten years.

Shares of time-based restricted stock granted in fiscal 2020, fiscal 2021 and fiscal 2022 vest ratably over the requisite service period. Additionally, in fiscal 2021, one-time grants of shares of time-based restricted stock, which vest at the end of a three year period, were issued. No stock options were granted from the 2015 Incentive Plan in fiscal 2022, fiscal 2021 or fiscal 2020. Performance-based restricted shares granted in fiscal 2020 vest upon the achievement of a specified Return on Invested Capital (“ROIC”), a performance condition, and a specified Relative Total Shareholder Return (“Relative TSR”), a market condition, at the end of a three year performance period. Actual shares earned range from 0% to 200% of the initial grant, depending upon performance relative to the ROIC and Relative TSR goals. For performance-based restricted shares granted in fiscal 2021 and fiscal 2022, the ROIC measure was removed and the vesting of the shares earned will be based solely on Relative TSR. Restricted stock units and deferred stock units granted to non-employee directors vest in full on the earlier of the first anniversary of the date of grant or the next regularly scheduled annual meeting of the stockholders of the Company.

The fair values of time-based restricted shares, restricted shares with a performance condition, restricted stock units, and deferred stock units were based on the Company’s closing stock price as of the date of grant.

The Company, with the assistance of a third-party valuation expert, estimated the fair value of performance-based restricted shares with a Relative TSR market condition granted in fiscal 2020, fiscal 2021, and fiscal 2022 using a Monte Carlo simulation with the following weighted-average assumptions:

	For the fiscal year ended July 2, 2022	For the fiscal year ended July 3, 2021	For the fiscal year ended June 27, 2020
Risk-Free Interest Rate	0.45%	0.16%	1.71%
Dividend Yield	0.00%	0.00%	0.00%
Expected Volatility	71.76%	67.66%	25.61%
Expected Term (in years)	2.83	2.87	2.79
Fair Value of Awards Granted	$62.34	$47.55	$62.57

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

The compensation cost that has been charged against income for the Company’s 2015 Incentive Plan was $27.6 million for fiscal 2022, $22.8 million for fiscal 2021, and $16.4 million for fiscal 2020, and it is included within operating expenses in the consolidated statement of operations. The total income tax benefit recognized in the consolidated statements of operations was $7.4 million in fiscal 2022, $6.1 million in fiscal 2021, and $4.4 million in fiscal 2020. Total unrecognized compensation cost for all awards under the 2015 Incentive Plan is $38.4 million as of July 2, 2022. This cost is expected to be recognized over a weighted-average period of 1.7 years.

The following table summarizes the stock option activity for fiscal 2022 under the 2015 Incentive Plan.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding as of July 3, 2021	766,736	$27.77
Granted	-	$-
Exercised	(43,777)	$29.27
Forfeited	-	$-
Outstanding as of July 2, 2022	722,959	$27.67	4.8	$14.2
Vested or expected to vest as of July 2, 2022	722,959	$27.67	4.8	$14.2
Exercisable as of July 2, 2022	679,050	$27.36	4.7	$13.6

The intrinsic value of exercised options was $0.8 million, $1.4 million, and $2.0 million for fiscal 2022, fiscal 2021 and fiscal 2020, respectively.

The following table summarizes the changes in nonvested restricted shares and restricted stock units for fiscal 2022 under the 2015 Incentive Plan.

	Shares	Weighted Average Grant Date Fair Value
Nonvested as of July 3, 2021	1,524,228	$37.50
Granted	769,636	$47.80
Vested	(486,711)	$35.78
Forfeited	(118,814)	$36.22
Nonvested as of July 2, 2022	1,688,339	$41.64

The total fair value of shares vested was $21.7 million, $13.7 million, and $23.7 million for fiscal 2022, fiscal 2021, and fiscal 2020, respectively.

The Core-Mark 2010 and 2019 Long Term Incentive Plans

In connection with the Core-Mark acquisition, the Company assumed the outstanding stock-based compensation awards from Core-Mark’s 2010 Long-Term Incentive Plan and 2019 Long-Term Incentive Plan. On September 1, 2021, each outstanding time-based restricted stock unit (“RSU”) held by a non-employee director of Core-Mark was cancelled and converted into the right to receive 0.44 shares of Company common stock (“Exchange Ratio”) and $23.875 in cash, without interest (“Per-Share Cash Amount”). Time-based RSUs held by Core-Mark employees were converted to Company RSUs based on the prescribed ratio in the merger agreement. The ratio was calculated as the sum of the Exchange Ratio plus the quotient of the Per-Share Cash Amount divided by the volume weighted average sale price of Company common stock for the ten full consecutive trading days ending on August 31, 2021 (“Stock Award Exchange Ratio”). Each performance-based restricted stock unit (“PSU”) of Core-Mark was converted into a Company RSU based on the greater of the actual performance as of the acquisition date or the target performance level multiplied by the Stock Award Exchange Ratio. The pro-rata actual level of performance for the applicable performance metrics were greater than target, therefore, the PSUs were converted based on actual performance. The Company RSUs granted as a result of the conversion are subject to the same terms and conditions, such as vesting schedule and termination related vesting provisions, as the Core-Mark awards were subject to prior to their conversion.

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

The compensation cost that has been charged against income for the Core-Mark 2010 and 2019 Long-Term Incentive Plans was $12.7 million for fiscal 2022 and it is included within operating expenses in the Consolidated Statement of Operations. The total income tax benefit recognized in the Consolidated Statements of Operations was $3.4 million in fiscal 2022. Total unrecognized compensation cost for all awards under the 2010 and 2019 Long-Term Incentive Plans is $6.5 million as of July 2, 2022. This cost is expected to be recognized over a weighted-average period of 1.3 years.

The following table summarizes the changes in nonvested RSUs for fiscal 2022 under the Core-Mark 2010 and 2019 Long-Term Incentive Plans.

	Shares	Weighted Average Grant Date Fair Value
Nonvested as of July 3, 2021	-	$-
Granted	614,056	$49.55
Vested	(314,978)	$49.55
Forfeited	(52,228)	$49.55
Nonvested as of July 2, 2022	246,850	$49.55

The total fair value of shares vested was $14.3 million for fiscal 2022.

19. Segment Information

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

The Foodservice segment markets and distributes food and food-related products to independent restaurants, chain restaurants, and other institutional “food-away-from-home” locations. Foodservice offers a “broad line” of products, including custom-cut meat and seafood, as well as products that are specific to our customers’ menu requirements. The Vistar segment distributes candy, snacks, beverages, and other products to customers in the vending, office coffee services, theater, retail, hospitality, and other channels. The Convenience segment distributes candy, snacks, beverages, cigarettes, other tobacco products, food and foodservice products, and other items to convenience stores across the United States and Canada. Corporate & All Other is comprised of corporate overhead and certain operating segments that are not considered separate reportable segments based on their size. This includes the operations of the Company’s internal logistics unit responsible for managing and allocating inbound logistics revenue and expense. Corporate & All Other may also include capital expenditures for certain information technology projects that are transferred to the segments once placed in service. Intersegment sales represent sales between the segments, which are eliminated in consolidation.

The accounting policies of the segments are the same as those described in Note 2. Summary of Significant Accounting Policies and Estimates. Management evaluates the performance of each operating segment based on various operating and financial metrics, including total sales and EBITDA, defined as net income before interest expense, interest income, income taxes, depreciation and amortization.

The presentation and amounts for the fiscal years ended July 3, 2021 and June 27, 2020 and as of July 3, 2021 have been restated to reflect the segment changes described above.

(In millions)	Foodservice	Vistar	Convenience	Corporate & All Other	Eliminations	Consolidated
For the fiscal year ended July 2, 2022
Net external sales	$26,561.1	$3,679.4	$20,603.3	$50.3	$—	$50,894.1
Inter-segment sales	18.1	2.4	-	476.2	(496.7)	—
Total sales	26,579.2	3,681.8	20,603.3	526.5	(496.7)	50,894.1
Depreciation and amortization	260.0	52.6	125.7	24.5	—	462.8
Capital expenditures	148.2	19.1	31.9	16.3	—	215.5
For the fiscal year ended July 3, 2021
Net external sales	$21,880.0	$2,537.4	$5,946.8	$34.7	$—	$30,398.9
Inter-segment sales	10.0	2.2	-	393.9	(406.1)	—
Total sales	21,890.0	2,539.6	5,946.8	428.6	(406.1)	30,398.9
Depreciation and amortization	248.3	47.9	12.6	30.1	—	338.9
Capital expenditures	99.9	48.0	26.5	14.4	—	188.8
For the fiscal year ended June 27, 2020
Net external sales	$16,728.5	$3,162.0	$5,173.4	$22.4	$—	$25,086.3
Inter-segment sales	12.0	4.0	-	323.4	(339.4)	—
Total sales	16,740.5	3,166.0	5,173.4	345.8	(339.4)	25,086.3
Depreciation and amortization	197.7	40.3	9.7	28.6	—	276.3
Capital expenditures	57.8	46.7	25.3	28.2	—	158.0

EBITDA for each reportable segment and Corporate & All Other is presented below along with a reconciliation to consolidated income before taxes.

	Fiscal Year Ended
	July 2, 2022	July 3, 2021	June 27, 2020
Foodservice EBITDA	$741.8	$658.9	$336.3
Vistar EBITDA	192.0	81.6	119.9
Convenience EBITDA	151.4	12.1	(81.4)
Corporate & All Other EBITDA	(272.4)	(206.6)	(203.8)
Depreciation and amortization	(462.8)	(338.9)	(276.3)
Interest expense	(182.9)	(152.4)	(116.9)
Income before taxes	$167.1	$54.7	$(222.2)

Total assets by reportable segment, excluding intercompany receivables between segments, are as follows:

(In millions)	As of July 2, 2022	As of July 3, 2021
Foodservice	$6,455.3	$5,791.7
Vistar	1,133.7	1,049.7
Convenience	4,411.6	681.9
Corporate & All Other	377.4	322.4
Total assets	$12,378.0	$7,845.7

The sales mix for the Company’s principal product and service categories is as follows:

(In millions)	For the fiscal year ended July 2, 2022	For the fiscal year ended July 3, 2021	For the fiscal year ended June 27, 2020
Cigarettes	$13,197.4	$4,231.4	$3,728.3
Center of the plate	11,332.2	8,931.1	6,677.7
Canned and dry groceries	4,602.5	3,290.0	2,561.2
Refrigerated and dairy products	4,230.2	2,951.0	2,466.9
Frozen foods	4,086.8	3,484.4	2,859.4
Candy/snack/theater and concession	3,826.7	1,725.0	1,939.7
Paper products and cleaning supplies	2,695.5	2,312.1	1,650.1
Beverage	2,511.6	1,534.9	1,624.9
Other tobacco products	2,511.1	704.0	588.0
Produce	1,049.2	876.6	678.1
Other miscellaneous goods and services	850.9	358.4	312.0
Total	$50,894.1	$30,398.9	$25,086.3

Cigarette sales represented 25.9%, 13.9%, and 14.9% of net sales for the years ended July 2, 2022, July 3, 2021, and June 27, 2020, respectively. The Company’s significant suppliers include Altria Group, Inc. (parent company of Philip Morris USA Inc.) and R.J. Reynolds Tobacco Company, which, in the aggregate, represents approximately 20.7% of products purchased for the year ended July 2, 2022. Although cigarettes represent a significant portion of the Company’s total net sales and cost of goods sold, the majority of the Company's gross profit is generated from the sales of food and food-related products.

SCHEDULE 1—Registrant’s Condensed Financial Statements

PERFORMANCE FOOD GROUP COMPANY

Parent Company Only

CONDENSED BALANCE SHEETS

(In millions per share data)	As of July 2, 2022	As of July 3, 2021
ASSETS
Investment in wholly owned subsidiary	$3,370.0	$2,167.2
Total assets	$3,370.0	$2,167.2
LIABILITIES AND SHAREHOLDERS’ EQUITY
Intercompany payable	70.5	61.1
Total liabilities	70.5	61.1
Commitments and contingencies
Shareholders’ equity:
Common Stock
Common Stock: $0.01 par value per share, 1.0 billion shares authorized, 153.6 million shares issued and outstanding as of July 2, 2022; 132.5 million shares issued and outstanding as of July 3, 2021	1.5	1.3
Additional paid-in capital	2,816.8	1,752.8
Retained earnings	481.2	352.0
Total shareholders’ equity	3,299.5	2,106.1
Total liabilities and shareholders’ equity	$3,370.0	$2,167.2

See accompanying notes to condensed financial statements.

PERFORMANCE FOOD GROUP COMPANY

Parent Company Only

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

($ in millions)	Fiscal year ended July 2, 2022	Fiscal year ended July 3, 2021	Fiscal year ended June 27, 2020
Operating expenses	$0.7	$1.1	$0.6
Operating loss	(0.7)	(1.1)	(0.6)
Loss before equity in net income (loss) of subsidiary	(0.7)	(1.1)	(0.6)
Equity in net income (loss) of subsidiary, net of tax	113.2	41.8	(113.5)
Net income (loss)	112.5	40.7	(114.1)
Other comprehensive income (loss)	16.7	5.0	(10.1)
Total comprehensive income (loss)	$129.2	$45.7	$(124.2)

See accompanying notes to condensed financial statements.

PERFORMANCE FOOD GROUP COMPANY

Parent Company Only

CONDENSED STATEMENTS OF CASH FLOWS

($ in millions)	Fiscal year ended July 2, 2022	Fiscal year ended July 3, 2021	Fiscal year ended June 27, 2020
Cash flows from operating activities:
Net income (loss)	$112.5	$40.7	$(114.1)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Equity in net (income) loss of subsidiary	(113.2)	(41.8)	113.5
Changes in operating assets and liabilities, net
Income tax receivable	—	—	11.7
Accrued expenses and other current liabilities	—	(0.2)	—
Intercompany payables	9.4	0.5	(1.2)
Net cash provided by (used in) operating activities	8.7	(0.8)	9.9
Cash flows from investing activities:
Net cash paid for acquisitions	(1,386.1)	—	—
Capital contribution to subsidiary	(83.1)	(26.2)	(834.9)
Distribution from subsidiary	1,444.6	—	5.0
Net cash used in investing activities	(24.6)	(26.2)	(829.9)
Cash flows from financing activities:
Proceeds from exercise of stock options	2.7	5.0	4.8
Proceeds from sale of common stock	—	—	828.1
Proceeds from employee stock purchase plan	24.6	26.2	—
Cash paid for shares withheld to cover taxes	(11.4)	(4.2)	(7.9)
Repurchase of common stock	—	—	(5.0)
Net cash provided by financing activities	15.9	27.0	820.0
Net (decrease) increase in cash and restricted cash	—	—	—
Cash and restricted cash, beginning of period	—	—	—
Cash and restricted cash, end of period	$—	$—	$—

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

Based on our assessment, under the criteria established in Internal Control—Integrated Framework (2013) issued by the COSO, management has concluded that the Company maintained effective internal control over financial reporting as of July 2, 2022.

The effectiveness of the Company’s internal control over financial reporting as of July 2, 2022, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report, which appears in Item 8.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) under the Exchange Act), that occurred during the fiscal quarter ended July 2, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be included in our definitive proxy statement for the 2022 Annual Meeting of Stockholders under the captions “Corporate Governance at Performance Food Group,” “Executive Officers of the Company,” “Report of the Audit and Finance Committee” and “Election of Directors” and is incorporated herein by reference. We expect to file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended July 2, 2022.

Item 11. Executive Compensation

The information required by this item will be included in our definitive proxy statement for the 2022 Annual Meeting of Stockholders under the captions “Compensation Discussion and Analysis,” “Report of the Human Capital and Compensation Committee,” “Executive Compensation,” and “Compensation of Directors” and is incorporated herein by reference. We expect to file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended July 2, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in our definitive proxy statement for the 2022 Annual Meeting of Stockholders under the caption “Ownership of Securities” and is incorporated herein by reference. We expect to file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended July 2, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in our definitive proxy statement for the 2022 Annual Meeting of Stockholders under the captions “Election of Directors,” “Corporate Governance at Performance Food Group” and “Transactions with Related Persons” and is incorporated herein by reference. We expect to file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended July 2, 2022.

Item 14. Principal Accountant Fees and Services

The information required by this item will be included in our definitive proxy statement for the 2022 Annual Meeting of Stockholders under the caption “Ratification of Independent Registered Public Accounting Firm” and is incorporated herein by reference. We expect to file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended July 2, 2022.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)
The following documents are filed, or incorporated by reference, as part of this Form 10-K:
1.
All financial statements. See Index to Consolidated Financial Statements on page 42 of this Form 10-K.
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

4.11

Description of Capital Stock of Performance Food Group Company (incorporated by reference to Exhibit 4.11 to the Company's Annual Report on Form 10-K (File No. 001-37587) filed with the Securities and Exchange Commission on August 24, 2021).

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

10.4

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

10.8†

Employment Letter Agreement, dated September 6, 2002, between George L. Holm and Performance Food Group Company (f/k/a Wellspring Distribution Corp.) (incorporated by reference as Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File 333-198654), filed with the Securities and Exchange Commission on September 9, 2014).

10.9†

Employment Letter Agreement, dated April 7, 2014, between Jim Hope and Performance Food Group (incorporated by reference as Exhibit 10.11 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File 333-198654), filed with the Securities and Exchange Commission on July 1, 2015).

10.10†

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

10.27†

Form of Option Grant under the 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37578) filed with the Securities and Exchange Commission on May 11, 2022).

10.28†

Core-Mark Holding Company, Inc. 2019 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 of Core-Mark’s Current Report on Form 8-K (file No. 000-51515) filed with the Securities and Exchange Commission on May 24, 2019).

10.29†

Amendment No. 1 to the Core-Mark Holding Company, Inc. 2019 Long-Term Incentive Plan, dated as of September 1, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-8 (File No. 333-259238) filed with the Securities and Exchange Commission on September 1, 2021).

10.30†

Core-Mark Holding Company, Inc. 2010 Long-Term Incentive Plan (as amended, effective May 20, 2014) (incorporated by reference to Annex II of Core-Mark’s Proxy Statement on Schedule 14A (File No. 000-51515) filed with the Securities and Exchange Commission on April 8, 2014).

10.31†*	Executive Employment Agreement, dated September 1, 2021, between Scott McPherson and Performance Food Group Company

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Deloitte & Touche LLP

24.1*	Power of Attorney (included on signature pages to this Annual Report on Form 10-K)

31.1*	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104**	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on the 19th day of August 2022.

PERFORMANCE FOOD GROUP COMPANY (Registrant)

By:	/s/ George L. Holm
Name:	George L. Holm
Title:	Chief Executive Officer
(Principal Executive Officer and Authorized Signatory)

POWER OF ATTORNEY

Know all persons by these presents, that each person whose signature appears below hereby constitutes and appoints A. Brent King and George Hearn, and each of them, as his or her true and lawful attorneys-in-fact and agents, with power to act with or without the others and with full power of substitution and resubstitution, to do any and all acts and things and to execute any and all instruments which said attorneys and agents and each of them may deem necessary or desirable to enable the registrant to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission thereunder in connection with the registrant’s Annual Report on Form 10-K for the fiscal year ended July 2, 2022 (the “Annual Report”), including specifically, but without limiting the generality of the foregoing, power and authority to sign the name of the registrant and the name of the undersigned, individually and in his or her capacity as a director or officer of the registrant, to the Annual Report as filed with the Securities and Exchange Commission, to any and all amendments thereto, and to any and all instruments or documents filed as part thereof or in connection therewith; and each of the undersigned hereby ratifies and confirms all that said attorneys and agents and each of them shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 19th day of August 2022.

Signatures	Title

/s/ George L. Holm	Chief Executive Officer; Director
George L. Holm	(Principal Executive Officer)

/s/ James D. Hope	Executive Vice President & Chief Financial Officer
James D. Hope	(Principal Financial Officer)

/s/ Christine Vlahcevic	Chief Accounting Officer
Christine Vlahcevic	(Principal Accounting Officer)

/s/ Barbara J. Beck	Director
Barbara J. Beck

/s/ William F. Dawson Jr.	Director
William F. Dawson Jr.

/s/ Manuel A. Fernandez.	Director
Manuel A. Fernandez

/s/ Laura J. Flanagan	Director
Laura J. Flanagan

/s/ Matthew C. Flanigan	Director
Matthew C. Flanigan

/s/ Kimberly S. Grant	Director
Kimberly S. Grant

/s/ Jeffrey M. Overly	Director
Jeffrey M. Overly

/s/ David V. Singer	Director
David V. Singer

/s/ Randall N. Spratt	Director
Randall N. Spratt

/s/ Warren M. Thompson	Director
Warren M. Thompson