Form 10-Q
period 2022-10-01
Performance Food Group Co
filed 2022-11-09
CIK 1618673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2022

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

155,672,933 shares of common stock were outstanding as of November 2, 2022.

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

There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. Such risks, uncertainties and other important factors that could cause actual results to differ include, among others, the risks, uncertainties and factors set forth under Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended July 2, 2022 (the “Form 10-K”), as such risk factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission (the “SEC”), including under Part II, Item 1A, Risk Factors of this Form 10-Q, and are accessible on the SEC’s website at www.sec.gov, and also include the following:

•
economic factors, including inflation, or other adverse changes such as a downturn in economic conditions, negatively affecting consumer confidence and discretionary spending;
•
costs and risks associated with a potential cybersecurity incident or other technology disruption;
•
our reliance on technology and risks associated with disruption or delay in implementation of new technology;
•
competition in our industry is intense, and we may not be able to compete successfully;
•
the effects of health epidemics, including the ongoing impact of the global novel coronavirus ("COVID-19") pandemic;
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
•
our inability to comply with requirements imposed by applicable law or government regulations, including increased regulation of electronic cigarette and other alternative nicotine products;
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
•
our ability to raise additional capital on commercially reasonable terms or at all; and
•
risks related to the integration of Core-Mark Holding Company, Inc. (“Core-Mark”):
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

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except per share data)	As of October 1, 2022	As of July 2, 2022
ASSETS
Current assets:
Cash	$10.6	$11.6
Accounts receivable, less allowances of $50.0 and $54.2	2,296.9	2,307.4
Inventories, net	3,335.0	3,428.6
Income taxes receivable	11.5	34.0
Prepaid expenses and other current assets	213.7	240.4
Total current assets	5,867.7	6,022.0
Goodwill	2,279.3	2,279.2
Other intangible assets, net	1,151.3	1,195.6
Property, plant and equipment, net	2,127.7	2,134.5
Operating lease right-of-use assets	613.0	623.4
Other assets	129.6	123.3
Total assets	$12,168.6	$12,378.0
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable and outstanding checks in excess of deposits	2,628.6	2,559.5
Accrued expenses and other current liabilities	753.6	882.6
Finance lease obligations—current installments	83.5	79.9
Operating lease obligations—current installments	107.7	111.0
Total current liabilities	3,573.4	3,633.0
Long-term debt	3,664.0	3,908.8
Deferred income tax liability, net	412.1	424.3
Finance lease obligations, excluding current installments	370.2	366.7
Operating lease obligations, excluding current installments	526.7	530.8
Other long-term liabilities	221.5	214.9
Total liabilities	8,767.9	9,078.5
Commitments and contingencies (Note 10)
Shareholders’ equity:
Common Stock: $0.01 par value per share, 1.0 billion shares authorized, 154.0 million shares issued and outstanding as of October 1, 2022; 153.6 million shares issued and outstanding as of July 2, 2022	1.5	1.5
Additional paid-in capital	2,818.4	2,816.8
Accumulated other comprehensive income, net of tax expense of $5.4 and $3.8	15.3	11.4
Retained earnings	565.5	469.8
Total shareholders’ equity	3,400.7	3,299.5
Total liabilities and shareholders’ equity	$12,168.6	$12,378.0

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per share data)	Three Months Ended October 1, 2022	Three Months Ended October 2, 2021
Net sales	$14,719.3	$10,386.3
Cost of goods sold	13,144.2	9,244.0
Gross profit	1,575.1	1,142.3
Operating expenses	1,383.9	1,094.1
Operating profit	191.2	48.2
Other expense, net:
Interest expense	50.4	44.0
Other, net	10.9	(1.3)
Other expense, net	61.3	42.7
Income before taxes	129.9	5.5
Income tax expense	34.2	0.8
Net income	$95.7	$4.7
Weighted-average common shares outstanding:
Basic	153.8	139.7
Diluted	155.6	141.2
Earnings per common share:
Basic	$0.62	$0.03
Diluted	$0.62	$0.03

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

($ in millions)	Three Months Ended October 1, 2022	Three Months Ended October 2, 2021
Net income	$95.7	$4.7
Other comprehensive income, net of tax:
Interest rate swaps:
Change in fair value, net of tax	7.1	(0.2)
Reclassification adjustment, net of tax	(0.8)	1.3
Foreign currency translation adjustment, net of tax	(2.4)	(0.4)
Other comprehensive income	3.9	0.7
Total comprehensive income	$99.6	$5.4

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Shareholders’
(In millions)	Shares	Amount	Capital	(Loss) Income	Earnings	Equity
Balance as of July 3, 2021	132.5	$1.3	$1,752.8	$(5.3)	$357.3	$2,106.1
Net income	—	—	—	—	4.7	4.7
Interest rate swaps	—	—	—	1.1	—	1.1
Foreign currency translation adjustment	—	—	—	(0.4)	—	(0.4)
Issuance of common stock under stock-based compensation plans	0.4	—	(4.9)	—	—	(4.9)
Conversion of Core-Mark shares of common stock	19.9	0.2	998.6	—	—	998.8
Conversion of Core-Mark stock-based compensation (1)	—	—	9.2	—	—	9.2
Stock-based compensation expense	—	—	8.9	—	—	8.9
Balance as of October 2, 2022	152.8	$1.5	$2,764.6	$(4.6)	$362.0	$3,123.5

Balance as of July 2, 2022	153.6	1.5	2,816.8	11.4	469.8	3,299.5
Net income	—	—	—	—	95.7	95.7
Interest rate swaps	—	—	—	6.3	—	6.3
Foreign currency translation adjustment	—	—	—	(2.4)	—	(2.4)
Issuance of common stock under stock-based compensation plans	0.4	—	(9.0)	—	—	(9.0)
Stock-based compensation expense	—	—	10.6	—	—	10.6
Balance as of October 1, 2022	154.0	$1.5	$2,818.4	$15.3	$565.5	$3,400.7

(1) Represents the portion of replacement stock-based compensation awards that relates to pre-combination vesting.

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

($ in millions)	Three Months Ended October 1, 2022	Three Months Ended October 2, 2021
Cash flows from operating activities:
Net income	$95.7	$4.7
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	76.1	57.0
Amortization of intangible assets	43.1	41.7
Amortization of deferred financing costs	2.6	2.2
Provision for losses on accounts receivables	2.7	0.2
Change in LIFO reserve	26.8	(11.3)
Stock compensation expense	11.5	10.0
Deferred income tax benefit	(14.6)	(0.3)
Loss on extinguishment of debt	—	3.2
Change in fair value of derivative assets and liabilities	17.2	(0.3)
Other non-cash activities	0.8	(0.2)
Changes in operating assets and liabilities, net
Accounts receivable	6.7	(77.3)
Inventories	66.8	48.7
Income taxes receivable	22.5	0.5
Prepaid expenses and other assets	18.5	10.2
Trade accounts payable and outstanding checks in excess of deposits	69.1	21.2
Accrued expenses and other liabilities	(129.6)	(78.4)
Net cash provided by operating activities	315.9	31.8
Cash flows from investing activities:
Purchases of property, plant and equipment	(40.1)	(24.4)
Net cash paid for acquisitions	—	(1,382.6)
Proceeds from sale of property, plant and equipment and other	0.4	0.4
Net cash used in investing activities	(39.7)	(1,406.6)
Cash flows from financing activities:
Net (payments) borrowings under ABL Facility	(246.2)	786.9
Borrowing of Notes due 2029	—	1,000.0
Repayment of Notes due 2024	—	(350.0)
Cash paid for debt issuance, extinguishment and modifications	—	(21.5)
Payments under finance lease obligations	(22.0)	(15.0)
Proceeds from exercise of stock options	0.1	1.5
Cash paid for shares withheld to cover taxes	(9.1)	(6.4)
Other financing activities	—	(0.7)
Net cash (used in) provided by financing activities	(277.2)	1,394.8
Net (decrease) increase in cash and restricted cash	(1.0)	20.0
Cash and restricted cash, beginning of period	18.7	22.2
Cash and restricted cash, end of period	$17.7	$42.2

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

(In millions)	As of October 1, 2022	As of July 2, 2022
Cash	$10.6	$11.6
Restricted cash(1)	7.1	7.1
Total cash and restricted cash	$17.7	$18.7

(1)
Restricted cash is reported within Other assets and represents the amounts required by insurers to collateralize a part of the deductibles for the Company’s workers’ compensation and liability claims.

Supplemental disclosures of non-cash transactions are as follows:

(In millions)	Three Months Ended October 1, 2022	Three Months Ended October 2, 2021
Non-cash issuance of Common Stock in exchange for Core-Mark stock	—	1,008.0

Supplemental disclosures of cash flow information are as follows:

(In millions)	Three Months Ended October 1, 2022	Three Months Ended October 2, 2021
Cash paid during the year for:
Interest	$41.6	$11.8
Income tax payments net of refunds	21.7	0.6

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.
Summary of Business Activities

Business Overview

Performance Food Group Company, through its subsidiaries, markets and distributes primarily national and company-branded food and food-related products to customer locations across North America. The Company serves both of the major customer types in the restaurant industry: (i) independent customers, and (ii) multi-unit, or “Chain” customers, which include some of the most recognizable family and casual dining restaurant chains, as well as schools, business and industry locations, healthcare facilities, and retail establishments. The Company also specializes in distributing candy, snacks, beverages, cigarettes, other tobacco products, health and beauty care products and other items to vending distributors, big box retailers, theaters, convenience stores, drug stores, grocery stores, travel providers, and hospitality providers.

On September 1, 2021, Performance Food Group Company completed the acquisition of Core-Mark. Refer to Note 5. Business Combinations for additional details regarding the acquisition of Core-Mark.

2.
Summary of Significant Accounting Policies and Estimates

Basis of Presentation

The consolidated financial statements have been prepared by the Company, without audit, with the exception of the July 2, 2022 consolidated balance sheet, which was derived from the audited consolidated financial statements included in the Form 10-K. The financial statements include consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive income, consolidated statements of shareholders’ equity, and consolidated statements of cash flows. Certain prior period amounts have been reclassified to conform to current period presentation. In the opinion of management, all adjustments, which consist of normal recurring adjustments, except as otherwise disclosed, necessary to present fairly the financial position, results of operations, comprehensive income, shareholders’ equity, and cash flows for all periods presented have been made.

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

3.
Recently Issued Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In November 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. The update increases the transparency in financial reporting of government assistance by requiring the disclosure of the types of transactions, an entity’s accounting for the transactions and the effect of those transactions on an entity’s financial statements. This pronouncement is effective for annual periods beginning after December 15, 2021. The Company adopted the new standard at the beginning of fiscal 2023. The amendments in this update have been applied using the prospective approach to all applicable transactions at the date of initial application and as new transactions occur. The Company determined that adoption of this update does not have a material impact on the Company's consolidated financial statements.

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

In September 2022, the FASB issued ASU 2022-04, Liabilities— Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. The update enhances the transparency of supplier finance programs by requiring the disclosure of the effect of those programs on an entity’s working capital, liquidity, and cash flows. The guidance requires disclosure of the key terms of supplier finance programs as well as the obligation amount outstanding as of the end of the period, a description of where the obligation is presented in the balance sheet and a rollforward of the obligations balance during the period, including the amount of obligations confirmed and the amount of obligations paid. This pronouncement is effective for interim and annual periods beginning after December 15, 2022, except for the amendment on rollforward information, which is effective for annual periods beginning after December 15, 2023, with early adoption permitted. The amendments in this update should be applied retrospectively to each period in which a balance sheet is presented, except for the amendment on rollforward information, which should be applied prospectively. The Company is in the process of assessing the impact of this ASU on its future consolidated financial statements but does not expect it to have a material impact.

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

The Company has customer contracts in which incentives are paid upfront to certain customers. These payments have become industry practice and are not related to financing the customer’s business, nor are they associated with any distinct good or service to be received from the customer. These incentive payments are capitalized and amortized over the life of the contract or the expected life of the customer relationship on a straight-line basis. The Company’s contract asset for these incentives totaled $25.5 million and $26.4 million as of October 1, 2022 and July 2, 2022, respectively.

5.
Business Combinations

During the first quarter of fiscal 2022, the Company made one acquisition in a cash and stock transaction totaling $2.4 billion.

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

The net sales and net loss related to Core-Mark recorded in the Company’s Consolidated Statements of Operations for the three months ended October 2, 2021 are $1.6 billion and $1.0 million, respectively. The following table summarizes the unaudited pro-forma consolidated financial information of the Company as if the acquisition had occurred on June 28, 2020.

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

Debt consisted of the following:

(In millions)	As of October 1, 2022	As of July 2, 2022
Credit Agreement	$1,362.2	$1,608.4
6.875% Notes due 2025	275.0	275.0
5.500% Notes due 2027	1,060.0	1,060.0
4.250% Notes due 2029	1,000.0	1,000.0
Less: Original issue discount and deferred financing costs	(33.2)	(34.6)
Long-term debt	3,664.0	3,908.8
Less: current installments	-	-
Total debt, excluding current installments	$3,664.0	$3,908.8

Credit Agreement

PFGC, Inc. (“PFGC”), a wholly-owned subsidiary of the Company, and Performance Food Group, Inc., a wholly-owned subsidiary of PFGC, are parties to the Fifth Amended and Restated Credit Agreement dated September 17, 2021 (the “ABL Facility”) with Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent, and the other lenders party thereto. The ABL Facility has an aggregate principal amount available of $4.0 billion and matures September 17, 2026.

Performance Food Group, Inc. is the lead borrower under the ABL Facility, which is jointly and severally guaranteed by, and secured by the majority of the assets of, PFGC and all material domestic direct and indirect wholly-owned subsidiaries of PFGC (other than the captive insurance subsidiary and other excluded subsidiaries). Availability for loans and letters of credit under the ABL Facility is governed by a borrowing base, determined by the application of specified advance rates against eligible assets, including trade accounts receivable, inventory, owned real properties, and owned transportation equipment. The borrowing base is reduced quarterly by a cumulative fraction of the real properties and transportation equipment values. Advances on accounts receivable and inventory are subject to change based on periodic commercial finance examinations and appraisals, and the real property and transportation equipment values included in the borrowing base are subject to change based on periodic appraisals. Audits and appraisals are conducted at the direction of the administrative agent for the benefit and on behalf of all lenders.

Borrowings under the ABL Facility bear interest, at Performance Food Group, Inc.’s option, at (a) the Base Rate (defined as the greater of (i) the Federal Funds Rate in effect on such date plus 0.5%, (ii) the Prime Rate on such day, or (iii) one month LIBOR plus 1.0%) plus a spread, or (b) LIBOR plus a spread. The ABL Facility also provides for an unused commitment fee rate of 0.25% per annum.

The following table summarizes outstanding borrowings, availability, and the average interest rate under the Company's credit agreements:

(Dollars in millions)	As of October 1, 2022	As of July 2, 2022
Aggregate borrowings	$1,362.2	$1,608.4
Letters of credit	188.1	190.5
Excess availability, net of lenders’ reserves of $98.4 and $104.4	2,449.7	2,201.1
Average interest rate	4.76%	2.89%

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

Certain of the leases for tractors, trailers, and other vehicles and equipment provide for residual value guarantees to the lessors. Circumstances that would require the subsidiary to perform under the guarantees include either (1) default on the leases with the leased assets being sold for less than the specified residual values in the lease agreements, or (2) decisions not to purchase the assets at the end of the lease terms combined with the sale of the assets, with sales proceeds less than the residual value of the leased assets specified in the lease agreements. Residual value guarantees under these operating lease agreements typically range between 6% and 20% of the value of the leased assets at inception of the lease. These leases have original terms ranging from 5 to 7 years and are set to expire at various dates ranging from 2022 to 2028. As of October 1, 2022, the undiscounted maximum amount of potential future payments for lease residual value guarantees totaled approximately $13.7 million, which would be mitigated by the fair value of the leased assets at lease expiration.

The following table presents the location of the right-of-use assets and lease liabilities in the Company's consolidated balance sheet as of October 1, 2022 and July 2, 2022 (in millions), as well as the weighted-average lease term and discount rate for the Company's leases:

Leases	Consolidated Balance Sheet Location	As of October 1, 2022	As of July 2, 2022
Assets:
Operating	Operating lease right-of-use assets	$613.0	$623.4
Finance	Property, plant and equipment, net	471.7	463.8
Total lease assets		$1,084.7	$1,087.2
Liabilities:
Current
Operating	Operating lease obligations—current installments	$107.7	$111.0
Finance	Finance lease obligations—current installments	83.5	79.9
Non-current
Operating	Operating lease obligations, excluding current installments	526.7	530.8
Finance	Finance lease obligations, excluding current installments	370.2	366.7
Total lease liabilities		$1,088.1	$1,088.4

Weighted average remaining lease term
Operating leases		8.1 years	8.2 years
Finance leases		5.6 years	5.7 years
Weighted average discount rate
Operating leases		4.0%	3.9%
Finance leases		3.8%	3.7%

The following table presents the location of lease costs in the Company’s consolidated statement of operations for the periods reported (in millions):

		Three Months Ended
Lease Cost	Statement of Operations Location	October 1, 2022	October 2, 2021
Finance lease cost:
Amortization of finance lease assets	Operating expenses	$20.4	$12.9
Interest on lease liabilities	Interest expense	4.2	3.9
Total finance lease cost		$24.6	$16.8
Operating lease cost	Operating expenses	36.7	29.6
Short-term lease cost	Operating expenses	18.0	10.9
Total lease cost		$79.3	$57.3

The following table presents the supplemental cash flow information related to leases for the periods reported (in millions):

	Three Months Ended
(In millions)	October 1, 2022	October 2, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$34.6	$28.7
Operating cash flows from finance leases	4.2	3.9
Financing cash flows from finance leases	22.0	15.0
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	23.4	19.7
Finance leases	29.1	35.7

The following table presents the future minimum lease payments under non-cancelable leases as of October 1, 2022 (in millions):

Fiscal Year	Operating Leases	Finance Leases
2023	$100.0	$73.3
2024	114.9	97.7
2025	96.5	90.0
2026	80.1	85.6
2027	71.6	69.6
Thereafter	288.5	88.1
Total future minimum lease payments	$751.6	$504.3
Less: Interest	117.2	50.6
Present value of future minimum lease payments	$634.4	$453.7

As of October 1, 2022, the Company had additional operating and finance leases that had not yet commenced which total $453.8 million in future minimum lease payments. These leases relate primarily to build-to-suit warehouse leases which will replace existing distribution centers and will commence upon building completion with terms of 15 to 20 years. In addition, these leases include vehicle leases expected to commence beginning in fiscal 2023 with lease terms of 4 to 10 years.

8.
Fair Value of Financial Instruments

The carrying values of cash, accounts receivable, outstanding checks in excess of deposits, trade accounts payable, and accrued expenses approximate their fair values because of the relatively short maturities of those instruments. The derivative assets and liabilities are recorded at fair value on the balance sheet. The fair value of long-term debt, which has a carrying value of $3,664.0 million and $3,908.8 million, is $3,434.9 million and $3,704.6 million at October 1, 2022 and July 2, 2022, respectively, and is determined by reviewing current market pricing related to comparable debt issued at the time of the balance sheet date, and is considered a Level 2 measurement.

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

The Company’s effective tax rate was 26.3% for the three months ended October 1, 2022 and 14.7% for the three months ended October 2, 2021. The effective tax rate varies from the 21% statutory rate primarily due to state taxes, federal credits, and other permanent items. The excess tax benefit of exercised and vested stock awards is treated as a discrete item. The effective tax rate for the three months ended October 1, 2022, differed from the prior year period primarily due to the decrease in deductible discrete items related to stock-based compensation, partially offset by a decrease in other taxable discrete items as a percentage of book income.

As of October 1, 2022 and July 2, 2022, the Company had net deferred tax assets of $219.4 million and $204.9 million, respectively, and deferred tax liabilities of $631.5 million and $629.2 million, respectively. As of both October 1, 2022 and July 2, 2022, the Company had established a valuation allowance of $2.6 million, net of federal benefit, against deferred tax assets related to certain net operating losses which are not likely to be realized due to limitations on utilization. There was no change in the valuation allowance as of October 1, 2022. The Company believes that it is more likely than not that the remaining deferred tax assets will be realized.

10.
Commitments and Contingencies

Purchase Obligations

The Company had outstanding contracts and purchase orders of $148.5 million related to capital projects and services including purchases of compressed natural gas for its trucking fleet at October 1, 2022. Amounts due under these contracts were not included on the Company’s consolidated balance sheet as of October 1, 2022.

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

The court has also selected the first round of bellwether cases. Bellwether trials are test cases generally intended to try a contested issue common to several plaintiffs in mass tort litigation. The results of these proceedings are used to shape the litigation process for the remaining cases and to aid the parties in assessing potential settlement values of the remaining claims. Here, the court authorized a pool of 24 bellwether plaintiffs, with plaintiffs selecting six cases, the combined defendants selecting six cases, and the court selecting 12 cases at random. The court and the parties have completed the initial bellwether selection process, and the first of these four bellwether trials was set for November 2022, after having been postponed. The remaining three trials initially set for 2022 have been delayed until 2023. Eby-Brown and Core-Mark have been dismissed from each of the bellwether cases and will not be parties or participants to those trials. The Distributor Defendants and the retailers do, however, remain named defendants in various SFCs that were not selected as bellwether trial plaintiffs. The litigation of those claims is not scheduled to occur until after the bellwether trials conclude. The second round of bellwether cases are currently scheduled to begin in September 2023. In the meantime, discovery related to the claims in the Master Complaint continues as to the Distributor Defendants.

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

On September 10, 2021, Michael Lumpkins filed a parallel lawsuit in Illinois state court against several entities, including JUUL, e-liquid manufacturers, various retailers, and various distributors, including Eby-Brown and Core-Mark, alleging similar claims to the claims at issue in the MDL (the “Illinois Litigation”). Because there is no federal jurisdiction for this case, it will proceed in Illinois state court. Plaintiff alleges as damages that his use of JUUL products caused a brain injury that was later exacerbated by medical negligence. The court has entered a case management schedule, with a trial tentatively scheduled to take place in the first calendar quarter of 2024. Eby-Brown has filed a substantive motion to dismiss. The parties are engaged in discovery. The defense and indemnity of Eby-Brown and Core-Mark for the Illinois Litigation is covered by the Distribution Agreement and the Defense Agreement.

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

11.
Related-Party Transactions

The Company participates in, and has an equity method investment in, a purchasing alliance that was formed to obtain better pricing, to expand product options, to reduce internal costs, and to achieve greater inventory turnover. The Company’s investment in the purchasing alliance was $10.0 million as of October 1, 2022 and $8.7 million as of July 2, 2022. For the three-month periods ended October 1, 2022 and October 2, 2021, the Company recorded purchases of $498.5 million and $465.7 million, respectively, through the purchasing alliance.

12.
Earnings Per Common Share

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is calculated using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. The Company’s potential common shares include outstanding stock-based compensation awards and expected issuable shares under the employee stock purchase plan. In computing diluted earnings per common share, the average closing stock price for the period is used in determining the number of shares assumed to be purchased with the assumed proceeds under the treasury stock method. Potential common shares of 0.2 million and 0.3 million for the three months ended October 1, 2022 and October 2, 2021, respectively, were not included in computing diluted earnings per common share because the effect would have been antidilutive.

A reconciliation of the numerators and denominators for the basic and diluted earnings per common share computations is as follows:

(In millions, except per share amounts)	Three Months Ended October 1, 2022	Three Months Ended October 2, 2021
Numerator:
Net income	$95.7	$4.7
Denominator:
Weighted-average common shares outstanding	153.8	139.7
Dilutive effect of potential common shares	1.8	1.5
Weighted-average dilutive common shares outstanding	155.6	141.2
Basic earnings per common share	$0.62	$0.03
Diluted earnings per common share	$0.62	$0.03

13. Segment Information

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

The Foodservice segment distributes a broad line of national brands, customer brands, and our proprietary-branded food and food-related products, or “Performance Brands.” Foodservice sells to independent and multi-unit “Chain” restaurants and other institutions such as schools, healthcare facilities, business and industry locations, and retail establishments. Our Chain customers are multi-unit restaurants with five or more locations and include some of the most recognizable family and casual dining restaurant chains. Our Vistar segment specializes in distributing candy, snacks, beverages, and other items nationally to vending, office coffee service, theater, retail, hospitality, and other channels. Our Convenience segment distributes candy, snacks, beverages, cigarettes, other tobacco products, food and foodservice products, and other items to convenience stores across North America. Intersegment sales represent sales between the segments, which are eliminated in consolidation.

Management evaluates the performance of each operating segment based on various operating and financial metrics, including total sales and Adjusted EBITDA. In the first quarter of fiscal 2023, the Company changed its measure of segment profit to Adjusted EBITDA as this is the metric reported to the CODM for purposes of reviewing operating results and making decisions about allocating resources. In addition, targets based on Adjusted EBITDA are among the measures used to evaluate management’s performance for purposes of determining their compensation under the Company’s incentive plans. Adjusted EBITDA excludes depreciation, amortization, and certain items that we do not consider part of our segments' core operating results, such as stock-based compensation expense, changes in the LIFO reserve, acquisition, integration and reorganization expenses, and gains and losses related to fuel derivatives.

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

The presentation and amounts for the three months ended October 2, 2021 have been restated to reflect the segment changes and the changes to the measure of segment profit to Adjusted EBITDA as described above.

(In millions)	Foodservice	Vistar	Convenience	Corporate & All Other	Eliminations	Consolidated
For the three months ended October 1, 2022
Net external sales	$7,324.0	$1,089.3	$6,286.9	$19.1	$—	$14,719.3
Inter-segment sales	6.0	0.8	—	133.2	(140.0)	—
Total sales	7,330.0	1,090.1	6,286.9	152.3	(140.0)	14,719.3
Depreciation and amortization	66.0	10.7	36.8	5.7	—	119.2
Capital expenditures	28.3	2.9	7.6	1.3	—	40.1
For the three months ended October 2, 2021
Net external sales	$6,357.7	$846.0	$3,171.2	$11.4	$—	$10,386.3
Inter-segment sales	4.3	0.5	—	109.2	(114.0)	—
Total sales	6,362.0	846.5	3,171.2	120.6	(114.0)	10,386.3
Depreciation and amortization	64.3	13.1	15.0	6.3	—	98.7
Capital expenditures	16.3	2.1	2.9	3.1	—	24.4

Adjusted EBITDA for each reportable segment and Corporate & All Other is presented below along with a reconciliation to consolidated income before taxes.

	Three Months Ended
	October 1, 2022	October 2, 2021
Foodservice Adjusted EBITDA	$236.1	$170.1
Vistar Adjusted EBITDA	74.4	30.2
Convenience Adjusted EBITDA	105.6	31.4
Corporate & All Other Adjusted EBITDA	(61.4)	(48.0)
Depreciation and amortization	(119.2)	(98.7)
Interest expense	(50.4)	(44.0)
Change in LIFO reserve	(26.8)	11.3
Stock-based compensation expense	(11.5)	(10.0)
(Loss) gain on fuel derivatives	(9.8)	1.3
Acquisition, integration & reorganization expenses	(3.0)	(32.8)
Other adjustments(1)	(4.1)	(5.3)
Income before taxes	$129.9	$5.5

(1) Other adjustments include asset impairments, gains and losses on disposal of fixed assets, amounts related to favorable and unfavorable leases, foreign currency transaction gains and losses, and franchise tax expense.

Total assets by reportable segment, excluding intercompany receivables between segments, are as follows:

(In millions)	As of October 1, 2022	As of July 2, 2022
Foodservice	$6,437.2	$6,455.3
Vistar	1,214.7	1,133.7
Convenience	4,186.4	4,411.6
Corporate & All Other	330.3	377.4
Total assets	$12,168.6	$12,378.0

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

Our Company

We market and distribute food and food-related products to customers across North America from our over 150 locations to over 300,000 customer locations in the “food-away-from-home” industry. We offer our customers a broad assortment of products including our proprietary-branded products, nationally branded products, and products bearing our customers’ brands. Our product assortment ranges from “center-of-the-plate” items (such as beef, pork, poultry, and seafood), frozen foods, and groceries to candy, snacks, and beverages. We also sell disposables, cleaning and kitchen supplies, and related products used by our customers, as well as cigarettes and other tobacco products. In addition to the products we offer to our customers, we provide value-added services by allowing our customers to benefit from our industry knowledge, scale, and expertise in the areas of product selection and procurement, menu development, and operational strategy.

In the second quarter of fiscal 2022, the Company changed its operating segments to reflect the manner in which the business is managed. Based on the Company’s organization structure and how the Company’s management reviews operating results and makes decisions about resource allocation, the Company now has three reportable segments: Foodservice, Vistar, and Convenience. Our Foodservice segment distributes a broad line of national brands, customer brands, and our proprietary-branded food and food-related products, or “Performance Brands.” Foodservice sells to independent and multi-unit “Chain” restaurants and other institutions such as schools, healthcare facilities, business and industry locations, and retail establishments. Our Chain customers are multi-unit restaurants with five or more locations and include some of the most recognizable family and casual dining restaurant chains. Our Vistar segment specializes in distributing candy, snacks, beverages, and other items nationally to vending, office coffee service, theater, retail, hospitality, and other channels. Our Convenience channel distributes candy, snacks, beverages, cigarettes, other tobacco products, food and foodservice products and other items to convenience stores across North America. We believe that there are substantial synergies across our segments. Cross-segment synergies include procurement, operational best practices such as the use of new productivity technologies, and supply chain and network optimization, as well as shared corporate functions such as accounting, treasury, tax, legal, information systems, and human resources.

On September 1, 2021, Performance Food Group Company completed the acquisition of Core-Mark. Refer to Note 5. Business Combinations for additional details regarding the acquisition of Core-Mark.

Key Factors Affecting Our Business

Our business, our industry and the U.S. economy are influenced by a number of general macroeconomic factors, including, but not limited to, changes in the rate of inflation and fuel prices, interest rates, and the ongoing COVID-19 pandemic and related supply chain disruptions and labor shortages. We continue to actively monitor the impacts of the evolving macroeconomic and geopolitical landscape on all aspects of our business. The Company and our industry may face challenges related to product supply, increased product and logistics costs, access to labor supply, lower disposable incomes due to inflationary pressures and macroeconomic conditions, and the emergence of COVID-19 variants. The extent to which these challenges will affect our future financial position, liquidity, and results of operations remains uncertain.

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

Adjusted EBITDA

Management measures operating performance based on our Adjusted EBITDA, defined as net income before interest expense, interest income, income and franchise taxes, and depreciation and amortization, further adjusted to exclude certain items that we do not consider part of our core operating results. Such adjustments include certain unusual, non-cash, non-recurring, cost reduction, and other adjustment items permitted in calculating covenant compliance under our ABL Facility and indentures (other than certain pro forma adjustments permitted under our ABL Facility and indentures governing the Notes due 2025, Notes due 2027, and Notes due 2029 relating to the Adjusted EBITDA contribution of acquired entities or businesses prior to the acquisition date). Under our ABL Facility and indentures, our ability to engage in certain activities such as incurring certain additional indebtedness, making certain investments, and making restricted payments is tied to ratios based on Adjusted EBITDA (as defined in the ABL Facility and indentures). Our definition of Adjusted EBITDA may not be the same as similarly titled measures used by other companies.

Adjusted EBITDA is not defined under GAAP, is not a measure of operating income, operating performance, or liquidity presented in accordance with GAAP, and is subject to important limitations. We use this measure to evaluate the performance of our business on a consistent basis over time and for business planning purposes. In addition, targets based on Adjusted EBITDA are among the measures we use to evaluate our management’s performance for purposes of determining their compensation under our incentive plans. We believe that the presentation of Adjusted EBITDA is useful to investors because it is frequently used by securities analysts, investors, and other interested parties, including our lenders under the ABL Facility and holders of our Notes due 2025, Notes due 2027, and Notes due 2029 in their evaluation of the operating performance of companies in industries similar to ours.

Adjusted EBITDA has important limitations as an analytical tool and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. For example, Adjusted EBITDA:

•
excludes certain tax payments that may represent a reduction in cash available to us;
•
does not reflect any cash capital expenditure requirements for the assets being depreciated and amortized that may have to be replaced in the future;

•
does not reflect changes in, or cash requirements for, our working capital needs; and
•
does not reflect the significant interest expense, or the cash requirements, necessary to service our debt.

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

We have included the calculation of Adjusted EBITDA for the periods presented.

Results of Operations and Adjusted EBITDA

The following table sets forth a summary of our results of operations and Adjusted EBITDA for the periods indicated (in millions, except per share data):

	Three Months Ended
	October 1, 2022	October 2, 2021	Change	%
Net sales	$14,719.3	$10,386.3	$4,333.0	41.7
Cost of goods sold	13,144.2	9,244.0	3,900.2	42.2
Gross profit	1,575.1	1,142.3	432.8	37.9
Operating expenses	1,383.9	1,094.1	289.8	26.5
Operating profit	191.2	48.2	143.0	296.7
Other expense, net
Interest expense	50.4	44.0	6.4	14.5
Other, net	10.9	(1.3)	12.2	938.5
Other expense, net	61.3	42.7	18.6	43.6
Income before income taxes	129.9	5.5	124.4	2,261.8
Income tax expense	34.2	0.8	33.4	4,175.0
Net income	$95.7	$4.7	$91.0	1,936.2
Adjusted EBITDA	$354.7	$183.7	$171.0	93.1
Weighted-average common shares outstanding:
Basic	153.8	139.7	14.1	10.1
Diluted	155.6	141.2	14.4	10.2
Earnings per common share:
Basic	$0.62	$0.03	$0.59	1,966.7
Diluted	$0.62	$0.03	$0.59	1,966.7

We believe that the most directly comparable GAAP measure to Adjusted EBITDA is net income. The following table reconciles Adjusted EBITDA to net income for the periods presented:

	Three Months Ended
	October 1, 2022	October 2, 2021
	(In millions)
Net income	$95.7	$4.7
Interest expense	50.4	44.0
Income tax expense	34.2	0.8
Depreciation	76.1	57.0
Amortization of intangible assets	43.1	41.7
Change in LIFO reserve (1)	26.8	(11.3)
Stock-based compensation expense	11.5	10.0
Loss (gain) on fuel derivatives	9.8	(1.3)
Acquisition, integration & reorganization expenses (2)	3.0	32.8
Other adjustments (3)	4.1	5.3
Adjusted EBITDA	$354.7	$183.7

(1)
Includes a decrease in the LIFO reserve of $4.0 million for Foodservice and an increase of $30.8 million for Convenience for the first quarter of fiscal 2023 compared to an increase of $5.7 million for Foodservice and a decrease of $17.0 million for Convenience for the first quarter of fiscal 2022.
(2)
Includes professional fees and other costs related to completed and abandoned acquisitions, costs of integrating certain of our facilities, and facility closing costs.
(3)
Includes asset impairments, gains and losses on disposal of fixed assets, amounts related to favorable and unfavorable leases, foreign currency transaction gains and losses, franchise tax expense, and other adjustments permitted by our ABL Facility.

Consolidated Results of Operations

Three months ended October 1, 2022 compared to the three months ended October 2, 2021

Net Sales

Net sales growth is a function of acquisitions, case growth, pricing (which is primarily based on product inflation/deflation), and a changing mix of customers, channels, and product categories sold. Net sales increased $4.3 billion, or 41.7%, for the first three months of fiscal 2023 compared to the first three months of fiscal 2022.

The increase in net sales was primarily attributable to the acquisition of Core-Mark on September 1, 2021, which contributed $4.7 billion of net sales for the first quarter of fiscal 2023, compared to $1.6 billion of net sales for the first quarter of fiscal 2022. The increase in net sales was also driven by an increase in selling price per case as a result of inflation. Overall product cost inflation was approximately 12.3% for the first three months of fiscal 2023. Total case volume increased 16.3% in the first three months of fiscal 2023 compared to the same period of fiscal 2022, including 6.9% independent case growth. Total organic case volume was flat in the first three months of fiscal 2023 compared to the prior year period. Total organic case volume benefited from a 4.6% increase in organic independent cases, growth in Performance Brands cases, and broad-based growth across Vistar's channels, offset by declines in our Foodservice Chain business.

Gross Profit

Gross profit increased $432.8 million, or 37.9%, for the first three months of fiscal 2023 compared to the first three months of fiscal 2022. The increase in gross profit was primarily driven by the acquisition of Core-Mark, partially offset by an increase in the LIFO reserve. The Core-Mark acquisition contributed gross profit of $310.2 million in the first quarter of fiscal 2023 compared to gross profit of $89.1 million in the first quarter of fiscal 2022. Also, gross profit increased due to an increase in the gross profit per case driven by procurement related gains and growth in the independent channel. Independent customers typically receive more services from us, cost more to serve, and pay a higher gross profit per case than other customers.

Operating Expenses

Operating expenses increased $289.8 million, or 26.5%, for the first three months of fiscal 2023 compared to the first three months of fiscal 2022 . The increase in operating expenses for the first three months of fiscal 2023 was primarily driven by the acquisition of Core-Mark. Core-Mark contributed $249.9 million of operating expenses in the first quarter of fiscal 2023 compared to $78.4 million in the first quarter of fiscal 2022. Operating expenses also increased as a result of a $41.8 million increase in personnel expenses primarily related to wages, commissions, and benefits, a $28.4 million increase in fuel expense primarily due to higher fuel prices in the first three months of fiscal 2023 as compared to the prior year period, and a $4.9 million increase in insurance expense, partially offset by a decrease in professional fees of $17.1 million.

Depreciation and amortization of intangible assets increased from $98.7 million for the first three months of fiscal 2022 to $119.2 million in the first three months of fiscal 2023. Depreciation of fixed assets and amortization of intangible assets increased as a result of the Core-Mark acquisition and another recent acquisition.

Net Income

Net income increased $91.0 million for the first three months of fiscal 2023 compared to the first three months of fiscal 2022. The increase in net income was primarily attributable to the increase in operating profit, partially offset by an increase in income tax expense, interest expense and other expense, net. The increase in interest expense was primarily the result of an increase in average borrowings outstanding during the first three months fiscal 2023 compared to the prior year period. The increase in other expense, net primarily relates to unrealized mark-to-market losses for fuel hedging instruments.

The Company reported income tax expense of $34.2 million for the first three months of fiscal 2023 compared to income tax expense of $0.8 million for the first three months of fiscal 2022. Our effective tax rate for the first three months of fiscal 2023 was 26.3% compared to 14.7% for the first three months of fiscal 2022. The effective tax rate for period ended October 1, 2022 differed from the prior year period due to a decrease in deductible discrete items related to stock-based compensation, partially offset by a decrease in other taxable discrete items as a percentage of book income.

Segment Results

In the second quarter of fiscal 2022, the Company changed its operating segments to reflect the manner in which the business is managed. Based on the Company’s organization structure and how the Company’s management reviews operating results and makes decisions about resource allocation, the Company now has three reportable segments: Foodservice, Vistar, and Convenience. Management evaluates the performance of these segments based on various operating and financial metrics, including their respective sales growth and Adjusted EBITDA. In the first quarter of fiscal 2023, the Company changed its measure of segment profit to Adjusted EBITDA as this is the metric reported to management for purposes of reviewing operating results and making decisions about allocating resources. Adjusted EBITDA excludes depreciation, amortization, and certain items that we do not consider part of our segments' core operating results, such as stock-based compensation expense, changes in the LIFO reserve, acquisition, integration and reorganization expenses, and gains and losses related to fuel derivatives, see Note 13. Segment Information within Part I, Item 1. Financial Statements.

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

The presentation and amounts for the three months ended October 2, 2021 have been restated to reflect the segment changes and the change to the measure of segment profit to Adjusted EBITDA as described above.

The following tables set forth net sales and Adjusted EBITDA by segment for the periods indicated (dollars in millions):

Net Sales

	Three Months Ended
	October 1, 2022	October 2, 2021	Change	%
Foodservice	$7,330.0	$6,362.0	$968.0	15.2
Vistar	1,090.1	846.5	243.6	28.8
Convenience	6,286.9	3,171.2	3,115.7	98.2
Corporate & All Other	152.3	120.6	31.7	26.3
Intersegment Eliminations	(140.0)	(114.0)	(26.0)	(22.8)
Total net sales	$14,719.3	$10,386.3	$4,333.0	41.7

Adjusted EBITDA

	Three Months Ended
	October 1, 2022	October 2, 2021	Change	%
Foodservice	$236.1	$170.1	$66.0	38.8
Vistar	74.4	$30.2	44.2	146.4
Convenience	105.6	$31.4	74.2	236.3
Corporate & All Other	(61.4)	$(48.0)	(13.4)	(27.9)
Total Adjusted EBITDA	$354.7	$183.7	$171.0	93.1

Segment Results—Foodservice

Three months ended October 1, 2022, compared to the three months ended October 2, 2021

Net Sales

Net sales for Foodservice increased $968.0 million, or 15.2%, from the first three months of fiscal 2022 to the first three months of fiscal 2023. This increase in net sales was driven by an increase in selling price per case as a result of inflation and a recent acquisition. Overall product cost inflation was approximately 13.6% for the first three months of fiscal 2023, which was driven primarily by price increases for disposable items and cheese. Securing new and expanding business with independent customers resulted in organic independent case growth of approximately 4.6% in the first three months of fiscal 2023, compared to the prior year period. For the quarter, independent sales as a percentage of total Foodservice segment sales were 39.8%.

Adjusted EBITDA

Adjusted EBITDA for Foodservice increased $66.0 million, or 38.8%, from the first three months of fiscal 2022 to the first three months of fiscal 2023. This increase was the result of an increase in gross profit, partially offset by an increase in operating expenses. Gross profit, excluding the change in the LIFO reserve, increased $148.2 million, or 18.1%, in the first three months of fiscal 2023, compared to the prior year period, driven by a favorable shift in the mix of cases sold to independent customers, including more Performance Brands products sold to our independent customers. Cases sold to independent businesses result in higher gross margins within this segment.

Operating expenses impacting Foodservice's Adjusted EBITDA increased $82.2 million, or 12.7%, from the first three months of fiscal 2022 to the first three months of fiscal 2023. Operating expenses increased as a result of a recent acquisition, a $24.6 million increase in personnel expenses primarily related to commissions and benefits, an increase in fuel expense of $18.3 million primarily as a result of an increase in fuel prices, an increase of $3.6 million in reserves for expected credit losses, including reserves established for customers impacted by a recent hurricane, and a $2.3 million increase in insurance expense compared to the prior year period.

Depreciation and amortization of intangible assets recorded in this segment increased from $64.3 million in the first three months of fiscal 2022 to $66.0 million in the first three months of fiscal 2023. Depreciation of fixed assets and amortization of intangible assets increased during the first three months of fiscal 2023 as a result of a recent acquisition, partially offset by fully amortized intangible assets.

Segment Results—Vistar

Three months ended October 1, 2022, compared to the three months ended October 2, 2021

Net Sales

Net sales for Vistar increased $243.6 million, or 28.8%, from the first three months of fiscal 2022 to the first three months of fiscal 2023. The increase in net sales was driven primarily by an increase in selling price per case as a result of inflation, as well as case volume growth in the vending, theater, office coffee service, office supply, hospitality, and travel channels in the first three months of fiscal 2023 compared to the prior year period.

Adjusted EBITDA

Adjusted EBITDA for Vistar increased $44.2 million, or 146.4%, from the first three months of fiscal 2022 to the first three months of fiscal 2023. The increase was the result of an increase in gross profit, partially offset by an increase in operating expenses. Gross profit increased $56.2 million, or 42.2%, for the first three months of fiscal 2023 compared to the prior year period driven by procurement related gains and growth in cases sold.

Operating expenses impacting Vistar's Adjusted EBITDA increased $11.9 million, or 11.6%, for the first three months of fiscal 2023 compared to the prior year period. Operating expenses increased primarily as a result of increased case volume described above, and the resulting impact on variable operational and selling expenses. Operating expenses also increased as a result of increases of $5.1 million in personnel expenses and $1.8 million in fuel expense compared to the prior year period.

Depreciation and amortization of intangible assets recorded in this segment decreased from $13.1 million in the first three months of fiscal 2022 to $10.7 million in the first three months of fiscal 2023 due to fully amortized intangible assets.

Segment Results—Convenience

Three months ended October 1, 2022, compared to the three months ended October 2, 2021

Net Sales

Net sales for Convenience increased $3.1 billion, or 98.2%, from the first three months of fiscal 2022 to the first three months of fiscal 2023. Net sales related to cigarettes for the first three months of fiscal 2023 was $3.9 billion, which includes $1.1 billion of excise taxes, compared to net sales of cigarettes of $2.1 billion, which includes $586.0 million of excise taxes, for the first three months of fiscal 2022.

The increase in net sales for Convenience was driven primarily by the acquisition of Core-Mark. Core-Mark contributed $4.7 billion of net sales, which includes $780.2 million related to excise taxes for the first quarter of fiscal 2023 compared to $1.6 billion of net sales, which includes $283.1 million related to excise taxes for the first quarter of fiscal 2022.

Adjusted EBITDA

Adjusted EBITDA for Convenience increased $74.2 million, or 236.3%, from the first three months of fiscal 2022 to the first three months of fiscal 2023. This increase was a result of an increase in gross profit, partially offset by an increase in operating expenses driven by the acquisition of Core-Mark. Gross profit contributing to Convenience's Adjusted EBITDA increased $254.3 million, or 142.1%, for the first three months of fiscal 2023 compared to the prior year period. Core-Mark contributed gross profit of $336.0 million to Adjusted EBITDA in the first quarter of fiscal 2023 compared to gross profit of $97.9 million in the first quarter of fiscal 2022. Additionally, Adjusted EBITDA benefited from an increase in procurement gains in the first three months of fiscal 2023 compared to the prior year period. Gross profit contributing to Convenience's Adjusted EBITDA as a percentage of net sales increased from 5.6% for the first three months of fiscal 2022 to 6.9% the first three months of fiscal 2023 primarily as a result of the Core-Mark acquisition.

Operating expenses impacting Convenience's Adjusted EBITDA increased $180.3 million, or 122.1%, for the first three months of fiscal 2023 compared to the prior year period. Operating expenses increased primarily as a result of the acquisition of Core-Mark, which contributed $243.0 million of operating expenses in the first quarter of fiscal 2023 compared to $77.3 million of operating expenses in the first quarter of fiscal 2022. Additionally, there was an $8.8 million increase in personnel expenses and a $1.9 million increase in fuel expense for the first three months of fiscal 2023 as compared to the prior year period.

Depreciation and amortization of intangible assets recorded in this segment increased from $15.0 million in the first three months of fiscal 2022 to $36.8 million in the first three months of fiscal 2023 primarily as a result of the Core-Mark acquisition.

Segment Results—Corporate & All Other

Three months ended October 1, 2022, compared to the three months ended October 2, 2021

Net Sales

Net sales for Corporate & All Other increased $31.7 million from the first three months of fiscal 2022 to the first three months of fiscal 2023. The increase was primarily attributable to an increase in services provided to our other segments.

Adjusted EBITDA

Adjusted EBITDA for Corporate & All Other was a negative $61.4 million for the first three months of fiscal 2023 compared to a negative $48.0 million for the first three months of fiscal 2022. The decline in Adjusted EBITDA was primarily driven by a $4.5 million increase in professional fees related to consulting, audit and information technology services and maintenance, a $2.5 million increase in personnel expenses, and a $1.9 million increase in insurance expense for the first three months of fiscal 2023, as compared to the prior year period.

Depreciation and amortization of intangible assets recorded in this segment decreased from $6.3 million in the first three months of fiscal 2022 to $5.7 million in the first three months of fiscal 2023.

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

Our cash requirements over the next 12 months and beyond relate to our long-term debt and associated interest payments, operating and finance leases, and purchase obligations. For information regarding the Company’s expected cash requirements related to long-term debt and operating and finance leases, see Note 6. Debt and Note 7. Leases, respectively, of the consolidated financial statements in this Form 10-Q. As of October 1, 2022, the Company had total purchase obligations of $148.5 million, which includes agreements for purchases related to capital projects and services in the normal course of business, for which all significant terms have been confirmed, as well as a minimum amount due for various Company meetings and conferences. Purchase obligations also include amounts committed to various capital projects in process or scheduled to be completed in the coming fiscal years. As of October 1, 2022, the Company had commitments of $84.2 million for capital projects related to warehouse expansion and improvements and warehouse equipment. The Company anticipates using cash flows from operations or borrowings under the ABL Facility to fulfill these commitments. Amounts due under these agreements were not included in the Company’s consolidated balance sheet as of October 1, 2022.

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

As of October 1, 2022, our cash balance totaled $17.7 million, including restricted cash of $7.1 million, as compared to a cash balance totaling $18.7 million, including restricted cash of $7.1 million, as of July 2, 2022.

Three months ended October 1, 2022 compared to the three months ended October 2, 2021

Operating Activities

During the first three months of fiscal 2023 and fiscal 2022, our operating activities provided cash flow of $315.9 million and $31.8 million, respectively. The increase in cash flow provided by operating activities in the first three months of fiscal 2023 compared to the first three months of fiscal 2022 was largely driven by higher operating income and improvements in working capital.

Investing Activities

Cash used in investing activities totaled $39.7 million in the first three months of fiscal 2023 compared to $1,406.6 million in the first three months of fiscal 2022. These investments consisted of capital purchases of property, plant, and equipment of $40.1 million and $24.4 million for the first three months of fiscal 2023 and the first three months of fiscal 2022, respectively. In the first three months of fiscal 2022, the Company paid cash of $1,382.6 million for the acquisition of Core-Mark. For the first three months of fiscal 2023, purchases of property, plant, and equipment primarily consisted of outlays for warehouse expansion and improvements, warehouse equipment, information technology, and transportation equipment. The following table presents the capital purchases of property, plant, and equipment by segment. Capital expenditures for the three months ended October 2, 2021 have been restated to reflect the segment changes discussed above.

	Three Months Ended
(Dollars in millions)	October 1, 2022	October 2, 2021
Foodservice	$28.3	$16.3
Vistar	2.9	2.1
Convenience	7.6	2.9
Corporate & All Other	1.3	3.1
Total capital purchases of property, plant and equipment	$40.1	$24.4

Financing Activities

During the first three months of fiscal 2023, our financing activities used cash flow of $277.2 million, which consisted primarily of $246.2 million in net payments under our ABL Facility.

During the first three months of fiscal 2022, our financing activities provided cash flow of $1,394.8 million, which consisted primarily of $1.0 billion in cash received from the issuance and sale of the Notes due 2029 and $786.9 million in net borrowings under our ABL Facility, partially offset by $350.0 million in cash used for the repayment of the $350.0 million aggregate principal amount of the 5.500% Senior Notes due 2024 ("Notes due 2024").

The following describes our financing arrangements as of October 1, 2022:

Credit Agreement: PFGC, a wholly-owned subsidiary of the Company, and Performance Food Group, Inc., a wholly-owned subsidiary of PFGC, are parties to the ABL Facility. The ABL Facility has an aggregate principal amount of $4.0 billion under the revolving loan facility, is scheduled to mature on September 17, 2026, and includes an alternative reference rate, which provides mechanisms for the use of the Secured Overnight Financing Rate as a replacement rate upon a LIBOR cessation event.

Performance Food Group, Inc. is the lead borrower under the ABL Facility, which is jointly and severally guaranteed by, and secured by the majority of the assets of, PFGC and all material domestic direct and indirect wholly-owned subsidiaries of PFGC (other than captive insurance subsidiaries and other excluded subsidiaries). Availability for loans and letters of credit under the ABL Facility is governed by a borrowing base, determined by the application of specified advance rates against eligible assets, including trade accounts receivable, inventory, owned real properties, and owned transportation equipment. The borrowing base is reduced quarterly by a cumulative fraction of the real properties and transportation equipment values. Advances on accounts receivable and inventory are subject to change based on periodic commercial finance examinations and appraisals, and the real property and transportation equipment values included in the borrowing base are subject to change based on periodic appraisals. Audits and appraisals are conducted at the direction of the administrative agent for the benefit and on behalf of all lenders.

Borrowings under the ABL Facility bear interest, at Performance Food Group, Inc.’s option, at (a) the Base Rate (defined as the greater of (i) the Federal Funds Rate in effect on such date plus 0.5%, (ii) the Prime Rate on such day, or (iii) one month LIBOR plus 1.0%) plus a spread, or (b) LIBOR plus a spread. The ABL Facility also provides for an unused commitment fee rate of 0.25% per annum.

The following table summarizes outstanding borrowings, availability, and the average interest rate under the Company's ABL Facility:

(Dollars in millions)	As of October 1, 2022	As of July 2, 2022
Aggregate borrowings	$1,362.2	$1,608.4
Letters of credit	188.1	190.5
Excess availability, net of lenders’ reserves of $98.4 and $104.4	2,449.7	2,201.1
Average interest rate	4.76%	2.89%

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

Senior Notes due 2025: On April 24, 2020, Performance Food Group, Inc. issued and sold $275.0 million aggregate principal amount of its 6.875% Senior Notes due 2025 (the "Notes due 2025"), pursuant to an indenture dated as of April 24, 2020. The Notes due 2025 are jointly and severally guaranteed on a senior unsecured basis by PFGC and all domestic direct and indirect wholly-owned subsidiaries of PFGC (other than captive insurance subsidiaries and other excluded subsidiaries). The Notes due 2025 are not guaranteed by Performance Food Group Company.

The proceeds from the Notes due 2025 were used for working capital and general corporate purposes and to pay the fees, expenses, and other transaction costs incurred in connection with the Notes due 2025.

The Notes due 2025 were issued at 100.0% of their par value. The Notes due 2025 mature on May 1, 2025 and bear interest at a rate of 6.875% per year, payable semi-annually in arrears.

Upon the occurrence of a change of control triggering event or upon the sale of certain assets in which Performance Food Group, Inc. does not apply the proceeds as required, the holders of the Notes due 2025 will have the right to require Performance Food Group, Inc. to repurchase each holder’s Notes due 2025 at a price equal to 101% (in the case of a change of control triggering event) or 100% (in the case of an asset sale) of their principal amount, plus accrued and unpaid interest. Performance Food Group, Inc. may redeem all or a part of the Notes due 2025 beginning May 1, 2022 at a redemption price equal to 103.438% of the principal amount redeemed, plus accrued and unpaid interest. The redemption price decreases to 101.719% and 100% of the principal amount redeemed on May 1, 2023, and May 1, 2024, respectively.

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

Senior Notes due 2027: On September 27, 2019, PFG Escrow Corporation (which merged with and into Performance Food Group, Inc.) issued and sold $1,060.0 million aggregate principal amount of its 5.500% Senior Notes due 2027 ("the "Notes due 2027"). The Notes due 2027 are jointly and severally guaranteed on a senior unsecured basis by PFGC and all domestic direct and indirect wholly-owned subsidiaries of PFGC (other than captive insurance subsidiaries and other excluded subsidiaries). The Notes due 2027 are not guaranteed by Performance Food Group Company.

The proceeds from the Notes due 2027 along with an offering of shares of the Company’s common stock and borrowings under a prior credit agreement, were used to fund the cash consideration for the acquisition of Reinhart Foodservice, L.L.C and to pay related fees and expenses.

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

As of October 1, 2022, the Company was in compliance with all of the covenants under the ABL Facility and the indentures governing the Notes due 2025, the Notes due 2027 and the Notes due 2029.

Total Assets by Segment

Total assets by segment discussed below exclude intercompany receivables between segments and amounts as of October 2, 2021 have been restated to reflect the changes to our reportable segments that occurred in the second quarter of fiscal 2022.

Total assets for Foodservice increased $613.3 million from $5,823.9 million as of October 2, 2021 to $6,437.2 million as of October 1, 2022. During this time period, this segment increased its inventory, property, plant and equipment, accounts receivable, and goodwill, primarily due to a recent acquisition partially offset by decreases in intangible assets and operating lease right-of-use assets. Total assets for Foodservice decreased $18.1 million from $6,455.3 million as of July 2, 2022 to $6,437.2 million as of October 1, 2022. During this time period, this segment decreased its intangible assets, accounts receivable, operating lease right-of-use assets, partially offset by an increase in inventory.

Total assets for Vistar increased $179.8 million from $1,034.9 million as of October 2, 2021 to $1,214.7 million as of October 1, 2022. Total assets for Vistar increased $81.0 million from $1,133.7 million as of July 2, 2022 to $1,214.7 million as of October 1, 2022. During both time periods, this segment increased its inventory and accounts receivable, partially offset by a decrease in intangible assets and operating lease right-of-use assets.

Total assets for Convenience decreased $213.5 million from $4,399.9 million as of October 2, 2021 to $4,186.4 million as of October 1, 2022. During this time period, the segment decreased its accounts receivable, intangible assets, and property, plant and equipment, partially offset by an increase in inventory. Total assets for Convenience decreased $225.2 million from $4,411.6 million as of July 2, 2022 to $4,186.4 million as of October 1, 2022. During this time period, the segment decreased its inventory, accounts receivable, intangible assets, and property, plant and equipment.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our market risks consist of interest rate risk and fuel price risk. There have been no material changes to our market risks since July 2, 2022. For a discussion on our exposure to market risk, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risks” in the Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) under the Exchange Act), that occurred during the fiscal quarter ended October 1, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to our principal risks that we believe are material to our business, results of operations, and financial condition from the risk factors previously disclosed in the Form 10-K.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information relating to our purchases of the Company’s common stock during the first quarter of fiscal 2023.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan (in millions)(2)
July 3, 2022—July 30, 2022	—	$-	—	$235.7
July 31, 2022—August 27, 2022	116,557	$52.06	—	$235.7
August 28, 2022—October 1, 2022	62,593	$49.94	—	$235.7
Total	179,150	$51.32	—

(1)
During the first quarter of fiscal 2023, the Company repurchased 179,150 shares of the Company’s common stock via share withholding for payroll tax obligations due from employees in connection with the delivery of shares of the Company’s common stock under our incentive plans.

(2)
On November 13, 2018, the Board of Directors authorized a share repurchase program for up to $250 million of the Company’s outstanding common stock. The share repurchase program does not have an expiration date and may be amended, suspended, discontinued at any time. Repurchases under this program depend upon market place conditions and other factors, including compliance with the covenants under the ABL Facility and the indentures governing the Notes due 2025, Notes due 2027, and Notes due 2029. On March 23, 2020, the Company discontinued further purchases under the plan and, therefore, no shares have been repurchased pursuant to the share repurchase program subsequent to that date. As of October 1, 2022, approximately $235.7 million remained available for additional share repurchases.

Item 3: Defaults Upon Senior Securities

None

Item 4: Mine Safety Disclosures

Not applicable

Item 5: Other Information

None

Item 6: Exhibits

Exhibit No.	Description

10.1+

Consulting Agreement, dated August 9, 2022, between the Company and James D. Hope (incorporated by reference to Exhibit 10.1 to the Company's Current Report on form 8-K filed with the Securities and Exchange Commission on August 11, 2022)

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

* Filed herewith.

+ Identifies exhibits that consist of a management contract or compensatory plan or arrangement.

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

PERFORMANCE FOOD GROUP COMPANY (Registrant)

Dated: November 9, 2022	By:	/s/ James D. Hope
	Name:	James D. Hope
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)