Form 10-Q
period 2022-12-31
Performance Food Group Co
filed 2023-02-08
CIK 1618673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

156,140,363 shares of common stock were outstanding as of February 1, 2023.

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
•
labor relations and cost risks and availability of qualified labor;
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
•
the effects of health epidemics, including the ongoing impact of the global COVID-19 pandemic;
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
•
our ability to raise additional capital on commercially reasonable terms or at all; and
•
risks related to the integration of Core-Mark Holding Company, Inc. (“Core-Mark”)

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

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except per share data)	As of December 31, 2022	As of July 2, 2022
ASSETS
Current assets:
Cash	$6.1	$11.6
Accounts receivable, less allowances of $61.1 and $54.2	2,159.5	2,307.4
Inventories, net	3,344.3	3,428.6
Income taxes receivable	82.3	34.0
Prepaid expenses and other current assets	215.6	240.4
Total current assets	5,807.8	6,022.0
Goodwill	2,304.4	2,279.2
Other intangible assets, net	1,119.7	1,195.6
Property, plant and equipment, net	2,157.3	2,134.5
Operating lease right-of-use assets	666.5	623.4
Other assets	133.9	123.3
Total assets	$12,189.6	$12,378.0
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable and outstanding checks in excess of deposits	2,417.5	2,559.5
Accrued expenses and other current liabilities	786.6	882.6
Finance lease obligations—current installments	88.1	79.9
Operating lease obligations—current installments	103.8	111.0
Total current liabilities	3,396.0	3,633.0
Long-term debt	3,679.5	3,908.8
Deferred income tax liability, net	428.2	424.3
Finance lease obligations, excluding current installments	378.9	366.7
Operating lease obligations, excluding current installments	587.1	530.8
Other long-term liabilities	223.4	214.9
Total liabilities	8,693.1	9,078.5
Commitments and contingencies (Note 10)
Shareholders’ equity:
Common Stock: $0.01 par value per share, 1.0 billion shares authorized, 154.3 million shares issued and outstanding as of December 31, 2022; 153.6 million shares issued and outstanding as of July 2, 2022	1.5	1.5
Additional paid-in capital	2,843.1	2,816.8
Accumulated other comprehensive income, net of tax expense of $5.4 and $3.8	15.3	11.4
Retained earnings	636.6	469.8
Total shareholders’ equity	3,496.5	3,299.5
Total liabilities and shareholders’ equity	$12,189.6	$12,378.0

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per share data)	Three Months Ended December 31, 2022	Three Months Ended January 1, 2022	Six Months Ended December 31, 2022	Six Months Ended January 1, 2022
Net sales	$13,898.9	$12,838.8	$28,618.2	$23,225.1
Cost of goods sold	12,399.3	11,560.0	25,543.5	20,804.0
Gross profit	1,499.6	1,278.8	3,074.7	2,421.1
Operating expenses	1,355.6	1,221.0	2,739.5	2,315.1
Operating profit	144.0	57.8	335.2	106.0
Other expense, net:
Interest expense	55.7	45.2	106.1	89.2
Other, net	(7.9)	1.2	3.0	(0.1)
Other expense, net	47.8	46.4	109.1	89.1
Income before taxes	96.2	11.4	226.1	16.9
Income tax expense	25.1	3.0	59.3	3.8
Net income	$71.1	$8.4	$166.8	$13.1
Weighted-average common shares outstanding:
Basic	154.1	152.9	153.9	146.3
Diluted	156.1	154.3	155.9	147.7
Earnings per common share:
Basic	$0.46	$0.05	$1.08	$0.09
Diluted	$0.46	$0.05	$1.07	$0.09

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

($ in millions)	Three Months Ended December 31, 2022	Three Months Ended January 1, 2022	Six Months Ended December 31, 2022	Six Months Ended January 1, 2022
Net income	$71.1	$8.4	$166.8	$13.1
Other comprehensive income, net of tax:
Interest rate swaps:
Change in fair value, net of tax	1.1	3.3	8.2	3.1
Reclassification adjustment, net of tax	(2.0)	1.4	(2.8)	2.7
Foreign currency translation adjustment, net of tax	0.9	0.4	(1.5)	—
Other comprehensive income	-	5.1	3.9	5.8
Total comprehensive income	$71.1	$13.5	$170.7	$18.9

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Shareholders’
(In millions)	Shares	Amount	Capital	(Loss) Income	Earnings	Equity
Balance as of October 2, 2021	152.8	$1.5	$2,764.6	$(4.6)	$362.0	$3,123.5
Net income	—	—	—	—	8.4	8.4
Interest rate swaps	—	—	—	4.7	—	4.7
Foreign currency translation adjustment	—	—	—	0.4	—	0.4
Issuance of common stock under stock-based compensation plans	0.2	—	(1.9)	—	—	(1.9)
Issuance of common stock under employee stock purchase plan	0.3	—	12.3	—	—	12.3
Stock-based compensation expense	—	—	13.5	—	—	13.5
Balance as of January 1, 2022	153.3	$1.5	$2,788.5	$0.5	$370.4	$3,160.9

Balance as of October 1, 2022	154.0	$1.5	$2,818.4	$15.3	$565.5	$3,400.7
Net income	—	—	—	—	71.1	71.1
Interest rate swaps	—	—	—	(0.9)	—	(0.9)
Foreign currency translation adjustment	—	—	—	0.9	—	0.9
Issuance of common stock under stock-based compensation plans	0.1	—	0.3	—	—	0.3
Issuance of common stock under employee stock purchase plan	0.2	—	14.3	—	—	14.3
Stock-based compensation expense	—	—	10.1	—	—	10.1
Balance as of December 31, 2022	154.3	$1.5	$2,843.1	$15.3	$636.6	$3,496.5

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Shareholders’
(In millions)	Shares	Amount	Capital	(Loss) Income	Earnings	Equity
Balance as of July 3, 2021	132.5	$1.3	$1,752.8	$(5.3)	$357.3	$2,106.1
Net income	—	—	—	—	13.1	13.1
Interest rate swaps	—	—	—	5.8	—	5.8
Issuance of common stock under stock-based compensation plans	0.6	—	(6.8)	—	—	(6.8)
Issuance of common stock under employee stock purchase plan	0.3	—	12.3	—	—	12.3
Conversion of Core-Mark shares of common stock	19.9	0.2	998.6	—	—	998.8
Conversion of Core-Mark stock-based compensation (1)	—	—	9.2	—	—	9.2
Stock-based compensation expense	—	—	22.4	—	—	22.4
Balance as of January 1, 2022	153.3	$1.5	$2,788.5	$0.5	$370.4	$3,160.9

Balance as of July 2, 2022	153.6	1.5	2,816.8	11.4	469.8	3,299.5
Net income	—	—	—	—	166.8	166.8
Interest rate swaps	—	—	—	5.4	—	5.4
Foreign currency translation adjustment	—	—	—	(1.5)	—	(1.5)
Issuance of common stock under stock-based compensation plans	0.5	—	(8.7)	—	—	(8.7)
Issuance of common stock under employee stock purchase plan	0.2	—	14.3	—	—	14.3
Stock-based compensation expense	—	—	20.7	—	—	20.7
Balance as of December 31, 2022	154.3	$1.5	$2,843.1	$15.3	$636.6	$3,496.5

(1) Represents the portion of replacement stock-based compensation awards that relates to pre-combination vesting.

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

($ in millions)	Six Months Ended December 31, 2022	Six Months Ended January 1, 2022
Cash flows from operating activities:
Net income	$166.8	$13.1
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	153.5	127.4
Amortization of intangible assets	90.9	87.8
Amortization of deferred financing costs	5.2	4.7
Provision for losses on accounts receivables	7.2	3.1
Change in LIFO reserve	51.8	34.2
Stock compensation expense	22.9	24.3
Deferred income tax expense (benefit)	1.5	(1.9)
Loss on extinguishment of debt	—	3.2
Change in fair value of derivative assets and liabilities	15.9	3.0
Other non-cash activities	5.1	7.8
Changes in operating assets and liabilities, net
Accounts receivable	147.9	87.1
Inventories	90.1	(256.0)
Income taxes receivable	(51.6)	2.9
Prepaid expenses and other assets	9.3	14.6
Trade accounts payable and outstanding checks in excess of deposits	(202.6)	68.4
Accrued expenses and other liabilities	(89.4)	(69.9)
Net cash provided by operating activities	424.5	153.8
Cash flows from investing activities:
Purchases of property, plant and equipment	(98.1)	(68.5)
Net cash paid for acquisitions	(65.8)	(1,651.1)
Proceeds from sale of property, plant and equipment and other	3.6	0.9
Net cash used in investing activities	(160.3)	(1,718.7)
Cash flows from financing activities:
Net (payments) borrowings under ABL Facility	(232.1)	962.7
Borrowing of Notes due 2029	—	1,000.0
Repayment of Notes due 2024	—	(350.0)
Cash paid for debt issuance, extinguishment and modifications	—	(24.3)
Payments under finance lease obligations	(42.8)	(33.8)
Proceeds from employee stock purchase plan	14.3	12.3
Proceeds from exercise of stock options	0.4	2.4
Cash paid for shares withheld to cover taxes	(9.1)	(9.2)
Other financing activities	(0.3)	(0.7)
Net cash (used in) provided by financing activities	(269.6)	1,559.4
Net decrease in cash and restricted cash	(5.4)	(5.5)
Cash and restricted cash, beginning of period	18.7	22.2
Cash and restricted cash, end of period	$13.3	$16.7

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

(In millions)	As of December 31, 2022	As of July 2, 2022
Cash	$6.1	$11.6
Restricted cash(1)	7.2	7.1
Total cash and restricted cash	$13.3	$18.7

(1)
Restricted cash is reported within Other assets and represents the amounts required by insurers to collateralize a part of the deductibles for the Company’s workers’ compensation and liability claims.

Supplemental disclosures of non-cash transactions are as follows:

(In millions)	Six Months Ended December 31, 2022	Six Months Ended January 1, 2022
Non-cash issuance of Common Stock in exchange for Core-Mark stock	—	1,008.0

Supplemental disclosures of cash flow information are as follows:

(In millions)	Six Months Ended December 31, 2022	Six Months Ended January 1, 2022
Cash paid during the year for:
Interest	$105.0	$64.4
Income tax payments net of refunds	105.1	2.6

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

3.
Recently Issued Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In November 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. The update increases the transparency in financial reporting of government assistance by requiring the disclosure of the types of transactions, an entity’s accounting for the transactions and the effect of those transactions on an entity’s financial statements. This pronouncement is effective for annual periods beginning after December 15, 2021. The Company adopted the new standard at the beginning of fiscal 2023. The amendments in this update have been applied using the prospective approach to all applicable transactions at the date of initial application and as new transactions occur. The Company determined that adoption of this update has not had a material impact on the Company's consolidated financial statements.

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

In September 2022, the FASB issued ASU 2022-04, Liabilities— Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. The update enhances the transparency of supplier finance programs by requiring the disclosure of the effect of those programs on an entity’s working capital, liquidity, and cash flows. The guidance requires disclosure of the key terms of supplier finance programs as well as the obligation amount outstanding as of the end of the period, a description of where the obligation is presented in the balance sheet and a rollforward of the obligations balance during the period, including the amount of obligations confirmed and the amount of obligations paid. This pronouncement is effective for interim and annual periods beginning after December 15, 2022, except for the amendment on rollforward information, which is effective for annual periods beginning after December 15, 2023, with early adoption permitted. The amendments in this update should be applied retrospectively to each period in which a balance sheet is presented, except for the amendment on rollforward information, which should be applied prospectively. The Company has completed a preliminary analysis of this ASU and determined that it is immaterial to the consolidated financial statements.

4.
Revenue Recognition

The Company markets and distributes primarily national and Company-branded food and food-related products to customer locations across the United States and Canada. The Foodservice segment primarily services restaurants and supplies a “broad line” of products to its customers, including the Company’s Performance Brands and custom-cut meats and seafood, as well as products that are specific to each customer’s menu requirements. Vistar specializes in distributing candy, snacks, beverages, and other items nationally to vending, office coffee service, theater, retail, hospitality, and other channels. The Convenience segment distributes candy, snacks, beverages, cigarettes, other tobacco products, food and foodservice related products, and other items to convenience stores across North America. The Company disaggregates revenue by customer type and product offerings and determined that disaggregating revenue at the segment level achieves the disclosure objective to depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. Refer to Note 13. Segment Information for external revenue by reportable segment.

The Company has customer contracts in which incentives are paid upfront to certain customers. These payments have become industry practice and are not related to financing the customer’s business, nor are they associated with any distinct good or service to be received from the customer. These incentive payments are capitalized and amortized over the life of the contract or the expected life of the customer relationship on a straight-line basis. The Company’s contract asset for these incentives totaled $25.4 million and $26.4 million as of December 31, 2022 and July 2, 2022, respectively.

5.
Business Combinations

During the first six months of fiscal 2023, the Company paid cash of $65.8 million for one acquisition. This acquisition did not materially affect the Company's results of operations. During the first six months of fiscal 2022, the Company made two acquisitions in cash and stock transactions totaling $2.7 billion. Included below is the information related to our material acquisition of Core-Mark.

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

The net sales and net loss related to Core-Mark recorded in the Company’s Consolidated Statements of Operations for the three months ended January 1, 2022 were $4.2 billion and $4.9 million, respectively. The net sales and net loss related to Core-Mark recorded in the Company’s Consolidated Statements of Operations from the acquisition date to January 1, 2022 were $5.8 billion and $5.9 million, respectively. The following table summarizes the unaudited pro-forma consolidated financial information of the Company as if the acquisition had occurred on June 28, 2020.

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

Debt consisted of the following:

(In millions)	As of December 31, 2022	As of July 2, 2022
Credit Agreement	$1,376.3	$1,608.4
6.875% Notes due 2025	275.0	275.0
5.500% Notes due 2027	1,060.0	1,060.0
4.250% Notes due 2029	1,000.0	1,000.0
Less: Original issue discount and deferred financing costs	(31.8)	(34.6)
Long-term debt	3,679.5	3,908.8
Less: current installments	-	-
Total debt, excluding current installments	$3,679.5	$3,908.8

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

The following table summarizes outstanding borrowings, availability, and the average interest rate under the Company's ABL Facility:

(Dollars in millions)	As of December 31, 2022	As of July 2, 2022
Aggregate borrowings	$1,376.3	$1,608.4
Letters of credit	179.2	190.5
Excess availability, net of lenders’ reserves of $90.0 and $104.4	2,444.5	2,201.1
Average interest rate, excluding impact of interest rate swaps	5.78%	2.89%

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

Certain of the leases for tractors, trailers, and other vehicles and equipment provide for residual value guarantees to the lessors. Circumstances that would require the subsidiary to perform under the guarantees include either (1) default on the leases with the leased assets being sold for less than the specified residual values in the lease agreements, or (2) decisions not to purchase the assets at the end of the lease terms combined with the sale of the assets, with sales proceeds less than the residual value of the leased assets specified in the lease agreements. Residual value guarantees under these operating lease agreements typically range between 6% and 20% of the value of the leased assets at inception of the lease. These leases have original terms ranging from 5 to 7 years and are set to expire at various dates ranging from 2023 to 2028. As of December 31, 2022, the undiscounted maximum amount of potential future payments for lease residual value guarantees totaled approximately $12.5 million, which would be mitigated by the fair value of the leased assets at lease expiration.

The following table presents the location of the right-of-use assets and lease liabilities in the Company's consolidated balance sheet as of December 31, 2022 and July 2, 2022 (in millions), as well as the weighted-average lease term and discount rate for the Company's leases:

Leases	Consolidated Balance Sheet Location	As of December 31, 2022	As of July 2, 2022
Assets:
Operating	Operating lease right-of-use assets	$666.5	$623.4
Finance	Property, plant and equipment, net	484.6	463.8
Total lease assets		$1,151.1	$1,087.2
Liabilities:
Current
Operating	Operating lease obligations—current installments	$103.8	$111.0
Finance	Finance lease obligations—current installments	88.1	79.9
Non-current
Operating	Operating lease obligations, excluding current installments	587.1	530.8
Finance	Finance lease obligations, excluding current installments	378.9	366.7
Total lease liabilities		$1,157.9	$1,088.4

Weighted average remaining lease term
Operating leases		8.3 years	8.2 years
Finance leases		5.6 years	5.7 years
Weighted average discount rate
Operating leases		4.4%	3.9%
Finance leases		3.8%	3.7%

The following table presents the location of lease costs in the Company’s consolidated statement of operations for the periods reported (in millions):

		Three Months Ended		Six Months Ended
Lease Cost	Statement of Operations Location	December 31, 2022	January 1, 2022	December 31, 2022	January 1, 2022
Finance lease cost:
Amortization of finance lease assets	Operating expenses	$21.2	$18.4	$41.6	$31.3
Interest on lease liabilities	Interest expense	4.5	4.3	8.7	8.2
Total finance lease cost		$25.7	$22.7	$50.3	$39.5
Operating lease cost	Operating expenses	37.2	38.7	73.9	68.3
Short-term lease cost	Operating expenses	16.7	17.7	34.7	28.6
Total lease cost		$79.6	$79.1	$158.9	$136.4

The following table presents the supplemental cash flow information related to leases for the periods reported (in millions):

	Six Months Ended
(In millions)	December 31, 2022	January 1, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$68.8	$64.0
Operating cash flows from finance leases	8.7	8.2
Financing cash flows from finance leases	42.8	33.8
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	108.1	36.3
Finance leases	63.2	82.1

The following table presents the future minimum lease payments under non-cancelable leases as of December 31, 2022 (in millions):

Fiscal Year	Operating Leases	Finance Leases
2023	$67.0	$51.6
2024	127.4	103.3
2025	109.6	95.5
2026	92.1	91.0
2027	83.8	75.2
Thereafter	362.4	105.4
Total future minimum lease payments	$842.3	$522.0
Less: Interest	151.4	55.0
Present value of future minimum lease payments	$690.9	$467.0

As of December 31, 2022, the Company had additional operating and finance leases that had not yet commenced which total $445.4 million in future minimum lease payments. These leases relate primarily to build-to-suit warehouse leases which will replace existing distribution centers and will commence upon building completion with terms of 15 to 20 years. In addition, these leases include vehicle leases expected to commence in fiscal 2023 with lease terms of 4 to 10 years.

8.
Fair Value of Financial Instruments

The carrying values of cash, accounts receivable, outstanding checks in excess of deposits, trade accounts payable, and accrued expenses approximate their fair values because of the relatively short maturities of those instruments. The derivative assets and liabilities are recorded at fair value on the balance sheet. The fair value of long-term debt, which has a carrying value of $3,679.5 million and $3,908.8 million, is $3,527.2 million and $3,704.6 million at December 31, 2022 and July 2, 2022, respectively, and is determined by reviewing current market pricing related to comparable debt issued at the time of the balance sheet date, and is considered a Level 2 measurement.

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

The Company’s effective tax rate was 26.1% for the three months ended December 31, 2022 and 26.5% for the three months ended January 1, 2022. The Company's effective tax rate was 26.2% for the six months ended December 31, 2022 and 22.6% for the six months ended January 1, 2022. The effective tax rate varies from the 21% statutory rate primarily due to state taxes, federal credits, and other permanent items. The excess tax benefit of exercised and vested stock awards is treated as a discrete item. The effective tax rate for periods ended December 31, 2022, differed from the prior year periods primarily due to the relative size of stock-based compensation and other discrete permanent items as a percentage of book income.

As of December 31, 2022 and July 2, 2022, the Company had net deferred tax assets of $218.4 million and $204.9 million, respectively, and deferred tax liabilities of $646.6 million and $629.2 million, respectively. As of both December 31, 2022 and July 2, 2022, the Company had established a valuation allowance of $2.6 million, net of federal benefit, against deferred tax assets related to certain net operating losses which are not likely to be realized due to limitations on utilization. There was no change in the valuation allowance as of December 31, 2022. The Company believes that it is more likely than not that the remaining deferred tax assets will be realized.

10.
Commitments and Contingencies

Purchase Obligations

The Company had outstanding contracts and purchase orders of $133.4 million related to capital projects and services including purchases of compressed natural gas for its trucking fleet at December 31, 2022. Amounts due under these contracts were not included on the Company’s consolidated balance sheet as of December 31, 2022.

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

On September 3, 2020, the Cherokee Nation filed a parallel lawsuit in Oklahoma state court against several entities, including JUUL, e-liquid manufacturers, various retailers, and various distributors, including Eby-Brown and Core-Mark, alleging similar claims to the claims at issue in the MDL (the “Oklahoma Litigation”). The defendants in the Oklahoma Litigation attempted to transfer the case into the MDL, but a federal court in Oklahoma remanded the case to Oklahoma state court before the Judicial Panel on Multidistrict Litigation effectuated the transfer of the MDL, which means the Oklahoma Litigation is no longer eligible for transfer to the MDL. Since then, parties agreed to stay the Oklahoma Litigation and proceed to mediation after the Oklahoma Supreme Court held that public nuisance claims cannot be brought in consumer products cases. On October 25, 2022, JUUL notified the Company that JUUL had reached a settlement agreement that will resolve the Oklahoma Litigation. On November 9, 2022, an order was entered dismissing the Oklahoma litigation, with prejudice, pursuant to the settlement.

On December 6, 2022, JUUL announced that it had reached settlements with the plaintiffs in the MDL and related cases that had been consolidated in the U.S. District Court for Northern District of California (the “MDL Settlement”). On January 18, 2023, the parties who were set to participate in the first round of bellwether trials in the MDL submitted a joint status filing with the court in which they notified the court of, among other things, the settlement JUUL reached with the plaintiffs (the “Joint Status Filing”). According to JUUL’s announcement and the Joint Status Filing, the MDL Settlement encompasses the various personal injury, consumer class action, government entity, and Native American tribe claims made against JUUL and includes, among others, all of the Distributor Defendants (including Core-Mark and Eby-Brown) as released parties; however, the terms of the settlement agreement have not yet been disclosed to the Company. As a result of the MDL Settlement, all scheduling order dates (e.g., discovery and motion deadlines and the bellwether trial dates) in the MDL have been stayed with respect to Eby-Brown and Core-Mark.

On September 10, 2021, Michael Lumpkins filed a parallel lawsuit in Illinois state court against several entities, including JUUL, e-liquid manufacturers, various retailers, and various distributors, including Eby-Brown and Core-Mark, alleging similar claims to the claims at issue in the MDL (the “Illinois Litigation”). Because there is no federal jurisdiction for this case, it will proceed in Illinois state court. Plaintiff alleges as damages that his use of JUUL products caused a brain injury that was later exacerbated by medical negligence. The court has entered a case management schedule, with a trial tentatively scheduled to take place in the first calendar quarter of 2024. Eby-Brown and Core-Mark have filed a substantive motion to dismiss. The parties are engaged in discovery. The defense and indemnity of Eby-Brown and Core-Mark for the Illinois Litigation is covered by the Distribution Agreement and the Defense Agreement, respectively. At this time, JUUL has not indicated that the Illinois Litigation is included under the MDL Settlement. If the Illinois Litigation is not resolved pursuant to the MDL Settlement or otherwise, the Company will continue to vigorously defend itself.

On June 23, 2022, the FDA announced it had issued marketing denial orders (“MDOs”) to JUUL for all of its products currently marketed and sold in the U.S. According to the FDA, the MDOs banned the distribution and sale of all JUUL products domestically. That same day, JUUL filed a petition for review of the MDOs with the United States Court of Appeals for the D.C. Circuit. On June 24, 2022, the court of appeals stayed the MDOs and issued a briefing schedule in the case. Thereafter, JUUL informed the FDA that per applicable regulations it would submit a request for supervisory review of the MDOs to the FDA. In response, the FDA notified JUUL that upon further review of the briefing JUUL made to the court of appeals, the FDA determined there are scientific issues unique to JUUL’s Pre-Market Tobacco Application (“PMTA”) that warrant additional review. Accordingly, the FDA entered an administrative stay of the MDOs. If the FDA ultimately decides to maintain or re-issue the MDOs, the administrative stay will remain in place for an additional thirty days to provide JUUL the opportunity to seek further judicial relief. JUUL and the FDA filed a joint motion with the court of appeals to hold the petition for review in abeyance on July 6, 2022, which the court of appeals granted on July 7, 2022.

At this time, the Company is unable to predict whether the FDA will approve JUUL’s PMTA or re-issue the MDOs, nor is the Company able to estimate any potential loss or range of loss in the event of an adverse finding against JUUL in any case that falls outside of the MDL Settlement.

Tax Liabilities

The Company is subject to customary audits by authorities in the jurisdictions where it conducts business in the United States and Canada, which may result in assessments of additional taxes.

11.
Related-Party Transactions

The Company participates in, and has an equity method investment in, a purchasing alliance that was formed to obtain better pricing, to expand product options, to reduce internal costs, and to achieve greater inventory turnover. The Company’s investment in the purchasing alliance was $9.8 million as of December 31, 2022 and $8.7 million as of July 2, 2022. For the three-month periods ended December 31, 2022 and January 1, 2022, the Company recorded purchases of $467.1 million and $435.1 million, respectively, through the purchasing alliance. For the six-month periods ended December 31, 2022 and January 1, 2022, the Company recorded purchases of $965.6 million and $900.8 million, respectively, through the purchasing alliance.

12.
Earnings Per Common Share

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is calculated using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. The Company’s potential common shares include outstanding stock-based compensation awards and expected issuable shares under the employee stock purchase plan. In computing diluted earnings per common share, the average closing stock price for the period is used in determining the number of shares assumed to be purchased with the assumed proceeds under the treasury stock method. No potential common shares were considered antidilutive for any of the three and six months ended December 31, 2022 or January 1, 2022.

A reconciliation of the numerators and denominators for the basic and diluted earnings per common share computations is as follows:

(In millions, except per share amounts)	Three Months Ended December 31, 2022	Three Months Ended January 1, 2022	Six Months Ended December 31, 2022	Six Months Ended January 1, 2022
Numerator:
Net income	$71.1	$8.4	$166.8	$13.1
Denominator:
Weighted-average common shares outstanding	154.1	152.9	153.9	146.3
Dilutive effect of potential common shares	2.0	1.4	2.0	1.4
Weighted-average dilutive shares outstanding	156.1	154.3	155.9	147.7
Basic earnings per common share	$0.46	$0.05	$1.08	$0.09
Diluted earnings per common share	$0.46	$0.05	$1.07	$0.09

13. Segment Information

Based on the Company’s organization structure and how the Company’s management reviews operating results and makes decisions about resource allocation, the Company has three reportable segments: Foodservice, Vistar, and Convenience.

The Foodservice segment distributes a broad line of national brands, customer brands, and our proprietary-branded food and food-related products, or “Performance Brands.” Foodservice sells to independent and multi-unit “Chain” restaurants and other institutions such as schools, healthcare facilities, business and industry locations, and retail establishments. Our Chain customers are multi-unit restaurants with five or more locations and include some of the most recognizable family and casual dining restaurant chains. Our Vistar segment specializes in distributing candy, snacks, beverages, and other items nationally to vending, office coffee service, theater, retail, hospitality, and other channels. Our Convenience segment distributes candy, snacks, beverages, cigarettes, other tobacco products, food and foodservice related products, and other items to convenience stores across North America. Intersegment sales represent sales between the segments, which are eliminated in consolidation.

Management evaluates the performance of each operating segment based on various operating and financial metrics, including total sales and Adjusted EBITDA. In the first quarter of fiscal 2023, the Company changed its measure of segment profit to Adjusted EBITDA as this is the metric reported to the chief operating decision maker ("CODM") for purposes of reviewing operating results and making decisions about allocating resources. In addition, targets based on Adjusted EBITDA are among the measures used to evaluate management’s performance for purposes of determining their compensation under the Company’s incentive plans. Adjusted EBITDA is defined as net income before interest expense, interest income, income taxes, depreciation, amortization and excludes certain items that the Company does not consider part of its segments' core operating results, including stock-based compensation expense, changes in the LIFO reserve, acquisition, integration and reorganization expenses, and gains and losses related to fuel derivatives.

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

The presentation and amounts for the three and six months ended January 1, 2022 have been restated to reflect the change to the measure of segment profit to Adjusted EBITDA described above.

(In millions)	Foodservice	Vistar	Convenience	Corporate & All Other	Eliminations	Consolidated
For the three months ended December 31, 2022
Net external sales	$6,892.1	$1,118.3	$5,864.1	$24.4	$—	$13,898.9
Inter-segment sales	4.5	0.6	—	129.6	(134.7)	—
Total sales	6,896.6	1,118.9	5,864.1	154.0	(134.7)	13,898.9
Depreciation and amortization	71.8	10.6	36.5	6.3	—	125.2
Capital expenditures	48.3	1.6	5.9	2.2	—	58.0
For the three months ended January 1, 2022
Net external sales	$6,210.0	$906.7	$5,710.0	$12.1	$—	$12,838.8
Inter-segment sales	4.4	0.6	—	109.3	(114.3)	—
Total sales	6,214.4	907.3	5,710.0	121.4	(114.3)	12,838.8
Depreciation and amortization	60.7	13.1	36.6	6.1	—	116.5
Capital expenditures	30.4	3.2	7.1	3.4	—	44.1

(In millions)	Foodservice	Vistar	Convenience	Corporate & All Other	Eliminations	Consolidated
For the six months ended December 31, 2022
Net external sales	$14,216.1	$2,207.6	$12,151.0	$43.5	$—	$28,618.2
Inter-segment sales	10.5	1.4	$—	262.8	(274.7)	—
Total sales	14,226.6	2,209.0	12,151.0	306.3	(274.7)	28,618.2
Depreciation and amortization	137.8	21.3	73.3	12.0	—	244.4
Capital expenditures	76.6	4.5	13.5	3.5	—	98.1
For the six months ended January 1, 2022
Net external sales	$12,567.7	$1,752.7	$8,881.2	$23.5	$—	$23,225.1
Inter-segment sales	8.7	1.1	-	218.5	(228.3)	—
Total sales	12,576.4	1,753.8	8,881.2	242.0	(228.3)	23,225.1
Depreciation and amortization	125.0	26.2	51.7	12.3	—	215.2
Capital expenditures	46.7	5.3	10.0	6.5	—	68.5

Adjusted EBITDA for each reportable segment and Corporate & All Other is presented below along with a reconciliation to consolidated income before taxes.

	Three Months Ended		Six Months Ended
	December 31, 2022	January 1, 2022	December 31, 2022	January 1, 2022
Foodservice Adjusted EBITDA	$214.2	$167.5	$450.3	$337.6
Vistar Adjusted EBITDA	92.2	49.7	$166.6	79.9
Convenience Adjusted EBITDA	69.3	76.5	$174.9	107.9
Corporate & All Other Adjusted EBITDA	(66.9)	(52.6)	$(128.3)	(100.6)
Depreciation and amortization	(125.2)	(116.5)	$(244.4)	(215.2)
Interest expense	(55.7)	(45.2)	$(106.1)	(89.2)
Change in LIFO reserve	(25.0)	(45.5)	$(51.8)	(34.2)
Stock-based compensation expense	(11.4)	(14.3)	$(22.9)	(24.3)
Gain (loss) on fuel derivatives	7.3	(1.4)	$(2.5)	(0.1)
Acquisition, integration & reorganization expenses	(2.8)	(4.5)	$(5.8)	(37.3)
Other adjustments (1)	0.2	(2.3)	$(3.9)	(7.6)
Income before taxes	$96.2	$11.4	$226.1	$16.9

(1) Other adjustments include asset impairments, gains and losses on disposal of fixed assets, amounts related to favorable and unfavorable leases, foreign currency transaction gains and losses, and franchise tax expense.

Total assets by reportable segment, excluding intercompany receivables between segments, are as follows:

(In millions)	As of December 31, 2022	As of July 2, 2022
Foodservice	$6,294.0	$6,455.3
Vistar	1,216.0	1,133.7
Convenience	4,135.9	4,411.6
Corporate & All Other	543.7	377.4
Total assets	$12,189.6	$12,378.0

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

Based on the Company’s organization structure and how the Company’s management reviews operating results and makes decisions about resource allocation, the Company has three reportable segments: Foodservice, Vistar, and Convenience. Our Foodservice segment distributes a broad line of national brands, customer brands, and our proprietary-branded food and food-related products, or “Performance Brands.” Foodservice sells to independent and multi-unit “Chain” restaurants and other institutions such as schools, healthcare facilities, business and industry locations, and retail establishments. Our Chain customers are multi-unit restaurants with five or more locations and include some of the most recognizable family and casual dining restaurant chains. Our Vistar segment specializes in distributing candy, snacks, beverages, and other items nationally to vending, office coffee service, theater, retail, hospitality, and other channels. Our Convenience channel distributes candy, snacks, beverages, cigarettes, other tobacco products, food and foodservice related products and other items to convenience stores across North America. We believe that there are substantial synergies across our segments. Cross-segment synergies include procurement, operational best practices such as the use of new productivity technologies, and supply chain and network optimization, as well as shared corporate functions such as accounting, treasury, tax, legal, information systems, and human resources.

On September 1, 2021, Performance Food Group Company completed the acquisition of Core-Mark. Refer to Note 5. Business Combinations for additional details regarding the acquisition of Core-Mark.

Key Factors Affecting Our Business

Our business, our industry and the U.S. economy are influenced by a number of general macroeconomic factors, including, but not limited to, changes in the rate of inflation and fuel prices, interest rates, supply chain disruptions, labor shortages, and the effects of health epidemics and pandemics. We continue to actively monitor the impacts of the evolving macroeconomic and geopolitical landscape on all aspects of our business. The Company and our industry may face challenges related to product supply, increased product and logistics costs, access to labor supply, lower disposable incomes due to inflationary pressures and macroeconomic conditions, and the emergence of COVID-19 variants. The extent to which these challenges will affect our future financial position, liquidity, and results of operations remains uncertain.

We believe that our long-term performance is principally affected by the following key factors:

•
Changing demographic and macroeconomic trends. Excluding the peak years of the COVID-19 pandemic, the share of consumer spending captured by the food-away-from-home industry has increased steadily for several decades. The share increases in periods of increasing employment, rising disposable income, increases in the number of restaurants, and favorable demographic trends, such as smaller household sizes, an increasing number of dual income households, and an aging population base that spends more per capita at foodservice establishments. The foodservice distribution industry is also sensitive to national and regional economic conditions, such as changes in consumer spending, changes in consumer confidence, and changes in the prices of certain goods.

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
•
Our ability to successfully execute our segment strategies and implement our initiatives. Our performance will continue to depend on our ability to successfully execute our segment strategies and to implement our current and future initiatives. The key strategies include focusing on independent sales and Performance Brands, pursuing new customers for each of our reportable segments, expansion of geographies, utilizing our infrastructure to gain further selling, operating and purchasing efficiencies, and making strategic acquisitions.

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

Results of Operations and Adjusted EBITDA

The following table sets forth a summary of our results of operations and Adjusted EBITDA for the periods indicated (in millions, except per share data):

	Three Months Ended
	December 31, 2022	January 1, 2022	Change	%
Net sales	$13,898.9	$12,838.8	$1,060.1	8.3
Cost of goods sold	12,399.3	11,560.0	839.3	7.3
Gross profit	1,499.6	1,278.8	220.8	17.3
Operating expenses	1,355.6	1,221.0	134.6	11.0
Operating profit	144.0	57.8	86.2	149.1
Other expense, net
Interest expense	55.7	45.2	10.5	23.2
Other, net	(7.9)	1.2	(9.1)	758.3
Other expense, net	47.8	46.4	1.4	3.0
Income before income taxes	96.2	11.4	84.8	743.9
Income tax expense	25.1	3.0	22.1	736.7
Net income	$71.1	$8.4	$62.7	746.4
Adjusted EBITDA	$308.8	$241.1	$67.7	28.1
Weighted-average common shares outstanding:
Basic	154.1	152.9	1.2	0.8
Diluted	156.1	154.3	1.8	1.2
Earnings per common share:
Basic	$0.46	$0.05	$0.41	820.0
Diluted	$0.46	$0.05	$0.41	820.0

	Six Months Ended
	December 31, 2022	January 1, 2022	Change	%
Net sales	$28,618.2	$23,225.1	$5,393.1	23.2
Cost of goods sold	25,543.5	20,804.0	4,739.5	22.8
Gross profit	3,074.7	2,421.1	653.6	27.0
Operating expenses	2,739.5	2,315.1	424.4	18.3
Operating profit	335.2	106.0	229.2	216.2
Other expense, net
Interest expense	106.1	89.2	16.9	18.9
Other, net	3.0	(0.1)	3.1	3,100.0
Other expense, net	109.1	89.1	20.0	22.4
Income before income taxes	226.1	16.9	209.2	1,237.9
Income tax expense	59.3	3.8	55.5	1,460.5
Net income	$166.8	$13.1	$153.7	1,173.3
Adjusted EBITDA	$663.5	$424.8	$238.7	56.2
Weighted-average common shares outstanding:
Basic	153.9	146.3	7.6	5.2
Diluted	155.9	147.7	8.2	5.6
Earnings per common share:
Basic	$1.08	$0.09	$0.99	1,100.0
Diluted	$1.07	$0.09	$0.98	1,088.9

We believe that the most directly comparable GAAP measure to Adjusted EBITDA is net income. The following table reconciles Adjusted EBITDA to net income for the periods presented:

	Three Months Ended		Six Months Ended
	December 31, 2022	January 1, 2022	December 31, 2022	January 1, 2022
	(In millions)		(In millions)
Net income	$71.1	$8.4	$166.8	$13.1
Interest expense	55.7	45.2	106.1	89.2
Income tax expense	25.1	3.0	59.3	3.8
Depreciation	77.4	70.4	153.5	127.4
Amortization of intangible assets	47.8	46.1	90.9	87.8
Change in LIFO reserve (1)	25.0	45.5	51.8	34.2
Stock-based compensation expense	11.4	14.3	22.9	24.3
(Gain) Loss on fuel derivatives	(7.3)	1.4	2.5	0.1
Acquisition, integration & reorganization expenses (2)	2.8	4.5	5.8	37.3
Other adjustments (3)	(0.2)	2.3	3.9	7.6
Adjusted EBITDA	$308.8	$241.1	$663.5	$424.8

(1)
Includes an increase in the LIFO reserve of $2.0 million for Foodservice and an increase of $23.0 million for Convenience for the second quarter of fiscal 2023 compared to an increase of $8.2 million for Foodservice and an increase of $37.3 million for Convenience for the second quarter of fiscal 2022. The LIFO reserve decreased $2.0 million for Foodservice and increased $53.8 million for Convenience for the first six months of fiscal 2023 compared to an increase of $13.9 million for Foodservice and an increase of $20.3 million for Convenience for the first six months of fiscal 2022.
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

Consolidated Results of Operations

Three and six months ended December 31, 2022 compared to the three and six months ended January 1, 2022

Net Sales

Net sales growth is a function of acquisitions, case growth, pricing (which is primarily based on product inflation/deflation), and a changing mix of customers, channels, and product categories sold.

Net sales increased $1.1 billion, or 8.3%, from the second quarter of fiscal 2022 to the second quarter of fiscal 2023 due to an increase in selling price per case as a result of inflation and channel mix. Net sales increased $5.4 billion, or 23.2%, for the first six months of fiscal 2023 compared to the first six months of fiscal 2022 as a result of the acquisition of Core-Mark in the first quarter of fiscal 2022 and an increase in selling price per case due to inflation and channel mix. Overall product cost inflation has continued to decline through the first six months of fiscal 2023 and was approximately 10.3% for the second quarter of fiscal 2023 and 11.3% for the first six months of fiscal 2023. Total case volume increased 3.0% and 9.4%, including 6.6% and 6.7% of independent case growth, in the second quarter and first six months of fiscal 2023, respectively, compared to the same periods of fiscal 2022. Total organic case volume was flat in the second quarter and the first six months of fiscal 2023 compared to the prior year periods. Total organic case volume benefited from an increase of 4.3% and 4.4% in organic independent cases sold during the second quarter and first six months of fiscal 2023, respectively, growth in Performance Brands cases, and broad-based growth across Vistar's channels, offset by declines in our Foodservice Chain business.

Gross Profit

Gross profit increased $220.8 million, or 17.3%, for the second quarter of fiscal 2023 compared to the second quarter of fiscal 2022. The increase in gross profit for the second quarter of fiscal 2023 was primarily driven by a favorable shift in the mix of cases sold and growth in the independent channel. Gross profit increased $653.6 million, or 27.0%, for the first six months of fiscal 2023 compared to the first six months of fiscal 2022. The increase in gross profit for the first six months of fiscal 2023 was primarily driven by the acquisition of Core-Mark in the first quarter of fiscal 2022, procurement related gains, and growth in the independent channel, partially offset by an increase in the LIFO reserve.

Operating Expenses

Operating expenses increased $134.6 million, or 11.0%, for the second quarter of fiscal 2023 compared to the second quarter of fiscal 2022. The increase in operating expenses was primarily driven by a $53.7 million increase in personnel expense primarily related to salaries and wages, commissions, annual bonus, and benefits and a $20.6 million increase in fuel expense primarily due to higher fuel prices for the second quarter of fiscal 2023 as compared to the prior year period.

Operating expenses increased $424.4 million, or 18.3%, for the first six months of fiscal 2023 compared to the first six months of fiscal 2022. The increase in operating expenses for the first six months of fiscal 2023 was primarily driven by the acquisition of Core-Mark, as well as increases in personnel expense and fuel expense. Operating expenses include an incremental $192.8 million for Core-Mark in the first six months of fiscal 2023 compared to four months of operating expenses for Core-Mark in fiscal 2022. Operating expenses also increased as a result of a $95.5 million increase in personnel expenses primarily related to salaries and wages, commissions, annual bonus, and benefits and a $49.0 million increase in fuel expense primarily due to higher fuel prices for the first six months of fiscal 2023 compared to the prior year period. These increases were partially offset by a $15.8 million decrease in professional fees primarily related to prior year acquisitions for the first six months of fiscal 2023 compared to the prior year period.

Depreciation and amortization of intangible assets increased from $116.5 million in the second quarter of fiscal 2022 to $125.2 million in the second quarter of fiscal 2023. Depreciation and amortization of intangible assets increased from $215.2 million in the first six months of fiscal 2022 to $244.4 million in the first six months of fiscal 2023. Depreciation of fixed assets and amortization of intangible assets increased as a result of the Core-Mark acquisition and a prior year acquisition within Foodservice.

Net Income

Net income increased $62.7 million for the second quarter of fiscal 2023 compared to the second quarter of fiscal 2022 driven by the increase in operating profit and an increase in other income, partially offset by increases in income tax expense and interest expense. Net income increased $153.7 million for the first six months of fiscal 2023 compared to the first six months of fiscal 2022 due to the increase in operating profit, partially offset by increases in income tax expense and interest expense. The increases in interest expense were primarily the result of an increase in the average interest rate and an increase in average borrowings outstanding during the second quarter and first six months of fiscal 2023 compared to the prior year periods. The increase in other income for the second quarter of fiscal 2023 primarily relates to realized and unrealized gains for fuel hedging instruments.

The Company reported income tax expense of $25.1 million and $59.3 million for the second quarter and first six months of fiscal 2023, respectively, compared to income tax expense of $3.0 million and $3.8 million for the second quarter and first six months of fiscal 2022, respectively. Our effective tax rates for the second quarter and first six months of fiscal 2023 were 26.1% and 26.2%, respectively, compared to 26.5% and 22.6% for the second quarter and first six months of fiscal 2022, respectively. The effective tax rate for periods ended December 31, 2022 differed from the prior year periods primarily due to the relative size of stock-based compensation and other discrete permanent items as a percentage of book income.

Segment Results

The Company has three reportable segments: Foodservice, Vistar, and Convenience. Management evaluates the performance of these segments based on various operating and financial metrics, including their respective sales growth and Adjusted EBITDA. In the first quarter of fiscal 2023, the Company changed its measure of segment profit to Adjusted EBITDA as this is the metric reported to management for purposes of reviewing operating results and making decisions about allocating resources. Adjusted EBITDA is defined as net income before interest expense, interest income, income taxes, depreciation, amortization and excludes certain items that the Company does not consider part of its segments' core operating results, including stock-based compensation expense, changes in the LIFO reserve, acquisition, integration and reorganization expenses, and gains and losses related to fuel derivatives. See Note 13. Segment Information within Part I, Item 1. Financial Statements.

Corporate & All Other is comprised of unallocated corporate overhead and certain operations that are not considered separate reportable segments based on their size. This includes the operations of our internal logistics unit responsible for managing and allocating inbound logistics revenue and expense.

The presentation and amounts for the three and six months ended January 1, 2022 have been restated to reflect the change to the measure of segment profit to Adjusted EBITDA described above.

The following tables set forth net sales and Adjusted EBITDA by segment for the periods indicated (dollars in millions):

Net Sales

	Three Months Ended
	December 31, 2022	January 1, 2022	Change	%
Foodservice	$6,896.6	$6,214.4	$682.2	11.0
Vistar	1,118.9	907.3	211.6	23.3
Convenience	5,864.1	5,710.0	154.1	2.7
Corporate & All Other	154.0	121.4	32.6	26.9
Intersegment Eliminations	(134.7)	(114.3)	(20.4)	(17.8)
Total net sales	$13,898.9	$12,838.8	$1,060.1	8.3

	Six Months Ended
	December 31, 2022	January 1, 2022	Change	%
Foodservice	$14,226.6	$12,576.4	$1,650.2	13.1
Vistar	2,209.0	1,753.8	455.2	26.0
Convenience	12,151.0	8,881.2	3,269.8	36.8
Corporate & All Other	306.3	242.0	64.3	26.6
Intersegment Eliminations	(274.7)	(228.3)	(46.4)	(20.3)
Total net sales	$28,618.2	$23,225.1	$5,393.1	23.2

Adjusted EBITDA

	Three Months Ended
	December 31, 2022	January 1, 2022	Change	%
Foodservice	$214.2	$167.5	$46.7	27.9
Vistar	92.2	$49.7	42.5	85.5
Convenience	69.3	$76.5	(7.2)	(9.4)
Corporate & All Other	(66.9)	$(52.6)	(14.3)	(27.2)
Total Adjusted EBITDA	$308.8	$241.1	$67.7	28.1

	Six Months Ended
	December 31, 2022	January 1, 2022	Change	%
Foodservice	$450.3	$337.6	$112.7	33.4
Vistar	$166.6	$79.9	86.7	108.5
Convenience	$174.9	$107.9	67.0	62.1
Corporate & All Other	$(128.3)	$(100.6)	(27.7)	(27.5)
Total Adjusted EBITDA	$663.5	$424.8	$238.7	56.2

Segment Results—Foodservice

Three and six months ended December 31, 2022, compared to the three and six months ended January 1, 2022

Net Sales

Net sales for Foodservice increased $682.2 million, or 11.0%, from the second quarter of fiscal 2022 to the second quarter of fiscal 2023 and increased $1.7 billion, or 13.1%, from the first six months of fiscal 2022 to the first six months of fiscal 2023. These increases in net sales were driven by an increase in selling price per case as a result of inflation and a prior year acquisition. Overall product cost inflation has continued to decline throughout the first six months of fiscal 2023 and was approximately 9.6% for the second quarter of fiscal 2023 and 11.6% for the first six months of fiscal 2023. Securing new and expanding business with independent customers resulted in organic independent case growth of approximately 4.3% in the second quarter of fiscal 2023 and approximately 4.4% in the first six months of fiscal 2023, compared to the prior year periods. For the quarter, independent sales as a percentage of total Foodservice sales were 38.3%.

Adjusted EBITDA

Adjusted EBITDA for Foodservice increased $46.7 million, or 27.9%, from the second quarter of fiscal 2022 to the second quarter of fiscal 2023 and increased $112.7 million, or 33.4%, from the first six months of fiscal 2022 to the first six months of fiscal 2023. These increases were the result of an increase in gross profit, partially offset by an increase in operating expenses. Gross profit contributing to Foodservice's Adjusted EBITDA increased $124.6 million, or 15.5%, in the second quarter of fiscal 2023 and increased $272.8 million, or 16.8% in the first six months of fiscal 2023, compared to the prior year periods. These increases in gross profit were driven by a favorable shift in the mix of cases sold to independent customers, including more Performance Brands products sold to our independent customers. Additionally, gross profit benefited from the prior year acquisition. The increases in gross profit were partially offset by expected decreases in procurement gains as the rate of inflation declines.

Operating expenses impacting Foodservice's Adjusted EBITDA increased $78.0 million, or 12.2%, from the second quarter of fiscal 2022 to the second quarter of fiscal 2023. Operating expenses increased as a result of the prior year acquisition, a $34.0 million increase in personnel expenses primarily related to commissions, annual bonus, and benefits and an increase in fuel expense of $13.3 million primarily as a result of an increase in fuel prices. Operating expenses impacting Foodservice's Adjusted EBITDA increased $160.2 million, or 12.5%, from the first six months of fiscal 2022 to the first six months of fiscal 2023. Operating expenses increased as a result of the prior year acquisition, a $58.6 million increase in personnel expenses primarily related to commissions, annual bonus, and benefits, an increase in fuel expense of $31.6 million primarily as a result of an increase in fuel prices, an increase of $4.5 million in reserves for expected credit losses, and a $4.0 million increase in insurance expense compared to the prior year period.

Depreciation and amortization of intangible assets recorded in this segment increased from $60.7 million in the second quarter of fiscal 2022 to $71.8 million in the second quarter of fiscal 2023 and increased from $125.0 million in the first six months of fiscal 2022 to $137.8 million in the first six months of fiscal 2023. Depreciation of fixed assets and amortization of intangible assets increased during these periods as a result of the prior year acquisition, which included accelerated amortization of certain customer relationships, partially offset by fully amortized intangible assets.

Segment Results—Vistar

Three and six months ended December 31, 2022, compared to the three and six months ended January 1, 2022

Net Sales

Net sales for Vistar increased $211.6 million, or 23.3%, from the second quarter of fiscal 2022 to the second quarter of fiscal 2023 and increased $455.2 million, or 26.0%, from the first six months of fiscal 2022 to the first six months of fiscal 2023. These increases in net sales were driven primarily by an increase in selling price per case as a result of inflation and channel mix, as well as case volume growth in the vending, office coffee service, office supply, and hospitality channels in the second quarter and first six months of fiscal 2023 compared to the prior year periods.

Adjusted EBITDA

Adjusted EBITDA for Vistar increased $42.5 million, or 85.5%, from the second quarter of fiscal 2022 to the second quarter of fiscal 2023 and increased $86.7 million, or 108.5%, from the first six months of fiscal 2022 to the first six months of fiscal 2023. These increases were the result of an increase in gross profit, partially offset by an increase in operating expenses. Gross profit increased $53.3 million, or 34.8%, for the second quarter of fiscal 2023 and increased $109.5 million, or 38.2%, for the first six months of fiscal 2023 compared to the prior year periods driven by a favorable shift in the mix of cases sold, procurement related gains, and growth in cases sold.

Operating expenses impacting Vistar's Adjusted EBITDA increased $10.9 million, or 10.5%, from the second quarter of fiscal 2022 to the second quarter of fiscal 2023 and increased $22.8 million, or 11.0%, from the first six months of fiscal 2022 to the first six months of fiscal 2023. Operating expenses increased primarily as a result of increased case volume described above and the resulting impact on variable operational and selling expenses. Operating expenses also increased as a result of increases in personnel and fuel expenses. Personnel expenses primarily related to salaries, wages, and annual bonus increased $6.0 million and $11.1 million for the second quarter and first six months of fiscal 2023, respectively, compared to the prior year periods. Fuel expense increased $1.5 million and $3.3 million for the second quarter and first six months of fiscal 2023, respectively, compared to the prior year periods.

Depreciation and amortization of intangible assets recorded in this segment decreased from $13.1 million in the second quarter of fiscal 2022 to $10.6 million in the second quarter of fiscal 2023 and decreased from $26.2 million in the first six months of fiscal 2022 to $21.3 million in the first six months of fiscal 2023 due to fully amortized intangible assets.

Segment Results—Convenience

Three and six months ended December 31, 2022, compared to the three and six months ended January 1, 2022

Net Sales

Net sales for Convenience increased $154.1 million, or 2.7%, from the second quarter of fiscal 2022 to the second quarter of fiscal 2023. Net sales related to cigarettes for the second quarter of fiscal 2023 was $3.6 billion, which includes $962.4 million of excise taxes, compared to net sales of cigarettes of $3.8 billion, which includes $1.1 billion of excise taxes, for the second quarter of fiscal 2022. The increase in net sales for the second quarter of fiscal 2023 for Convenience was driven primarily by case growth in food and foodservice related products and an increase in selling price per case as a result of inflation.

Net sales for Convenience increased $3.3 billion, or 36.8%, from the first six months of fiscal 2022 to the first six months of fiscal 2023. Net sales related to cigarettes for the first six months of fiscal 2023 was $7.5 billion, which includes $2.0 billion of excise taxes, compared to net sales of cigarettes of $5.8 billion, which includes $1.6 billion of excise taxes, for the first six months of fiscal 2022. The increase in net sales for the first six months of fiscal 2023 for Convenience was driven primarily by the acquisition of Core-Mark on September 1, 2021.

Adjusted EBITDA

Adjusted EBITDA for Convenience decreased $7.2 million, or 9.4%, from the second quarter of fiscal 2022 to the second quarter of fiscal 2023. This decrease was a result of an increase in operating expenses, partially offset by an increase in gross profit. Gross profit contributing to Convenience's Adjusted EBITDA increased $19.7 million, or 5.5%, for the second quarter of fiscal 2023 compared to the prior year period driven by a favorable shift in mix of products sold, partially offset by a decrease in procurement gains as a result of the timing of price increases and a decline in the rate of inflation. Operating expenses impacting Convenience's Adjusted EBITDA increased $27.3 million, or 9.7%, from the second quarter of fiscal 2022 to the second quarter of fiscal 2023. Operating expenses increased primarily as a result of increased personnel and fuel expenses. Personnel expenses primarily related to salaries and commissions increased $15.5 million. Fuel expense increased $6.1 million for the second quarter of fiscal 2023 compared to the prior year period.

Adjusted EBITDA for Convenience increased $67.0 million, or 62.1%, from the first six months of fiscal 2022 to the first six months of fiscal 2023. This increase was a result of an increase in gross profit, partially offset by an increase in operating expenses driven by the acquisition of Core-Mark. Gross profit contributing to Convenience's Adjusted EBITDA increased $274.0 million, or 51.1%, for the first six months of fiscal 2023 compared to the prior year period as a result of the Core-Mark acquisition and procurement gains. Operating expenses impacting Convenience's Adjusted EBITDA increased $207.6 million, or 48.5%, from the first six months of fiscal 2022 to the first six months of fiscal 2023 as a result of the acquisition of Core-Mark on September 1, 2021 and increases in personnel expenses and fuel expense.

Depreciation and amortization of intangible assets recorded in this segment was $36.5 million in the second quarter of fiscal 2023 and $36.6 million in the second quarter of fiscal 2022. Depreciation and amortization of intangible assets increased from $51.7 million in the first six months of fiscal 2022 to $73.3 million in the first six months of fiscal 2023 primarily as a result of the Core-Mark acquisition.

Segment Results—Corporate & All Other

Three and six months ended December 31, 2022, compared to the three and six months ended January 1, 2022

Net Sales

Net sales for Corporate & All Other increased $32.6 million from the second quarter of fiscal 2022 to the second quarter of fiscal 2023 and increased $64.3 million from the first six months of fiscal 2022 to the first six months of fiscal 2023. These increases were primarily attributable to an increase in services provided to our other segments.

Adjusted EBITDA

Adjusted EBITDA for Corporate & All Other was a negative $66.9 million for the second quarter of fiscal 2023 compared to a negative $52.6 million for the second quarter of fiscal 2022 and was a negative $128.3 million for the first six months of fiscal 2023 compared to a negative $100.6 million for the first six months of fiscal 2022. These declines in Adjusted EBITDA were primarily driven by a $3.7 million and $8.2 million increase in professional fees related to consulting, audit and information technology services and maintenance and a $7.5 million and $9.6 million increase in personnel expenses, primarily related to salaries and annual bonus for the second quarter and first six months of fiscal 2023, respectively, compared to the prior year periods.

Depreciation and amortization of intangible assets recorded in this segment was $6.3 million in the second quarter of fiscal 2023 and $6.1 million in the second quarter of fiscal 2022. For the first six months of fiscal 2023 depreciation and amortization of intangible assets was $12.0 million compared to $12.3 million for the first six months of fiscal 2022.

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

Our cash requirements over the next 12 months and beyond relate to our long-term debt and associated interest payments, operating and finance leases, and purchase obligations. For information regarding the Company’s expected cash requirements related to long-term debt and operating and finance leases, see Note 6. Debt and Note 7. Leases, respectively, of the consolidated financial statements in this Form 10-Q. As of December 31, 2022, the Company had total purchase obligations of $133.4 million, which includes agreements for purchases related to capital projects and services in the normal course of business, for which all significant terms have been confirmed, as well as a minimum amount due for various Company meetings and conferences. Purchase obligations also include amounts committed to various capital projects in process or scheduled to be completed in the coming fiscal years. As of December 31, 2022, the Company had commitments of $74.2 million for capital projects related to warehouse expansion and improvements and warehouse equipment. The Company anticipates using cash flows from operations or borrowings under the ABL Facility to fulfill these commitments. Amounts due under these agreements were not included in the Company’s consolidated balance sheet as of December 31, 2022.

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

As of December 31, 2022, our cash balance totaled $13.3 million, including restricted cash of $7.2 million, as compared to a cash balance totaling $18.7 million, including restricted cash of $7.1 million, as of July 2, 2022.

Six months ended December 31, 2022, compared to the six months ended January 1, 2022

Operating Activities

During the first six months of fiscal 2023 and fiscal 2022, our operating activities provided cash flow of $424.5 million and $153.8 million, respectively. The increase in cash flow provided by operating activities in the first six months of fiscal 2023 compared to the first six months of fiscal 2022 was largely driven by higher operating income and improvements in working capital.

Investing Activities

Cash used in investing activities totaled $160.3 million in the first six months of fiscal 2023 compared to $1,718.7 million in the first six months of fiscal 2022. These investments consisted of cash paid for acquisitions of $65.8 million in the first six months of fiscal 2023 compared to $1,651.1 million in the first six months of fiscal 2022, along with capital purchases of property, plant, and equipment of $98.1 million and $68.5 million for the first six months of fiscal 2023 and the first six months of fiscal 2022, respectively. For the first six months of fiscal 2023, purchases of property, plant, and equipment primarily consisted of outlays for warehouse expansion and improvements, warehouse equipment, information technology, and transportation equipment. The following table presents the capital purchases of property, plant, and equipment by segment.

	Six Months Ended
(Dollars in millions)	December 31, 2022	January 1, 2022
Foodservice	$76.6	$46.7
Vistar	4.5	5.3
Convenience	13.5	10.0
Corporate & All Other	3.5	6.5
Total capital purchases of property, plant and equipment	$98.1	$68.5

Financing Activities

During the first six months of fiscal 2023, our financing activities used cash flow of $269.6 million, which consisted primarily of $232.1 million in net payments under our ABL Facility.

During the first six months of fiscal 2022, our financing activities provided cash flow of $1,559.4 million, which consisted primarily of $1.0 billion in cash received from the issuance and sale of the Notes due 2029 and $962.7 million in net borrowings under our ABL Facility, partially offset by $350.0 million in cash used for the repayment of the $350.0 million aggregate principal amount of the 5.500% Senior Notes due 2024 ("Notes due 2024").

The following describes our financing arrangements as of December 31, 2022:

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

The following table summarizes outstanding borrowings, availability, and the average interest rate under the Company's ABL Facility:

(Dollars in millions)	As of December 31, 2022	As of July 2, 2022
Aggregate borrowings	$1,376.3	$1,608.4
Letters of credit	179.2	190.5
Excess availability, net of lenders’ reserves of $90.0 and $104.4	2,444.5	2,201.1
Average interest rate, excluding impact of interest rate swaps	5.78%	2.89%

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

As of December 31, 2022, the Company was in compliance with all of the covenants under the ABL Facility and the indentures governing the Notes due 2025, the Notes due 2027 and the Notes due 2029.

Total Assets by Segment

Total assets by segment discussed below exclude intercompany receivables between segments.

Total assets for Foodservice increased $105.3 million from $6,188.7 million as of January 1, 2022 to $6,294.0 million as of December 31, 2022. During this time period, this segment increased its inventory, property, plant and equipment and accounts receivable, partially offset by a decrease in intangible assets. Total assets for Foodservice decreased $161.3 million from $6,455.3 million as of July 2, 2022 to $6,294.0 million as of December 31, 2022. During this time period, this segment decreased its accounts receivable, intangible assets, and inventory, partially offset by an increase in property, plant and equipment.

Total assets for Vistar increased $109.3 million from $1,106.7 million as of January 1, 2022 to $1,216.0 million as of December 31, 2022. During this time period, this segment increased its accounts receivable, inventory, and operating lease right-of-use assets, partially offset by a decrease in intangible assets. Total assets for Vistar increased $82.3 million from $1,133.7 million as of July 2, 2022 to $1,216.0 million as of December 31, 2022. During this time period, this segment increased its inventory, operating lease right-of-use assets, and accounts receivable, partially offset by a decrease in intangible assets.

Total assets for Convenience decreased $188.6 million from $4,324.5 million as of January 1, 2022 to $4,135.9 million as of December 31, 2022. During this time period, the segment decreased its inventory, intangible assets, prepaid expenses and other current assets, and property, plant and equipment, partially offset by an increase in accounts receivable. Total assets for Convenience decreased $275.7 million from $4,411.6 million as of July 2, 2022 to $4,135.9 million as of December 31, 2022. During this time period, the segment decreased its inventory, accounts receivable, intangible assets, and property, plant and equipment.

Total assets for Corporate & All Other increased $207.2 million from $336.5 million as of January 1, 2022 to $543.7 million as of December 31, 2022. During this period, Corporate & All Other primarily increased its assets due to a recent immaterial acquisition. Total assets for Corporate & All Other increased $166.3 million from $377.4 million as of July 2, 2022 to $543.7 million as of December 31, 2022. During this period, Corporate & All Other primarily increased its assets due to a recent immaterial acquisition.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) under the Exchange Act), that occurred during the fiscal quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information relating to our purchases of the Company’s common stock during the second quarter of fiscal 2023.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan (in millions)(2)
October 2, 2022—October 29, 2022	136	$44.56	—	$235.7
October 30, 2022—November 26, 2022	112	$58.09	—	$300.0
November 27, 2022—December 31, 2022	563	$60.01	—	$300.0
Total	811	$57.15	—

(1)
During the second quarter of fiscal 2023, the Company repurchased 811 shares of the Company’s common stock via share withholding for payroll tax obligations due from employees in connection with the delivery of shares of the Company’s common stock under our incentive plans.

(2)
On November 16, 2022, the Board of Directors authorized a new share repurchase program for up to $300 million of the Company’s outstanding common stock. This authorization replaced the previously authorized $250 million share repurchase program. The new share repurchase program has an expiration date of November 16, 2026 and may be amended, suspended, or discontinued at any time at the Company’s discretion, subject to compliance with applicable laws. Repurchases under this program depend upon market place conditions and other factors, including compliance with the covenants under the ABL Facility and the indentures governing the Notes due 2025, Notes due 2027, and Notes due 2029. As of December 31, 2022, $300 million remained available for share repurchases.

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

PERFORMANCE FOOD GROUP COMPANY (Registrant)

Dated: February 8, 2023	By:	/s/ H. Patrick Hatcher
	Name:	H. Patrick Hatcher
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)