Form 10-Q
period 2023-04-01
Performance Food Group Co
filed 2023-05-11
CIK 1618673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2023

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

156,145,860 shares of common stock were outstanding as of May 3, 2023.

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
the effects of health epidemics;
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

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except per share data)	As of April 1, 2023	As of July 2, 2022
ASSETS
Current assets:
Cash	$8.2	$11.6
Accounts receivable, less allowances of $60.8 and $54.2	2,283.9	2,307.4
Inventories, net	3,247.3	3,428.6
Income taxes receivable	62.1	34.0
Prepaid expenses and other current assets	231.5	240.4
Total current assets	5,833.0	6,022.0
Goodwill	2,302.8	2,279.2
Other intangible assets, net	1,073.6	1,195.6
Property, plant and equipment, net	2,197.2	2,134.5
Operating lease right-of-use assets	660.2	623.4
Other assets	122.7	123.3
Total assets	$12,189.5	$12,378.0
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable and outstanding checks in excess of deposits	2,477.4	2,559.5
Accrued expenses and other current liabilities	780.6	882.6
Finance lease obligations—current installments	94.0	79.9
Operating lease obligations—current installments	104.9	111.0
Total current liabilities	3,456.9	3,633.0
Long-term debt	3,532.4	3,908.8
Deferred income tax liability, net	430.9	424.3
Finance lease obligations, excluding current installments	396.1	366.7
Operating lease obligations, excluding current installments	582.4	530.8
Other long-term liabilities	209.1	214.9
Total liabilities	8,607.8	9,078.5
Commitments and contingencies (Note 11)
Shareholders’ equity:
Common Stock: $0.01 par value per share, 1.0 billion shares authorized, 154.5 million shares issued and outstanding as of April 1, 2023; 153.6 million shares issued and outstanding as of July 2, 2022	1.5	1.5
Additional paid-in capital	2,851.4	2,816.8
Accumulated other comprehensive income, net of tax expense of $4.2 and $3.8	11.9	11.4
Retained earnings	716.9	469.8
Total shareholders’ equity	3,581.7	3,299.5
Total liabilities and shareholders’ equity	$12,189.5	$12,378.0

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per share data)	Three Months Ended April 1, 2023	Three Months Ended April 2, 2022	Nine Months Ended April 1, 2023	Nine Months Ended April 2, 2022
Net sales	$13,771.3	$13,079.0	$42,389.5	$36,304.1
Cost of goods sold	12,259.4	11,733.4	37,802.9	32,537.4
Gross profit	1,511.9	1,345.6	4,586.6	3,766.7
Operating expenses	1,343.1	1,277.0	4,082.6	3,592.1
Operating profit	168.8	68.6	504.0	174.6
Other expense, net:
Interest expense	55.9	45.9	162.0	135.1
Other, net	1.1	(11.3)	4.1	(11.4)
Other expense, net	57.0	34.6	166.1	123.7
Income before taxes	111.8	34.0	337.9	50.9
Income tax expense	31.5	10.6	90.8	14.4
Net income	$80.3	$23.4	$247.1	$36.5
Weighted-average common shares outstanding:
Basic	154.5	153.3	154.1	148.6
Diluted	156.5	154.9	156.1	150.2
Earnings per common share:
Basic	$0.52	$0.15	$1.60	$0.25
Diluted	$0.51	$0.15	$1.58	$0.24

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

($ in millions)	Three Months Ended April 1, 2023	Three Months Ended April 2, 2022	Nine Months Ended April 1, 2023	Nine Months Ended April 2, 2022
Net income	$80.3	$23.4	$247.1	$36.5
Other comprehensive (loss) income, net of tax:
Interest rate swaps:
Change in fair value, net of tax	(1.3)	10.5	6.9	13.6
Reclassification adjustment, net of tax	(2.5)	0.7	(5.3)	3.4
Foreign currency translation adjustment, net of tax	0.4	0.4	(1.1)	0.4
Other comprehensive (loss) income	(3.4)	11.6	0.5	17.4
Total comprehensive income	$76.9	$35.0	$247.6	$53.9

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Shareholders’
(In millions)	Shares	Amount	Capital	Income	Earnings	Equity
Balance as of January 1, 2021	153.3	$1.5	$2,788.5	$0.5	$370.4	$3,160.9
Net income	—	—	—	—	23.4	23.4
Interest rate swaps	—	—	—	11.2	—	11.2
Foreign currency translation adjustment	—	—	—	0.4	—	0.4
Issuance of common stock under stock-based compensation plans	—	—	(1.2)	—	—	(1.2)
Stock-based compensation expense	—	—	9.8	—	—	9.8
Balance as of April 2, 2022	153.3	$1.5	$2,797.1	$12.1	$393.8	$3,204.5

Balance as of December 31, 2023	154.3	$1.5	$2,843.1	$15.3	$636.6	$3,496.5
Net income	—	—	—	—	80.3	80.3
Interest rate swaps	—	—	—	(3.8)	—	(3.8)
Foreign currency translation adjustment	—	—	—	0.4	—	0.4
Issuance of common stock under stock-based compensation plans	0.2	—	(1.0)	—	—	(1.0)
Stock-based compensation expense	—	—	9.3	—	—	9.3
Balance as of April 1, 2023	154.5	$1.5	$2,851.4	$11.9	$716.9	$3,581.7

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Shareholders’
(In millions)	Shares	Amount	Capital	(Loss) Income	Earnings	Equity
Balance as of July 3, 2021	132.5	$1.3	$1,752.8	$(5.3)	$357.3	$2,106.1
Net income	—	—	—	—	36.5	36.5
Interest rate swaps	—	—	—	17.0	—	17.0
Foreign currency translation adjustment	—	—	—	0.4	—	0.4
Issuance of common stock under stock-based compensation plans	0.6	—	(8.0)	—	—	(8.0)
Issuance of common stock under employee stock purchase plan	0.3	—	12.3	—	—	12.3
Conversion of Core-Mark shares of common stock	19.9	0.2	998.6	—	—	998.8
Conversion of Core-Mark stock-based compensation (1)	—	—	9.2	—	—	9.2
Stock-based compensation expense	—	—	32.2	—	—	32.2
Balance as of April 2, 2022	153.3	$1.5	$2,797.1	$12.1	$393.8	$3,204.5

Balance as of July 2, 2022	153.6	1.5	2,816.8	11.4	469.8	3,299.5
Net income	—	—	—	—	247.1	247.1
Interest rate swaps	—	—	—	1.6	—	1.6
Foreign currency translation adjustment	—	—	—	(1.1)	—	(1.1)
Issuance of common stock under stock-based compensation plans	0.7	—	(9.7)	—	—	(9.7)
Issuance of common stock under employee stock purchase plan	0.2	—	14.3	—	—	14.3
Stock-based compensation expense	—	—	30.0	—	—	30.0
Balance as of April 1, 2023	154.5	$1.5	$2,851.4	$11.9	$716.9	$3,581.7

(1) Represents the portion of replacement stock-based compensation awards that relates to pre-combination vesting.

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

($ in millions)	Nine Months Ended April 1, 2023	Nine Months Ended April 2, 2022
Cash flows from operating activities:
Net income	$247.1	$36.5
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	232.2	203.2
Amortization of intangible assets	137.0	136.1
Amortization of deferred financing costs	7.7	7.1
Provision for losses on accounts receivables	9.5	8.2
Change in LIFO reserve	68.3	55.3
Stock compensation expense	33.1	34.9
Deferred income tax expense (benefit)	5.4	(3.8)
Loss on extinguishment of debt	—	3.2
Change in fair value of derivative assets and liabilities	19.9	(6.7)
Other non-cash activities	(2.7)	21.1
Changes in operating assets and liabilities, net
Accounts receivable	18.0	(68.4)
Inventories	170.5	(171.5)
Income taxes receivable	(31.4)	18.3
Prepaid expenses and other assets	(2.1)	1.5
Trade accounts payable and outstanding checks in excess of deposits	(141.2)	177.4
Accrued expenses and other liabilities	(114.1)	(61.8)
Net cash provided by operating activities	657.2	390.6
Cash flows from investing activities:
Purchases of property, plant and equipment	(177.2)	(140.8)
Net cash paid for acquisitions	(63.9)	(1,651.1)
Proceeds from sale of property, plant and equipment and other	21.6	3.7
Net cash used in investing activities	(219.5)	(1,788.2)
Cash flows from financing activities:
Net (payments) borrowings under ABL Facility	(380.6)	835.7
Borrowing of Notes due 2029	—	1,000.0
Repayment of Notes due 2024	—	(350.0)
Cash paid for debt issuance, extinguishment and modifications	—	(24.9)
Payments under finance lease obligations	(64.7)	(67.4)
Proceeds from employee stock purchase plan	14.3	12.3
Proceeds from exercise of stock options	2.9	2.7
Cash paid for shares withheld to cover taxes	(12.6)	(10.7)
Other financing activities	(0.3)	(1.5)
Net cash (used in) provided by financing activities	(441.0)	1,396.2
Net decrease in cash and restricted cash	(3.3)	(1.4)
Cash and restricted cash, beginning of period	18.7	22.2
Cash and restricted cash, end of period	$15.4	$20.8

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

(In millions)	As of April 1, 2023	As of July 2, 2022
Cash	$8.2	$11.6
Restricted cash(1)	7.2	7.1
Total cash and restricted cash	$15.4	$18.7

(1)
Restricted cash is reported within Other assets and represents the amounts required by insurers to collateralize a part of the deductibles for the Company’s workers’ compensation and liability claims.

Supplemental disclosures of non-cash transactions are as follows:

(In millions)	Nine Months Ended April 1, 2023	Nine Months Ended April 2, 2022
Non-cash issuance of Common Stock in exchange for Core-Mark stock	—	1,008.0

Supplemental disclosures of cash flow information are as follows:

(In millions)	Nine Months Ended April 1, 2023	Nine Months Ended April 2, 2022
Cash paid during the year for:
Interest	$152.8	$101.8
Income tax payments net of refunds	112.6	3.0

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

The Company has customer contracts in which incentives are paid upfront to certain customers. These payments have become industry practice and are not related to financing the customer’s business, nor are they associated with any distinct good or service to be received from the customer. These incentive payments are capitalized and amortized over the life of the contract or the expected life of the customer relationship on a straight-line basis. The Company’s contract asset for these incentives totaled $31.2 million and $26.4 million as of April 1, 2023 and July 2, 2022, respectively.

5.
Business Combinations

During the first nine months of fiscal 2023, the Company paid cash of $63.9 million for one acquisition. This acquisition did not materially affect the Company's results of operations. During the first nine months of fiscal 2022, the Company made two acquisitions in cash and stock transactions totaling $2.7 billion. Included below is the information related to our material acquisition of Core-Mark.

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

The net sales and net loss related to Core-Mark recorded in the Company’s Consolidated Statements of Operations for the three months ended April 2, 2022 were $4.1 billion and $5.1 million, respectively. The net sales and net loss related to Core-Mark recorded in the Company’s Consolidated Statements of Operations from the acquisition date to April 2, 2022 were $9.9 billion and $9.5 million, respectively. The net loss related to Core-Mark for the third quarter of fiscal 2022 and since the acquisition date was driven by purchase accounting and last-in-first-out (“LIFO”) inventory reserve adjustments. The following table summarizes the unaudited pro-forma consolidated financial information of the Company as if the acquisition had occurred on June 28, 2020.

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

Debt consisted of the following:

(In millions)	As of April 1, 2023	As of July 2, 2022
Credit Agreement	$1,227.8	$1,608.4
6.875% Notes due 2025	275.0	275.0
5.500% Notes due 2027	1,060.0	1,060.0
4.250% Notes due 2029	1,000.0	1,000.0
Less: Original issue discount and deferred financing costs	(30.4)	(34.6)
Long-term debt	3,532.4	3,908.8
Less: current installments	-	-
Total debt, excluding current installments	$3,532.4	$3,908.8

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

Prior to the execution of the First Amendment (as defined below), borrowings under the ABL Facility bore interest, at Performance Food Group, Inc.’s option, at (a) the Base Rate (defined as the greater of (i) the Federal Funds Rate in effect on such date plus 0.5%, (ii) the Prime Rate on such day, or (iii) one month LIBOR plus 1.0%) plus a spread, or (b) LIBOR plus a spread. The ABL Facility also provides for an unused commitment fee rate of 0.25% per annum.

The following table summarizes outstanding borrowings, availability, and the average interest rate under the Company's ABL Facility:

(Dollars in millions)	As of April 1, 2023	As of July 2, 2022
Aggregate borrowings	$1,227.8	$1,608.4
Letters of credit	176.8	190.5
Excess availability, net of lenders’ reserves of $98.6 and $104.4	2,595.4	2,201.1
Average interest rate, excluding impact of interest rate swaps	6.27%	2.89%

On April 17, 2023, PFGC and Performance Food Group, Inc. entered into the First Amendment to Fifth Amended and Restated Credit Agreement (the "First Amendment") with Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent, and the other lenders party thereto. The First Amendment amends the ABL Facility (as amended by the First Amendment, the "Amended ABL Facility").

The First Amendment, among other things, transitioned the benchmark interest rate for the Amended ABL Facility from LIBOR to the term secured overnight funding rate (“SOFR”). As a result of the First Amendment, borrowings under the Amended ABL Facility bear interest, at Performance Food Group, Inc.’s option, at (a) the Base Rate (defined as the greatest of (i) a floor rate of 0.00%, (ii) the federal funds rate in effect on such date plus 0.5%, (iii) the prime rate on such day, or (iv) one month Term SOFR (as defined in the Amended ABL Facility) plus 1.0%) plus a spread or (b) Adjusted Term SOFR (as defined in the Amended ABL Facility) plus a spread. The Amended ABL Facility also provides for an unused commitment fee at a rate of 0.250% per annum.

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

On March 20, 2023, Performance Food Group, Inc. entered into an interest rate swap with Capital One, National Association ("Capital One, N.A.") for a $100.0 million notional amount effective from December 16, 2024 and expiring on December 15, 2027. The Company receives floating monthly interest payments based on the greater of one month SOFR CME term or 0.00% and pays a fixed rate of 3.14% to Capital One, N.A.

As of April 1, 2023, Performance Food Group, Inc. had three interest rate swaps with a combined $500.0 million notional amount. The following table summarizes the outstanding swap agreements as of April 1, 2023 (in millions):

Effective Date	Maturity Date	Notional Amount	Fixed Rate Swapped
August 9, 2021	April 9, 2023	$50.0	2.93%
April 15, 2021	December 15, 2024	$350.0	0.84%
December 16, 2024	December 15, 2027	$100.0	3.14%

On April 10, 2023, Performance Food Group, Inc. entered into an amended interest rate swap with Capital One, N.A. for the $350.0 million notional amount effective from April 17, 2023 and expiring on December 16, 2024. The Company receives floating monthly interest payments based on the greater of one-month SOFR CME term or a negative 0.10% and pays a fixed rate of 0.77% to Capital One, N.A. Prior to April 17, 2023, the Company was receiving interest payments based on one-month LIBOR term and paid a fixed rate of 0.84% to Capital One, N.A.

8.
Leases

The Company determines if an arrangement is a lease at inception and recognizes a financing or operating lease liability and right-of-use asset in the Company’s consolidated balance sheet. Right-of-use assets and lease liabilities for both operating and finance leases are recognized based on present value of lease payments over the lease term at commencement date. When the Company’s leases do not provide an implicit rate, the Company uses the incremental borrowing rate based on the information available at commencement date to determine the present value of lease payments. This rate was determined by using the yield curve based on the Company’s credit rating adjusted for the Company’s specific debt profile and secured debt risk. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The lease expenses for these short-term leases are recognized on a straight-line basis over the lease term. The Company has several lease agreements that contain lease and non-lease components, such as maintenance, taxes, and insurance, which are accounted for separately. The difference between the operating lease right-of-use assets and operating lease liabilities primarily relates to adjustments for deferred rent, favorable leases, and prepaid rent.

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

Certain of the leases for tractors, trailers, and other vehicles and equipment provide for residual value guarantees to the lessors. Circumstances that would require the subsidiary to perform under the guarantees include either (1) default on the leases with the leased assets being sold for less than the specified residual values in the lease agreements, or (2) decisions not to purchase the assets at the end of the lease terms combined with the sale of the assets, with sales proceeds less than the residual value of the leased assets specified in the lease agreements. Residual value guarantees under these operating lease agreements typically range between 6% and 20% of the value of the leased assets at inception of the lease. These leases have original terms ranging from 5 to 7 years and are set to expire at various dates ranging from 2023 to 2028. As of April 1, 2023, the undiscounted maximum amount of potential future payments for lease residual value guarantees totaled approximately $11.1 million, which would be mitigated by the fair value of the leased assets at lease expiration.

The following table presents the location of the right-of-use assets and lease liabilities in the Company's consolidated balance sheet as of April 1, 2023 and July 2, 2022 (in millions), as well as the weighted-average lease term and discount rate for the Company's leases:

Leases	Consolidated Balance Sheet Location	As of April 1, 2023	As of July 2, 2022
Assets:
Operating	Operating lease right-of-use assets	$660.2	$623.4
Finance	Property, plant and equipment, net	507.5	463.8
Total lease assets		$1,167.7	$1,087.2
Liabilities:
Current
Operating	Operating lease obligations—current installments	$104.9	$111.0
Finance	Finance lease obligations—current installments	94.0	79.9
Non-current
Operating	Operating lease obligations, excluding current installments	582.4	530.8
Finance	Finance lease obligations, excluding current installments	396.1	366.7
Total lease liabilities		$1,177.4	$1,088.4

Weighted average remaining lease term
Operating leases		8.1 years	8.2 years
Finance leases		5.6 years	5.7 years
Weighted average discount rate
Operating leases		4.5%	3.9%
Finance leases		4.0%	3.7%

The following table presents the location of lease costs in the Company’s consolidated statement of operations for the periods reported (in millions):

		Three Months Ended		Nine Months Ended
Lease Cost	Statement of Operations Location	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Finance lease cost:
Amortization of finance lease assets	Operating expenses	$21.9	$20.6	$63.5	$51.9
Interest on lease liabilities	Interest expense	5.0	4.2	13.7	12.4
Total finance lease cost		$26.9	$24.8	$77.2	$64.3
Operating lease cost	Operating expenses	36.5	43.6	110.4	111.9
Short-term lease cost	Operating expenses	20.7	10.9	55.4	39.5
Total lease cost		$84.1	$79.3	$243.0	$215.7

The following table presents the supplemental cash flow information related to leases for the periods reported (in millions):

	Nine Months Ended
(In millions)	April 1, 2023	April 2, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$101.9	$99.0
Operating cash flows from finance leases	13.7	12.4
Financing cash flows from finance leases	64.7	67.4
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	129.0	63.5
Finance leases	108.2	96.7

The following table presents the future minimum lease payments under non-cancelable leases as of April 1, 2023 (in millions):

Fiscal Year	Operating Leases	Finance Leases
2023	$33.9	$27.6
2024	130.7	111.0
2025	114.5	103.1
2026	97.2	98.4
2027	89.1	82.5
Thereafter	371.0	129.9
Total future minimum lease payments	$836.4	$552.5
Less: Interest	149.1	62.4
Present value of future minimum lease payments	$687.3	$490.1

As of April 1, 2023, the Company had additional operating and finance leases that had not yet commenced, which total $490.4 million in future minimum lease payments. These leases relate primarily to build-to-suit warehouse leases which will replace existing distribution centers and will commence upon building completion with terms of 15 to 20 years. In addition, these leases include vehicle leases expected to commence in fiscal 2023 with lease terms of 3 to 10 years.

9.
Fair Value of Financial Instruments

The carrying values of cash, accounts receivable, outstanding checks in excess of deposits, trade accounts payable, and accrued expenses approximate their fair values because of the relatively short maturities of those instruments. The derivative assets and liabilities are recorded at fair value on the balance sheet. The fair value of long-term debt, which has a carrying value of $3,532.4 million and $3,908.8 million, is $3,445.9 million and $3,704.6 million at April 1, 2023 and July 2, 2022, respectively, and is determined by reviewing current market pricing related to comparable debt issued at the time of the balance sheet date, and is considered a Level 2 measurement.

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

The Company’s effective tax rate was 28.1% for the three months ended April 1, 2023 and 31.3% for the three months ended April 2, 2022. The Company's effective tax rate was 26.9% for the nine months ended April 1, 2023 and 28.4% for the nine months ended April 2, 2022. The effective tax rate varies from the 21% statutory rate primarily due to state taxes, federal credits, and other permanent items. The excess tax benefit of exercised and vested stock awards is treated as a discrete item. The effective tax rates for periods ended April 1, 2023, differed from the prior year periods primarily due to a decrease in non-deductible expenses and state income tax expense as a percentage of book income, partially offset by a decrease in deductible discrete items related to stock-based compensation.

As of April 1, 2023 and July 2, 2022, the Company had net deferred tax assets of $202.2 million and $204.9 million, respectively, and deferred tax liabilities of $633.1 million and $629.2 million, respectively. As of both April 1, 2023 and July 2, 2022, the Company had established a valuation allowance of $2.6 million, net of federal benefit, against deferred tax assets related to certain net operating losses which are not likely to be realized due to limitations on utilization. The Company believes that it is more likely than not that the remaining deferred tax assets will be realized.

11.
Commitments and Contingencies

Purchase Obligations

The Company had outstanding contracts and purchase orders of $142.3 million related to capital projects and services including purchases of compressed natural gas for its trucking fleet at April 1, 2023. Amounts due under these contracts were not included on the Company’s consolidated balance sheet as of April 1, 2023.

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

On December 6, 2022, JUUL announced that it had reached settlements with the plaintiffs in the MDL and related cases that had been consolidated in the U.S. District Court for Northern District of California (the “MDL Settlement”). On January 18, 2023, the parties who were set to participate in the first round of bellwether trials in the MDL submitted a joint status filing with the court in which they notified the court of, among other things, the settlement JUUL reached with the plaintiffs (the “Joint Status Filing”). Per the settlement agreement, the MDL Settlement encompasses the various personal injury, consumer class action, government entity, and Native American tribe claims made against JUUL and includes, among others, all of the Distributor Defendants (including Core-Mark and Eby-Brown) as released parties; however, the release applicable to the Distributor Defendants, as well as certain other defendants, will not take effect until after JUUL makes the first settlement payment required in the settlement agreement to a settlement trust account. That payment is due forty-five days after final approval of the MDL Settlement is entered by the court, which has not yet occurred as of the date of this report. As a result of the MDL Settlement, all scheduling order dates (e.g., discovery and motion deadlines and the bellwether trial dates) in the MDL have been stayed with respect to Eby-Brown and Core-Mark.

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

Tax Liabilities

The Company is subject to customary audits by authorities in the jurisdictions where it conducts business, which may result in assessments of additional taxes.

12.
Related-Party Transactions

The Company participates in, and has an equity method investment in, a purchasing alliance that was formed to obtain better pricing, to expand product options, to reduce internal costs, and to achieve greater inventory turnover. The Company’s investment in the purchasing alliance was $10.0 million as of April 1, 2023 and $8.7 million as of July 2, 2022. For the three-month periods ended April 1, 2023 and April 2, 2022, the Company recorded purchases of $491.3 million and $441.8 million, respectively, through the purchasing alliance. For the nine-month periods ended April 1, 2023 and April 2, 2022, the Company recorded purchases of $1,456.9 million and $1,342.6 million, respectively, through the purchasing alliance.

13.
Earnings Per Common Share

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is calculated using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. The Company’s potential common shares include outstanding stock-based compensation awards and expected issuable shares under the employee stock purchase plan. In computing diluted earnings per common share, the average closing stock price for the period is used in determining the number of shares assumed to be purchased with the assumed proceeds under the treasury stock method. Potential common shares of 0.1 million for the nine months ended April 1, 2023 were not included in computing diluted earnings per common share because the effect would have been antidilutive. No potential common shares were considered antidilutive for the three months ended April 1, 2023 and the three and nine months ended April 2, 2022.

A reconciliation of the numerators and denominators for the basic and diluted earnings per common share computations is as follows:

(In millions, except per share amounts)	Three Months Ended April 1, 2023	Three Months Ended April 2, 2022	Nine Months Ended April 1, 2023	Nine Months Ended April 2, 2022
Numerator:
Net income	$80.3	$23.4	$247.1	$36.5
Denominator:
Weighted-average common shares outstanding	154.5	153.3	154.1	148.6
Dilutive effect of potential common shares	2.0	1.6	2.0	1.6
Weighted-average dilutive shares outstanding	156.5	154.9	156.1	150.2
Basic earnings per common share	$0.52	$0.15	$1.60	$0.25
Diluted earnings per common share	$0.51	$0.15	$1.58	$0.24

14. Segment Information

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

The presentation and amounts for the three and nine months ended April 2, 2022 have been restated to reflect the change to the measure of segment profit to Adjusted EBITDA described above.

(In millions)	Foodservice	Vistar	Convenience	Corporate & All Other	Eliminations	Consolidated
For the three months ended April 1, 2023
Net external sales	$6,941.2	$1,114.0	$5,681.3	$34.8	$—	$13,771.3
Inter-segment sales	5.0	0.8	—	149.3	(155.1)	—
Total sales	6,946.2	1,114.8	5,681.3	184.1	(155.1)	13,771.3
Depreciation and amortization	70.9	10.4	36.7	6.8	—	124.8
Capital expenditures	60.6	4.2	8.1	6.2	—	79.1
For the three months ended April 2, 2022
Net external sales	$6,600.4	$891.6	$5,574.6	$12.4	$—	$13,079.0
Inter-segment sales	4.5	0.6	—	122.3	(127.4)	—
Total sales	6,604.9	892.2	5,574.6	134.7	(127.4)	13,079.0
Depreciation and amortization	67.3	13.3	37.3	6.2	—	124.1
Capital expenditures	49.2	9.1	10.3	3.7	—	72.3

(In millions)	Foodservice	Vistar	Convenience	Corporate & All Other	Eliminations	Consolidated
For the nine months ended April 1, 2023
Net external sales	$21,157.3	$3,321.6	$17,832.3	$78.3	$—	$42,389.5
Inter-segment sales	15.5	2.2	$—	412.1	(429.8)	—
Total sales	21,172.8	3,323.8	17,832.3	490.4	(429.8)	42,389.5
Depreciation and amortization	208.7	31.7	110.0	18.8	—	369.2
Capital expenditures	137.2	8.7	21.6	9.7	—	177.2
For the nine months ended April 2, 2022
Net external sales	$19,168.1	$2,644.3	$14,455.8	$35.9	$—	$36,304.1
Inter-segment sales	13.2	1.7	—	340.8	(355.7)	—
Total sales	19,181.3	2,646.0	14,455.8	376.7	(355.7)	36,304.1
Depreciation and amortization	192.3	39.5	89.0	18.5	—	339.3
Capital expenditures	95.9	14.4	20.3	10.2	—	140.8

Adjusted EBITDA for each reportable segment and Corporate & All Other is presented below along with a reconciliation to consolidated income before taxes.

	Three Months Ended		Nine Months Ended
	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Foodservice Adjusted EBITDA	$220.0	$180.1	$670.3	$517.7
Vistar Adjusted EBITDA	73.1	48.0	$239.7	127.9
Convenience Adjusted EBITDA	73.2	61.9	$248.1	169.8
Corporate & All Other Adjusted EBITDA	(51.6)	(52.1)	$(179.9)	(152.7)
Depreciation and amortization	(124.8)	(124.1)	$(369.2)	(339.3)
Interest expense	(55.9)	(45.9)	$(162.0)	(135.1)
Change in LIFO reserve	(16.5)	(21.1)	$(68.3)	(55.3)
Stock-based compensation expense	(10.2)	(10.6)	$(33.1)	(34.9)
(Loss) Gain on fuel derivatives	(2.7)	10.5	$(5.2)	10.4
Acquisition, integration & reorganization expenses	(1.4)	(9.7)	$(7.2)	(47.0)
Other adjustments (1)	8.6	(3.0)	$4.7	(10.6)
Income before taxes	$111.8	$34.0	$337.9	$50.9

(1) Other adjustments include a $10.8 million gain on the sale of a warehouse facility for the three and nine months ended April 1, 2023, as well as asset impairments, amounts related to favorable and unfavorable leases, foreign currency transaction gains and losses, and franchise tax expense.

Total assets by reportable segment, excluding intercompany receivables between segments, are as follows:

(In millions)	As of April 1, 2023	As of July 2, 2022
Foodservice	$6,400.0	$6,455.3
Vistar	1,225.9	1,133.7
Convenience	4,064.8	4,411.6
Corporate & All Other	498.8	377.4
Total assets	$12,189.5	$12,378.0

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

On September 1, 2021, Performance Food Group Company completed the acquisition of Core-Mark. Refer to Note 5. Business Combinations of the consolidated financial statements in this Form 10-Q for additional details regarding the acquisition of Core-Mark.

Key Factors Affecting Our Business

Our business, our industry and the U.S. economy are influenced by a number of general macroeconomic factors, including, but not limited to, changes in the rate of inflation and fuel prices, interest rates, supply chain disruptions, labor shortages, and the effects of health epidemics and pandemics. We continue to actively monitor the impacts of the evolving macroeconomic and geopolitical landscape on all aspects of our business. The Company and our industry may face challenges related to product and fleet supply, increased product and logistics costs, access to labor supply, and lower disposable incomes due to inflationary pressures and macroeconomic conditions. The extent to which these challenges will affect our future financial position, liquidity, and results of operations remains uncertain.

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

Results of Operations and Adjusted EBITDA

The following table sets forth a summary of our results of operations and Adjusted EBITDA for the periods indicated (in millions, except per share data):

	Three Months Ended
	April 1, 2023	April 2, 2022	Change	%
Net sales	$13,771.3	$13,079.0	$692.3	5.3
Cost of goods sold	12,259.4	11,733.4	526.0	4.5
Gross profit	1,511.9	1,345.6	166.3	12.4
Operating expenses	1,343.1	1,277.0	66.1	5.2
Operating profit	168.8	68.6	100.2	146.1
Other expense, net
Interest expense	55.9	45.9	10.0	21.8
Other, net	1.1	(11.3)	12.4	109.7
Other expense, net	57.0	34.6	22.4	64.7
Income before income taxes	111.8	34.0	77.8	228.8
Income tax expense	31.5	10.6	20.9	197.2
Net income	$80.3	$23.4	$56.9	243.2
Adjusted EBITDA	$314.7	$237.9	$76.8	32.3
Weighted-average common shares outstanding:
Basic	154.5	153.3	1.2	0.8
Diluted	156.5	154.9	1.6	1.0
Earnings per common share:
Basic	$0.52	$0.15	$0.37	246.7
Diluted	$0.51	$0.15	$0.36	240.0

	Nine Months Ended
	April 1, 2023	April 2, 2022	Change	%
Net sales	$42,389.5	$36,304.1	$6,085.4	16.8
Cost of goods sold	37,802.9	32,537.4	5,265.5	16.2
Gross profit	4,586.6	3,766.7	819.9	21.8
Operating expenses	4,082.6	3,592.1	490.5	13.7
Operating profit	504.0	174.6	329.4	188.7
Other expense, net
Interest expense	162.0	135.1	26.9	19.9
Other, net	4.1	(11.4)	15.5	136.0
Other expense, net	166.1	123.7	42.4	34.3
Income before income taxes	337.9	50.9	287.0	563.9
Income tax expense	90.8	14.4	76.4	530.6
Net income	$247.1	$36.5	$210.6	577.0
Adjusted EBITDA	$978.2	$662.7	$315.5	47.6
Weighted-average common shares outstanding:
Basic	154.1	148.6	5.5	3.7
Diluted	156.1	150.2	5.9	3.9
Earnings per common share:
Basic	$1.60	$0.25	$1.35	540.0
Diluted	$1.58	$0.24	$1.34	558.3

We believe that the most directly comparable GAAP measure to Adjusted EBITDA is net income. The following table reconciles Adjusted EBITDA to net income for the periods presented:

	Three Months Ended		Nine Months Ended
	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
	(In millions)		(In millions)
Net income	$80.3	$23.4	$247.1	$36.5
Interest expense	55.9	45.9	162.0	135.1
Income tax expense	31.5	10.6	90.8	14.4
Depreciation	78.7	75.8	232.2	203.2
Amortization of intangible assets	46.1	48.3	137.0	136.1
Change in LIFO reserve (1)	16.5	21.1	68.3	55.3
Stock-based compensation expense	10.2	10.6	33.1	34.9
Loss (gain) on fuel derivatives	2.7	(10.5)	5.2	(10.4)
Acquisition, integration & reorganization expenses (2)	1.4	9.7	7.2	47.0
Other adjustments (3)	(8.6)	3.0	(4.7)	10.6
Adjusted EBITDA	$314.7	$237.9	$978.2	$662.7

(1)
Includes a decrease in the LIFO reserve of $13.1 million for Foodservice and an increase of $29.6 million for Convenience for the third quarter of fiscal 2023 compared to increases of $3.2 million and $17.9 million for Foodservice and Convenience, respectively, for the third quarter of fiscal 2022. The LIFO reserve decreased $15.1 million for Foodservice and increased $83.4 million for Convenience for the first nine months of fiscal 2023 compared to increases of $17.1 million for Foodservice and $38.2 million for Convenience for the first nine months of fiscal 2022.
(2)
Includes professional fees and other costs related to completed and abandoned acquisitions, costs of integrating certain of our facilities, and facility closing costs.
(3)
Includes a $10.8 million gain on the sale of a Vistar warehouse facility for the three and nine months ended April 1, 2023, as well as asset impairments, amounts related to favorable and unfavorable leases, foreign currency transaction gains and losses, franchise tax expense, and other adjustments permitted by our ABL Facility.

Consolidated Results of Operations

Three and nine months ended April 1, 2023 compared to the three and nine months ended April 2, 2022

Net Sales

Net sales growth is a function of acquisitions, case growth, pricing (which is primarily based on product inflation/deflation), and a changing mix of customers, channels, and product categories sold.

Net sales increased $692.3 million, or 5.3%, from the third quarter of fiscal 2022 to the third quarter of fiscal 2023 due to an increase in selling price per case as a result of inflation and channel mix and growth in cases sold. Net sales increased $6.1 billion, or 16.8%, for the first nine months of fiscal 2023 compared to the first nine months of fiscal 2022 as a result of the acquisition of Core-Mark in the first quarter of fiscal 2022 and an increase in selling price per case due to inflation and channel mix. The overall rate of product cost inflation has continued to decline through the first nine months of fiscal 2023 and was approximately 7.2% for the third quarter of fiscal 2023 and 10.0% for the first nine months of fiscal 2023. Total case volume increased 3.1% and 7.3%, including 8.3% and 7.2% of independent case growth, in the third quarter and first nine months of fiscal 2023, respectively, compared to the same periods of fiscal 2022. Total organic case volume increased 3.1% and 1.5% in the third quarter and the first nine months of fiscal 2023 compared to the prior year periods.

Gross Profit

Gross profit increased $166.3 million, or 12.4%, for the third quarter of fiscal 2023 compared to the third quarter of fiscal 2022. The increase in gross profit for the third quarter of fiscal 2023 was primarily driven by a favorable shift in the mix of cases sold and growth in the independent channel. Gross profit increased $819.9 million, or 21.8%, for the first nine months of fiscal 2023 compared to the first nine months of fiscal 2022. The increase in gross profit for the first nine months of fiscal 2023 was primarily driven by the acquisition of Core-Mark in the first quarter of fiscal 2022, a favorable shift in the mix of cases sold, procurement related gains, and growth in the independent channel, partially offset by an increase in the LIFO reserve.

Operating Expenses

Operating expenses increased $66.1 million, or 5.2%, for the third quarter of fiscal 2023 compared to the third quarter of fiscal 2022. The increase in operating expenses was primarily driven by the increase in case volume and the resulting impact on variable operational expenses, a $54.4 million increase in personnel expense primarily related to salaries and wages, commissions, and benefits and an $8.1 million increase in repairs and maintenance expense primarily related to transportation equipment and cloud-based information technology services for the third quarter of fiscal 2023 as compared to the prior year period. Included in the third quarter fiscal 2023 operating expenses is a $10.8 million gain on the sale of a Vistar warehouse facility.

Operating expenses increased $490.5 million, or 13.7%, for the first nine months of fiscal 2023 compared to the first nine months of fiscal 2022. The increase in operating expenses for the first nine months of fiscal 2023 was primarily driven by the acquisition of Core-Mark, as well as increases in personnel expense, fuel expense, and repairs and maintenance expense. Operating expenses include an incremental $215.1 million for Core-Mark in the first nine months of fiscal 2023 compared to seven months of operating expenses for Core-Mark in fiscal 2022. Operating expenses also increased as a result of a $139.9 million increase in personnel expenses primarily related to salaries and wages, commissions and benefits, a $53.1 million increase in fuel expense primarily due to higher fuel prices, and a $21.7 million increase in repairs and maintenance expense primarily related to transportation equipment and cloud-based information technology services for the first nine months of fiscal 2023 compared to the prior year period. These increases were partially offset by a $15.8 million decrease in professional fees primarily related to prior year acquisitions for the first nine months of fiscal 2023 compared to the prior year period and a $10.8 million gain on the sale of a warehouse facility.

Depreciation and amortization of intangible assets increased from $124.1 million in the third quarter of fiscal 2022 to $124.8 million in the third quarter of fiscal 2023. Depreciation and amortization of intangible assets increased from $339.3 million in the first nine months of fiscal 2022 to $369.2 million in the first nine months of fiscal 2023. Depreciation of fixed assets and amortization of intangible assets increased as a result of the Core-Mark acquisition and a prior year acquisition within Foodservice.

Net Income

Net income increased $56.9 million for the third quarter of fiscal 2023 compared to the third quarter of fiscal 2022. Net income increased $210.6 million for the first nine months of fiscal 2023 compared to the first nine months of fiscal 2022. The increase in net income was primarily attributable to the increase in operating profit, partially offset by increases in income tax expense, interest expense and other, net. The increase in interest expense was primarily the result of an increase in the average interest rate during the third quarter and first nine months of fiscal 2023 compared to the prior year periods. The increase in other, net primarily relates to changes in the fair value of fuel hedging derivatives.

The Company reported income tax expense of $31.5 million and $90.8 million for the third quarter and first nine months of fiscal 2023, respectively, compared to income tax expense of $10.6 million and $14.4 million for the third quarter and first nine months of fiscal 2022, respectively. Our effective tax rates for the third quarter and first nine months of fiscal 2023 were 28.1% and 26.9%, respectively, compared to 31.3% and 28.4% for the third quarter and first nine months of fiscal 2022, respectively. The effective tax rates for periods ended April 1, 2023 differed from the prior year periods primarily due to a decrease in non-deductible expenses and state income tax expense as a percentage of book income, partially offset by a decrease in deductible discrete items related to stock-based compensation.

Segment Results

The Company has three reportable segments: Foodservice, Vistar, and Convenience. Management evaluates the performance of these segments based on various operating and financial metrics, including their respective sales growth and Adjusted EBITDA. In the first quarter of fiscal 2023, the Company changed its measure of segment profit to Adjusted EBITDA as this is the metric reported to management for purposes of reviewing operating results and making decisions about allocating resources. Adjusted EBITDA is defined as net income before interest expense, interest income, income taxes, depreciation, amortization and excludes certain items that the Company does not consider part of its segments’ core operating results, including stock-based compensation expense, changes in the LIFO reserve, acquisition, integration and reorganization expenses, and gains and losses related to fuel derivatives. See Note 14. Segment Information of the consolidated financial statements in this Form 10-Q.

Corporate & All Other is comprised of unallocated corporate overhead and certain operations that are not considered separate reportable segments based on their size. This includes the operations of our internal logistics unit responsible for managing and allocating inbound logistics revenue and expense.

The presentation and amounts for the three and nine months ended April 2, 2022 have been restated to reflect the change to the measure of segment profit to Adjusted EBITDA described above.

The following tables set forth net sales and Adjusted EBITDA by segment for the periods indicated (dollars in millions):

Net Sales

	Three Months Ended
	April 1, 2023	April 2, 2022	Change	%
Foodservice	$6,946.2	$6,604.9	$341.3	5.2
Vistar	1,114.8	892.2	222.6	24.9
Convenience	5,681.3	5,574.6	106.7	1.9
Corporate & All Other	184.1	134.7	49.4	36.7
Intersegment Eliminations	(155.1)	(127.4)	(27.7)	(21.7)
Total net sales	$13,771.3	$13,079.0	$692.3	5.3

	Nine Months Ended
	April 1, 2023	April 2, 2022	Change	%
Foodservice	$21,172.8	$19,181.3	$1,991.5	10.4
Vistar	3,323.8	2,646.0	677.8	25.6
Convenience	17,832.3	14,455.8	3,376.5	23.4
Corporate & All Other	490.4	376.7	113.7	30.2
Intersegment Eliminations	(429.8)	(355.7)	(74.1)	(20.8)
Total net sales	$42,389.5	$36,304.1	$6,085.4	16.8

Adjusted EBITDA

	Three Months Ended
	April 1, 2023	April 2, 2022	Change	%
Foodservice	$220.0	$180.1	$39.9	22.2
Vistar	73.1	$48.0	25.1	52.3
Convenience	73.2	$61.9	11.3	18.3
Corporate & All Other	(51.6)	$(52.1)	0.5	1.0
Total Adjusted EBITDA	$314.7	$237.9	$76.8	32.3

	Nine Months Ended
	April 1, 2023	April 2, 2022	Change	%
Foodservice	$670.3	$517.7	$152.6	29.5
Vistar	$239.7	$127.9	111.8	87.4
Convenience	$248.1	$169.8	78.3	46.1
Corporate & All Other	$(179.9)	$(152.7)	(27.2)	(17.8)
Total Adjusted EBITDA	$978.2	$662.7	$315.5	47.6

Segment Results—Foodservice

Three and nine months ended April 1, 2023, compared to the three and nine months ended April 2, 2022

Net Sales

Net sales for Foodservice increased $341.3 million, or 5.2%, from the third quarter of fiscal 2022 to the third quarter of fiscal 2023 and increased $2.0 billion, or 10.4%, from the first nine months of fiscal 2022 to the first nine months of fiscal 2023. These increases in net sales were driven by an increase in selling price per case as a result of inflation and a favorable shift in mix. The overall rate of product cost inflation has continued to decline throughout the first nine months of fiscal 2023 and was approximately 3.5% for the third quarter of fiscal 2023 and 9.0% for the first nine months of fiscal 2023. Securing new and expanding business with independent customers resulted in organic independent case growth of approximately 8.3% in the third quarter of fiscal 2023 and approximately 5.7% in the first nine months of fiscal 2023, compared to the prior year periods. For the quarter, independent sales as a percentage of total Foodservice sales were 38.3%.

Adjusted EBITDA

Adjusted EBITDA for Foodservice increased $39.9 million, or 22.2%, from the third quarter of fiscal 2022 to the third quarter of fiscal 2023 and increased $152.6 million, or 29.5%, from the first nine months of fiscal 2022 to the first nine months of fiscal 2023. These increases were the result of an increase in gross profit, partially offset by an increase in operating expenses. Gross profit contributing to Foodservice’s Adjusted EBITDA increased $80.4 million, or 9.3%, in the third quarter of fiscal 2023 and increased

$353.2 million, or 14.2% in the first nine months of fiscal 2023, compared to the prior year periods. These increases in gross profit were driven by a favorable shift in the mix of cases sold to independent customers, including more Performance Brands products sold to our independent customers. The increases in gross profit were partially offset by expected decreases in procurement gains as the rate of inflation declines.

Operating expenses impacting Foodservice’s Adjusted EBITDA increased $40.5 million, or 5.9%, from the third quarter of fiscal 2022 to the third quarter of fiscal 2023. Operating expenses increased as a result of a $26.1 million increase in personnel expenses primarily related to commissions, wages, salaries, and benefits and as a result of increased case volume and the resulting impact on variable operational expenses. Operating expenses impacting Foodservice’s Adjusted EBITDA increased $200.7 million, or 10.2%, from the first nine months of fiscal 2022 to the first nine months of fiscal 2023. Operating expenses increased as a result of the prior year acquisition, a $84.7 million increase in personnel expenses primarily related to commissions, benefits, wages and salaries, an increase in fuel expense of $35.0 million primarily as a result of an increase in fuel prices compared to the prior year, a $10.4 million increase in repairs and maintenance expense related to transportation equipment as the Company is waiting on replacement fleet, an increase of $7.1 million in reserves for expected credit losses, and a $5.0 million increase in insurance expense compared to the prior year period.

Depreciation and amortization of intangible assets recorded in this segment increased from $67.3 million in the third quarter of fiscal 2022 to $70.9 million in the third quarter of fiscal 2023. Depreciation of fixed assets and amortization of intangible assets increased from $192.3 million in the first nine months of fiscal 2022 to $208.7 million in the first nine months of fiscal 2023 primarily as a result of the prior year acquisition, which included accelerated amortization of certain customer relationships, and an increase in transportation equipment under finance leases, partially offset by fully amortized intangible assets.

Segment Results—Vistar

Three and nine months ended April 1, 2023, compared to the three and nine months ended April 2, 2022

Net Sales

Net sales for Vistar increased $222.6 million, or 24.9%, from the third quarter of fiscal 2022 to the third quarter of fiscal 2023 and increased $677.8 million, or 25.6%, from the first nine months of fiscal 2022 to the first nine months of fiscal 2023. These increases in net sales were driven primarily by an increase in selling price per case as a result of inflation and channel mix, as well as case volume growth in the office coffee service, office supply, theater, vending, hospitality, and travel channels in the third quarter and first nine months of fiscal 2023 compared to the prior year periods.

Adjusted EBITDA

Adjusted EBITDA for Vistar increased $25.1 million, or 52.3%, from the third quarter of fiscal 2022 to the third quarter of fiscal 2023 and increased $111.8 million, or 87.4%, from the first nine months of fiscal 2022 to the first nine months of fiscal 2023. Gross profit increased $34.7 million, or 22.6%, for the third quarter of fiscal 2023 and increased $144.2 million, or 32.8%, for the first nine months of fiscal 2023 compared to the prior year periods driven by a favorable shift in the mix of cases sold, growth in cases sold, and procurement related gains.

Operating expenses impacting Vistar’s Adjusted EBITDA increased $9.9 million, or 9.4%, from the third quarter of fiscal 2022 to the third quarter of fiscal 2023 and increased $32.7 million, or 10.5%, from the first nine months of fiscal 2022 to the first nine months of fiscal 2023. Operating expenses increased primarily as a result of increased case volume described above and the resulting impact on variable operational and selling expenses. Operating expenses also increased as a result of an increase in personnel expenses. Personnel expenses primarily related to salaries, wages, and annual bonus, increased $5.7 million and $16.8 million for the third quarter and first nine months of fiscal 2023, respectively, compared to the prior year periods.

Depreciation and amortization of intangible assets recorded in this segment decreased from $13.3 million in the third quarter of fiscal 2022 to $10.4 million in the third quarter of fiscal 2023 and decreased from $39.5 million in the first nine months of fiscal 2022 to $31.7 million in the first nine months of fiscal 2023 due to fully amortized intangible assets.

Segment Results—Convenience

Three and nine months ended April 1, 2023, compared to the three and nine months ended April 2, 2022

Net Sales

Net sales for Convenience increased $106.7 million, or 1.9%, from the third quarter of fiscal 2022 to the third quarter of fiscal 2023. Net sales related to cigarettes for the third quarter of fiscal 2023 was $3.3 billion, which includes $894.8 million of excise taxes, compared to net sales of cigarettes of $3.5 billion, which includes $981.6 million of excise taxes, for the third quarter of fiscal 2022. The increase in net sales for the third quarter of fiscal 2023 for Convenience was driven primarily by case growth in food and foodservice related products and an increase in selling price per case as a result of inflation.

Net sales for Convenience increased $3.4 billion, or 23.4%, from the first nine months of fiscal 2022 to the first nine months of fiscal 2023. Net sales related to cigarettes for the first nine months of fiscal 2023 was $10.8 billion, which includes $2.9 billion of excise taxes, compared to net sales of cigarettes of $9.4 billion, which includes $2.6 billion of excise taxes, for the first nine months of fiscal 2022. The increase in net sales for the first nine months of fiscal 2023 for Convenience was driven primarily by the acquisition of Core-Mark on September 1, 2021.

Adjusted EBITDA

Adjusted EBITDA for Convenience increased $11.3 million, or 18.3%, from the third quarter of fiscal 2022 to the third quarter of fiscal 2023. Gross profit contributing to Convenience’s Adjusted EBITDA increased $34.1 million, or 9.8%, for the third quarter of fiscal 2023 compared to the prior year period driven by a favorable shift in mix of products sold. Operating expenses impacting Convenience's Adjusted EBITDA increased $24.7 million, or 8.6%, from the third quarter of fiscal 2022 to the third quarter of fiscal 2023. Operating expenses increased primarily as a result of a $17.3 million increase in personnel expenses.

Adjusted EBITDA for Convenience increased $78.3 million, or 46.1%, from the first nine months of fiscal 2022 to the first nine months of fiscal 2023. This increase was a result of an increase in gross profit, partially offset by an increase in operating expenses driven by the acquisition of Core-Mark. Gross profit contributing to Convenience’s Adjusted EBITDA increased $308.1 million, or 34.8%, for the first nine months of fiscal 2023 compared to the prior year period as a result of the Core-Mark acquisition and procurement gains. Operating expenses impacting Convenience’s Adjusted EBITDA increased $232.3 million, or 32.5%, from the first nine months of fiscal 2022 to the first nine months of fiscal 2023 as a result of the acquisition of Core-Mark on September 1, 2021 and increases in personnel expenses and fuel expense.

Depreciation and amortization of intangible assets recorded in this segment was $36.7 million in the third quarter of fiscal 2023 and $37.3 million in the third quarter of fiscal 2022. Depreciation and amortization of intangible assets increased from $89.0 million in the first nine months of fiscal 2022 to $110.0 million in the first nine months of fiscal 2023 primarily as a result of the Core-Mark acquisition.

Segment Results—Corporate & All Other

Three and nine months ended April 1, 2023, compared to the three and nine months ended April 2, 2022

Net Sales

Net sales for Corporate & All Other increased $49.4 million from the third quarter of fiscal 2022 to the third quarter of fiscal 2023 and increased $113.7 million from the first nine months of fiscal 2022 to the first nine months of fiscal 2023. These increases were primarily attributable to an increase in services provided to our other segments and a recent acquisition.

Adjusted EBITDA

Adjusted EBITDA for Corporate & All Other was a negative $51.6 million for the third quarter of fiscal 2023 compared to a negative $52.1 million for the third quarter of fiscal 2022. The increase in Adjusted EBITDA was primarily driven by an increase in gross profit as a result of an acquisition in the second quarter of fiscal 2023, partially offset by an increase in operating expenses.

Adjusted EBITDA for Corporate & All Other was a negative $179.9 million for the first nine months of fiscal 2023 compared to a negative $152.7 million for the first nine months of fiscal 2022. The decline in Adjusted EBITDA was primarily driven by a $11.2 million increase in professional fees related to consulting, audit and information technology services and maintenance and a $13.0 million increase in personnel expenses, primarily related to salaries and annual bonus for the first nine months of fiscal 2023 compared to the prior year period.

Depreciation and amortization of intangible assets recorded in this segment was $6.8 million in the third quarter of fiscal 2023 and $6.2 million in the third quarter of fiscal 2022. For the first nine months of fiscal 2023 depreciation and amortization of intangible assets was $18.8 million compared to $18.5 million for the first nine months of fiscal 2022.

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

Our cash requirements over the next 12 months and beyond relate to our long-term debt and associated interest payments, operating and finance leases, and purchase obligations. For information regarding the Company’s expected cash requirements related to long-term debt and operating and finance leases, see Note 6. Debt and Note 8. Leases, respectively, of the consolidated financial statements in this Form 10-Q. As of April 1, 2023, the Company had total purchase obligations of $142.3 million, which includes agreements for purchases related to capital projects and services in the normal course of business, for which all significant terms have been confirmed, as well as a minimum amount due for various Company meetings and conferences. Purchase obligations also include amounts committed to various capital projects in process or scheduled to be completed in the coming fiscal years. As of April 1, 2023, the Company had commitments of $88.3 million for capital projects related to warehouse expansion and improvements and warehouse equipment. The Company anticipates using cash flows from operations or borrowings under the Amended ABL Facility to fulfill these commitments. Amounts due under these agreements were not included in the Company’s consolidated balance sheet as of April 1, 2023.

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

As of April 1, 2023, our cash balance totaled $15.4 million, including restricted cash of $7.2 million, as compared to a cash balance totaling $18.7 million, including restricted cash of $7.1 million, as of July 2, 2022.

Nine months ended April 1, 2023, compared to the nine months ended April 2, 2022

Operating Activities

During the first nine months of fiscal 2023 and fiscal 2022, our operating activities provided cash flow of $657.2 million and $390.6 million, respectively. The increase in cash flow provided by operating activities in the first nine months of fiscal 2023 compared to the first nine months of fiscal 2022 was largely driven by higher operating income and improvements in working capital.

Investing Activities

Cash used in investing activities totaled $219.5 million in the first nine months of fiscal 2023 compared to $1,788.2 million in the first nine months of fiscal 2022. These investments consisted of cash paid for acquisitions of $63.9 million in the first nine months of fiscal 2023 compared to $1,651.1 million in the first nine months of fiscal 2022, along with capital purchases of property, plant, and equipment of $177.2 million and $140.8 million for the first nine months of fiscal 2023 and the first nine months of fiscal 2022, respectively. For the first nine months of fiscal 2023, purchases of property, plant, and equipment primarily consisted of outlays for warehouse expansion and improvements, warehouse equipment, transportation equipment, and information technology. The following table presents the capital purchases of property, plant, and equipment by segment.

	Nine Months Ended
(Dollars in millions)	April 1, 2023	April 2, 2022
Foodservice	$137.2	$95.9
Vistar	8.7	14.4
Convenience	21.6	20.3
Corporate & All Other	9.7	10.2
Total capital purchases of property, plant and equipment	$177.2	$140.8

Financing Activities

During the first nine months of fiscal 2023, our financing activities used cash flow of $441.0 million, which consisted primarily of $380.6 million in net payments under our ABL Facility.

During the first nine months of fiscal 2022, our financing activities provided cash flow of $1,396.2 million, which consisted primarily of $1.0 billion in cash received from the issuance and sale of the Notes due 2029 and $835.7 million in net borrowings under our ABL Facility, partially offset by the repayment of the $350.0 million aggregate principal amount of the 5.500% Senior Notes due 2024.

The following describes our financing arrangements as of April 1, 2023:

Credit Agreement: PFGC, a wholly-owned subsidiary of the Company, and Performance Food Group, Inc., a wholly-owned subsidiary of PFGC, are parties to the ABL Facility. The ABL Facility has an aggregate principal amount of $4.0 billion under the revolving loan facility and, is scheduled to mature on September 17, 2026.

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

Prior to the execution of the First Amendment, borrowings under the ABL Facility bore interest, at Performance Food Group, Inc.’s option, at (a) the Base Rate (defined as the greater of (i) the Federal Funds Rate in effect on such date plus 0.5%, (ii) the Prime Rate on such day, or (iii) one month LIBOR plus 1.0%) plus a spread, or (b) LIBOR plus a spread. The ABL Facility also provides for an unused commitment fee rate of 0.25% per annum.

The following table summarizes outstanding borrowings, availability, and the average interest rate under the Company's ABL Facility:

(Dollars in millions)	As of April 1, 2023	As of July 2, 2022
Aggregate borrowings	$1,227.8	$1,608.4
Letters of credit	176.8	190.5
Excess availability, net of lenders’ reserves of $98.6 and $104.4	2,595.4	2,201.1
Average interest rate, excluding impact of interest rate swaps	6.27%	2.89%

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

On April 17, 2023, PFGC and Performance Food Group, Inc. entered into the First Amendment with Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent, and the other lenders party thereto. The First Amendment amends the ABL Facility.

The First Amendment, among other things, transitioned the benchmark interest rate for the Amended ABL Facility from LIBOR to SOFR. As a result of the First Amendment, borrowings under the Amended ABL Facility bear interest, at Performance Food Group, Inc.’s option, at (a) the Base Rate (defined as the greatest of (i) a floor rate of 0.00%, (ii) the federal funds rate in effect on such date plus 0.5%, (iii) the prime rate on such day, or (iv) one month Term SOFR (as defined in the Amended ABL Facility) plus 1.0%) plus a spread or (b) Adjusted Term SOFR (as defined in the Amended ABL Facility) plus a spread. The Amended ABL Facility also provides for an unused commitment fee at a rate of 0.250% per annum.

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

Upon the occurrence of a change of control triggering event or upon the sale of certain assets in which Performance Food Group, Inc. does not apply the proceeds as required, the holders of the Notes due 2025 will have the right to require Performance Food Group, Inc. to repurchase each holder’s Notes due 2025 at a price equal to 101% (in the case of a change of control triggering event) or 100% (in the case of an asset sale) of their principal amount, plus accrued and unpaid interest. Performance Food Group, Inc. may redeem all or a part of the Notes due 2025 at a redemption price equal to 103.438% of the principal amount redeemed, plus accrued and unpaid interest. Beginning May 1, 2023, Performance Food Group, Inc. may redeem all or part of the Notes due 2025 at a redemption price equal to 101.719%% of the principal amount redeemed, plus accrued and unpaid interest. The redemption price decreases to 100% of the principal amount redeemed on May 1, 2024.

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

Upon the occurrence of a change of control triggering event or upon the sale of certain assets in which Performance Food Group, Inc. does not apply the proceeds as required, the holders of the Notes due 2027 will have the right to require Performance Food Group, Inc. to repurchase each holder’s Notes due 2027 at a price equal to 101% (in the case of a change of control triggering event) or 100% (in the case of an asset sale) of their principal amount, plus accrued and unpaid interest. Performance Food Group, Inc. may redeem all or part of the Notes due 2027 at a redemption price equal to 102.750% of the principal amount redeemed, plus accrued and unpaid interest. Beginning on October 15, 2023, Performance Food Group, Inc. may redeem all or a part of the Notes due 2027 at a redemption price equal to 101.375% of the principal amount redeemed, plus accrued and unpaid interest. The redemption price decreases to100% of the principal amount redeemed on October 15, 2024.

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

Senior Notes due 2029: On July 26, 2021, Performance Food Group, Inc. issued and sold $1.0 billion aggregate principal amount of its 4.250% Senior Notes due 2029. The Notes due 2029 are jointly and severally guaranteed on a senior unsecured basis by PFGC and all domestic direct and indirect wholly-owned subsidiaries of PFGC (other than captive insurance subsidiaries and other excluded subsidiaries). The Notes due 2029 are not guaranteed by Performance Food Group Company.

The proceeds from the Notes due 2029 were used to pay down the outstanding balance of the ABL Facility, to redeem the 5.500% Senior Notes due 2024, and to pay the fees, expenses, and other transaction costs incurred in connection with the Notes due 2029.

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

As of April 1, 2023, the Company was in compliance with all of the covenants under the ABL Facility and the indentures governing the Notes due 2025, the Notes due 2027 and the Notes due 2029.

Total Assets by Segment

Total assets by segment discussed below exclude intercompany receivables between segments.

Total assets for Foodservice increased $34.5 million from $6,365.5 million as of April 2, 2022 to $6,400.0 million as of April 1, 2023. During this time period, this segment increased its property, plant and equipment, accounts receivable, and inventory, partially offset by a decrease in intangible assets. Total assets for Foodservice decreased $55.3 million from $6,455.3 million as of July 2, 2022 to $6,400.0 million as of April 1, 2023. During this time period, this segment decreased its intangible assets, inventory, and accounts receivable, partially offset by an increase in property, plant and equipment.

Total assets for Vistar increased $139.2 million from $1,086.7 million as of April 2, 2022 to $1,225.9 million as of April 1, 2023. Total assets for Vistar increased $92.2 million from $1,133.7 million as of July 2, 2022 to $1,225.9 million as of April 1, 2023. During both time periods, this segment increased its accounts receivable, inventory, and operating lease right-of-use assets, partially offset by a decrease in intangible assets.

Total assets for Convenience decreased $112.4 million from $4,177.2 million as of April 2, 2022 to $4,064.8 million as of April 1, 2023. During this time period, the segment decreased its intangible assets, prepaid expenses and other current assets, and property, plant and equipment, partially offset by an increase in accounts receivable. Total assets for Convenience decreased $346.8 million from $4,411.6 million as of July 2, 2022 to $4,064.8 million as of April 1, 2023. During this time period, the segment decreased its inventory, accounts receivable, intangible assets, and property, plant and equipment.

Total assets for Corporate & All Other increased $148.6 million from $350.2 million as of April 2, 2022 to $498.8 million as of April 1, 2023. Total assets for Corporate & All Other increased $121.4 million from $377.4 million as of July 2, 2022 to $498.8 million as of April 1, 2023. During both time periods, Corporate & All Other primarily increased its assets due to a recent immaterial acquisition.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our market risks consist of interest rate risk and fuel price risk. Other than the transition from LIBOR to SOFR for the benchmark interest rate for the Amended ABL Facility and interest rate swaps discussed below, there have been no material changes to our market risks since July 2, 2022. For a discussion on our exposure to market risk, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risks” in the Form 10-K.

Interest Rate Risk

We are exposed to interest rate risk related to changes in interest rates for borrowings under our ABL Facility. Although we hedge a portion of our interest rate risk through interest rate swaps, any borrowings under our ABL Facility in excess of the notional amount of the swaps will be subject to variable interest rates.

As of April 1, 2023, our subsidiary, Performance Food Group, Inc., had three interest rate swaps with a combined value of $500.0 million notional amount that were designated as cash flow hedges of interest rate risk. On March 20, 2023, Performance Food Group, Inc. entered into a $100.0 million notional interest rate swap in which the floating rate is based on SOFR. Additionally, on April 20, 2023, Performance Food Group, Inc. entered into an amended interest rate swap for the $350.0 million notional amount effective April 17, 2023 to update the floating rate to be based on SOFR versus LIBOR. See Note 7. Derivatives and Hedging Activities of the consolidated financial statements of this Form 10-Q for further discussion of these interest rate swaps.

The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction impacts earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as hedged interest payments are made on our debt. During the next twelve months, we estimate that gains of approximately $13.3 million will be reclassified as a decrease to interest expense.

Based on the fair values of these interest rate swaps as of April 1, 2023, a hypothetical 100 bps decrease in SOFR would result in a loss of $7.5 million and a hypothetical 100 bps increase in SOFR would result in a gain of $7.3 million within accumulated other comprehensive income.

On April 17, 2023, PFGC and Performance Food Group, Inc. entered into the First Amendment to the ABL Facility. The First Amendment transitioned the benchmark interest rate for the Amended ABL Facility from LIBOR to SOFR. See Note 6. Debt of the consolidated financial statements for further discussion of the Amended ABL Facility.

Assuming an average daily balance on our Amended ABL Facility of approximately $1.2 billion, approximately $351.1 million of our outstanding long-term debt is fixed through interest rate swap agreements over the next 12 months and approximately $876.7 million represents variable-rate debt. A hypothetical 100 bps increase in SOFR on our variable-rate debt would lead to an increase of approximately $8.8 million in annual interest expense.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) under the Exchange Act), that occurred during the fiscal quarter ended April 1, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to various allegations, claims, and legal actions arising in the ordinary course of business. While it is impossible to determine with certainty the ultimate outcome of any of these proceedings, lawsuits, and claims, management believes that adequate provisions have been made or insurance secured for all currently pending proceedings so that the ultimate outcomes will not have a material adverse effect on our financial position. Refer to Note 11. Commitments and Contingencies of the consolidated financial statements of this Form 10-Q for disclosure of ongoing litigation.

Item 1A. Risk Factors

There have been no material changes to our principal risks that we believe are material to our business, results of operations, and financial condition from the risk factors previously disclosed in the Form 10-K.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information relating to our purchases of the Company’s common stock during the third quarter of fiscal 2023.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan (in millions)(2)
January 1, 2023—January 28, 2023	49,333	$58.44	—	$300.0
January 29, 2023—February 25, 2023	9,049	$61.18	—	$300.0
February 26, 2023—April 1, 2023	608	$54.60	—	$300.0
Total	58,990	$58.82	—

(1)
During the third quarter of fiscal 2023, the Company repurchased 58,990 shares of the Company’s common stock via share withholding for payroll tax obligations due from employees in connection with the delivery of shares of the Company’s common stock under our incentive plans.

(2)
On November 16, 2022, the Board of Directors authorized a new share repurchase program for up to $300 million of the Company’s outstanding common stock. This authorization replaced the previously authorized $250 million share repurchase program. The new share repurchase program has an expiration date of November 16, 2026 and may be amended, suspended, or discontinued at any time at the Company’s discretion, subject to compliance with applicable laws. Repurchases under this program depend upon market place conditions and other factors, including compliance with the covenants under the ABL Facility and the indentures governing the Notes due 2025, Notes due 2027, and Notes due 2029. As of April 1, 2023, $300 million remained available for share repurchases.

Item 3: Defaults Upon Senior Securities

None

Item 4: Mine Safety Disclosures

Not applicable

Item 5: Other Information

None

Item 6: Exhibits

Exhibit No.	Description

10.1+*	Amendment No. 1 to Performance Food Group Company Deferred Compensation Plan

10.2

First Amendment to Fifth Amended and Restated Credit Agreement, dated April 17, 2023, among PFGC, Inc., Performance Food Group, Inc., Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent, the other borrows from time to time party thereto, and the other lenders thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37578) filed with the Securities and Exchange Commission on April 18, 2023).

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

PERFORMANCE FOOD GROUP COMPANY (Registrant)

Dated: May 11, 2023	By:	/s/ H. Patrick Hatcher
	Name:	H. Patrick Hatcher
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)