Form 10-K
period 2023-07-01
Performance Food Group Co
filed 2023-08-16
CIK 1618673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 1, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At December 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of common stock held by non-affiliates was $8,900,539,105 (based on the closing sale price of common stock on such date on the New York Stock Exchange).

156,193,785 shares of the registrant's common stock were outstanding as of August 9, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Schedule 14A relating to the Registrant’s Annual Meeting of Stockholders, to be held on or about November 15, 2023, are incorporated by reference in response to Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K. The definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the Registrant’s fiscal year ended July 1, 2023.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K (this “Form 10-K”) may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. All statements, other than statements of historical facts included in this Form 10-K, including statements concerning our plans, objectives, goals, beliefs, business strategies, future events, business conditions, our results of operations, financial position, our business outlook, business trends and other information, are forward-looking statements. Words such as “estimates,” “expects,” “contemplates,” “will,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts,” “may,” “should” and variations of such words or similar expressions are intended to identify forward-looking statements. The forward-looking statements are not historical facts, and are based upon our current expectations, beliefs, estimates and projections, and various assumptions, many of which, by their nature, are inherently uncertain and beyond our control. Our expectations, beliefs, estimates and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs, estimates and projections will result or be achieved, and actual results may vary materially from what is expressed in or indicated by the forward-looking statements.

There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-K. Such risks, uncertainties and other important factors that could cause actual results to differ include, among others, the risks, uncertainties and factors set forth under Part I, Item 1A. Risk Factors in this Form 10-K (“Item 1A”), as such risk factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission (the “SEC”), and are accessible on the SEC’s website at www.sec.gov, and also include the following:

•
economic factors, including inflation or other adverse changes such as a downturn in economic conditions or a public health crisis, negatively affecting consumer confidence and discretionary spending;
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
•
we do not have long-term contracts with certain customers;
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
•
environmental, health, and safety costs, including compliance with current and future environmental laws and regulations relating to carbon emissions and climate change and related legal or market measures;

•
our inability to comply with requirements imposed by applicable law or government regulations, including increased regulation of electronic cigarette and other alternative nicotine products;
•
a portion of our sales volume is dependent upon the distribution of cigarettes and other tobacco products, sales of which are generally declining;
•
the potential impact of product recalls and product liability claims relating to the products we distribute and other litigation;
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
•
risks relating to our substantial outstanding indebtedness; and
•
our ability to raise additional capital on commercially reasonable terms or at all.

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

PART I

Item 1. Business

Performance Food Group Company (“we,” “our,” “us,” “the Company,” or “PFG”), through its subsidiaries, markets and distributes more than 250,000 food and food-related products from 142 distribution centers to over 300,000 customer locations across North America. Our more than 35,000 employees serve a diverse mix of customers, from independent and chain restaurants to schools, business and industry locations, hospitals, vending distributors, office coffee service distributors, retailers, convenience stores, and theaters. We source our products from various suppliers and serve as an important partner to our suppliers by providing them access to our broad customer base. In addition to the products we offer to our customers, we provide value-added services by allowing our customers to benefit from our industry knowledge, scale, and expertise in the areas of product selection and procurement, menu development, and operational strategy.

On September 1, 2021, we completed the acquisition of Core-Mark Holding Company, Inc. ("Core-Mark"). As a result, we expanded our convenience business, which now includes operations in Canada. Refer to Note 4. Business Combinations within the Notes to Consolidated Financial Statements included in Part II, Item 8. Financial Statements "("Item 8") for additional details regarding the acquisition of Core-Mark.

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

Our Segments

Based on the Company’s organization structure and how the Company’s management reviews operating results and makes decisions about resource allocation, the Company has three reportable segments: Foodservice, Vistar, and Convenience. Corporate & All Other is comprised of corporate overhead and certain operating segments that are not considered separate reportable segments based on their size. This also includes the operations of the Company’s internal logistics unit responsible for managing and allocating inbound logistics revenue and expense.

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

The Foodservice segment markets and distributes food and food-related products to independent restaurants, chain restaurants, and other institutional “food-away-from-home” locations. Independent customers predominantly include family dining, bar and grill, pizza and Italian, and fast casual restaurants. We seek to increase the mix of our total sales to independent customers because they typically use more value-added services, particularly in the areas of product selection and procurement, market trends, menu development, and operational strategy and also use more of our proprietary-branded products (“Performance Brands”), which are our highest margin products. As a result, independent customers generate higher gross profit per case that more than offsets the generally higher supply chain costs that we incur in serving these customers. Chain customers are multi-unit restaurants with five or more locations and include fine dining, family and casual dining, fast casual, and quick serve restaurants, as well as hotels, healthcare facilities, and other multi-unit institutional customers. Our Foodservice segment’s chain customers include regional businesses requiring short-haul routes as well as national businesses requiring long-haul routes, including many of the most recognizable family and casual dining restaurant chains. Sales to chain customers are typically lower gross margin but have larger deliveries than those to independent customers.

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

Vistar. Vistar is a leading national distributor of candy, snacks, and beverages to vending and office coffee service distributors, retailers, theaters, and hospitality providers. The segment provides national distribution of candy, snacks, beverages, and other items to over 75,000 customer locations from our network of 25 Vistar distribution centers.

Vending operators comprise Vistar’s largest channel, where we distribute a broad selection of vending machine products to the operators’ depots, from which they distribute products and stock machines. Additionally, Vistar is a leading distributor of products to theater chains as well as in the office coffee service channel. Vistar has successfully built upon our national platform to broaden the channels we serve to include hospitality venues, concessionaires, airport gift shops, college bookstores, corrections facilities, and impulse locations in various brick and mortar big box retailers nationwide. Merchant’s Marts are cash-and-carry operators where customers generally pick up orders rather than having them delivered. Vistar’s scale in these channels enhances our ability to procure a broad variety of products for our customers. Vistar distribution centers deliver to vending and office coffee service distributors and directly to most theaters and various other locations. The distribution model also includes a “pick and pack” capability, which utilizes third-party carriers and Vistar’s SKU variety to sell to customers whose order sizes are too small to be served effectively by our delivery network. We believe these capabilities, in conjunction with the breadth of our inventory, are differentiating and allow us to serve many distinct customer types.

Convenience. The Convenience segment is one of the largest foodservice and wholesaler consumer products distributors in the convenience retail industry. Convenience offers a full range of products, marketing programs and technology solutions to approximately 50,000 customer locations in the United States and Canada. The Convenience segment's customers include traditional convenience stores, drug stores, mass merchants, grocery stores, liquor stores and other specialty and small format stores that carry convenience products. Convenience's product offering includes cigarettes, other tobacco products, alternative nicotine products, candy, snacks, food, including fresh products, groceries, dairy, bread, beverages, general merchandise and health and beauty care products. Convenience operates a network of 39 distribution centers in the U.S. and Canada (excluding two distribution facilities it operates as a third-party logistics provider). There are 35 distribution centers located in the U.S. and four located in Canada.

The Company had no customers that comprised more than 10% of consolidated net sales for fiscal 2023, fiscal 2022, or fiscal 2021.

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

We seek to minimize the effect of higher diesel fuel costs both by reducing fuel usage and by taking action to offset higher fuel prices. We reduce usage by designing more efficient truck routes and by increasing miles per gallon through on-board computers that monitor and adjust idling time and maximum speeds and through other technologies. We seek to manage fuel prices through diesel fuel surcharges to our customers and through the use of costless collars. As of July 1, 2023, we had collars in place for approximately 27% of the gallons we expect to use over the 12 months following July 1, 2023.

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

Seasonality

Historically, the food-away-from-home and foodservice distribution industries are seasonal, with lower profit in the first quarter of each calendar year. Consequently, we may experience lower operating profit during our third fiscal quarter, depending on the timing of acquisitions, if any.

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

Human Capital Resources

Our vision is to create the best experience for our associates and the best outcomes for our Company, customers, and communities. One of our primary strategies is to attract, train, develop, and retain talented individuals who feel empowered to fully contribute their diverse backgrounds, experiences, and innovative ideas to the success of the Company. We also recognize the importance of keeping our associates safe and healthy, as well as giving them a voice and listening to their concerns and suggestions. Below, we discuss our efforts to achieve these objectives.

Associates. As of July 1, 2023, our employee population (including employees of our consolidated subsidiaries) totaled over 35,000 full-time and part-time employees in North America. Of that total, approximately 99% were employed on a full-time basis, and approximately 71% were non-exempt, or paid on an hourly basis.

Compensation and Benefits. We believe our base wages and salaries, which we review annually, are fair and competitive with the external labor markets in which our associates work. We offer incentive programs that provide cash-bonus opportunities to encourage and reward participants for the Company’s achievement of financial and other key performance metrics and strengthen the connection between pay and performance. We also grant equity compensation awards that vest over time through our long-term incentive plan to eligible associates to align such associates’ incentives with the Company’s long-term strategic objectives and the interests of our stockholders.

We offer competitive benefits to our associates, including paid vacation and holidays, family leave, disability insurance, life insurance, healthcare, adoption assistance, tuition reimbursement, dependent care flexible spending accounts, a 401(k) plan with a company match, and an Employee Stock Purchase Plan. Additionally, we offer an Employee Assistance Program that includes professional support for associates to balance the stress of personal and professional demands at home, in the office, in distribution centers and on the road.

Workforce Diversity. We are committed to building an inclusive culture, where internal stakeholders feel heard, seen and included. With the active engagement of PFG’s Senior Leadership, we implemented a Diversity, Inclusion & Belonging (DI&B) strategy to guide us, making education and representation a priority. We established a goal to have candidate pool diversity for senior leadership positions. We introduced Associate Resource Groups (ARGs) for women and Black/African American associates. Our ARG investment is intended to broaden inclusivity, building a strong sense of belonging and community. We also use cultural awareness and education campaigns to bring our strategy to life. Our Vice President of DI&B also provides regular updates to the Company's Board of Directors (“Board of Directors”). With five out of 11 members of the Board representing gender and ethnic diversity, our commitment to ensure workforce diversity is reflected at every level of the organization connects to our social responsibility and business imperatives.

Learning and Development. We have an enterprise-wide learning and development strategy that has allowed us to build a lifelong learning culture by focusing on attracting, retaining and preparing our workforce for success in current roles and developing our future leaders. We enable a purposeful career journey by supporting associates in mastering their current roles and preparing for future career paths. Using a blended approach of instructor-led and self-paced training, our associates are provided role-specific training that is just-in-time, accessible and personalized. The learning journey for our associates starts with an onboarding experience and continues with individual development opportunities.

Our E3 Leadership Development program is designed to provide leadership training opportunities for all levels of leadership, from entry level to executive, advancing leadership skills at every point of their career. This program is intended to create a passionate learning culture with current and future leaders who pursue innovation and embrace empathy.

Through our Learning Management System, we deliver a variety of required and optional on-demand learning modules that are linked to an associate’s role with the Company, including those modules tied to safety and compliance, such as our Code of Business Conduct.

Additionally, our segments provide segment specific training opportunities that align and compliment the overall learning and development strategy. We are focused on empowering associates with the right training at the right time, throughout their career journey.

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

Engagement. We work to build, measure, and enhance associate engagement through a variety of communications and activities. We participate in, and celebrate, industry efforts such as the International Foodservice Distributors Association’s Truck Driving Championship and Truck Driver Hall of Fame, highlight locally and internally/externally share significant achievements for our warehouse associates, and honor the diversity of our associates, along with our customers and communities, by celebrating heritage months throughout the year. Community support efforts, both local and national, such as Feeding American’s Hunger Action Month, promoting Truckers Against Trafficking, and supporting American Red Cross disaster relief efforts also provide opportunities to engage our associates. In response to associate feedback, we identified and delivered a number of initiatives to strengthen the associate experience, including day one benefits, our leadership training program, driver and selector career pathing and enhanced communications channels.

Regulation

Our operations are subject to regulation by state and local health departments, the U.S. Department of Agriculture (the “USDA”), and the U.S. Food and Drug Administration (the “FDA”), which generally impose standards for product quality and sanitation and are responsible for the administration of bioterrorism legislation affecting the foodservice industry. These government authorities regulate, among other things, the processing, packaging, storage, distribution, advertising, and labeling of our products. The FDA Food Safety Modernization Act (the “FSMA”) requires that the FDA impose comprehensive, prevention-based controls across the food supply chain, further regulates food products imported into the United States, and provides the FDA with mandatory recall authority. The FSMA requires the FDA to undertake numerous rulemakings and to issue numerous guidance documents, as well as reports, plans, standards, notices, and other tasks. As a result, implementation of the legislation is ongoing and likely to take several years. Our seafood operations are also specifically regulated by federal and state laws, including those administered by the National Marine Fisheries Service, established for the preservation of certain species of marine life, including fish and shellfish. Our processing and distribution facilities must be registered with the FDA biennially and are subject to periodic government agency inspections. State and/or federal authorities generally inspect our facilities at least annually. The Federal Perishable Agricultural Commodities Act, which specifies standards for the sale, shipment, inspection, and rejection of agricultural products, governs our relationships with our fresh food suppliers with respect to the grading and commercial acceptance of product shipments. We are also subject to regulation by state authorities for the accuracy of our weighing and measuring devices. Our suppliers are also subject to similar regulatory requirements and oversight.

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

Item 1A. Risk Factors

Risks Relating to Our Business and Industry

Periods of difficult economic conditions, a public health crisis, other macroeconomic events and heightened uncertainty in the financial markets affect consumer spending and confidence, which can adversely affect our business.

The foodservice industry is sensitive to national and regional economic conditions. Our business could be negatively impacted by reduced demand for our products related to unfavorable macroeconomic conditions triggered by developments beyond our control, including geopolitical events, health crises such as the COVID-19 pandemic, and other events that trigger economic volatility on a national or regional basis. In particular, deteriorating economic conditions and heightened uncertainty in the financial markets, inflationary pressure, an uncertain political environment, and supply chain disruptions, such as those the global economy is currently facing, negatively affect consumer confidence and discretionary spending. In fiscal 2023, product cost inflation contributed to an increase in selling price per case and an increase in net sales. However, sustained inflationary pressure and macroeconomic challenges could negatively affect consumer discretionary spending decisions within our customers’ establishments, which could negatively impact our sales. The extent of any such effects on consumer spending depends in part on the magnitude and duration of such conditions, which cannot be predicted at this time.

We rely on third-party suppliers, and our business may be affected by interruption of supplies or increases in product costs.

We obtain substantially all of our foodservice and related products from third-party suppliers. We typically do not have long-term contracts with our suppliers. Although our purchasing volume can sometimes provide an advantage when dealing with suppliers, suppliers may not provide the foodservice products and supplies needed by us in the quantities and at the prices requested. Our suppliers may also be affected by higher costs to source or produce and transport food products, as well as by other related expenses that they pass through to their customers, which could result in higher costs for the products they supply to us. Because we do not control the actual production of most of the products we sell, we are also subject to material supply chain interruptions, delays caused by interruption in production, and increases in product costs, including those resulting from product recalls or a need to find alternate materials or suppliers, based on conditions outside our control. These conditions include labor shortages, work slowdowns, work interruptions, strikes or other job actions by employees of suppliers, government shutdowns, weather conditions or more prolonged climate change, crop conditions, product or raw material scarcity, water shortages, transportation interruptions, unavailability of fuel or increases in fuel costs, competitive demands, contamination with mold, bacteria or other contaminants, pandemics (such as the COVID-19 pandemic), natural disasters or other catastrophic events, including the outbreak of e. coli or similar food borne illnesses or bioterrorism in the United States, international hostilities, civil insurrection, and social unrest. Moreover, commodity prices continue to be volatile and have generally increased due to supply chain disruptions and labor and transportation shortages. Our inability to obtain adequate supplies of foodservice and related products as a result of any of the foregoing factors or otherwise could mean that we may not be able to fulfill our obligations to our customers and, as a result, our customers may turn to other distributors. Our inability to anticipate and react to changing food costs through our sourcing and purchasing practices in the future could also have a material adverse effect on our business, financial condition, or results of operations.

We face risks relating to labor relations, labor costs, and the availability of qualified labor.

As of July 1, 2023, we had more than 35,000 employees of whom approximately 1,600 were members of local unions associated with the International Brotherhood of Teamsters or other unions. Although our labor contract negotiations have in the past generally taken place with the local union representatives, we may be subject to increased efforts to engage us in multi-unit bargaining that could subject us to the risk of multi-location labor disputes or work stoppages that would place us at greater risk of being materially adversely affected by labor disputes. In addition, labor organizing activities could result in additional employees becoming unionized, which could result in higher labor costs. Although we have not experienced any significant labor disputes or work stoppages in recent history, and we believe we have satisfactory relationships with our employees, including those who are union members, increased unionization or a work stoppage because of our inability to renegotiate union contracts could have a material adverse effect on us. Further, potential changes in labor legislation and case law could result in current non-union portions of our workforce, including warehouse and delivery personnel, being subjected to greater organized labor influence. If additional portions of our workforce became subject to collective bargaining agreements, this could result in increased costs of doing business as we would become subject to mandatory, binding arbitration or labor scheduling, labor costs, and standards, which could reduce our operating flexibility.

We are subject to a wide range of labor costs. Because our labor costs are, as a percentage of net sales, higher than in many other industries, we may be significantly harmed by labor cost increases. In addition, labor is a significant cost for many of our customers in the U.S. food-away-from-home industry. Any increase in their labor costs, including any increases in costs as a result of increases in minimum wage requirements, wage inflation and/or increased overtime payments as a result of labor shortages, work slowdowns, work interruptions, strikes, or other job actions by employees of customers could reduce the profitability of our customers and reduce demand for our products.

We rely heavily on our employees, particularly warehouse workers and drivers, and any significant shortage of qualified labor could significantly affect our business. Our recruiting and retention efforts and efforts to increase productivity may not be successful, and we could encounter a shortage of qualified labor in future periods. Any such shortage would decrease our ability to serve our customers effectively. Such a shortage would also likely lead to higher wages for employees and a corresponding reduction in our profitability. The current competitive labor market has impacted the Company’s ability to hire and retain qualified labor, particularly warehouse workers and drivers, in certain geographies. See the discussion under “Human Capital Resources” in Item 1, “Business” for additional information regarding our talent acquisition and talent management efforts in the context of these labor shortages.

Further, we continue to assess our healthcare benefit costs. Despite our efforts to control costs while still providing competitive healthcare benefits to our associates, significant increases in healthcare costs continue to occur, and we can provide no assurance that our cost containment efforts in this area will be effective. Our distributors and suppliers also may be affected by higher minimum wage and benefit standards, wage inflation and/or increased overtime payments as a result of labor shortages, work slowdowns, work interruptions, strikes, or other actions by their employees, which could result in higher costs for goods and services supplied to us. If we are unable to raise our prices or cut other costs to cover this expense, such increases in expenses could materially reduce our operating profit.

A cyber security incident or other technology disruptions could negatively affect our business and our relationships with customers.

We rely upon information technology networks and systems to process, transmit, and store electronic information, and to manage or support virtually all of our business processes and activities. We also use mobile devices, social networking, and other online activities to connect with our employees, suppliers, business partners, and customers. These uses give rise to cybersecurity risks, including security breach, espionage, system disruption, theft, and inadvertent release of information. Our business involves the storage and transmission of numerous classes of sensitive and/or confidential information and intellectual property, including customers’ and suppliers’ personal information, private information about employees, and financial and strategic information about us and our business partners. We have implemented measures to prevent security breaches and other cyber incidents. However, we and our third-party providers experience cybersecurity incidents of varying degrees from time-to-time, including ransomware and phishing attacks, as well as distributed denial of service attacks and the theft of data. To date, interruption of our information technology networks and systems and unauthorized access or exfiltration of data have been infrequent and have not had a material impact on our operations. However, because cyber-attacks are increasingly sophisticated and more frequent, our preventative measures and incident response efforts may not be entirely effective. Additionally, a portion of our corporate employees work remotely using smartphones, tablets, and other wireless devices, which may further heighten these and other operational risks. Further, as we pursue our strategy to grow through acquisitions and to pursue new initiatives that improve our operations and cost structure, we are also expanding and improving our information technologies, resulting in a larger technological presence and corresponding exposure to cybersecurity risk. Failure to adequately assess and identify cybersecurity risks associated with acquisitions and new initiatives would increase our vulnerability to such risks.

The theft, destruction, loss, misappropriation, release of sensitive and/or confidential information or intellectual property, or interference with our information technology systems or the technology systems of third parties on which we rely could result in business disruption, negative publicity, brand damage, violation of privacy laws, loss of customers, potential liability, remediation costs, and a competitive disadvantage.

We rely heavily on technology in our business and any technology disruption or delay in implementing new technology could adversely affect our business.

The foodservice distribution industry is transaction intensive. Our ability to control costs and to maximize profits, as well as to serve customers effectively, depends on the reliability of our information technology systems and related data entry processes. We rely on software and other technology systems, some of which are managed by third-party service providers, to manage significant aspects of our business, including making purchases, processing orders, managing our warehouses, loading trucks in the most efficient manner, and optimizing the use of storage space. The failure of our information technology systems to perform as we anticipate could disrupt our business and could result in transaction errors, processing inefficiencies, and the loss of sales and customers, causing our business and results of operations to suffer. In addition, our information technology systems may be vulnerable to damage or interruption from circumstances beyond our control, including fire, natural disasters, power outages, systems failures, security breaches, cyber-attacks, and viruses. While we have invested and continue to invest in technology security initiatives and disaster recovery plans, these measures cannot fully insulate us from technology disruptions that could have a material adverse effect on our business, financial condition, or results of operations.

Information technology systems evolve rapidly and in order to compete effectively we are required to integrate new technologies in a timely and cost-effective manner. If competitors implement new technologies before we do, allowing such competitors to provide lower priced or enhanced services of superior quality compared to those we provide, this could have a material adverse effect on our business, financial condition, or results of operations.

Competition in our industry is intense, and we may not be able to compete successfully.

The foodservice distribution industry is highly competitive. Certain of our competitors have greater financial and other resources than we do. Furthermore, there are two larger broadline distributors, Sysco and US Foods, with national footprints. In addition, there are numerous regional, local, and specialty distributors. These smaller distributors often align themselves with other smaller distributors through purchasing cooperatives and marketing groups to enhance their geographic reach, private label offerings, overall purchasing power, cost efficiencies, and to assemble delivery networks for national or multi-regional distribution. We often do not have exclusive service agreements with our customers and our customers may switch to other distributors if those distributors can offer lower prices, differentiated products, or customer service that is perceived to be superior. Such changes may occur particularly during periods of economic uncertainty or significant inflation. We believe that most purchasing decisions in the foodservice business are based on the quality and price of the product and a distributor’s ability to fill orders completely and accurately and provide timely deliveries. Our current or potential, future competitors may be able to provide products or services that are comparable or superior to those provided by us or adapt more quickly than we do to evolving trends or changing market requirements. Accordingly, we may not be able to compete effectively against current and potential, future competitors, and increased competition may result in price reductions, reduced gross margins, and loss of market share, any of which could materially adversely affect our business, financial condition, or results of operations.

We operate in a low margin industry, which could increase the volatility of our results of operations.

Similar to other resale-based industries, the distribution industry is characterized by relatively low profit margins. These low profit margins tend to increase the volatility of our reported net income since any decline in our net sales or increase in our costs that is small relative to our total net sales or costs may have a material impact on our net income.

Volatile food costs may have a direct impact upon our profitability.

We make a significant portion of our sales at prices that are based on the cost of products we sell plus a percentage markup. As a result, volatile food costs may have a direct impact upon our profitability. Our profit levels may be negatively affected during periods of product cost deflation, even though our gross profit percentage may remain relatively constant or even increase. Prolonged periods of product cost inflation also may have a negative impact on our profit margins and earnings to the extent such product cost increases are not passed on to customers because of their resistance to higher prices. For example, the impact of current economic conditions has resulted in inflation of 8.6% for fiscal 2023, which has increased our product costs and decreased profit margins. Furthermore, our business model requires us to maintain an inventory of products, and changes in price levels between the time that we acquire inventory from our suppliers and the time we sell the inventory to our customers could lead to unexpected shifts in demand for our products or could require us to sell inventory at lesser profit or a loss. In addition, product cost inflation may negatively affect consumer discretionary spending decisions within our customers’ establishments, which could negatively impact our sales. Our inability to quickly respond to inflationary and deflationary cost pressures could have a material adverse impact on our business, financial condition, or results of operations.

Many of our customers are not obligated to continue purchasing products from us.

Many of our customers buy from us pursuant to individual purchase orders, and we often do not enter into long-term agreements with these customers. Because such customers are not obligated to continue purchasing products from us, that the volume and/or number of our customers’ purchase orders may not remain constant or increase and we may be unable to maintain our existing customer base. Significant decreases in the volume and/or number of our customers’ purchase orders or our inability to retain or grow our current customer base could have a material adverse effect on our business, financial condition, or results of operations.

Group purchasing organizations may become more active in our industry and increase their efforts to add our customers as members of these organizations.

Some of our customers, particularly our larger customers, purchase their products from us through group purchasing organizations (“GPOs”) in an effort to lower the prices paid by these customers on their foodservice orders, and we have experienced some pricing pressure from these purchasers. These GPOs have also made efforts to include smaller, independent restaurants. If these GPOs are able to add a significant number of our customers as members, we may be forced to lower the prices we charge these customers in order to retain their business, which would negatively affect our business, financial condition, or results of operations. Additionally, if we are unable or unwilling to lower the prices we charge for our products to a level that is satisfactory to the GPOs, we may lose the business of those customers that are members of these organizations, which could have a material adverse effect on our business, financial condition, or results of operations.

Changes in consumer eating habits could reduce the demand for our products.

Changes in consumer eating habits (such as a decline in consuming food away from home, a decline in portion sizes, or a shift in preferences toward restaurants that are not our customers) could reduce demand for our products, which could adversely affect our business, financial condition, or results of operations. Consumer eating habits can be affected by a number of factors, including changes in attitudes regarding diet and health or new information regarding the health effects of consuming certain foods. There is a growing consumer preference for sustainable, organic, and locally grown products, and a shift towards plant-based proteins and/or animal proteins derived from animals that were humanely treated and antibiotic free. If consumer eating habits change significantly, we may be required to modify or discontinue sales of certain items in our product portfolio, and we may experience higher costs associated with the implementation of those changes. Changing consumer eating habits may also reduce the frequency with which consumers purchase meals outside of the home.

Additionally, changes in consumer eating habits may result in the enactment of laws and regulations that affect the ingredients and nutritional content of our food products, or laws and regulations requiring us to disclose the nutritional content of our food products. Compliance with these laws and regulations, as well as others regarding the ingredients and nutritional content of our food products, may be costly and time-consuming. Our inability to effectively respond to changes in food away from home consumer trends, consumer health perceptions or resulting new laws or regulations, or to adapt our menu offerings to trends in eating habits could have a material adverse effect on our business, financial condition, or results of operations.

Extreme weather conditions and natural disasters may interrupt our business or our customers’ businesses.

Many of our facilities and our customers’ facilities are located in areas that may be subject to extreme and occasionally prolonged weather conditions, including hurricanes, blizzards, earthquakes, and extreme heat or cold. Such extreme weather conditions, whether caused by global climate change or otherwise, could interrupt our operations and reduce the number of consumers who visit our customers’ facilities in such areas. Furthermore, such extreme weather conditions may interrupt or impede access to our customers’ facilities, all of which could have a material adverse effect on our business, financial condition, or results of operations.

Fluctuations in fuel prices and other transportation costs could harm our business.

The high cost of fuel can negatively affect consumer confidence and discretionary spending and, as a result, reduce the frequency and amount spent by consumers within our customers’ establishments for food away from home. The high price of fuel and other transportation related costs, such as tolls, fuel taxes, and license and registration fees, can also increase the price we pay for products as well as the costs incurred by us to deliver products to our customers. Furthermore, both the price and supply of fuel are unpredictable and fluctuate based on events outside our control, including geopolitical developments (such as the war in the Ukraine), supply and demand for oil and gas, actions by the Organization of Petroleum Exporting Countries and other oil and gas producers, war and unrest in oil producing countries and regions, regional production patterns, and environmental concerns. These factors, if occurring over an extended period of time, could have a material adverse effect on our sales, margins, operating expenses, or results of operations. For example, in fiscal 2023, the United States experienced significant increases in fuel prices and, as a result, the Company's fuel expense increased $30.8 million in fiscal 2023 compared to fiscal 2022.

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

Over the last several decades, the retail food industry has undergone significant change as companies such as Walmart and Costco have developed a lower cost structure to provide their customer base with an everyday low-cost product offering. As a large-scale foodservice distributor, we have similar strategies to remain competitive in the marketplace by reducing our cost structure. However, if one or more of our competitors in the foodservice distribution industry adopted an everyday low-price strategy, we would potentially be pressured to lower prices to our customers and would need to achieve additional cost savings to offset these reductions. We may be unable to change our cost structure and pricing practices rapidly enough to successfully compete in such an environment.

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

We regularly evaluate opportunities to acquire other companies. To the extent our future growth includes acquisitions, we may not be able to obtain any necessary financing for such acquisitions, consummate such potential acquisitions effectively, effectively and efficiently integrate any acquired entities, or successfully expand into new markets.

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

Our operations are subject to regulation by state and local health departments, the USDA, and the FDA, which generally impose standards for product quality and sanitation and are responsible for the administration of bioterrorism legislation affecting the foodservice industry. These government authorities regulate, among other things, the processing, packaging, storage, distribution, advertising, and labeling of our products. The FSMA requires that the FDA impose comprehensive, prevention-based controls across the food supply, further regulates food products imported into the United States, and provides the FDA with mandatory recall authority. Our seafood operations are also specifically regulated by federal and state laws, including those administered by the National Marine Fisheries Service, established for the preservation of certain species of marine life, including fish and shellfish. Our processing and distribution facilities must be registered with the FDA biennially and are subject to periodic government agency inspections. State and/or federal authorities generally inspect our facilities at least annually. The Federal Perishable Agricultural Commodities Act, which specifies standards for the sale, shipment, inspection, and rejection of agricultural products, governs our relationships with our fresh food suppliers with respect to the grading and commercial acceptance of product shipments. We are also subject to regulation by state authorities for the accuracy of our weighing and measuring devices. Additionally, the Surface Transportation Board and the Federal Highway Administration regulate our trucking operations, and interstate motor carrier operations are subject to safety requirements prescribed by the U.S. Department of Transportation and other relevant federal and state agencies. Our suppliers are also subject to similar regulatory requirements and oversight. We have expanded the product lines of our Vistar segment to include hemp-based CBD products authorized under the 2018 Farm Bill. Sales of certain hemp-based CBD products are prohibited in some jurisdictions and the FDA and certain states and local governments may enact regulations that limit the marketing and use of such products. In the event that the FDA or state and local governments impose regulations on CBD products, we do not know what the impact would be on our products, and what costs, requirements, and possible prohibitions may be associated with such regulations. The failure to comply with applicable regulatory requirements could result in, among other things, administrative, civil, or criminal penalties or fines; mandatory or voluntary product recalls; warning or untitled letters; cease and desist orders against operations that are not in compliance; closure of facilities or operations; the loss, revocation, or modification of any existing licenses, permits, registrations, or approvals; or the failure to obtain additional licenses, permits, registrations, or approvals in new jurisdictions where we intend to do business, any of which could have a material adverse effect on our business, financial condition, or results of operations. These laws and regulations may change in the future and we could incur material costs in our efforts to comply with current or future laws and regulations or in any required product recalls.

In addition, our operations are subject to various federal, state, and local laws and regulations in many areas of our business, such as, minimum wage, overtime, wage payment, wage and hour and employment discrimination, harassment, immigration, human health and safety and relating to the protection of the environment, including those governing the discharge of pollutants into the air, soil, and water; the management and disposal of solid and hazardous materials and wastes; employee exposure to hazards in the workplace; and the investigation and remediation of contamination resulting from releases of petroleum products and other regulated materials. In the course of our operations, we operate, maintain, and fuel fleet vehicles; store fuel in on-site above and underground storage tanks; operate refrigeration systems; and use and dispose of hazardous substances and food wastes. We could incur substantial costs, including fines or penalties and third-party claims for property damage or personal injury, as a result of any violations of environmental or workplace safety laws and regulations or releases of regulated materials into the environment. In addition, we could incur investigation, remediation, or other costs related to environmental conditions at our currently or formerly owned or operated properties.

Finally, we are subject to legislation, regulation and other matters regarding the marketing, distribution, sale, taxation and use of cigarette, tobacco and alternative nicotine products. For example, various jurisdictions have adopted or are considering legislation and regulations restricting displays and marketing of tobacco and alternative nicotine products, requiring the disclosure of ingredients used in the manufacture of tobacco and alternative nicotine products, and imposing restrictions on public smoking and vaping. In addition, the FDA has been empowered to regulate changes to nicotine yields and the chemicals and flavors used in tobacco and alternative nicotine products (including cigars, pipe and e-cigarette products), require ingredient listings be displayed on tobacco and alternative nicotine products, prohibit the use of certain terms that may attract youth or mislead users as to the risks involved with using tobacco and alternative nicotine products, as well as limit or otherwise impact the marketing of tobacco and alternative nicotine products by requiring additional labels or warnings that must be pre-approved by the FDA. Such legislation and related regulation are likely to continue to adversely impact the market for tobacco and alternative nicotine products and, accordingly, our sales of such products. Likewise, cigarettes and tobacco products are subject to substantial excise taxes. Significant increases in cigarette-related taxes and/or fees have been proposed or enacted and are likely to continue to be proposed or enacted by various taxing jurisdictions within the U.S. These tax increases negatively impact consumption and may cause a shift in sales from premium brands to discount brands, illicit channels, or tobacco alternatives, such as electronic cigarettes, as smokers seek lower priced options. Furthermore, taxing jurisdictions have the ability to change or rescind credit terms currently extended for the remittance of taxes that we collect on their behalf. If these excise taxes are substantially increased, or credit terms are substantially reduced, it could have a material adverse effect on our business, financial condition, and results of operations.

Climate change, or the legal, regulatory, or market measures being implemented to address climate change, could have an adverse impact on our business.

The effects of climate change may create financial and operational risks to our business, both directly and indirectly. There is an increased focus around the world by regulatory and legislative bodies at all levels towards policies relating to climate change and the impact of global warming, including the regulation of greenhouse gas (GHG) emissions, energy usage, and sustainability efforts. Increased compliance costs and expenses due to the impacts of climate change on our business, as well as additional legal or regulatory requirements regarding climate change or designed to reduce or mitigate the effects of carbon dioxide and other GHG emissions on the environment, particularly diesel engine emissions, may cause disruptions in, or an increase in the costs associated with, the running of our business, particularly with regard to our distribution and supply chain operations. These costs include an increase in the cost of the fuel and other energy we purchase, and capital costs associated with updating or replacing our vehicles prematurely. Moreover, compliance with any such legal or regulatory requirements may require that we implement changes to our business operations and strategy, which would require us to devote substantial time and attention to these matters and cause us to incur additional costs. We may not be able to accurately predict, prepare for, and respond to new kinds of technological innovations with respect to electric vehicles and other technologies that minimize emissions. Laws enacted to reduce GHG could also directly or indirectly affect our suppliers, which could adversely affect our business, financial condition, or results of operations. The effects of climate change, and legal or regulatory initiatives to address climate change, could have a long-term adverse effect on our business, financial condition, or results of operations.

In addition, from time to time we establish and publicly announce goals and commitments related to corporate social responsibility matters, including those related to reducing our impact on the environment. For example, in 2023, we established goals for the reduction of GHG emissions, which include a target of reducing Scope 1 and 2 GHG emission intensity by 15% by 2030 from a 2021 base year. Our ability to meet this and other related goals depends in part on significant technological advancements with respect to the development and availability of reliable, affordable, and sustainable alternative solutions, including electric and other alternative fuel vehicles as well as alternative energy sources, which may not be developed or be available to us in the timeframe needed to achieve these goals. In addition, we may determine that it is in our best interests to prioritize other business, social, governance, or sustainable investments over the achievement of our current goals based on economic, regulatory or social factors, business strategy, or other factors. If we do not meet our publicly stated goals, then we may experience a negative reaction from the media, stockholders, activists, and other interested stakeholders, and any perception that we have failed to act responsibly regarding climate change, whether or not valid, could result in adverse publicity or legal challenges and negatively affect our business and reputation. While we remain committed to being responsive to climate change and reducing our carbon footprint, there can be no assurance that our goals and strategic plans to achieve those goals will be successful, that the costs related to climate transition will not be higher than expected, that the necessary technological advancements will occur in the timeframe we expect, or at all, or that proposed regulation or deregulation related to climate change will not have a negative competitive impact, any one of which could have a material adverse effect on our business, financial condition, or results of operations.

A significant portion of our sales volume is dependent upon the distribution of cigarettes and other tobacco products, sales of which are generally declining.

Following the acquisitions of Eby-Brown Company LLC (“Eby-Brown”) and Core-Mark, a significant portion of our sales volume depends upon the distribution of cigarettes and other tobacco products. Due to increases in the prices of cigarettes, restrictions on cigarette manufacturers’ marketing and promotions, increases in cigarette regulation and excise taxes, health concerns, increased pressure from anti-tobacco groups, the rise in popularity of tobacco alternatives, including electronic cigarettes and other alternative nicotine products, and other factors, cigarette consumption in the United States has been declining over the past few decades. In many instances, tobacco alternatives, such as electronic cigarettes, are not subject to federal, state, and local excise taxes like the sale of conventional cigarettes or other tobacco products. We expect consumption trends of legal cigarette products will continue to be negatively impacted by the factors described above. If we are unable to sell other products to make up for these declines in cigarette sales, our business, financial condition, or results of operations could be materially adversely affected.

If the products we distribute are alleged to cause injury or illness or fail to comply with governmental regulations, we may need to recall our products.

The products we distribute may be subject to product recalls, including voluntary recalls or withdrawals, if they are alleged to cause injury or illness (including food-borne illness such as e. coli, bovine spongiform, encephalopathy, hepatitis A, trichinosis, listeria, or salmonella) or if they are alleged to have been mislabeled, misbranded, or adulterated or to otherwise be in violation of governmental regulations. We may also voluntarily recall or withdraw products that we consider not to meet our quality standards, whether for taste, appearance, or otherwise, in order to protect our brand and reputation. If there is any future product withdrawal that results in substantial and unexpected expenditures, destruction of product inventory, damage to our reputation, or lost sales because of the unavailability of the product for a period of time, our business, financial condition, or results of operations may be materially adversely affected.

We may be subject to or affected by product liability claims relating to products we distribute.

We may be exposed to product liability claims in the event that the use of the products we sell is alleged to cause injury or illness. While we believe we have sufficient primary and excess umbrella liability insurance with respect to product liability claims we cannot assure you that our limits are sufficient to cover all our liabilities. For example, punitive damages may not be covered by insurance. In addition, we may not be able to continue to maintain our existing insurance or obtain replacement insurance on comparable terms, and any replacement insurance or our current insurance may not continue to be available at a reasonable cost, or, if available, may not be adequate to cover all of our liabilities. We generally seek contractual indemnification and insurance coverage from parties supplying products to us, but this indemnification or insurance coverage is limited, as a practical matter, to the creditworthiness of the indemnifying party and the insured limits of any insurance provided by suppliers. If we do not have adequate insurance or contractual indemnification available, the liability relating to defective products could adversely affect our business, financial condition, or results of operations.

Adverse judgments or settlements resulting from legal proceedings in which we may be involved in the normal course of our business could reduce our profits or limit our ability to operate our business.

In the normal course of our business, we are involved in various legal proceedings. The outcome of these proceedings cannot be predicted. If any of these proceedings were to be determined adversely to us or a settlement involving a payment of a material sum of money were to occur, it could materially and adversely affect our profits or ability to operate our business. Additionally, we could become the subject of future claims by third parties, including our employees; suppliers, customers, and other counterparties; our investors; or regulators. Any significant adverse judgments or settlements could reduce our profits and could limit our ability to operate our business. Further, we may incur costs related to claims for which we have appropriate third-party indemnity, but such third parties may fail to fulfill their contractual obligations.

Adverse publicity about us, lack of confidence in our products or services, and other risks could negatively affect our reputation and our business.

Maintaining a good reputation and public confidence in the safety of the products we distribute or services we provide is critical to our business, particularly to selling our Performance Brands products. Anything that damages our reputation, or the public’s confidence in our products, services, facilities, delivery fleet, operations, or employees, whether or not justified, including adverse publicity about the quality, safety, or integrity of our products, could quickly affect our net sales and profits. Reports, whether true or not, of food-borne illnesses or harmful bacteria (such as e. coli, bovine spongiform encephalopathy, hepatitis A, trichinosis, listeria, or salmonella) and injuries caused by food tampering could also severely injure our reputation or negatively affect the public’s confidence in our products. We may need to recall our products if they become adulterated. If patrons of our restaurant customers become ill from food-borne illnesses, our customers could be forced to temporarily close restaurant locations and our sales would be correspondingly decreased. In addition, instances of food-borne illnesses, food tampering, or other health concerns, such as flu epidemics or other pandemics (such as COVID-19), even those unrelated to the use of our products, or public concern regarding the safety of our products, can result in negative publicity about the foodservice distribution industry and cause our sales to decrease dramatically. In addition, a widespread health epidemic (such as COVID-19) or food-borne illness, whether or not related to the use of our products, as well as terrorist events may cause consumers to avoid public gathering places, like restaurants, or otherwise change their eating behaviors. Health concerns and negative publicity may harm our results of operations and damage the reputation of, or result in a lack of acceptance of, our products or the brands that we carry or the services that we provide.

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

Although we believe our aggregate insurance limits should be sufficient to cover reasonably expected claims costs, it is possible that the amount of one or more claims could exceed our aggregate coverage limits. Insurance carriers have raised premiums for many businesses in our industry, including ours, and our insurance and claims expense could continue to increase in the future. Our results of operations and financial condition could be materially and adversely affected if (1) total claims costs significantly exceed our coverage limits, (2) we experience a claim in excess of our coverage limits, (3) our insurance carriers fail to pay on our insurance claims, (4) we experience a claim for which coverage is not provided, or (5) a large number of claims may cause our cost under our deductibles to differ from historic averages.

Risks Relating to Our Indebtedness

Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or in our industry, expose us to interest rate risk to the extent of our variable rate debt, and prevent us from meeting our obligations under our indebtedness.

As of July 1, 2023, we had $4,010.0 million of indebtedness, including finance lease obligations. In addition, we had $2,673.8 million of availability under the Amended ABL Facility (as defined below under "- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financing Activities in Part II, Item 7 of this Form 10-K ("Item 7")") after giving effect to $172.2 million of outstanding letters of credit and $99.7 million of lenders’ reserves under the Amended ABL Facility.

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

A substantial portion of our indebtedness is floating rate debt. As interest rates increase, our debt service obligations on such indebtedness increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. As a result of the discontinuation of the London Inter-Bank Offered Rate (“LIBOR”) as a reference rate on June 30, 2023, there is uncertainty as to whether the transition from LIBOR to the Secured Overnight Financing Rate (“SOFR”) or another reference rate will result in financial market disruptions or higher interest costs to borrowers, which could increase our interest expense and have an adverse effect on our business and results of operations. Our ABL Facility was recently amended to replace LIBOR with SOFR. SOFR is a relatively new reference rate and has a very limited history. The future performance of SOFR cannot be predicted based on its limited historical performance. Since the initial publication of SOFR in April 2018, changes in SOFR have, on occasion, been more volatile than changes in other benchmark or market rates, such as U.S. dollar LIBOR. Additionally, any successor rate to SOFR under the Amended ABL Facility may not have the same characteristics as SOFR or LIBOR. As a result, the consequences of the phase-out of LIBOR cannot be entirely predicted at this time.

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

We utilize derivative financial instruments to reduce our exposure to market risks from changes in interest rates on our variable rate indebtedness, and we are exposed to risks related to counterparty credit worthiness or non-performance of these instruments.

We enter into pay-fixed interest rate swaps to limit our exposure to changes in variable interest rates. Such instruments may result in economic losses should interest rates decline to a point lower than our fixed rate commitments. We are exposed to credit-related losses, which could affect the results of operations in the event of fluctuations in the fair value of the interest rate swaps due to a change in the credit worthiness or non-performance by the counterparties to the interest rate swaps.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of July 1, 2023, we operated 142 distribution centers across our three reportable segments. Of our 142 facilities, we owned 65 facilities and leased the remaining 77 facilities. Our Foodservice segment operated 78 distribution centers, our Vistar segment operated 25 distribution centers, and our Convenience segment operated 39 distribution centers, all of which had an average square footage of approximately 200,000 square feet per facility.

Location	Foodservice	Vistar	Convenience	Total
Alabama	1	—	—	1
Arkansas	1	—	1	2
Arizona	1	1	—	2
California	4	2	5	11
Colorado	1	1	1	3
Connecticut	—	1	—	1
Florida	7	1	2	10
Georgia	3	1	2	6
Iowa	1	—	1	2
Illinois	2	1	1	4
Indiana	1	—	1	2
Kentucky	3	1	2	6
Louisiana	3	—	—	3
Massachusetts	3	—	2	5
Maryland	2	—	—	2
Maine	1	—	1	2
Michigan	1	2	1	4
Minnesota	3	1	1	5
Missouri	4	1	—	5
Mississippi	4	1	—	5
North Carolina	1	1	2	4
Nebraska	1	—	—	1
New Jersey	3	2	—	5
New Mexico	—	—	2	2
Nevada	—	1	1	2
Ohio	3	1	2	6
Oregon	1	1	1	3
Pennsylvania	2	1	2	5
South Carolina	3	—	—	3
Tennessee	5	1	—	6
Texas	5	2	1	8
Utah	—	—	1	1
Virginia	3	—	—	3
Vermont	2	—	—	2
Washington	—	—	1	1
Wisconsin	3	1	1	5
Canada	—	—	4	4
Total	78	25	39	142

Our Foodservice “broad-line” customers are generally located no more than 200 miles from one of our distribution facilities, and national chain customers are generally located no more than 450 miles from one of our distribution facilities. Of the 78 Foodservice distribution centers, 10 have meat cutting operations that provide custom-cut meat products and one has seafood processing operations that provide custom-cut and packed seafood to our customers and our other distribution centers. The Convenience segment operates two additional facilities as a third-party logistics provider dedicated solely to supporting the logistics and management requirements of one of our customers. These distribution facilities are located in Arizona and Texas.

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

Approximate Number of Common Shareholders

At the close of business on August 9, 2023, there were approximately 1,423 holders of record of our shares of common stock. This stockholder figure does not include a substantially greater number of holders whose shares are held of record by banks, brokers and other financial institutions.

Dividends

We have no current plans to pay dividends on our common stock. In addition, our ability to pay dividends is limited by the covenants in the agreements governing our existing indebtedness and may be further limited by the agreements governing other indebtedness we or our subsidiaries may incur in the future. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Activities. Any decision to declare and pay dividends in the future will be made at the sole discretion of our Board of Directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions, and other factors that our Board of Directors may deem relevant. Because we are a holding company, and have no direct operations, we will only be able to pay dividends from funds we receive from our subsidiaries.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer

The following table provides information relating to our purchases of shares of the Company's common stock during the fourth quarter of fiscal 2023.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan (in millions)(2)
April 2, 2023—April 29, 2023	195	$59.94	—	$300.0
April 30, 2023—May 27, 2023	241	$56.70	—	$300.0
May 28, 2023—July 1, 2023	200,654	$56.06	200,654	$288.8
Total	201,090	$56.07	200,654

(1) During the fourth quarter of fiscal 2023, the Company purchased 436 shares of the Company's common stock via share withholding for payroll tax obligations due from employees in connection with the delivery of shares of the Company's common stock under our incentive plans.

(2) On November 16, 2022, the Board of Directors authorized a new share repurchase program for up to $300 million of the Company’s outstanding common stock. This authorization replaced the previously authorized $250 million share repurchase program. The new share repurchase program has an expiration date of November 16, 2026 and may be amended, suspended, or discontinued at any time at the Company’s discretion, subject to compliance with applicable laws. Repurchases under this program depend upon market place conditions and other factors, including compliance with the covenants in the agreements governing our existing indebtedness.

Stock Performance Graph

The performance graph below compares the cumulative total shareholder return of the Company’s common stock over the previous five fiscal years, with the cumulative total return for the same period of the S&P 500 index, the S&P Midcap 400 index, and the S&P Midcap 400 Food, Beverage & Tobacco Industry Group. The Company has elected to replace the S&P Midcap 400 index with the S&P Midcap 400 Food, Beverage & Tobacco Industry Group because the new index represents a group of companies more aligned with our peer group. In this transition year, the stock performance graph below includes the new index and the previously reported index. The graph assumes the investment of $100 in our common stock and each of the indices as of the market close on June 29, 2018 and the reinvestment of dividends. Performance data for the Company, the S&P 500 index, the S&P Midcap 400 index, and the S&P Midcap 400 Food, Beverage & Tobacco Industry Group is provided as of the last trading day of each of our last five fiscal years. The stock price performance graph is not necessarily indicative of future stock price performance.

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

The following includes a comparison of our consolidated results of operations, our segment results and financial position for fiscal years 2023 and 2022. For a comparison of our consolidated results of operations and financial position for fiscal years 2022 and 2021, see Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended July 2, 2022, filed with the SEC on August 19, 2022. For a comparison of segment results for fiscal years 2022 and 2021, see Item 7 of Part II, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended July 2, 2022, filed with the SEC on August 19, 2022, as updated by Exhibit 99.1 of the Current Report filed on Form 8-K with the SEC on November 21, 2022.

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

The Company’s fiscal year ends on the Saturday nearest to June 30th. This resulted in a 52-week year for fiscal 2023, a 52-week year for fiscal 2022 and a 53-week year for fiscal 2021. References to “fiscal 2023” are to the 52-week period ended July 1, 2023, references to “fiscal 2022” are to the 52-week period ended July 2, 2022, and references to “fiscal 2021” are to the 53-week period ended July 3, 2021.

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
•
Our ability to successfully execute our segment strategies and implement our initiatives. Our performance will continue to depend on our ability to successfully execute our segment strategies and to implement our current and future initiatives. The key strategies include focusing on independent sales and Performance Brands, pursuing new customers for our three reportable segments, expansion of geographies, utilizing our infrastructure to gain further operating and purchasing efficiencies, and making strategic acquisitions.

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

Adjusted EBITDA

Management measures operating performance based on our Adjusted EBITDA, defined as net income before interest expense, interest income, income and franchise taxes, and depreciation and amortization, further adjusted to exclude certain items that we do not consider part of our core operating results. Such adjustments include certain unusual, non-cash, non-recurring, cost reduction, and other adjustment items permitted in calculating covenant compliance under our credit agreement and indentures (other than certain pro forma adjustments permitted under our credit agreement and indentures governing the Notes due 2025, Notes due 2027, and Notes due 2029 relating to the Adjusted EBITDA contribution of acquired entities or businesses prior to the acquisition date). Under our credit agreement and indentures, our ability to engage in certain activities such as incurring certain additional indebtedness, making certain investments, and making restricted payments is tied to ratios based on Adjusted EBITDA (as defined in our credit agreement and indentures). Our definition of Adjusted EBITDA may not be the same as similarly titled measures used by other companies.

Adjusted EBITDA is not defined under GAAP, is not a measure of operating income, operating performance, or liquidity presented in accordance with GAAP, and is subject to important limitations. We use this measure to evaluate the performance of our business on a consistent basis over time and for business planning purposes. In addition, targets based on Adjusted EBITDA are among the measures we use to evaluate our management’s performance for purposes of determining their compensation under our incentive plans. We believe that the presentation of Adjusted EBITDA is useful to investors because it is frequently used by securities analysts, investors, and other interested parties, including our lenders under our credit agreement and holders of our Notes due 2025, Notes due 2027, and Notes due 2029 in their evaluation of the operating performance of companies in industries similar to ours.

Adjusted EBITDA has important limitations as analytical tools and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. For example, Adjusted EBITDA:

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

We have included below reconciliations of Adjusted EBITDA to the most directly comparable measure calculated in accordance with GAAP for the periods presented.

Results of Operations and Adjusted EBITDA

The following table sets forth a summary of our results of operations and Adjusted EBITDA for the periods indicated (dollars in millions, except per share data):

	Fiscal Year Ended			Fiscal 2023		Fiscal 2022
	July 1, 2023	July 2, 2022	July 3, 2021	Change	%	Change	%
Net sales	$57,254.7	$50,894.1	$30,398.9	$6,360.6	12.5	20,495.2	67.4
Cost of goods sold	50,999.8	45,637.7	26,873.7	5,362.1	11.7	18,764.0	69.8
Gross profit	6,254.9	5,256.4	3,525.2	998.5	19.0	1,731.2	49.1
Operating expenses	5,489.1	4,929.0	3,324.5	560.1	11.4	1,604.5	48.3
Operating profit	765.8	327.4	200.7	438.4	133.9	126.7	63.1
Other expense, net
Interest expense	218.0	182.9	152.4	35.1	19.2	30.5	20.0
Other, net	3.8	(22.6)	(6.4)	26.4	116.8	(16.2)	(253.1)
Other expense, net	221.8	160.3	146.0	61.5	38.4	14.3	9.8
Income before income taxes	544.0	167.1	54.7	376.9	225.6	112.4	205.5
Income tax expense	146.8	54.6	14.0	92.2	168.9	40.6	290.0
Net income	$397.2	$112.5	$40.7	$284.7	253.1	71.8	176.4
Adjusted EBITDA	$1,363.4	$1,019.8	$625.3	$343.6	33.7	394.5	63.1
Weighted-average common shares outstanding:
Basic	154.2	149.8	132.1	4.4	2.9	17.7	13.4
Diluted	156.1	151.3	133.4	4.8	3.2	17.9	13.4
Earnings per common share:
Basic	$2.58	$0.75	$0.31	$1.83	244.0	$0.44	141.9
Diluted	$2.54	$0.74	$0.30	$1.80	243.2	$0.44	146.7

We believe that the most directly comparable GAAP measure to Adjusted EBITDA is net income. The following table reconciles Adjusted EBITDA to net income for the periods presented:

	Fiscal year ended
	July 1, 2023	July 2, 2022	July 3, 2021
	(In millions)
Net income	$397.2	$112.5	$40.7
Interest expense	218.0	182.9	152.4
Income tax expense	146.8	54.6	14.0
Depreciation	315.7	279.7	213.9
Amortization of intangible assets	181.0	183.1	125.0
Change in LIFO reserve (1)	39.2	122.9	36.4
Stock-based compensation expense	43.3	44.0	25.4
Loss (gain) on fuel derivatives	5.7	(20.7)	(6.4)
Acquisition, integration & reorganization expenses (2)	10.6	49.9	16.2
Other adjustments (3)	5.9	10.9	7.7
Adjusted EBITDA	$1,363.4	$1,019.8	$625.3

(1)
Includes a (decrease) in the last-in-first-out (“LIFO”) reserve of (19.2) million for Foodservice and an increase of $58.4 million for Convenience for fiscal 2023 compared to increases of $31.9 million for Foodservice and $91.0 million for Convenience for fiscal 2022 and increases of $11.8 million for Foodservice and $24.6 million for Convenience for fiscal 2021.
(2)
Includes professional fees and other costs related to completed and abandoned acquisitions, costs of integrating certain of our facilities, and facility closing costs.
(3)
Includes asset impairments, gains and losses on disposal of fixed assets, amounts related to favorable and unfavorable leases, foreign currency transaction gains and losses, franchise tax expense, and other adjustments permitted by our credit agreement.

Consolidated Results of Operations

Fiscal year ended July 1, 2023 compared to fiscal year ended July 2, 2022

Net Sales

Net sales growth is primarily a function of acquisitions, case growth, pricing (which is primarily based on product inflation/deflation), and a changing mix of customers, channels, and product categories sold. Net sales increased $6.4 billion, or 12.5%, in fiscal 2023 compared to fiscal 2022.

The increase in net sales was primarily a result of the acquisition of Core-Mark in the first quarter of fiscal 2022 and an increase in selling price per case due to inflation and channel mix. The overall rate of product cost inflation declined throughout fiscal 2023 and was approximately 8.6% for fiscal 2023. Total case volume increased 5.8% in fiscal 2023 compared to fiscal 2022. Total organic case volume increased 1.6% in fiscal 2023 compared to the prior fiscal year.

Gross Profit

Gross profit increased $998.5 million, or 19.0%, in fiscal 2023 compared to fiscal 2022. The increase in gross profit was primarily driven by the acquisition of Core-Mark in the first quarter of fiscal 2022, a favorable shift in the mix of cases sold, including growth in the independent channel, and procurement related gains.

Operating Expenses

Operating expenses increased $560.1 million, or 11.4%, for fiscal 2023 compared to fiscal 2022. The increase in operating expenses were primarily driven by the acquisition of Core-Mark in the first quarter of fiscal 2022, as well as increases in personnel expense, fuel expense, and repairs and maintenance expense. Operating expenses include a $190.0 million increase in personnel expenses primarily related to wages, commissions and benefits, a $34.9 million increase in repairs and maintenance expense primarily related to transportation equipment and cloud-based information technology services and a $30.8 million increase in fuel expense primarily due to higher fuel prices for fiscal 2023 compared to the prior fiscal year. These increases were partially offset by a $10.2 million decrease for fiscal 2023 in professional fees primarily related to prior year acquisitions.

Depreciation and amortization of intangible assets increased from $462.8 million in fiscal 2022 to $496.7 million in fiscal 2023, an increase of 7.3%. Depreciation of fixed assets and amortization of intangible assets increased as a result of the Core-Mark acquisition and a prior fiscal year acquisition within Foodservice.

Net Income

Net income was $397.2 million for fiscal 2023 compared to $112.5 million for fiscal 2022. This increase in net income was attributable to the $438.4 million increase in operating profit, partially offset by increases in income tax expense, interest expense and other, net. The increase in interest expense was primarily the result of an increase in the average interest rate in fiscal 2023 compared to the prior fiscal year. The increase in other, net primarily relates to changes in the fair value of fuel hedging derivatives.

The Company reported income tax expense of $146.8 million for fiscal 2023 compared to $54.6 million for fiscal 2022. Our effective tax rate in fiscal 2023 was 27.0% compared to 32.7% in fiscal 2022. The effective tax rate for fiscal 2023 differed from the prior fiscal years primarily due to a decrease in non-deductible acquisition-related expenses and state income tax expense as a percentage of book income.

Segment Results

The Company has three reportable segments: Foodservice, Vistar, and Convenience. Management evaluates the performance of these segments based on various operating and financial metrics, including their respective sales growth and Adjusted EBITDA. Adjusted EBITDA is defined as net income before interest expense, interest income, income taxes, depreciation, and amortization and excludes certain items that the Company does not consider part of its segments’ core operating results, including stock-based compensation expense, changes in the LIFO reserve, acquisition, integration and reorganization expenses, and gains and losses related to fuel derivatives. See Note 19. Segment Information of the consolidated financial statements in this Form 10-K.

Corporate & All Other is comprised of unallocated corporate overhead and certain operations that are not considered separate reportable segments based on their size. This also includes the operations of our internal logistics unit responsible for managing and allocating inbound logistics revenue and expense.

The following provides a comparison of our segment results for fiscal years 2023 and 2022.

The following tables set forth net sales and Adjusted EBITDA by segment for the periods indicated (dollars in millions):

Net Sales

	Fiscal year ended			Fiscal 2023		Fiscal 2022
	July 1, 2023	July 2, 2022	July 3, 2021	Change	%	Change	%
Foodservice	$28,490.6	$26,579.2	$21,890.0	$1,911.4	7.2	$4,689.2	21.4
Vistar	4,549.3	3,681.8	2,539.6	867.5	23.6	1,142.2	45.0
Convenience	24,119.6	20,603.3	5,946.8	3,516.3	17.1	14,656.5	246.5
Corporate & All Other	700.4	526.5	428.6	173.9	33.0	97.9	22.8
Intersegment Eliminations	(605.2)	(496.7)	(406.1)	(108.5)	(21.8)	(90.6)	(22.3)
Total net sales	$57,254.7	$50,894.1	$30,398.9	$6,360.6	12.5	$20,495.2	67.4

Adjusted EBITDA

	Fiscal year ended			Fiscal 2023		Fiscal 2022
	July 1, 2023	July 2, 2022	July 3, 2021	Change	%	Change	%
Foodservice	$943.6	$786.5	$677.5	$157.1	20.0	$109.0	16.1
Vistar	325.3	193.0	84.8	132.3	68.5	108.2	127.6
Convenience	328.8	257.1	36.4	71.7	27.9	220.7	606.3
Corporate & All Other	(234.3)	(216.8)	(173.4)	(17.5)	(8.1)	(43.4)	(25.0)
Total Adjusted EBITDA	$1,363.4	$1,019.8	$625.3	$343.6	33.7	$394.5	63.1

Segment Results—Foodservice

Fiscal year ended July 1, 2023 compared to fiscal year ended July 2, 2022

Net Sales

Net sales for Foodservice increased $1.9 billion, or 7.2%, from fiscal 2022 to fiscal 2023. This increase in net sales was driven by an increase in selling price per case as a result of inflation and a favorable shift in mix. The overall rate of product cost inflation declined throughout fiscal 2023 and was approximately 6.4% for fiscal 2023. Securing new and expanding business with independent customers resulted in organic independent case growth of 6.2% in fiscal 2023 compared to the prior fiscal year. For fiscal 2023, independent sales as a percentage of total segment sales were 39.3%.

Adjusted EBITDA

Adjusted EBITDA for Foodservice increased $157.1 million, or 20.0%, from fiscal 2022 to fiscal 2023. This increase was the result of an increase in gross profit, partially offset by an increase in operating expenses. Gross profit contributing to Foodservice’s Adjusted EBITDA increased $389.9 million, or 11.3% in fiscal 2023 compared to the prior fiscal year. The increase in gross profit was driven by a favorable shift in the mix of cases sold to independent customers, including more Performance Brands products sold to independent customers, partially offset by an expected decrease in procurement gains as the rate of inflation declines.

Operating expenses impacting Foodservice’s Adjusted EBITDA increased by $233.2 million, or 8.7%, from fiscal 2022 to fiscal 2023. Operating expenses increased as a result of a prior year acquisition, a $122.4 million increase in personnel expenses primarily related to commissions, wages, and benefits, an increase in fuel expense of $22.5 million primarily as a result of an increase in fuel prices compared to the prior fiscal year, a $16.9 million increase in repairs and maintenance expense related to transportation equipment as the Company is waiting on replacement fleet compared to the prior fiscal year.

Depreciation of fixed assets and amortization of intangible assets recorded in this segment increased from $260.0 million in fiscal 2022 to $279.8 million in fiscal 2023. Depreciation of fixed assets and amortization of intangible assets increased in fiscal 2023 as a result of a prior year acquisition, which included accelerated amortization of certain customer relationships, and an increase in transportation equipment under finance leases, partially offset by fully amortized intangible assets.

Segment Results—Vistar

Fiscal year ended July 1, 2023 compared to fiscal year ended July 2, 2022

Net Sales

Net sales for Vistar increased $867.5 million, or 23.6%, from fiscal 2022 to fiscal 2023. The increase in net sales was driven primarily by an increase in selling price per case as a result of inflation and channel mix, as well as case volume growth in the vending, office coffee service, office supply, theater, value stores, hospitality, and travel channels in fiscal 2023 compared to the prior fiscal year.

Adjusted EBITDA

Adjusted EBITDA for Vistar increased $132.3 million, or 68.5%, from fiscal 2022 to fiscal 2023. The increase was the result of an increase in gross profit, partially offset by an increase in operating expenses. Gross profit increased $172.0 million, or 28.0%, in fiscal 2023 compared to fiscal 2022, driven by a favorable shift in the mix of cases sold, growth in cases sold, and procurement related gains. Gross profit as a percentage of net sales increased from 16.7% for fiscal 2022 to 17.3% for fiscal 2023.

Operating expenses impacting Vistar’s Adjusted EBITDA increased $40.1 million, or 9.5%, for fiscal 2023 compared to the prior fiscal year. Operating expenses increased primarily as a result of the increased case volume described above, and the resulting impact on variable operational and selling expenses, including a $24.5 million increase in personnel expenses.

Depreciation of fixed assets and amortization of intangible assets recorded in this segment decreased from $52.6 million in fiscal 2022 to $42.1 million in fiscal 2023 due to fully amortized intangible assets.

Segment Results—Convenience

Fiscal year ended July 1, 2023 compared to fiscal year ended July 2, 2022

Net Sales

Net sales for Convenience increased $3.5 billion, or 17.1%, from $20.6 billion for fiscal 2022 to $24.1 billion for fiscal 2023. Net sales related to cigarettes for fiscal 2023 was $14.9 billion, which includes $3.9 billion of excise taxes, compared to net sales of cigarettes of $13.2 billion, which includes $3.7 billion of excise taxes, for fiscal 2022. The increase in net sales for Convenience was driven primarily by the acquisition of Core-Mark in the first quarter of fiscal 2022, case growth in food and foodservice related products and an increase in selling price per case as a result of inflation.

Adjusted EBITDA

Adjusted EBITDA for Convenience increased $71.7 million, or 27.9%, from fiscal 2022 to fiscal 2023. This increase was a result of an increase in gross profit, partially offset by an increase in operating expenses driven by the acquisition of Core-Mark. Gross profit contributing to Convenience’s Adjusted EBITDA increased $315.2 million, or 24.7%, for fiscal 2023 compared to the prior fiscal year as a result of the Core-Mark acquisition, procurement gains, and a favorable shift in product mix. Gross profit contributing to Convenience's Adjusted EBITDA as a percentage of net sales increased from 6.2% for fiscal 2022 to 6.6% for fiscal 2023.

Operating expenses impacting Convenience’s Adjusted EBITDA, increased $244.4 million, or 23.9%, for fiscal 2023 compared to the prior fiscal year. Operating expenses increased primarily as a result of the acquisition of Core-Mark and an increase in personnel expense in fiscal 2023 compared to the prior fiscal year.

Depreciation and amortization of intangible assets recorded in this segment increased from $125.7 million in fiscal 2022 to $148.0 million in fiscal 2023. Depreciation of fixed assets and amortization of intangible assets primarily increased as a result of the Core-Mark acquisition.

Segment Results—Corporate & All Other

Fiscal year ended July 1, 2023 compared to fiscal year ended July 2, 2022

Net Sales

Net sales for Corporate & All Other increased $173.9 million from fiscal 2022 to fiscal 2023. The increase was primarily attributable to an increase in services provided to our other segments and a recent acquisition.

Adjusted EBITDA

Adjusted EBITDA for Corporate & All Other was a negative $234.3 million for fiscal 2023 compared to a negative $216.8 million for fiscal 2022. This decline in Adjusted EBITDA was primarily driven by a $15.4 million increase in professional fees related to consulting, audit and information technology services and maintenance and a $14.1 million increase in personnel expenses, primarily related to salaries and annual bonus for fiscal 2023 compared to the prior fiscal year.

Depreciation and amortization of intangible assets recorded in this segment was $26.8 million in fiscal 2023 compared to $24.5 million in fiscal 2022.

Liquidity and Capital Resources

We have historically financed our operations and growth primarily with cash flows from operations, borrowings under our credit facility, operating and finance leases, and normal trade credit terms. We have typically funded our acquisitions with additional borrowings under our credit facility. Our borrowing levels are subject to seasonal fluctuations, typically with the lowest borrowing levels in the third and fourth fiscal quarters and the highest borrowing levels occurring in the first and second fiscal quarters. We borrow under our credit facility or pay it down regularly based on our cash flows from operating and investing activities. Our practice is to minimize interest expense while maintaining reasonable liquidity.

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

On November 16, 2022, the Board of Directors authorized a new share repurchase program for up to $300 million of the Company’s outstanding common stock. This authorization replaced the previously authorized $250 million share repurchase program. The new share repurchase program has an expiration date of November 16, 2026 and may be amended, suspended, or discontinued at any time at the Company’s discretion, subject to compliance with applicable laws. Repurchases under this program depend upon marketplace conditions and other factors, including compliance with the covenants in the agreements governing our existing indebtedness. During fiscal 2023, the Company repurchased 0.3 million shares of the Company's common stock for a total of $11.2 million. As of July 1, 2023, $288.8 million remained available for share repurchases.

Our cash requirements over the next 12 months and beyond relate to our long-term debt and associated interest payments, operating and finance leases, and purchase obligations. For information regarding the Company’s expected cash requirements related to long-term debt and operating and finance leases, see Note 8. Debt and Note 12. Leases, respectively, within the Notes to Consolidated Financial Statements included in Item 8. As of July 1, 2023, the Company had total purchase obligations of $163.4 million, which includes agreements for purchases related to capital projects and services in the normal course of business, for which all significant terms have been confirmed, as well as a minimum amount due for various Company meetings and conferences. Purchase obligations also include amounts committed to various capital projects in process or scheduled to be completed in the coming fiscal years. As of July 1, 2023, the Company had commitments of $109.8 million for capital projects related to warehouse expansion and improvements and warehouse equipment. The Company anticipates using cash flows from operations or borrowings under our credit agreement to fulfill these commitments. Amounts due under these agreements were not included in the Company’s consolidated balance sheet as of July 1, 2023.

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

At July 1, 2023, our cash balance totaled $20.0 million, including restricted cash of $7.3 million, as compared to a cash balance totaling $18.7 million, including restricted cash of $7.1 million, at July 2, 2022.

Operating Activities

Fiscal year ended July 1, 2023 compared to fiscal year ended July 2, 2022

During fiscal 2023 and fiscal 2022, our operating activities provided cash flow of $832.1 million and $276.5 million, respectively. The increase in cash flows provided by operating activities in fiscal 2023 compared to fiscal 2022 was largely driven by higher operating income and less cash used to fund working capital in fiscal 2023. Toward the end of fiscal 2022, the Company made advanced purchases of $220.3 million of tobacco related inventory to take advantage of preferred pricing and as a result of one of the Company's cigarette suppliers shutting down for a system conversion.

Investing Activities

Fiscal year ended July 1, 2023 compared to fiscal year ended July 2, 2022

Cash used in investing activities totaled $294.6 million in fiscal 2023 compared to $1,861.5 million in fiscal 2022 . These investments consisted primarily of net cash paid for recent acquisitions of $63.8 million and $1,650.5 million for fiscal years 2023 and 2022 , respectively, along with capital purchases of property, plant, and equipment of $269.7 million and $215.5 million for fiscal years 2023 and 2022, respectively. In fiscal 2023, purchases of property, plant, and equipment primarily consisted of outlays for warehouse expansion and improvements, warehouse equipment, transportation equipment, and information technology. The following table presents the capital purchases of property, plant, and equipment by segment.

	Fiscal year ended
(Dollars in millions)	July 1, 2023	July 2, 2022	July 3, 2021
Foodservice	$191.4	$148.2	$99.9
Vistar	18.0	19.1	48.0
Convenience	46.3	31.9	26.5
Corporate & All Other	14.0	16.3	14.4
Total capital purchases of property, plant and equipment	$269.7	$215.5	$188.8

Financing Activities

During fiscal 2023, our financing activities used cash flow of $536.2 million, which consisted primarily of $454.4 million in net payments under our credit agreement.

During fiscal 2022, our financing activities provided cash flow of $1,581.5 million, which consisted primarily of $1.0 billion in cash received from the issuance and sale of the Notes due 2029 and $1,019.7 million in net borrowings under our credit agreement, partially offset by $350.0 million in cash used for the repayment of the Notes due 2024.

The following describes our financing arrangements as of July 1, 2023:

Credit Agreement: On April 17, 2023, PFGC, Inc. (“PFGC), a wholly-owned subsidiary of the Company, and Performance Food Group, Inc., a wholly-owned subsidiary of PFGC, entered into the First Amendment (“First Amendment”) to the existing Fifth Amended and Restated Credit Agreement (the “ABL Facility”) with Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent, and the other lenders party thereto (as amended by the First Amendment, the “Amended ABL Facility”). The Amended ABL Facility has an aggregate principal amount available of $4.0 billion and matures September 17, 2026.

Performance Food Group, Inc., a wholly-owned subsidiary of PFGC, is the lead borrower under the Amended ABL Facility, which is jointly and severally guaranteed by, and secured by the majority of the assets of, PFGC and all material domestic direct and indirect wholly-owned subsidiaries of PFGC (other than the captive insurance subsidiary and other excluded subsidiaries). Availability for loans and letters of credit under the Amended ABL Facility is governed by a borrowing base, determined by the application of specified advance rates against eligible assets, including trade accounts receivable, inventory, owned real properties, and owned transportation equipment. The borrowing base is reduced quarterly by a cumulative fraction of the real properties and transportation equipment values. Advances on accounts receivable and inventory are subject to change based on periodic commercial finance examinations and appraisals, and the real property and transportation equipment values included in the borrowing base are subject to change based on periodic appraisals. Audits and appraisals are conducted at the direction of the administrative agent for the benefit and on behalf of all lenders.

Prior to the First Amendment, borrowings under the ABL Facility bore interest, at Performance Food Group, Inc.’s option, at (a) the Base Rate (defined as the greater of (i) the Federal Funds Rate in effect on such date plus 0.5%, (ii) the Prime Rate on such day, or (iii) one month LIBOR plus 1.0%) plus a spread, or (b) LIBOR plus a spread. The ABL Facility also provided for an unused commitment fee rate of 0.25% per annum.

The First Amendment, among other things, transitioned the benchmark interest rate for borrowings under the Amended ABL Facility from LIBOR to the term secured overnight funding rate (“SOFR”). As a result of the First Amendment, borrowings under the Amended ABL Facility bear interest, at Performance Food Group, Inc.’s option, at (a) the Base Rate (defined as the greatest of (i) a floor rate of 0.00%, (ii) the federal funds rate in effect on such date plus 0.5%, (iii) the prime rate on such day, or (iv) one month Term SOFR (as defined in the Amended ABL Facility) plus 1.0%) plus a spread or (b) Adjusted Term SOFR (as defined in the Amended ABL Facility) plus a spread. The Amended ABL Facility also provides for an unused commitment fee at a rate of 0.250% per annum.

The following table summarizes outstanding borrowings, availability, and the average interest rate under the credit agreement in place as of the applicable date:

(Dollars in millions)	As of July 1, 2023	As of July 2, 2022
Aggregate borrowings	$1,154.0	$1,608.4
Letters of credit	172.2	190.5
Excess availability, net of lenders’ reserves of $99.7 and $104.4	2,673.8	2,201.1
Average interest rate, excluding impact of interest rate swaps	6.35%	2.89%

The Amended ABL Facility contains covenants requiring the maintenance of a minimum consolidated fixed charge coverage ratio if excess availability falls below the greater of (i) $320.0 million and (ii) 10% of the lesser of the borrowing base and the revolving credit facility amount for five consecutive business days. The Amended ABL Facility also contains customary restrictive covenants that include, but are not limited to, restrictions on the loan parties’ and their subsidiaries’ abilities to incur additional indebtedness, pay dividends, create liens, make investments or specified payments, and dispose of assets. The Amended ABL Facility provides for customary events of default, including payment defaults and cross-defaults on other material indebtedness. If an event of default occurs and is continuing, amounts due under the Amended ABL Facility may be accelerated and the rights and remedies of the lenders may be exercised, including rights with respect to the collateral securing the obligations under such agreement.

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

Upon the occurrence of a change of control triggering event or upon the sale of certain assets in which Performance Food Group, Inc. does not apply the proceeds as required, the holders of the Notes due 2025 will have the right to require Performance Food Group, Inc. to repurchase each holder’s Notes due 2025 at a price equal to 101% (in the case of a change of control triggering event) or 100% (in the case of an asset sale) of their principal amount, plus accrued and unpaid interest. Performance Food Group, Inc. may redeem all or part of the Notes due 2025 at a redemption price equal to 101.719% of the principal amount redeemed, plus accrued and unpaid interest. The redemption price decreases to 100% of the principal amount redeemed on May 1, 2024.

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

The proceeds from the Notes due 2027 along with an offering of shares of the Company’s common stock and borrowings under the prior credit agreement, were used to fund the cash consideration for the acquisition of Reinhart Foodservice, L.L.C. (“Reinhart”) and to pay related fees and expenses.

The Notes due 2027 were issued at 100.0% of their par value. The Notes due 2027 mature on October 15, 2027 and bear interest at a rate of 5.500% per year, payable semi-annually in arrears.

Upon the occurrence of a change of control triggering event or upon the sale of certain assets in which Performance Food Group, Inc. does not apply the proceeds as required, the holders of the Notes due 2027 will have the right to require Performance Food Group, Inc. to repurchase each holder’s Notes due 2027 at a price equal to 101% (in the case of a change of control triggering event) or 100% (in the case of an asset sale) of their principal amount, plus accrued and unpaid interest. Performance Food Group, Inc. may redeem all or part of the Notes due 2027 at a redemption price equal to 102.750% of the principal amount redeemed, plus accrued and unpaid interest. Beginning on October 15, 2023, Performance Food Group, Inc. may redeem all or part of the Notes due 2027 at a redemption price equal to 101.375% of the principal amount redeemed, plus accrued and unpaid interest. The redemption price decreases to100% of the principal amount redeemed, plus accrued and unpaid interest on October 15, 2024.

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

Upon the occurrence of a change of control triggering event or upon the sale of certain assets in which Performance Food Group, Inc. does not apply the proceeds as required, the holders of the Notes due 2029 will have the right to require Performance Food Group, Inc. to repurchase each holder’s Notes due 2029 at a price equal to 101% (in the case of a change of control triggering event) or 100% (in the case of an asset sale) of their principal amount, plus accrued and unpaid interest. Performance Food Group, Inc. may redeem all or part of the Notes due 2029 at any time prior to August 1, 2024, at a redemption price equal to 100% of the principal amount of the Notes due 2029 being redeemed plus a make-whole premium and accrued and unpaid interest, if any, to, but not including, the redemption date. In addition, beginning on August 1, 2024, Performance Food Group, Inc. may redeem all or part of the Notes due 2029 at a redemption price equal to 102.125% of the principal amount redeemed, plus accrued and unpaid interest. The redemption price decreases to 101.163% and 100% of the principal amount redeemed on August 1, 2025, and August 1, 2026, respectively. In addition, at any time prior to August 1, 2024, Performance Food Group, Inc. may redeem up to 40% of the Notes due 2029 from the proceeds of certain equity offerings at a redemption price equal to 104.250% of the principal amount thereof, plus accrued and unpaid interest.

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

The Amended ABL Facility and the indentures governing the Notes due 2025, the Notes due 2027, and the Notes due 2029 contain customary restrictive covenants under which all of the net assets of PFGC and its subsidiaries were restricted from distribution to Performance Food Group Company, except for approximately $2,007.7 million of restricted payment capacity available under such debt agreements, as of July 1, 2023. Such minimum estimated restricted payment capacity is calculated based on the most restrictive of our debt agreements and may fluctuate from period to period, which fluctuations may be material. Our restricted payment capacity under other debt instruments to which the Company is subject may be materially higher than the foregoing estimate.

As of July 1, 2023, the Company was in compliance with all of the covenants under the Amended ABL Facility and the indentures governing the Notes due 2025, the Notes due 2027, and the Notes due 2029.

Total Assets by Segment

Total assets by segment discussed below exclude intercompany receivables between segments.

Total assets for Foodservice increased $56.3 million from $6,455.3 million as of July 2, 2022 to $6,511.6 million as of July 1, 2023. During this period, this segment increased its property, plant, and equipment and operating lease right-of-use assets, partially offset by a decrease in intangible assets.

Total assets for Vistar increased $159.0 million from $1,133.7 million as of July 2, 2022 to $1,292.7 million as of July 1, 2023. During this period, Vistar increased its inventory and accounts receivable.

Total assets for Convenience decreased $185.4 million from $4,411.6 million as of July 2, 2022 to $4,226.2 million as of July 1, 2023. During this period, this segment decreased its inventory and intangible assets.

Total assets for Corporate & All Other increased $91.1 million from $377.4 million as of July 2, 2022 to $468.5 million as of July 1, 2023. During this period, Corporate & All Other primarily increased its assets due to a recent immaterial acquisition.

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are those that are most important to portraying our financial position and results of operations. These policies require our most subjective or complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. Our most critical accounting policies and estimates include those that pertain to the allowance for doubtful accounts receivable, inventory valuation, insurance programs, income taxes, vendor rebates and promotional incentives, and acquisitions, goodwill and other intangible assets.

Accounts Receivable

Accounts receivable are comprised of trade receivables from customers in the ordinary course of business, are recorded at the invoiced amount, and primarily do not bear interest. Accounts receivable also includes other receivables primarily related to various rebate and promotional incentives with our suppliers. Receivables are recorded net of the allowance for credit losses on the accompanying consolidated balance sheets. We evaluate the collectability of our accounts receivable based on a combination of factors. We regularly analyze our significant customer accounts, and when we become aware of a specific customer’s inability to meet its financial obligations to us, such as bankruptcy filings or deterioration in the customer’s operating results or financial position, we record a specific reserve for bad debt to reduce the related receivable to the amount we reasonably believe is collectible. We also record reserves for bad debt for other customers based on a variety of factors, including the length of time the receivables are past due, macroeconomic considerations, and historical experience. If circumstances related to specific customers change, our estimates of the recoverability of receivables could be further adjusted.

Inventory Valuation

Our inventories consist primarily of food and non-food products. The Company values inventories at the lower of cost or net realizable value using the first-in, first-out (“FIFO”) method and last-in, first-out ("LIFO") using the link chain technique of the dollar value method. FIFO was used for approximately 63% of total inventories at July 1, 2023. We adjust our inventory balances for slow-moving, excess, and obsolete inventories. These adjustments are based upon inventory category, inventory age, specifically identified items, and overall economic conditions.

Insurance Programs

We maintain high-deductible insurance programs covering portions of general and vehicle liability and workers’ compensation. The amounts in excess of the deductibles are fully insured by third-party insurance carriers, subject to certain limitations and exclusions. We also maintain self-funded group medical insurance. We accrue our estimated liability for these deductibles, including an estimate for incurred but not reported claims, based on known claims and past claims history. The estimated short-term portion of these accruals is included in Accrued expenses on our consolidated balance sheets, while the estimated long-term portion of the accruals is included in Other long-term liabilities. The provisions for insurance claims include estimates of the frequency and timing of claims occurrence, as well as the ultimate amounts to be paid. These insurance programs are managed by a third party, and the deductibles for general and vehicle liability and workers compensation are primarily collateralized by letters of credit and restricted cash.

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

Vendor Rebates and Other Promotional Incentives

We participate in various rebate and promotional incentives with our suppliers, either unilaterally or in combination with purchasing cooperatives and other procurement partners, that consist primarily of volume and growth rebates, annual and multi-year incentives, and promotional programs. Consideration received under these incentives is generally recorded as a reduction of cost of goods sold. However, as described below, in certain limited circumstances the consideration is recorded as a reduction of operating expenses incurred by us. Consideration received may be in the form of cash and/or invoice deductions. Changes in the estimated amount of incentives to be received are treated as changes in estimates and are recognized in the period of change.

Consideration received for incentives that contain volume and growth rebates, annual incentives, and multi-year incentives are recorded as a reduction of cost of goods sold. We systematically and rationally allocate the consideration for these incentives to each of the underlying transactions that results in progress by the Company toward earning the incentives. If the incentives are not probable and reasonably estimable, we record the incentives as the underlying objectives or milestones are achieved. We record annual and multi-year incentives when earned, generally over the agreement period. We use current and historical purchasing data, forecasted purchasing volumes, and other factors in estimating whether the underlying objectives or milestones will be achieved. Consideration received to promote and sell the supplier’s products is typically a reimbursement of marketing costs incurred by the Company and is recorded as a reduction of our operating expenses. If the amount of consideration received from the suppliers exceeds our marketing costs, any excess is recorded as a reduction of cost of goods sold.

Acquisitions, Goodwill, and Other Intangible Assets

We account for acquired businesses using the acquisition method of accounting. Our financial statements reflect the operations of an acquired business starting from the completion of the acquisition. Goodwill and other intangible assets represent the excess of cost of an acquired entity over the amounts specifically assigned to those tangible net assets acquired in a business combination. Other identifiable intangible assets typically include customer relationships, trade names, technology, non-compete agreements, and favorable lease assets. Goodwill and intangibles with indefinite lives are not amortized. Intangibles with definite lives are amortized on a straight-line basis over their useful lives, which generally range from two to twelve years. Annually, or when certain triggering events occur, the Company assesses the useful lives of its intangibles with definite lives. Certain assumptions, estimates, and judgments are used in determining the fair value of net assets acquired, including goodwill and other intangible assets, as well as determining the allocation of goodwill to the reporting units. Accordingly, we may obtain the assistance of third-party valuation specialists for the valuation of significant tangible and intangible assets. The fair value estimates are based on available historical information and on future expectations and assumptions deemed reasonable by management but that are inherently uncertain. Significant estimates and assumptions inherent in the valuations reflect a consideration of other marketplace participants and include the amount and timing of future cash flows (including expected growth rates and profitability), economic barriers to entry, a brand’s relative market position, and the discount rate applied to the cash flows. Unanticipated market or macroeconomic events and circumstances may occur, that could affect the accuracy or validity of the estimates and assumptions.

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

During fiscal 2023 and fiscal 2022, we performed the step zero analysis for our goodwill impairment test and no further quantitative impairment test was deemed necessary for the Company's reporting units within its reportable segments. Based on the Company's assessment, there was an immaterial impairment of goodwill related to reporting units within the Corporate & All Other segment for fiscal 2023. No impairments were recorded in fiscal 2022 or fiscal 2021.

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

Interest Rate Risk

We are exposed to interest rate risk related to changes in interest rates for borrowings under our Amended ABL Facility. Although we hedge a portion of our interest rate risk through interest rate swaps, any borrowings under our Amended ABL Facility in excess of the notional amount of the swaps will be subject to variable interest rates.

As of July 1, 2023, our subsidiary, Performance Food Group, Inc., had two interest rate swaps with a combined value of $450.0 million notional amount that were designated as cash flow hedges of interest rate risk. See Note 9. Derivatives and Hedging Activities within the Notes to Consolidated Financial Statements included in Item 8 for further discussion of these interest rate swaps.

The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction impacts earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as hedged interest payments are made on our debt. During the next twelve months, we estimate that gains of approximately $15.3 million will be reclassified as an decrease to interest expense.

Based on the fair values of these interest rate swaps as of July 1, 2023, a hypothetical 100 bps decrease in SOFR would result in a loss of $7.1 million and a hypothetical 100 bps increase in SOFR would result in a gain of $6.9 million within accumulated other comprehensive income.

Assuming an average daily balance on our Amended ABL Facility of approximately $1.2 billion, approximately $350.0 million of our outstanding long-term debt is fixed through interest rate swap agreements over the next 12 months and approximately $0.8 billion represents variable-rate debt. A hypothetical 100 bps increase in SOFR on our variable-rate debt would lead to an increase of approximately $8.0 million in annual interest expense.

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

As of July 1, 2023, we had collars in place for approximately 27% of the gallons we expect to use over the twelve months following July 1, 2023. Any changes in fair value are recorded in the period of the change as unrealized gains or losses on fuel hedging instruments. A hypothetical 10% increase or decrease in expected diesel fuel prices would result in an immaterial gain or loss for these derivative instruments.

Our fuel purchases occur at market prices. Using published market price projections for diesel and estimates of fuel consumption, a 10% hypothetical increase in diesel prices from the market price would result in a potential increase of approximately $28.1 million in fuel costs included in Operating expenses. As discussed above, this increase in fuel costs would be partially offset by fuel surcharges passed through to our customers.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

Audited Consolidated Financial Statements as of July 1, 2023 and July 2, 2022 and for the fiscal years ended July 1, 2023, July 2, 2022, and July 3, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Performance Food Group Company

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Performance Food Group Company and subsidiaries (the “Company”) as of July 1, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 1, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended July 1 2023, of the Company and our report dated August 16, 2023, expressed an unqualified opinion on those financial statements.

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

August 16, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Performance Food Group Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Performance Food Group Company and subsidiaries (the "Company") as of July 1, 2023 and July 2, 2022, the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows, for the fiscal year ended July 1 , 2023, July 2, 2022, and July 3, 2021, and the related notes and the schedule listed in the Index at Item 8 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 1, 2023, July 2, 2022, and July 3, 2021 and the results of its operations and its cash flows for each of the fiscal years ended July 1, 2023, July 2, 2022, and July 3, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of July 1, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 16, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Vendor Rebates and Other Promotional Incentives – Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company receives various rebate and promotional incentives from its suppliers, which include volume and growth rebates, annual and multi-year incentives, and promotional programs. Consideration received for incentives that contain volume and growth rebates and annual and multi-year incentives are recorded as a reduction of cost of goods sold. The Company systematically and rationally allocates the consideration for these incentives to each of the underlying transactions that results in progress by the Company towards earning the incentives. If the incentives are not probable and reasonably estimable, the Company records the incentives as the underlying objectives or milestones are achieved. The Company records annual and multi-year incentives when earned, generally over the agreement period as stipulated in individual contracts. The Company uses current and historical purchasing data, forecasted purchasing volumes, and other factors in estimating whether the underlying objectives or milestones will be achieved.

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

•
We selected a sample of recorded vendor incentives and (1) sent confirmations directly to vendors to confirm the incentive amount and the terms of the executed agreement (2) tested for subsequent cash collections and (3) recalculated the incentive amount using the terms of the executed vendor agreement.
•
We obtained an understanding of the types of vendor rebates and other promotional incentives the Company receives, and the Company's accounting policies related to these incentives. Based on that understanding, we performed substantive analytical procedures by developing an independent estimate for each type of incentive and compared our estimate to the amount recorded by management.
•
We selected a sample of upward and downward adjustments made throughout the year for previously recorded vendor rebates and other promotional incentives to assess management’s initial estimates. For the selected adjustments, we assessed the size and nature of adjustments, compared the balance to prior years to evaluate historical consistency and considered the direction of the adjustments to evaluate management bias.
•
We performed a monthly margin analysis whereby we compared margins generated in prior periods to identify anomalies in margin. We investigated significant variances from the same periods in prior years.

/s/ DELOITTE & TOUCHE LLP

Richmond, Virginia

August 16, 2023

We have served as the Company’s auditor since 2007.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)	As of July 1, 2023	As of July 2, 2022
ASSETS
Current assets:
Cash	$12.7	$11.6
Accounts receivable, less allowances of $56.3 and $54.2	2,399.3	2,307.4
Inventories, net	3,390.0	3,428.6
Income taxes receivable	41.7	34.0
Prepaid expenses and other current assets	227.8	240.4
Total current assets	6,071.5	6,022.0
Goodwill	2,301.0	2,279.2
Other intangible assets, net	1,028.4	1,195.6
Property, plant and equipment, net	2,264.0	2,134.5
Operating lease right-of-use assets	703.6	623.4
Other assets	130.5	123.3
Total assets	$12,499.0	$12,378.0
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable and outstanding checks in excess of deposits	2,453.5	2,559.5
Accrued expenses and other current liabilities	891.5	882.6
Finance lease obligations—current installments	102.6	79.9
Operating lease obligations—current installments	105.5	111.0
Total current liabilities	3,553.1	3,633.0
Long-term debt	3,460.1	3,908.8
Deferred income tax liability, net	446.2	424.3
Finance lease obligations, excluding current installments	447.3	366.7
Operating lease obligations, excluding current installments	628.9	530.8
Other long-term liabilities	217.9	214.9
Total liabilities	8,753.5	9,078.5
Commitments and contingencies (Note 15)
Shareholders’ equity:
Common Stock: $0.01 par value per share, 1.0 billion shares authorized, 154.5 million shares issued and outstanding as of July 1, 2023; 153.6 million shares issued and outstanding as of July 2, 2022	1.5	1.5
Additional paid-in capital	2,863.0	2,816.8
Accumulated other comprehensive income, net of tax expense of $4.9 and $3.8	14.0	11.4
Retained earnings	867.0	469.8
Total shareholders’ equity	3,745.5	3,299.5
Total liabilities and shareholders’ equity	$12,499.0	$12,378.0

See accompanying notes to consolidated financial statements, which are an integral part of these audited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)	Fiscal year ended July 1, 2023	Fiscal year ended July 2, 2022	Fiscal year ended July 3, 2021
Net sales	$57,254.7	$50,894.1	$30,398.9
Cost of goods sold	50,999.8	45,637.7	26,873.7
Gross profit	6,254.9	5,256.4	3,525.2
Operating expenses	5,489.1	4,929.0	3,324.5
Operating profit	765.8	327.4	200.7
Other expense, net:
Interest expense	218.0	182.9	152.4
Other, net	3.8	(22.6)	(6.4)
Other expense, net	221.8	160.3	146.0
Income before taxes	544.0	167.1	54.7
Income tax expense	146.8	54.6	14.0
Net income	$397.2	$112.5	$40.7
Weighted-average common shares outstanding:
Basic	154.2	149.8	132.1
Diluted	156.1	151.3	133.4
Earnings per common share:
Basic	$2.58	$0.75	$0.31
Diluted	$2.54	$0.74	$0.30

See accompanying notes to consolidated financial statements, which are an integral part of these audited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

($ in millions)	Fiscal Year Ended July 1, 2023	Fiscal Year Ended July 2, 2022	Fiscal Year Ended July 3, 2021
Net income	$397.2	$112.5	$40.7
Other comprehensive income, net of tax:
Interest rate swaps:
Change in fair value, net of tax	11.5	14.3	1.8
Reclassification adjustment, net of tax	(8.1)	3.7	3.2
Foreign currency translation adjustment, net of tax	(0.8)	(1.3)	—
Other comprehensive income	2.6	16.7	5.0
Total comprehensive income	$399.8	$129.2	$45.7

See accompanying notes to consolidated financial statements, which are an integral part of these audited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Shareholders’
(In millions)	Shares	Amount	Capital	(Loss) Income	Earnings	Equity
Balance as of June 27, 2020	131.3	$1.3	1,703.0	(10.3)	316.6	2,010.6
Net income	—	—	—	—	40.7	40.7
Interest rate swaps	—	—	—	5.0	—	5.0
Issuance of common stock under stock-based compensation plans	0.5	—	0.8	—	—	0.8
Issuance of common stock under employee stock purchase plan	0.7	—	26.2	—	—	26.2
Stock-based compensation expense	—	—	22.8	—	—	22.8
Balance as of July 3, 2021	132.5	$1.3	$1,752.8	$(5.3)	$357.3	$2,106.1
Net income	—	—	—	—	112.5	112.5
Interest rate swaps	—	—	—	18.0	—	18.0
Foreign currency translation adjustment	—	—	—	(1.3)	—	(1.3)
Issuance of common stock under stock-based compensation plans	0.7	—	(8.7)	—	—	(8.7)
Issuance of common stock under employee stock purchase plan	0.5	—	24.6	—	—	24.6
Conversion of Core-Mark shares of common stock	19.9	0.2	998.6	—	—	998.8
Conversion of Core-Mark stock-based compensation (1)	—	—	9.2	—	—	9.2
Stock-based compensation expense	—	—	40.3	—	—	40.3
Balance as of July 2, 2022	153.6	$1.5	$2,816.8	$11.4	$469.8	$3,299.5
Net income	—	—	—	—	397.2	397.2
Interest rate swaps	—	—	—	3.4	—	3.4
Foreign currency translation adjustment	—	—	—	(0.8)	—	(0.8)
Issuance of common stock under stock-based compensation plans	0.6	—	(9.5)	—	—	(9.5)
Issuance of common stock under employee stock purchase plan	0.5	—	27.7	—	—	27.7
Common stock repurchased	(0.2)	—	(11.2)	—	—	(11.2)
Stock-based compensation expense	—	—	39.2	—	—	39.2
Balance as of July 1, 2023	154.5	$1.5	$2,863.0	$14.0	$867.0	$3,745.5

(1) Represents the portion of replacement stock-based compensation awards that relates to pre-combination vesting.

See accompanying notes to consolidated financial statements, which are an integral part of these audited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)	Fiscal year ended July 1, 2023	Fiscal year ended July 2, 2022	Fiscal year ended July 3, 2021
Cash flows from operating activities:
Net income	$397.2	$112.5	$40.7
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	315.7	279.7	213.9
Amortization of intangible assets	181.0	183.1	125.0
Amortization of deferred financing costs	10.3	9.7	12.7
Provision for losses on accounts receivables	6.0	9.0	(23.8)
Change in LIFO reserve	39.2	122.9	36.4
Stock compensation expense	43.4	44.0	25.4
Deferred income tax expense	20.0	4.8	21.2
Loss on extinguishment of debt	—	3.2	—
Change in fair value of derivative assets and liabilities	19.0	(10.5)	(8.5)
Other non-cash activities	9.0	6.2	12.2
Changes in operating assets and liabilities, net
Accounts receivable	(95.6)	(195.1)	(296.5)
Inventories	56.9	(582.4)	(323.1)
Income taxes receivable	(11.0)	46.7	106.9
Prepaid expenses and other assets	(3.2)	(0.4)	(34.9)
Trade accounts payable and outstanding checks in excess of deposits	(164.6)	182.5	57.8
Accrued expenses and other liabilities	8.8	60.6	99.2
Net cash provided by operating activities	832.1	276.5	64.6
Cash flows from investing activities:
Purchases of property, plant and equipment	(269.7)	(215.5)	(188.8)
Net cash paid for acquisitions	(63.8)	(1,650.5)	(18.1)
Proceeds from sale of property, plant and equipment and other	38.9	4.5	7.1
Net cash used in investing activities	(294.6)	(1,861.5)	(199.8)
Cash flows from financing activities:
Net (payments) borrowings under ABL Facility	(454.4)	1,019.7	(16.2)
Payment of Additional Junior Term Loan	—	—	(110.0)
Borrowing of Notes due 2029	—	1,000.0	—
Repayment of Notes due 2024	—	(350.0)	—
Cash paid for debt issuance, extinguishment and modifications	—	(25.0)	(0.1)
Payments under finance lease obligations	(88.5)	(72.1)	(37.9)
Cash paid for acquisitions	—	(6.9)	(136.4)
Proceeds from employee stock purchase plan	27.7	24.6	26.2
Proceeds from exercise of stock options	3.1	2.7	5.0
Cash paid for shares withheld to cover taxes	(12.6)	(11.4)	(4.2)
Repurchases of common stock	(11.2)	—	—
Other financing activities	(0.3)	(0.1)	(0.8)
Net cash (used in) provided by financing activities	(536.2)	1,581.5	(274.4)
Net increase (decrease) in cash and restricted cash	1.3	(3.5)	(409.6)
Cash and restricted cash, beginning of period	18.7	22.2	431.8
Cash and restricted cash, end of period	$20.0	$18.7	$22.2

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

(In millions)	As of July 1, 2023	As of July 2, 2022
Cash	$12.7	$11.6
Restricted cash(1)	7.3	7.1
Total cash and restricted cash	$20.0	$18.7
(1)
Restricted cash is reported within Other assets and represents the amounts required by insurers to collateralize a part of the deductibles for the Company’s workers’ compensation and liability claims.

Supplemental disclosures of non-cash transactions are as follows (2):

(In millions)	Fiscal year ended July 1, 2023	Fiscal year ended July 2, 2022	Fiscal year ended July 3, 2021
Non-cash issuance of Common Stock in exchange for Core-Mark stock	—	1,008.0	—

(2) Disclosure of non-cash transactions related to right-of-use assets and lease obligations is included in Note 12. Leases.

Supplemental disclosures of cash flow information are as follows:

(In millions)	Fiscal year ended July 1, 2023	Fiscal year ended July 2, 2022	Fiscal year ended July 3, 2021
Cash paid during the year for:
Interest	$218.5	$152.4	$139.3
Income tax payments net of refunds	134.1	8.7	(117.4)

See accompanying notes to consolidated financial statements, which are an integral part of these audited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Business Activities

Business Overview

Performance Food Group Company (the “Company”), through its subsidiaries, markets and distributes primarily national and company-branded food and food-related products to customer locations across North America. The Company serves both of the major customer types in the restaurant industry: (i) independent customers, and (ii) multi-unit, or “Chain” customers, which include some of the most recognizable family and casual dining restaurant chains, as well as schools, business and industry locations, healthcare facilities, and retail establishments. The Company also specializes in distributing candy, snacks, beverages, cigarettes, other tobacco products, health and beauty care products and other items to vending distributors, big box retailers, theaters, convenience stores, drug stores, grocery stores, travel providers, and hospitality providers.

Fiscal Years

The Company’s fiscal year ends on the Saturday nearest to June 30th. This resulted in a 52-week year for fiscal 2023, a 52-week year for fiscal 2022 and a 53-week year for fiscal 2021. References to “fiscal 2023” are to the 52-week period ended July 1, 2023, references to “fiscal 2022” are to the 52-week period ended July 2, 2022, and references to “fiscal 2021” are to the 53-week period ended July 3, 2021.

Share Repurchase Program

On November 16, 2022, the Board of Directors of the Company authorized a share repurchase program for up to $300 million of the Company’s outstanding common stock. This authorization replaces the previously authorized $250 million share repurchase program. The share repurchase program has an expiration date of November 16, 2026 and may be amended, suspended, or discontinued at any time at the Company’s discretion, subject to compliance with applicable laws. During the fiscal year ended July 1, 2023, the Company repurchased and subsequently retired 0.2 million shares of common stock, for a total of $11.2 million. As of July 1, 2023, approximately $288.8 million remained available for additional share repurchases.

2. Summary of Significant Accounting Policies and Estimates

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company balances and transactions have been eliminated.

Basis of Presentation

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

Risks and Uncertainties

Our business, our industry, and the U.S. economy are influenced by a number of general macroeconomic factors, including, but not limited to, changes in the rate of inflation and fuel prices, interest rates, supply chain disruptions, labor shortages, and the effects of health epidemics and pandemics. We continue to actively monitor the impacts of the evolving macroeconomic and geopolitical landscape on all aspects of our business. The Company and our industry may face challenges related to product and fleet supply, increased product and logistics costs, access to labor supply, and lower disposable incomes due to inflationary pressures and macroeconomic conditions. The extent to which these challenges will affect our future financial position, liquidity, and results of operations remains uncertain.

Cash

The Company maintains its cash primarily in institutions insured by the Federal Deposit Insurance Corporation (“FDIC”). At times, the Company’s cash balance may be in amounts that exceed the FDIC insurance limits. Outstanding checks in excess of deposits are book overdrafts that result in a credit cash balance in the general ledger and are then reinstated as accounts payable. Changes in accounts payable, including checks in excess of deposits, are presented in the operating section of the statement of cash flows.

Restricted Cash

The Company is required by its insurers to collateralize a part of the deductibles for its workers’ compensation and liability claims. The Company has chosen to satisfy these collateral requirements primarily by depositing funds in trusts or by issuing letters of credit. All amounts in restricted cash at July 1, 2023 and July 2, 2022 represent funds deposited in insurance trusts, and $7.3 million and $7.1 million, respectively, represent Level 1 fair value measurements.

Accounts Receivable

Accounts receivable are comprised of trade receivables from customers in the ordinary course of business, are recorded at the invoiced amount, and primarily do not bear interest. Accounts receivable also includes other receivables primarily related to various rebate and promotional incentives with the Company’s suppliers. Receivables are recorded net of the allowance for credit losses on the accompanying consolidated balance sheets. The Company evaluates the collectability of its accounts receivable based on a combination of factors. The Company regularly analyzes its significant customer accounts, and when it becomes aware of a specific customer’s inability to meet its financial obligations to the Company, such as bankruptcy filings or deterioration in the customer’s operating results or financial position, the Company records a specific reserve for bad debt to reduce the related receivable to the amount it reasonably believes is collectible. The Company also records reserves for bad debt for other customers based on a variety of factors, including the length of time the receivables are past due, macroeconomic considerations, and historical experience. If circumstances related to specific customers change, the Company’s estimates of the recoverability of receivables could be further adjusted. The Company recorded $6.0 million in provision in fiscal 2023, $9.0 million in provision in fiscal 2022, and a benefit of $23.8 million in fiscal 2021 related to reserves for expected credit losses.

Inventories

The Company’s inventories consist primarily of food and non-food products. The Company values inventories at the lower of cost or net realizable value using the first-in, first-out (“FIFO”) method and last-in, first-out ("LIFO") using the link chain technique of the dollar value method. At July 1, 2023, the Company’s inventory balance of $3,390.0 million consists primarily of finished goods, $2,126.6 million of which was valued at FIFO. As of July 1, 2023, $1,263.4 million of the inventory balance was valued at LIFO. At July 1, 2023 and July 2, 2022, the LIFO balance sheet reserves were $212.7 million and $173.5 million, respectively. Costs in inventory include the purchase price of the product and freight charges to deliver the product to the Company’s warehouses and are net of certain consideration received from vendors in the amount of $97.2 million and $101.8 million as of July 1, 2023 and July 2, 2022, respectively. The Company adjusts its inventory balances for slow-moving, excess, and obsolete inventories. These adjustments are based upon inventory category, inventory age, specifically identified items, and overall economic conditions. As of July 1, 2023 and July 2, 2022, the Company had adjusted its inventories by approximately $17.4 million and $26.4 million, respectively.

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

Impairment of Long-Lived Assets

Long-lived assets held and used by the Company, including intangible assets with definite lives, are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the Company compares the carrying value of the asset or asset group to the projected, undiscounted future cash flows expected to be generated by the long-lived asset or asset group. Based on the Company’s assessments, no impairment losses were recorded in fiscal 2023, fiscal 2022, or fiscal 2021.

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

During fiscal 2023, fiscal 2022, and fiscal 2021, the Company performed the step zero analysis for its goodwill impairment test and no further quantitative impairment test was deemed necessary for the Company's reporting units within its reportable segments. Based on the Company's assessment, there was an immaterial impairment of goodwill related to reporting units within the Corporate & All Other segment for fiscal 2023. No impairments were recorded in fiscal 2022 or fiscal 2021.

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

Other Comprehensive Income (Loss) (“OCI”)

Other comprehensive income (loss) is defined as all changes in equity during each period except for those resulting from net income (loss) and investments by or distributions to shareholders. Other comprehensive income (loss) consists primarily of gains or losses from derivative financial instruments that are designated in a hedging relationship and foreign currency translation from foreign operations. For derivative instruments that qualify as cash flow hedges, the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings during the same period or periods during which the hedged transaction affects earnings.

Revenue Recognition

The Company markets and distributes primarily national and Company-branded food and food-related products to customer locations across North America. The Foodservice segment primarily services restaurants and supplies a “broad line” of products to its customers, including the Company’s Performance Brands and custom-cut meats and seafood, as well as products that are specific to each customer’s menu requirements. Vistar specializes in distributing candy, snacks, beverages, and other items nationally to vending, office coffee service, theater, retail, hospitality, and other channels. The Convenience segment distributes candy, snacks, beverages, cigarettes, other tobacco products, food and food-service products, and other items to convenience stores. The Company disaggregates revenue by customer type and product offerings and determined that disaggregating revenue at the segment level achieves the disclosure objective to depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. Refer to Note 19. Segment Information for external revenue by reportable segment.

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

The transaction price recognized is the invoiced price, adjusted for any incentives, such as rebates and discounts granted to the customer. The Company estimates expected returns based on an analysis of historical experience. We adjust our estimate of revenue at the earlier of when the amount of consideration we expect to receive changes or when the consideration becomes fixed. The Company determined it is responsible for collecting and remitting state and local excise taxes on cigarettes and other tobacco products and presents billed excise taxes as part of revenue. Net sales include amounts related to state and local excise taxes which totaled $3.9 billion, $3.7 billion, and $1.2 billion for fiscal 2023, fiscal 2022, and fiscal 2021, respectively. The Company has made a policy election to exclude sales tax from the transaction price. The Company does not have any material significant payment terms as payment is received shortly after the point of sale.

The Company has customer contracts in which incentives are paid upfront to certain customers. These payments have become industry practice and are not related to financing the customer’s business, nor are they associated with any distinct good or service to be received from the customer. These incentive payments are capitalized and amortized over the life of the contract or the expected life of the customer relationship on a straight-line basis. The Company’s contract asset for these incentives totaled $32.5 million and $26.4 million as of July 1, 2023 and July 2, 2022, respectively.

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

Vendor Rebates and Other Promotional Incentives

The Company participates in various rebate and promotional incentives with its suppliers, either unilaterally or in combination with purchasing cooperatives and other procurement partners, that consist primarily of volume and growth rebates, annual and multi-year incentives, and promotional programs. Consideration received under these incentives is generally recorded as a reduction of cost of goods sold. However, as described below, in certain limited circumstances the consideration is recorded as a reduction of operating expenses incurred by the Company. Consideration received may be in the form of cash and/or invoice deductions. Changes in the estimated amount of incentives to be received are treated as changes in estimates and are recognized in the period of change.

Consideration received for incentives that contain volume and growth rebates, annual incentives, and multi-year incentives are recorded as a reduction of cost of goods sold. The Company systematically and rationally allocates the consideration for these incentives to each of the underlying transactions that results in progress by the Company toward earning the incentives. If the incentives are not probable and reasonably estimable, the Company records the incentives as the underlying objectives or milestones are achieved. The Company records annual and multi-year incentives when earned, generally over the agreement period. The Company uses current and historical purchasing data, forecasted purchasing volumes, and other factors in estimating whether the underlying objectives or milestones will be achieved. Consideration received to promote and sell the supplier’s products is typically a reimbursement of marketing costs incurred by the Company and is recorded as a reduction of the Company’s operating expenses. If the amount of consideration received from the suppliers exceeds the Company’s marketing costs, any excess is recorded as a reduction of cost of goods sold.

Shipping and Handling Fees and Costs

Shipping and handling fees billed to customers are included in net sales. Estimated shipping and handling costs incurred by the Company of $2,502.8 million, $2,253.2 million, and $1,450.7 million are recorded in operating expenses in the consolidated statement of operations for fiscal 2023, fiscal 2022, and fiscal 2021, respectively.

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

Foreign Currency Translation

The assets and liabilities of the Company’s foreign operations, whose functional currency is the local currency, are translated to U.S. dollars at exchange rates in effect at period-end. Translation gains and losses are recorded in Accumulated Other Comprehensive

Income (“AOCI”) as a component of stockholders’ equity. Revenue and expenses from foreign operations are translated using the monthly average exchange rates in effect during the period in which the transactions occur. The Company recognizes gains or losses on foreign currency exchange transactions in the consolidated statements of operations. The Company currently does not hedge foreign currency cash flows.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In September 2022, the FASB issued ASU 2022-04, Liabilities— Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. The update enhances the transparency of supplier finance programs by requiring the disclosure of the effect of those programs on an entity’s working capital, liquidity, and cash flows. The guidance requires disclosure of the key terms of supplier finance programs as well as the obligation amount outstanding as of the end of the period, a description of where the obligation is presented in the balance sheet and a rollforward of the obligations balance during the period, including the amount of obligations confirmed and the amount of obligations paid. The amendments in this update will be applied retrospectively to each period in which a balance sheet is presented, except for the amendment on rollforward information, which will be applied prospectively. The Company has substantially completed its analysis of the impact of adopting the new standard and determined that adoption of this update will not have a material impact on the Company's consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The update improves the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to recognition of an acquired contract liability and payment terms and their effect on subsequent revenue recognized by the acquirer. The guidance requires that an acquiring entity in a business combination recognize and measure contract assets and contract liabilities acquired in accordance with Topic 606 as if it had originated the contract. This pronouncement is effective for interim and annual periods beginning after December 15, 2022, with early adoption permitted. The amendments in this update will be applied prospectively to applicable business combinations occurring in or after fiscal 2024. Historically, the contract assets and liabilities included in the Company’s business combinations have been limited to prepaid customer incentives that are immaterial in comparison to total assets acquired. The Company determined that adoption of this update will not have a material impact on the Company's consolidated financial statements.

4. Business Combinations

During fiscal year 2023, the Company paid cash of $63.8 million for one acquisition. This acquisition did not materially affect the Company's results of operations. During fiscal year 2022, the Company made two acquisitions in cash and stock transactions totaling $2.7 billion and during fiscal year 2021, the Company paid cash of $18.1 million for two acquisitions. Subsequent to July 1, 2023, the Company paid $224.4 million for an acquisition. The Company is in the process of determining the fair values of the assets acquired and liabilities assumed. Below is information related to the Company’s material acquisition of Core-Mark Holding Company, Inc. (“Core-Mark”) in fiscal 2022.

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

The $1.1 billion cash portion of the acquisition was financed using borrowings from the ABL Facility (as defined in Note 8. Debt). The Core-Mark acquisition strengthens the Company’s business diversification and expands its presence in the convenience store channel. The Core-Mark acquisition is reported in the Convenience segment.

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

Other

In the first quarter of fiscal 2021, the Company paid a total of $67.3 million for the final net working capital acquired related to the acquisition of Reinhart Foodservice, L.L.C, which is reflected as a financing activity cash outflow in the consolidated statement of cash flows for the fiscal year ended July 3, 2021.

The acquisition of Eby-Brown Company LLC included contingent consideration, including earnout payments in the event certain operating results were achieved during a defined post-closing period. In the first quarter of fiscal 2021, the Company paid the first earnout payment of $185.6 million, which included $68.3 million recorded as a financing activity cash outflow and $117.3 million recorded as an operating activity cash outflow in the consolidated statement of cash flows for fiscal 2021.

5. Goodwill and Other Intangible Assets

The Company recorded additions to goodwill in connection with its acquisitions. The goodwill is a result of expected synergies from combined operations of the acquisitions and the Company. The following table presents the changes in the carrying amount of goodwill:

(In millions)	Foodservice	Vistar	Convenience	Other	Total
Balance as of July 3, 2021	$1,199.4	$93.9	$20.9	$40.5	$1,354.7
Acquisitions	61.3	—	863.2	—	924.5
Balance as of July 2, 2022	1,260.7	93.9	884.1	40.5	2,279.2
Acquisitions—current year	—	—	—	22.1	22.1
Impairments—current year	—	—	—	(1.3)	(1.3)
Adjustments related to prior year acquisition (1)	1.0	—	—	—	1.0
Balance as of July 1, 2023	$1,261.7	$93.9	$884.1	$61.3	$2,301.0

(1)
The fiscal 2023 adjustment related to prior year acquisition is the result of net working capital adjustments.

The following table presents the Company’s intangible assets by major category as of July 1, 2023 and July 2, 2022:

	As of July 1, 2023			As of July 2, 2022
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net	Range of Lives
Intangible assets with definite lives:
Customer relationships	$1,568.2	$(777.2)	$791.0	$1,562.1	$(659.8)	$902.3	4 – 12 years
Trade names and trademarks	466.3	(279.7)	186.6	458.2	(220.4)	237.8	4 – 9 years
Deferred financing costs	73.3	(58.1)	15.2	73.2	(53.3)	19.9	Debt term
Non-compete	42.3	(38.4)	3.9	38.1	(36.0)	2.1	2 – 5 years
Technology	36.2	(30.1)	6.1	36.2	(28.3)	7.9	5 – 8 years
Total intangible assets with definite lives	$2,186.3	$(1,183.5)	$1,002.8	$2,167.8	$(997.8)	$1,170.0
Intangible assets with indefinite lives:
Goodwill	$2,301.0	$—	$2,301.0	$2,279.2	$—	$2,279.2	Indefinite
Trade names	25.6	—	25.6	25.6	—	25.6	Indefinite
Total intangible assets with indefinite lives	$2,326.6	$—	$2,326.6	$2,304.8	$—	$2,304.8

For the intangible assets with definite lives, the Company recorded amortization expense of $185.7 million for fiscal 2023, $187.5 million for fiscal 2022, and $130.4 million for fiscal 2021. For the next five fiscal periods and thereafter, the estimated future amortization expense on intangible assets with definite lives are as follows:

(In millions)
2024	170.9
2025	164.4
2026	159.3
2027	102.4
2028	91.8
Thereafter	314.0
Total amortization expense	$1,002.8

6. Concentration of Sales and Credit Risk

The Company had no customers that comprised more than 10% of consolidated net sales for fiscal 2023, fiscal 2022, or fiscal 2021. At July 1, 2023 and July 2, 2022, the Company had no customers that comprised more than 10% of consolidated accounts receivable. The Company maintains an allowance for doubtful accounts for which details are disclosed in the accounts receivable portion of Note 2. Summary of Significant Accounting Policies and Estimates—Accounts Receivable.

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

7. Property, Plant, and Equipment

Property, plant, and equipment as of July 1, 2023 and July 2, 2022 consisted of the following:

(In millions)	As of July 1, 2023	As of July 2, 2022	Range of Lives
Buildings and building improvements	$1,019.1	$943.2	10 – 39 years
Land	102.2	101.4	—
Transportation equipment	1,076.4	880.6	2 – 10 years
Warehouse and plant equipment	657.3	599.6	3 – 20 years
Office equipment, furniture, and fixtures	415.4	377.8	2 – 10 years
Leasehold improvements	300.3	281.5	Lease term(1)
Construction-in-process	163.2	147.3
	3,733.9	3,331.4
Less: accumulated depreciation and amortization	(1,469.9)	(1,196.9)
Property, plant and equipment, net	$2,264.0	$2,134.5

(1)
Leasehold improvements are depreciated over the shorter of the useful life of the asset or the lease term.

Total depreciation expense for the fiscal 2023, fiscal 2022, and fiscal 2021 was $315.7 million, $279.7 million, and $213.9 million, respectively, and is included in operating expenses on the consolidated statement of operations.

8. Debt

The Company is a holding company and conducts its operations through its subsidiaries, which have incurred or guaranteed indebtedness as described below.

Debt consisted of the following:

(In millions)	As of July 1, 2023	As of July 2, 2022
Credit Agreement	$1,154.0	$1,608.4
6.875% Notes due 2025, effective interest rate 7.211%	275.0	275.0
5.500% Notes due 2027, effective interest rate 5.930%	1,060.0	1,060.0
4.250% Notes due 2029, effective interest rate 4.439%	1,000.0	1,000.0
Less: Original issue discount and deferred financing costs	(28.9)	(34.6)
Long-term debt	3,460.1	3,908.8
Less: current installments	-	-
Total debt, excluding current installments	$3,460.1	$3,908.8

Credit Agreement

On April 17, 2023, PFGC, Inc. (“PFGC), a wholly-owned subsidiary of the Company, and Performance Food Group, Inc., a wholly-owned subsidiary of PFGC, entered into the First Amendment (“First Amendment”) to the existing Fifth Amended and Restated Credit Agreement (the “ABL Facility”) with Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent, and the other lenders party thereto (as amended by the First Amendment, the “Amended ABL Facility). The Amended ABL Facility has an aggregate principal amount available of $4.0 billion and matures September 17, 2026.

Performance Food Group, Inc., a wholly-owned subsidiary of PFGC, is the lead borrower under the Amended ABL Facility, which is jointly and severally guaranteed by, and secured by the majority of the assets of, PFGC and all material domestic direct and indirect wholly-owned subsidiaries of PFGC (other than the captive insurance subsidiary and other excluded subsidiaries). Availability for loans and letters of credit under the Amended ABL Facility is governed by a borrowing base, determined by the application of specified advance rates against eligible assets, including trade accounts receivable, inventory, owned real properties, and owned transportation equipment. The borrowing base is reduced quarterly by a cumulative fraction of the real properties and transportation equipment values. Advances on accounts receivable and inventory are subject to change based on periodic commercial finance examinations and appraisals, and the real property and transportation equipment values included in the borrowing base are subject to change based on periodic appraisals. Audits and appraisals are conducted at the direction of the administrative agent for the benefit and on behalf of all lenders.

Prior to the First Amendment, borrowings under the ABL Facility bore interest, at Performance Food Group, Inc.’s option, at (a) the Base Rate (defined as the greater of (i) the Federal Funds Rate in effect on such date plus 0.5%, (ii) the Prime Rate on such day, or (iii) one month LIBOR plus 1.0%) plus a spread, or (b) LIBOR plus a spread. The ABL Facility also provided for an unused commitment fee rate of 0.25% per annum.

The First Amendment, among other things, transitioned the benchmark interest rate for borrowings under the Amended ABL Facility from LIBOR to the term secured overnight funding rate (“SOFR”). As a result of the First Amendment, borrowings under the Amended ABL Facility bear interest, at Performance Food Group, Inc.’s option, at (a) the Base Rate (defined as the greatest of (i) a floor rate of 0.00%, (ii) the federal funds rate in effect on such date plus 0.5%, (iii) the prime rate on such day, or (iv) one month Term SOFR (as defined in the Amended ABL Facility) plus 1.0%) plus a spread or (b) Adjusted Term SOFR (as defined in the Amended ABL Facility) plus a spread. The Amended ABL Facility also provides for an unused commitment fee at a rate of 0.250% per annum.

The following table summarizes outstanding borrowings, availability, and the average interest rate under the credit agreement:

(Dollars in millions)	As of July 1, 2023	As of July 2, 2022
Aggregate borrowings	$1,154.0	$1,608.4
Letters of credit	172.2	190.5
Excess availability, net of lenders’ reserves of $99.7 and $104.4	2,673.8	2,201.1
Average interest rate, excluding impact of interest rate swaps	6.35%	2.89%

The Amended ABL Facility contains covenants requiring the maintenance of a minimum consolidated fixed charge coverage ratio if excess availability falls below the greater of (i) $320.0 million and (ii) 10% of the lesser of the borrowing base and the revolving credit facility amount for five consecutive business days. The Amended ABL Facility also contains customary restrictive covenants that include, but are not limited to, restrictions on the loan parties' and their subsidiaries' abilities to incur additional indebtedness, pay dividends, create liens, make investments or specified payments, and dispose of assets. The Amended ABL Facility provides for customary events of default, including payment defaults and cross-defaults on other material indebtedness. If an event of default occurs and is continuing, amounts due under the Amended ABL Facility may be accelerated and the rights and remedies of the lenders may be exercised, including rights with respect to the collateral securing the obligations under such agreement.

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

Upon the occurrence of a change of control triggering event or upon the sale of certain assets in which Performance Food Group, Inc. does not apply the proceeds as required, the holders of the Notes due 2025 will have the right to require Performance Food Group, Inc. to repurchase each holder’s Notes due 2025 at a price equal to 101% (in the case of a change of control triggering event) or 100% (in the case of an asset sale) of their principal amount, plus accrued and unpaid interest. Performance Food Group, Inc. may redeem all or part of the Notes due 2025 at a redemption price equal to 101.719% of the principal amount redeemed, plus accrued and unpaid interest. The redemption price decreases to 100% of the principal amount redeemed on May 1, 2024.

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

Senior Notes due 2027

On September 27, 2019, PFG Escrow Corporation (which merged with and into Performance Food Group, Inc.), issued and sold $1,060.0 million aggregate principal amount of its 5.500% Senior Notes due 2027 (the “Notes due 2027”). The Notes due 2027 are jointly and severally guaranteed on a senior unsecured basis by PFGC and all domestic direct and indirect wholly-owned subsidiaries of PFGC (other than captive insurance subsidiaries and other excluded subsidiaries). The Notes due 2027 are not guaranteed by the Company.

The proceeds from the Notes due 2027 along with an offering of shares of the Company’s common stock and borrowings under a prior credit agreement, were used to fund the cash consideration for the acquisition of Reinhart Foodservice, L.L.C. (“Reinhart”) and to pay related fees and expenses.

The Notes due 2027 were issued at 100.0% of their par value. The Notes due 2027 mature on October 15, 2027 and bear interest at a rate of 5.500% per year, payable semi-annually in arrears.

Upon the occurrence of a change of control triggering event or upon the sale of certain assets in which Performance Food Group, Inc. does not apply the proceeds as required, the holders of the Notes due 2027 will have the right to require Performance Food Group, Inc. to repurchase each holder’s Notes due 2027 at a price equal to 101% (in the case of a change of control triggering event) or 100% (in the case of an asset sale) of their principal amount, plus accrued and unpaid interest. Performance Food Group, Inc. may redeem all or part of the Notes due 2027 at a redemption price equal to 102.750% of the principal amount redeemed, plus accrued and unpaid interest. Beginning on October 15, 2023, Performance Food Group, Inc. may redeem all or part of the Notes due 2027 at a redemption price equal to 101.375% of the principal amount redeemed, plus accrued and unpaid interest. The redemption price decreases to100% of the principal amount redeemed, plus accrued and unpaid interest, on October 15, 2024.

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

Upon the occurrence of a change of control triggering event or upon the sale of certain assets in which Performance Food Group, Inc. does not apply the proceeds as required, the holders of the Notes due 2029 will have the right to require Performance Food Group, Inc. to repurchase each holder’s Notes due 2029 at a price equal to 101% (in the case of a change of control triggering event) or 100% (in the case of an asset sale) of their principal amount, plus accrued and unpaid interest. Performance Food Group, Inc. may redeem all or part of the Notes due 2029 at any time prior to August 1, 2024, at a redemption price equal to 100% of the principal amount of the Notes due 2029 being redeemed plus a make-whole premium and accrued and unpaid interest, if any, to, but not including, the redemption date. In addition, beginning on August 1, 2024, Performance Food Group, Inc. may redeem all or part of the Notes due 2029 at a redemption price equal to 102.125% of the principal amount redeemed, plus accrued and unpaid interest. The redemption price decreases to 101.163% and 100% of the principal amount redeemed on August 1, 2025, and August 1, 2026, respectively. In addition, at any time prior to August 1, 2024, Performance Food Group, Inc. may redeem up to 40% of the Notes due 2029 from the proceeds of certain equity offerings at a redemption price equal to 104.250% of the principal amount thereof, plus accrued and unpaid interest.

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

The Amended ABL Facility and the indentures governing the Notes due 2025, the Notes due 2027, and the Notes due 2029 contain customary restrictive covenants under which all of the net assets of PFGC and its subsidiaries were restricted from distribution to Performance Food Group Company, except for approximately $2,007.7 million of restricted payment capacity available under such debt agreements, as of July 1, 2023. Such minimum estimated restricted payment capacity is calculated based on the most restrictive of our debt agreements and may fluctuate from period to period, which fluctuations may be material. Our restricted payment capacity under other debt instruments to which the Company is subject may be materially higher than the foregoing estimate.

Fiscal year maturities of long-term debt, excluding finance lease obligations, are as follows:

(In millions)
2024	—
2025	275.0
2026	—
2027	1,154.0
2028	1,060.0
Thereafter	1,000.0
Total long-term debt, excluding finance lease obligations	$3,489.0

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

On March 20, 2023, Performance Food Group, Inc. entered into an interest rate swap for a $100.0 million notional amount effective from December 16, 2024 and expiring on December 15, 2027. The Company receives floating monthly interest payments based on the greater of one month SOFR CME term or 0.00% and pays a fixed rate of 3.14% to the swap counterparty.

On April 10, 2023, Performance Food Group, Inc. entered into an amended interest rate swap with the swap counterparty for the $350.0 million notional amount effective from April 17, 2023 and expiring on December 16, 2024. The Company receives floating monthly interest payments based on the greater of one-month SOFR CME term or a negative 0.10% and pays a fixed rate of 0.77% to the swap counterparty Prior to April 17, 2023, the Company was receiving interest payments based on one-month LIBOR term and paid a fixed rate of 0.84% to the swap counterparty.

As of July 1, 2023, Performance Food Group, Inc. had two interest rate swaps with a combined $450.0 million notional amount. The following table summarizes the outstanding swap agreements as of July 1, 2023 (in millions):

Effective Date	Maturity Date	Notional Amount	Fixed Rate Swapped
April 17, 2023	December 15, 2024	$350.0	0.77%
December 16, 2024	December 15, 2027	$100.0	3.14%

The tables below present the effect of the interest rate swaps designated in hedging relationships on the consolidated statement of operations for the fiscal years ended July 1, 2023, July 2, 2022, and July 3, 2021:

(in millions)	Fiscal year ended July 1, 2023	Fiscal year ended July 2, 2022	Fiscal year ended July 3, 2021
Amount of (gain) loss recognized in OCI, pre-tax	$(15.4)	$(19.3)	$(2.4)
Tax expense (benefit)	3.9	5.0	0.6
Amount of (gain) loss recognized in OCI, after-tax	$(11.5)	$(14.3)	$(1.8)
Amount of (loss) gain reclassified from OCI into interest expense, pre-tax	$10.8	$(4.9)	$(4.3)
Tax benefit (expense)	(2.7)	1.2	1.1
Amount of (loss) gain reclassified from OCI into interest expense, after-tax	$8.1	$(3.7)	$(3.2)
Total interest expense	$218.0	$182.9	$152.4

As hedged interest payments are made on the Company’s debt, amounts are reclassified from Accumulated other comprehensive income (loss) to Interest expense. During the next twelve months, the Company estimates that gains of approximately $15.3 million will be reclassified to interest expense.

Hedges of Forecasted Diesel Fuel Purchases

From time to time, Performance Food Group, Inc. enters into costless collar or swap arrangements to manage its exposure to variability in cash flows expected to be paid for its forecasted purchases of diesel fuel. As of July 1, 2023, Performance Food Group, Inc. was a party to five such arrangements, with an aggregate 18.9 million-gallon original notional amount for forecasted purchases of diesel fuel expected to be made between July 2, 2023 and June 30, 2024.

The fuel collar and swap instruments do not qualify for hedge accounting. Accordingly, the derivative instruments are recorded as an asset or liability on the balance sheet at fair value and any changes in fair value are recorded in the period of change as unrealized gains or losses on fuel hedging instruments and included in Other, net in the accompanying consolidated statement of operations. For the fiscal years ended July 1, 2023, July 2, 2022, and July 3, 2021 the Company recognized a loss of $18.3 million, a gain of $10.5 million, and a gain of $8.4 million, respectively, related to changes in the fair value of fuel collar and swap instruments along with $12.6 million of income, $10.2 million of income, and $2.0 million of expense, respectively, related to cash settlements.

The Company does not currently have a payable or receivable related to cash collateral for its derivatives, and therefore it has not established an accounting policy for offsetting the fair value of its derivatives against such balances. The table below presents the fair value of the derivative financial instruments as well as their classification on the balance sheet as of July 1, 2023 and July 2, 2022:

(in millions)	Balance Sheet Location	Fair Value as of July 1, 2023	Fair Value as of July 2, 2022
Assets
Derivatives designated as hedges:
Interest rate swaps	Prepaid expenses and other current assets	$14.8	$7.3
Interest rate swaps	Other assets	6.9	9.9
Derivatives not designated as hedges:
Diesel fuel derivative instruments	Prepaid expenses and other current assets	$—	$16.1
Diesel fuel derivative instruments	Other assets	—	—
Other derivative instruments	Prepaid expenses and other current assets	—	0.2
Total assets		$21.7	$33.5
Liabilities
Derivatives designated as hedges:
Interest rate swaps	Accrued expenses and other current liabilities	$—	$—
Interest rate swaps	Other long-term liabilities	—	—
Derivatives not designated as hedges:
Diesel fuel derivative instruments	Accrued expenses and other current liabilities	$4.2	$1.2
Diesel fuel derivative instruments	Other long-term liabilities	—	0.9
Other derivative instruments	Accrued expenses and other current liabilities	0.5	$—
Total liabilities		$4.7	$2.1

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

The Company has elected to present the derivative assets and derivative liabilities on the balance sheet on a gross basis for periods ended July 1, 2023 and July 2, 2022. The tables below present the derivative assets and liability balance, before and after the effects of offsetting, as of July 1, 2023 and July 2, 2022:

	July 1, 2023			July 2, 2022
(In millions)	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amounts	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amounts
Total asset derivatives:	$21.7	$(2.9)	$18.8	$33.5	$(2.1)	$31.4
Total liability derivatives:	(4.7)	2.9	(1.8)	(2.1)	2.1	—

The derivative instruments are the only assets or liabilities that are recorded at fair value on a recurring basis. The fuel collars are exchange-traded commodities and their fair value is derived from valuation models based on certain assumptions regarding market conditions, some of which may be unobservable. Based on the lack of significance of these unobservable inputs, the Company has concluded that these instruments represent Level 2 on the fair value hierarchy. The fair values of the Company’s interest rate swap agreements are determined using a valuation model with several inputs and assumptions, some of which may be unobservable. A specific unobservable input used by the Company in determining the fair value of its interest rate swaps is an estimation of both the unsecured borrowing spread to SOFR for the Company as well as that of the derivative counterparties. Based on the lack of significance of this estimated spread component to the overall value of the Company’s interest rate swaps, the Company has concluded that these swaps represent Level 2 on the hierarchy.

Credit-Risk-Related Contingent Features

The Company has agreements with each of its derivative counterparties that provide that if the Company either defaults or is capable of being declared in default on any of its indebtedness, the Company can also be declared in default on its derivative obligations.

As of July 1, 2023, the aggregate fair value amount of derivative instruments in a liability position that contain contingent features was $1.8 million. As of July 1, 2023, the Company has not been required to post any collateral related to these agreements. If the Company breached any of these provisions, it would be required to settle the obligations under the agreements at their termination value of $1.8 million.

10. Insurance Program Liabilities

The Company maintains high-deductible insurance programs covering portions of general and vehicle liability, workers’ compensation, and group medical insurance. The amounts in excess of the deductibles are fully insured by third-party insurance carriers, subject to certain limitations. A summary of the activity in all types of deductible liabilities appears below:

(In millions)
Balance at June 27, 2020	$181.8
Charged to costs and expenses	$236.6
Payments	(240.3)
Balance at July 3, 2021	$178.1
Additional liabilities assumed in connection with an acquisition	40.8
Charged to costs and expenses	346.5
Payments	(338.4)
Balance at July 2, 2022	$227.0
Charged to costs and expenses	398.7
Payments	(382.6)
Balance at July 1, 2023	$243.1

11. Fair Value of Financial Instruments

The carrying values of cash, accounts receivable, outstanding checks in excess of deposits, trade accounts payable, and accrued expenses approximate their fair values because of the relatively short maturities of those instruments. The derivative assets and liabilities are recorded at fair value on the balance sheet. The fair value of long-term debt, which has a carrying value of $3,460.1 million and $3,908.8 million, is $3,338.2 million and $3,704.6 million at July 1, 2023 and July 2, 2022, respectively, and is determined by reviewing current market pricing related to comparable debt issued at the time of the balance sheet date, and is considered a Level 2 measurement.

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

Certain of the leases for tractors, trailers, and other vehicles and equipment provide for residual value guarantees to the lessors. Circumstances that would require the subsidiary to perform under the guarantees include either (1) default on the leases with the leased assets being sold for less than the specified residual values in the lease agreements, or (2) decisions not to purchase the assets at the end of the lease terms combined with the sale of the assets, with sales proceeds less than the residual value of the leased assets specified in the lease agreements. Residual value guarantees under these operating lease agreements typically range between 6% and 20% of the value of the leased assets at inception of the lease. These leases have original terms ranging from 5 to 7 years and expiration dates ranging from 2023 to 2030. As of July 1, 2023, the undiscounted maximum amount of potential future payments for lease residual value guarantees totaled approximately $13.3 million, which would be mitigated by the fair value of the leased assets at lease expiration.

The following table presents the location of the right-of-use assets and lease liabilities in the Company’s consolidated balance sheet as of July 1, 2023 and July 2, 2022 (in millions), as well as the weighted-average lease term and discount rate for the Company’s leases:

Leases	Consolidated Balance Sheet Location	As of July 1, 2023	As of July 2, 2022
Assets:
Operating	Operating lease right-of-use assets	$703.6	$623.4
Finance	Property, plant and equipment, net	566.2	463.8
Total lease assets		$1,269.8	$1,087.2
Liabilities:
Current
Operating	Operating lease obligations—current installments	$105.5	$111.0
Finance	Finance lease obligations—current installments	102.6	79.9
Non-current
Operating	Operating lease obligations, excluding current installments	628.9	530.8
Finance	Finance lease obligations, excluding current installments	447.3	366.7
Total lease liabilities		$1,284.3	$1,088.4

Weighted average remaining lease term
Operating leases		8.7 years	8.2 years
Finance leases		5.7 years	5.7 years
Weighted average discount rate
Operating leases		4.7%	3.9%
Finance leases		4.2%	3.7%

The following table presents the location of lease costs in the Company consolidated statement of operations for the periods reported (in millions):

		Fiscal year ended
Lease Cost	Statement of Operations Location	July 1, 2023	July 2, 2022	July 3, 2021
Finance lease cost:
Amortization of finance lease assets	Operating expenses	$88.4	$71.8	$37.0
Interest on lease liabilities	Interest expense	19.6	16.4	13.0
Total finance lease cost		$108.0	$88.2	$50.0
Operating lease cost	Operating expenses	147.9	149.3	108.4
Short-term lease cost	Operating expenses	73.7	51.6	23.7
Total lease cost		$329.6	$289.1	$182.1

Supplemental cash flow information related to leases for the periods reported is as follows (in millions):

	Fiscal year ended
(In millions)	July 1, 2023	July 2, 2022	July 3, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$135.7	$134.5	$100.5
Operating cash flows from finance leases	19.6	16.4	13.0
Financing cash flows from finance leases	88.5	72.1	37.9
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	201.3	75.0	92.5
Finance leases	191.8	109.4	125.6

Future minimum lease payments under non-cancelable leases as of July 1, 2023, are as follows (in millions):

Fiscal Year	Operating Leases	Finance Leases
2024	$137.3	$124.7
2025	125.6	116.7
2026	106.0	112.0
2027	96.5	96.1
2028	85.6	71.1
Thereafter	372.9	105.3
Total future minimum lease payments	$923.9	$625.9
Less: Interest	189.5	76.0
Present value of future minimum lease payments	$734.4	$549.9

As of July 1, 2023, the Company had additional operating and finance leases that had not yet commenced which total $451.8 million in future minimum lease payments. Subsequent to July 1, 2023, the Company executed an operating lease that has not yet commenced which totals $355.1 million in future minimum lease payments. These leases relate primarily to build-to-suit warehouse leases which will replace existing distribution centers and will commence upon building completion with terms of 15 to 25 years. In addition, these leases include vehicle leases expected to commence in fiscal 2024 with lease terms of 3 to 10 years.

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

Income tax expense (benefit) for fiscal 2023, fiscal 2022 and fiscal 2021 consisted of the following:

(In millions)	For the fiscal year ended July 1, 2023	For the fiscal year ended July 2, 2022	For the fiscal year ended July 3, 2021
Current income tax expense (benefit):
Federal	$95.3	$38.2	$(10.6)
State	28.8	10.6	3.4
Foreign	2.7	1.0	-
Total current income tax expense (benefit)	126.8	49.8	(7.2)
Deferred income tax expense (benefit):
Federal	17.8	1.0	19.9
State	2.3	4.4	1.3
Foreign	(0.1)	(0.6)	-
Total deferred income tax expense	20.0	4.8	21.2
Total income tax expense (benefit), net	$146.8	$54.6	$14.0

The Company’s effective income tax rate for continuing operations for fiscal 2023, fiscal 2022 and fiscal 2021 was 27.0%, 32.7%, and 25.6%, respectively. Actual income tax expense (benefit) differs from the amount computed by applying the applicable U.S. federal statutory corporate income tax rate of 21% in fiscal 2023, fiscal 2022, and fiscal 2021 to earnings before income taxes as follows:

(In millions)	For the fiscal year ended July 1, 2023	For the fiscal year ended July 2, 2022	For the fiscal year ended July 3, 2021
Federal income tax expense computed at statutory rate	$114.2	$35.1	$11.5
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal income tax benefit	25.3	13.1	4.1
Foreign taxes	2.5	—	—
Non-deductible expenses and other	6.9	9.6	2.1
Net Operating Loss Carryback - Rate Differential	—	—	(2.1)
Stock-based compensation	(1.2)	(1.9)	(1.5)
Other	(0.9)	(1.3)	(0.1)
Total income tax expense, net	$146.8	$54.6	$14.0

Deferred income taxes are recorded based upon the tax effects of differences between the financial statement and tax bases of assets and liabilities and available tax loss and credit carryforwards. Temporary differences and carry-forwards that created significant deferred tax assets and liabilities were as follows:

(In millions)	As of July 1, 2023	As of July 2, 2022
Deferred tax assets:
Allowance for doubtful accounts	$9.3	$8.7
Inventories	4.1	7.4
Accrued employee benefits	2.0	26.9
Insurance reserves	4.5	3.6
Net operating loss carry-forwards	8.5	10.3
Stock-based compensation	8.7	10.1
Lease obligations	132.9	137.2
Tax credit carry-forwards	3.5	4.0
Other assets	7.1	6.7
Total gross deferred tax assets	180.6	214.9
Less: Valuation allowance	(2.1)	(2.6)
Total net deferred tax assets	178.5	212.3
Deferred tax liabilities:
Property, plant, and equipment	310.7	307.8
Right of use assets	131.4	140.5
Other comprehensive income	4.9	3.9
Basis difference in intangible assets	93.9	102.3
Inventories	82.6	81.3
Branch Taxes	1.0	0.7
Other Liabilities	0.2	0.1
Total deferred tax liabilities	624.7	636.6
Total net deferred income tax liability	$446.2	$424.3

The Company has taken current and future expirations into consideration when evaluating the need for valuation allowances against deferred tax assets. A valuation allowance is provided when it is more likely than not that all or a portion of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. State net operating loss carry-forwards generally expire in fiscal years 2023 through 2042. Certain state net operating losses generated in fiscal year 2021 and after have an indefinite carry-forward period. For the fiscal years ending July 1, 2023 and July 2, 2022 the Company established a valuation allowance of $2.1 million and $2.6 million, respectively, net of federal tax benefit, against deferred tax assets related to certain net operating loss and state tax credit carry-forwards which are not likely to be realized due to limitations on utilization.

The Company records a liability for Uncertain Tax Positions in accordance with FASB ASC 740-10-25, Income Taxes—General—Recognition. Included in the balances as of July 1, 2023 and July 2, 2022, is $0.3 million and $0.4 million, respectively, of unrecognized tax benefits that could affect the effective tax rate for continuing operations. The balance in unrecognized tax benefits relates primarily to state tax issues and non-deductible expenses. The Company does not anticipate that changes in the amount of unrecognized tax benefits over the next twelve months will have a significant impact on its results of operations or financial position.

As of July 1, 2023, substantially all federal, state and local, and foreign income tax matters have been concluded for years prior to fiscal year 2014. The Internal Revenue Service commenced an audit with respect to the loss for fiscal year ended June 27, 2020 and the carryback to the prior five tax years. The audit was ongoing at the end of fiscal 2023.

14. Retirement Plans

Employee Savings Plans

The Company sponsors the Performance Food Group Employee Savings Plan (the “401(k) Plan”). Eligible U.S. and Canadian employees participating in the 401(k) Plan may elect to contribute between 1% and 50% of their qualified compensation, up to a maximum dollar amount as specified by the provisions of the Internal Revenue Code in the U.S. or Income Tax Act in Canada, as applicable. The Company matched 100% of the first 3.5% of the employee contributions, resulting in matching contributions of $52.0 million for fiscal 2023, $42.3 million for fiscal 2022, and $36.4 million for fiscal 2021.

Beginning in May 2022, Core-Mark employees transitioned to the Company’s 401(k) Plan. Prior to May 2022, Core-Mark maintained defined-contribution plans in the U.S., subject to the provisions of the Internal Revenue Code, and in Canada, subject to the Income Tax Act. For fiscal 2022, the Company made matching contributions of $4.2 million to this plan.

15. Commitments and Contingencies

Purchase Obligations

The Company had outstanding contracts and purchase orders of $163.4 million related to capital projects and services including purchases of compressed natural gas for its trucking fleet at July 1, 2023. Amounts due under these contracts were not included on the Company’s consolidated balance sheet as of July 1, 2023.

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

On December 6, 2022, JUUL announced that it had reached settlements with the plaintiffs in the MDL and related cases that had been consolidated in the U.S. District Court for Northern District of California (the “MDL Settlement”). On January 18, 2023, the parties who were set to participate in the first round of bellwether trials in the MDL submitted a joint status filing with the court in which they notified the court of, among other things, the settlement JUUL reached with the plaintiffs (the “Joint Status Filing”). Per the settlement agreement, the MDL Settlement encompasses the various personal injury, consumer class action, government entity, and Native American tribe claims made against JUUL and includes, among others, all of the Distributor Defendants (including Core-Mark and Eby-Brown) as released parties; however, the release applicable to the Distributor Defendants, as well as certain other defendants, will not take effect until after JUUL makes the first settlement payment required in the settlement agreement to a settlement trust account. That payment is due forty-five days after final approval of the MDL Settlement is entered by the court. The court held a final approval hearing on August 9, 2023. As a result of the MDL Settlement, all scheduling order dates (e.g., discovery and motion deadlines and the bellwether trial dates) in the MDL have been stayed with respect to Eby-Brown and Core-Mark.

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

16. Related-Party Transactions

The Company participates in, and has an equity method investment in, a purchasing alliance that was formed to obtain better pricing, to expand product options, to reduce internal costs, and to achieve greater inventory turnover. The Company’s investment in the purchasing alliance was $9.9 million as of July 1, 2023, and $8.7 million as of July 2, 2022. For fiscal 2023, fiscal 2022, and fiscal 2021, the Company recorded purchases of $2,006.2 million, $1,858.4 million, and $1,300.2 million, respectively, through the purchasing alliance.

17. Earnings Per Common Share

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is calculated using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. The Company’s potential common shares include outstanding stock-based compensation awards and expected issuable shares under the employee stock purchase plan. In computing diluted earnings per common share, the average closing stock price for the period is used in determining the number of shares assumed to be purchased with the assumed proceeds under the treasury stock method. No potential common shares were considered antidultive for the fiscal years ended July 1, 2023 and July 3, 2021. Potential common shares of 0.1 million for the fiscal year ended July 2, 2022 were not included in computing diluted earnings per common share because the effect would have been antidilutive.

A reconciliation of the numerators and denominators for the basic and diluted earnings per common share computations is as follows:

(In millions, except per share amounts)	Fiscal Year Ended July 1, 2023	Fiscal Year Ended July 2, 2022	Fiscal Year Ended July 3, 2021
Numerator:
Net income	$397.2	$112.5	$40.7
Denominator:
Weighted-average common shares outstanding	154.2	149.8	132.1
Dilutive effect of potential common shares	1.9	1.5	1.3
Weighted-average dilutive shares outstanding	156.1	151.3	133.4
Basic earnings per common share	$2.58	$0.75	$0.31
Diluted earnings per common share	$2.54	$0.74	$0.30

18. Stock-based Compensation

The Company provides compensation benefits to employees and non-employee directors under share-based payment arrangements. These arrangements are designed to promote the long-term growth and profitability of the Company by providing employees and non-employee directors who are or will be involved in the Company’s growth with an opportunity to acquire an ownership interest in the Company, thereby encouraging them to contribute to and participate in the success of the Company.

The Company also provides an employee stock purchase plan (“ESPP”) which allows eligible employees the opportunity to acquire shares of common stock, at a 15% discount on the fair market value as of the date of purchase, through periodic payroll deductions. The ESPP is considered compensatory for federal income tax purposes. The Company recorded $4.2 million, $3.7 million, and $2.6 million of stock-based compensation expense for fiscal 2023, fiscal 2022, and fiscal 2021, respectively, attributable to the ESPP.

The Performance Food Group Company 2007 Management Option Plan

The 2007 Option Plan allowed for the granting of awards to employees, officers, directors, consultants, and advisors of the Company or its affiliates in the form of nonqualified options. The terms and conditions of awards granted under the 2007 Option Plan were determined by the Board of Directors. The contractual term of the options is ten years. The Company no longer grants awards from this plan and no options were granted from the 2007 Option Plan in fiscal 2023, 2022 or 2021. Each of the employee awards under the 2007 Option Plan was divided into three equal portions. Tranche I options were subject to time vesting. Tranche II and Tranche III options were subject to both time and performance vesting, including performance criteria as outlined in the 2007 Option Plan.

The following table summarizes the stock option activity for fiscal 2023 under the 2007 Option Plan.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding as of July 2, 2022	673,842	$18.82
Exercised	(85,687)	$16.69
Outstanding as of July 1, 2023	588,155	$19.13	2.2	$24.2
Vested or expected to vest as of July 1, 2023	588,155	$19.13	2.2	$24.2
Exercisable as of July 1, 2023	588,155	$19.13	2.2	$24.2

The intrinsic value of exercised options was $3.6 million, $2.4 million, and $4.7 million for fiscal 2023, fiscal 2022, and fiscal 2021, respectively.

The Performance Food Group Company 2015 Omnibus Incentive Plan

In July 2015, the Company approved the 2015 Incentive Plan. The 2015 Incentive Plan allows for the granting of awards to current employees, officers, directors, consultants, and advisors of the Company. The terms and conditions of awards granted under the 2015 Option Plan are determined by the Board of Directors. There are 8,850,000 shares of common stock reserved for issuance under the 2015 Incentive Plan, including non-qualified stock options and incentive stock options, stock appreciation rights, restricted shares (time-based and performance-based), restricted stock units, and other equity based or cash-based awards. As of July 1, 2023, there are 3,916,455 shares available for grant under the 2015 Incentive Plan. The contractual term of options granted under the 2015 Incentive Plan is ten years.

Shares of time-based restricted stock granted in fiscal 2021, fiscal 2022 and fiscal 2023 vest ratably over the requisite service period. Additionally, in fiscal 2021, one-time grants of shares of time-based restricted stock, which vest at the end of a three year period, were issued. No stock options were granted from the 2015 Incentive Plan in fiscal 2023, fiscal 2022 or fiscal 2021. Performance-based restricted shares granted vest upon the achievement of a specified Relative Total Shareholder Return (“Relative TSR”), a market condition, at the end of a three year performance period. Actual shares earned range from 0% to 200% of the initial grant, depending upon performance relative to the Relative TSR goal. Restricted stock units and deferred stock units granted to non-employee directors vest in full on the earlier of the first anniversary of the date of grant or the next regularly scheduled annual meeting of the stockholders of the Company.

The fair values of time-based restricted shares, restricted stock units, and deferred stock units were based on the Company’s closing stock price as of the date of grant.

The Company, with the assistance of a third-party valuation expert, estimated the fair value of performance-based restricted shares with a Relative TSR market condition granted in fiscal 2021, fiscal 2022, and fiscal 2023 using a Monte Carlo simulation with the following weighted-average assumptions:

	For the fiscal year ended July 1, 2023	For the fiscal year ended July 2, 2022	For the fiscal year ended July 3, 2021
Risk-Free Interest Rate	3.31%	0.45%	0.16%
Dividend Yield	0.00%	0.00%	0.00%
Expected Volatility	75.45%	71.76%	67.66%
Expected Term (in years)	2.84	2.83	2.87
Fair Value of Awards Granted	$68.06	$62.34	$47.55

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

The compensation cost that has been charged against income for the Company’s 2015 Incentive Plan was $34.4 million for fiscal 2023, $27.6 million for fiscal 2022, and $22.8 million for fiscal 2021, and it is included within operating expenses in the consolidated statement of operations. The total income tax benefit recognized in the consolidated statements of operations was $9.3 million in fiscal 2023, $7.4 million in fiscal 2022, and $6.1 million in fiscal 2021. Total unrecognized compensation cost for all awards under the 2015 Incentive Plan is $40.0 million as of July 1, 2023. This cost is expected to be recognized over a weighted-average period of 1.8 years.

The following table summarizes the stock option activity for fiscal 2023 under the 2015 Incentive Plan.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding as of July 2, 2022	722,959	$27.67
Exercised	(60,402)	$28.28
Outstanding as of July 1, 2023	662,557	$27.62	3.7	$21.6
Vested or expected to vest as of July 1, 2023	662,557	$27.62	3.7	$21.6
Exercisable as of July 1, 2023	662,557	$27.62	3.7	$21.6

The intrinsic value of exercised options was $1.8 million, $0.8 million, and $1.4 million for fiscal 2023, fiscal 2022 and fiscal 2021, respectively.

The following table summarizes the changes in nonvested restricted shares and restricted stock units for fiscal 2023 under the 2015 Incentive Plan.

	Shares	Weighted Average Grant Date Fair Value
Nonvested as of July 2, 2022	1,688,339	$41.64
Granted	686,586	$54.99
Vested	(610,242)	$41.48
Forfeited	(112,554)	$48.72
Nonvested as of July 1, 2023	1,652,129	$46.76

The total fair value of shares vested was $32.0 million, $21.7 million, and $13.7 million for fiscal 2023, fiscal 2022, and fiscal 2021, respectively.

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

Awards under the Core-Mark 2010 Long-Term Incentive Plan fully vested in fiscal 2022. The compensation cost that has been charged against income for the Core-Mark 2010 and 2019 Long-Term Incentive Plans was $4.8 million for fiscal 2023 and $12.7 million for fiscal 2022, and it is included within operating expenses in the consolidated statement of operations. The total income tax benefit recognized in the consolidated statements of operations was $1.3 million in fiscal 2023 and $3.4 million in fiscal 2022. Total unrecognized compensation cost for all awards under the 2019 Long-Term Incentive Plan is $1.5 million as of July 1, 2023. This cost is expected to be recognized over a weighted-average period of 0.5 years.

The following table summarizes the changes in nonvested RSUs for fiscal 2023 under the Core-Mark 2019 Long-Term Incentive Plan.

	Shares	Weighted Average Grant Date Fair Value
Nonvested as of July 2, 2022	246,850	$49.55
Vested	(167,111)	$49.55
Forfeited	(6,157)	$49.55
Nonvested as of July 1, 2023	73,582	$49.55

The total fair value of shares vested was $9.6 million and $14.3 million for fiscal 2023 and fiscal 2022, respectively.
19. Segment Information

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

The accounting policies of the segments are the same as those described in Note 2. Summary of Significant Accounting Policies and Estimates. Management evaluates the performance of each operating segment based on various operating and financial metrics, including total sales and Adjusted EBITDA, defined as net income before interest expense, interest income, income taxes, depreciation, and amortization and excludes certain items that the Company does not consider part of its segments' core operating results, including stock-based compensation expense, changes in the LIFO reserve, acquisition, integration and reorganization expenses, and gains and losses related to fuel derivatives.

(In millions)	Foodservice	Vistar	Convenience	Corporate & All Other	Eliminations	Consolidated
For the fiscal year ended July 1, 2023
Net external sales	$28,467.5	$4,546.3	$24,119.5	$121.4	$—	$57,254.7
Inter-segment sales	23.1	3.0	0.1	579.0	(605.2)	—
Total sales	28,490.6	4,549.3	24,119.6	700.4	(605.2)	57,254.7
Depreciation and amortization	279.8	42.1	148.0	26.8	—	496.7
Capital expenditures	191.4	18.0	46.3	14.0	—	269.7
For the fiscal year ended July 2, 2022
Net external sales	$26,561.1	$3,679.4	$20,603.3	$50.3	$—	$50,894.1
Inter-segment sales	18.1	2.4	—	476.2	(496.7)	—
Total sales	26,579.2	3,681.8	20,603.3	526.5	(496.7)	50,894.1
Depreciation and amortization	260.0	52.6	125.7	24.5	—	462.8
Capital expenditures	148.2	19.1	31.9	16.3	—	215.5
For the fiscal year ended July 3, 2021
Net external sales	$21,880.0	$2,537.4	$5,946.8	$34.7	$—	$30,398.9
Inter-segment sales	10.0	2.2	—	393.9	(406.1)	—
Total sales	21,890.0	2,539.6	5,946.8	428.6	(406.1)	30,398.9
Depreciation and amortization	248.3	47.9	12.6	30.1	—	338.9
Capital expenditures	99.9	48.0	26.5	14.4	—	188.8

Adjusted EBITDA for each reportable segment and Corporate & All Other is presented below along with a reconciliation to consolidated income before taxes.

	Fiscal year ended
	July 1, 2023	July 2, 2022	July 3, 2021
Foodservice Adjusted EBITDA	$943.6	$786.5	$677.5
Vistar Adjusted EBITDA	325.3	193.0	84.8
Convenience Adjusted EBITDA	328.8	257.1	36.4
Corporate & All Other Adjusted EBITDA	(234.3)	(216.8)	(173.4)
Depreciation and amortization	(496.7)	(462.8)	(338.9)
Interest expense	(218.0)	(182.9)	(152.4)
Change in LIFO reserve	(39.2)	(122.9)	(36.4)
Stock-based compensation expense	(43.3)	(44.0)	(25.4)
(Loss) gain on fuel derivatives	(5.7)	20.7	6.4
Acquisition, integration & reorganization expenses	(10.6)	(49.9)	(16.2)
Other adjustments (1)	(5.9)	(10.9)	(7.7)
Income before taxes	$544.0	$167.1	$54.7

(1) Other adjustments include asset impairments, gains and losses on disposal of fixed assets, amounts related to favorable and unfavorable leases, foreign currency transaction gains and losses, and franchise tax expense.

Total assets by reportable segment and Corporate & All Other, excluding intercompany receivables between segments, are as follows:

(In millions)	As of July 1, 2023	As of July 2, 2022
Foodservice	$6,511.6	$6,455.3
Vistar	1,292.7	1,133.7
Convenience	4,226.2	4,411.6
Corporate & All Other	468.5	377.4
Total assets	$12,499.0	$12,378.0

The sales mix for the Company’s principal product and service categories is as follows:

(In millions)	For the fiscal year ended July 1, 2023	For the fiscal year ended July 2, 2022	For the fiscal year ended July 3, 2021
Cigarettes	$14,902.7	$13,197.4	$4,231.4
Center of the plate	11,285.7	11,332.2	8,931.1
Canned and dry groceries	5,537.4	4,602.5	3,290.0
Frozen Foods	4,989.2	4,086.8	3,484.4
Candy/snack/theater and concession	4,986.9	3,826.7	1,725.0
Refrigerated and dairy products	4,557.4	4,230.2	2,951.0
Paper products and cleaning supplies	3,189.3	2,695.5	2,312.1
Other tobacco products	2,978.8	2,511.1	704.0
Beverage	2,823.3	2,511.6	1,534.9
Produce	1,336.8	1,049.2	876.6
Other miscellaneous goods and services	667.2	850.9	358.4
Total	$57,254.7	$50,894.1	$30,398.9

Cigarette sales represented 26.0%, 25.9%, and 13.9% of net sales for the years ended July 1, 2023, July 2, 2022, and July 3, 2021, respectively. The Company’s significant suppliers include Altria Group, Inc. (parent company of Philip Morris USA Inc.) and R.J. Reynolds Tobacco Company, which, in the aggregate, represents approximately 23.1% and 20.7% of products purchased for the years ended July 1, 2023 and July 2, 2022, respectively. Although cigarettes represent a significant portion of the Company’s total net sales and cost of goods sold, the majority of the Company's gross profit is generated from the sales of food and food-related products.

SCHEDULE 1—Registrant’s Condensed Financial Statements

PERFORMANCE FOOD GROUP COMPANY

Parent Company Only

CONDENSED BALANCE SHEETS

(In millions per share data)	As of July 1, 2023	As of July 2, 2022
ASSETS
Investment in wholly owned subsidiary	$3,826.3	$3,370.0
Total assets	$3,826.3	$3,370.0
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accrued expenses and other current liabilities	0.4	-
Total current liabilities	0.4	-

Intercompany payable	80.4	70.5
Total liabilities	80.8	70.5
Commitments and contingencies
Shareholders’ equity:
Common Stock
Common Stock: $0.01 par value per share, 1.0 billion shares authorized, 154.5 million shares issued and outstanding as of July 1, 2023; 153.6 million shares issued and outstanding as of July 2, 2022	1.5	1.5
Additional paid-in capital	2,863.0	2,816.8
Retained earnings	881.0	481.2
Total shareholders’ equity	3,745.5	3,299.5
Total liabilities and shareholders’ equity	$3,826.3	$3,370.0

See accompanying notes to condensed financial statements.

PERFORMANCE FOOD GROUP COMPANY

Parent Company Only

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

($ in millions)	Fiscal year ended July 1, 2023	Fiscal year ended July 2, 2022	Fiscal year ended July 3, 2021
Operating expenses	$0.8	$0.7	$1.1
Operating loss	(0.8)	(0.7)	(1.1)
Loss before equity in net income of subsidiary	(0.8)	(0.7)	(1.1)
Equity in net income of subsidiary, net of tax	398.0	113.2	41.8
Net income	397.2	112.5	40.7
Other comprehensive income	2.6	16.7	5.0
Total comprehensive income	$399.8	$129.2	$45.7

See accompanying notes to condensed financial statements.

PERFORMANCE FOOD GROUP COMPANY

Parent Company Only

CONDENSED STATEMENTS OF CASH FLOWS

($ in millions)	Fiscal year ended July 1, 2023	Fiscal year ended July 2, 2022	Fiscal year ended July 3, 2021
Cash flows from operating activities:
Net income	$397.2	$112.5	$40.7
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Equity in net income of subsidiary	(398.0)	(113.2)	(41.8)
Changes in operating assets and liabilities, net
Accrued expenses and other current liabilities	0.4	—	(0.2)
Intercompany payables	9.9	9.4	0.5
Net cash provided by (used in) operating activities	9.5	8.7	(0.8)
Cash flows from investing activities:
Net cash paid for acquisitions	—	(1,386.1)	—
Capital contribution to subsidiary	(27.7)	(83.1)	(26.2)
Distribution from subsidiary	11.2	1,444.6	—
Net cash used in investing activities	(16.5)	(24.6)	(26.2)
Cash flows from financing activities:
Proceeds from exercise of stock options	3.1	2.7	5.0
Proceeds from employee stock purchase plan	27.7	24.6	26.2
Cash paid for shares withheld to cover taxes	(12.6)	(11.4)	(4.2)
Repurchase of common stock	(11.2)	—	—
Net cash provided by financing activities	7.0	15.9	27.0
Net (decrease) increase in cash and restricted cash	—	—	—
Cash and restricted cash, beginning of period	—	—	—
Cash and restricted cash, end of period	$—	$—	$—

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Regulations under the Securities Exchange Act of 1934, as amended (“Exchange Act”), require public companies, including us, to maintain “disclosure controls and procedures,” which are defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required or necessary disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this Form 10-K, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, of the effectiveness of its disclosure controls and procedures. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this Form 10-K, were effective.

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

Based on our assessment, under the criteria established in Internal Control—Integrated Framework (2013) issued by the COSO, management has concluded that the Company maintained effective internal control over financial reporting as of July 1, 2023.

The effectiveness of the Company’s internal control over financial reporting as of July 1, 2023, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report, which appears in Item 8.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) under the Exchange Act), that occurred during the fiscal quarter ended July 1, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During the three months ended July 1, 2023, no director or officer of the Company adopted, terminated or modified a ‘Rule 10b5-1 trading arrangement’ or ‘non-Rule 10b5-1 trading arrangement,’ as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be included in our definitive proxy statement for the 2023 Annual Meeting of Stockholders under the captions “Corporate Governance at Performance Food Group,” “Executive Officers of the Company,” “Report of the Audit and Finance Committee” and “Election of Directors” and is incorporated herein by reference. We expect to file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended July 1, 2023.

Item 11. Executive Compensation

The information required by this item will be included in our definitive proxy statement for the 2023 Annual Meeting of Stockholders under the captions “Compensation Discussion and Analysis,” “Report of the Human Capital and Compensation Committee,” “Executive Compensation,” and “Compensation of Directors” and is incorporated herein by reference. We expect to file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended July 1, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in our definitive proxy statement for the 2023 Annual Meeting of Stockholders under the caption “Ownership of Securities” and is incorporated herein by reference. We expect to file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended July 1, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in our definitive proxy statement for the 2023 Annual Meeting of Stockholders under the captions “Election of Directors,” “Corporate Governance at Performance Food Group” and “Transactions with Related Persons” and is incorporated herein by reference. We expect to file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended July 1, 2023.

Item 14. Principal Accountant Fees and Services

The information required by this item will be included in our definitive proxy statement for the 2023 Annual Meeting of Stockholders under the caption “Ratification of Independent Registered Public Accounting Firm” and is incorporated herein by reference. We expect to file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended July 1, 2023.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)
The following documents are filed, or incorporated by reference, as part of this Form 10-K:
1.
All financial statements. See Index to Consolidated Financial Statements on page [41] of this Form 10-K.
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

3.1

Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-37578) filed with the Securities and Exchange Commission on November 13, 2019).

3.2

Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-37578) filed with the Securities and Exchange Commission on May 24, 2023).

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

4.3

Form of 5.500% Senior Notes due 2027 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-37578) filed with the Securities and Exchange Commission on October 2, 2019).

4.4

Indenture, dated as of April 24, 2020, by and between Performance Food Group, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-37578) filed with the Securities and Exchange Commission on April 27, 2020).

4.5

Form of 6.875% Senior Notes due 2025 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-37578) filed with the Securities and Exchange Commission on April 27, 2020).

4.6

Indenture, dated as of July 26, 2021, by and between Performance Food Group, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-37578) filed with the Securities and Exchange Commission on July 26, 2021).

4.7

Form of 4.250% Senior Notes due 2029 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-37578) filed with the Securities and Exchange Commission on July 26, 2021).

4.8*	Description of Capital Stock of Performance Food Group Company

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

10.2

First Amendment to Fifth Amended and Restated Credit Agreement, dated April 17, 2023, among PFGC, Inc., Performance Food Group, Inc., Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent, the other borrowers from time to time party thereto, and the other lenders thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37578) filed with the Securities and Exchange Commission on April 18, 2023).

10.3†

Amended and Restated 2007 Management Option Plan (incorporated by reference to Exhibit 10.7 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File 333-198654), filed with the Securities and Exchange Commission on August 5, 2015).

10.4†

2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.8 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File 333-198654), filed with the Securities and Exchange Commission on August 5, 2015).

10.5†

Amendment No. 1 to the 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A (File No. 001-37578) filed with the Securities and Exchange Commission on November 19, 2019).

10.6†

Employment Letter Agreement, dated September 6, 2002, between George L. Holm and Performance Food Group Company (f/k/a Wellspring Distribution Corp.) (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File 333-198654), filed with the Securities and Exchange Commission on September 9, 2014).

10.7†

Form of Option Award Agreement for Named Executive Officers under the 2007 Management Option Plan (incorporated by reference to Exhibit 10.14 to Amendment No. 5 to the Company’s Registration Statement on Form S-1 (File 333-198654), filed with the Securities and Exchange Commission on August 31, 2015).

10.8†

Form of Option Grant under the 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.18 to Amendment No. 5 to the Company’s Registration Statement on Form S-1 (File 333-198654), filed with the Securities and Exchange Commission on August 31, 2015).

10.9†

Form of Deferred Stock Unit Agreement (Non-Employee Director) under the 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37578), filed with the Securities and Exchange Commission on February 7, 2018).

10.10†

Form of Restricted Stock Unit Agreement (Non-Employee Director) under the 2015 Omnibus Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37578) filed with the Securities and Exchange Commission on February 5, 2020).

10.11†

Form of Deferred Stock Unit Agreement (Non-Employee Director) under the 2015 Omnibus Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37578) filed with the Securities and Exchange Commission on February 5, 2020).

10.12†

Performance Food Group Company Deferred Compensation Plan (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37578) filed with the Securities and Exchange Commission on February 5, 2020).

10.13†

Amendment No. 1 to Performance Food Group Company Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37578) filed with the Securities and Exchange Commission on May 11, 2023).

10.14†

Performance Food Group Company Executive Severance Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37578) filed with the Securities and Exchange Commission on May 5, 2020).

10.15†

Form of Performance Food Group Company Executive Severance Plan Participation Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37578) filed with the Securities and Exchange Commission on May 5, 2020).

10.16†

Form of Time-Based Restricted Stock Agreement (Graded Vesting) under the 2015 Omnibus Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37578) filed with the Securities and Exchange Commission on November 4, 2020).

10.17†

Form of Time-Based Restricted Stock Agreement (Cliff Vesting) under the 2015 Omnibus Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37578) filed with the Securities and Exchange Commission on November 4, 2020).

10.18†

Form of Performance-Based Restricted Stock Agreement (with Retirement provision) under the 2015 Omnibus Incentive Plan, as amended (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37578) filed with the Securities and Exchange Commission on November 4, 2020).

10.19†

Form of Performance-Based Restricted Stock Agreement (without Retirement provision) under the 2015 Omnibus Incentive Plan, as amended (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37578) filed with the Securities and Exchange Commission on November 4, 2020).

10.20†

Form of Option Grant under the 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37578) filed with the Securities and Exchange Commission on May 11, 2022).

10.21†*	Form of Performance-Based Restricted Stock Agreement under the 2015 Omnibus Incentive Plan.
10.22†

Core-Mark Holding Company, Inc. 2019 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 of Core-Mark’s Current Report on Form 8-K (file No. 000-51515) filed with the Securities and Exchange Commission on May 24, 2019).

10.23†

Amendment No. 1 to the Core-Mark Holding Company, Inc. 2019 Long-Term Incentive Plan, dated as of September 1, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-8 (File No. 333-259238) filed with the Securities and Exchange Commission on September 1, 2021).

10.24†

Core-Mark Holding Company, Inc. 2010 Long-Term Incentive Plan (as amended, effective May 20, 2014) (incorporated by reference to Annex II of Core-Mark’s Proxy Statement on Schedule 14A (File No. 000-51515) filed with the Securities and Exchange Commission on April 8, 2014).

10.25†

Executive Employment Agreement, dated September 1, 2021, between Scott McPherson and Performance Food Group Company (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K (File No. 001-37578) filed with the Securities and Exchange Commission on August 19, 2022).

10.26†

Consulting Agreement, dated August 9, 2022, between the Company and James D. Hope (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2022).

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Deloitte & Touche LLP.

24.1*	Power of Attorney (included on signature pages to this Annual Report on Form 10-K).

31.1*	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104**	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on the 16th day of August 2023.

PERFORMANCE FOOD GROUP COMPANY (Registrant)

By:	/s/ George L. Holm
Name:	George L. Holm
Title:	Chief Executive Officer
(Principal Executive Officer and Authorized Signatory)

POWER OF ATTORNEY

Know all persons by these presents, that each person whose signature appears below hereby constitutes and appoints A. Brent King and Jeffery Fender, and each of them, as his or her true and lawful attorneys-in-fact and agents, with power to act with or without the others and with full power of substitution and resubstitution, to do any and all acts and things and to execute any and all instruments which said attorneys and agents and each of them may deem necessary or desirable to enable the registrant to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission thereunder in connection with the registrant’s Annual Report on Form 10-K for the fiscal year ended July 1, 2023 (the “Annual Report”), including specifically, but without limiting the generality of the foregoing, power and authority to sign the name of the registrant and the name of the undersigned, individually and in his or her capacity as a director or officer of the registrant, to the Annual Report as filed with the Securities and Exchange Commission, to any and all amendments thereto, and to any and all instruments or documents filed as part thereof or in connection therewith; and each of the undersigned hereby ratifies and confirms all that said attorneys and agents and each of them shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 16th day of August 2023.

Signatures	Title

/s/ George L. Holm	Chief Executive Officer; Director
George L. Holm	(Principal Executive Officer)

/s/ H. Patrick Hatcher	Executive Vice President & Chief Financial Officer
H. Patrick Hatcher	(Principal Financial Officer)

/s/ Christine Vlahcevic	Chief Accounting Officer
Christine Vlahcevic	(Principal Accounting Officer)

/s/ Barbara J. Beck	Director
Barbara J. Beck

/s/ William F. Dawson Jr.	Director
William F. Dawson Jr.

/s/ Manuel A. Fernandez.	Director
Manuel A. Fernandez

/s/ Laura J. Flanagan	Director
Laura J. Flanagan

/s/ Matthew C. Flanigan	Director
Matthew C. Flanigan

/s/ Kimberly S. Grant	Director
Kimberly S. Grant

/s/ Jeffrey M. Overly	Director
Jeffrey M. Overly

/s/ David V. Singer	Director
David V. Singer

/s/ Randall N. Spratt	Director
Randall N. Spratt

/s/ Warren M. Thompson	Director
Warren M. Thompson