Form 10-Q
period 2023-09-30
Performance Food Group Co
filed 2023-11-08
CIK 1618673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

155,600,943 shares of common stock were outstanding as of November 1, 2023.

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

There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. Such risks, uncertainties and other important factors that could cause actual results to differ include, among others, the risks, uncertainties and factors set forth under Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended July 1, 2023 (the “Form 10-K”), as such risk factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission (the “SEC”), including under Part II, Item 1A, Risk Factors of this Form 10-Q, and are accessible on the SEC’s website at www.sec.gov, and also include the following:

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
•
risks relating to our substantial outstanding indebtedness, including the impact of interest rate increases on our variable rate debt; and
•
our ability to raise additional capital on commercially reasonable terms or at all.

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

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except per share data)	As of September 30, 2023	As of July 1, 2023
ASSETS
Current assets:
Cash	$7.8	$12.7
Accounts receivable, less allowances of $64.8 and $56.3	2,395.2	2,399.3
Inventories, net	3,519.7	3,390.0
Income taxes receivable	5.6	41.7
Prepaid expenses and other current assets	243.8	227.8
Total current assets	6,172.1	6,071.5
Goodwill	2,365.2	2,301.0
Other intangible assets, net	1,088.8	1,028.4
Property, plant and equipment, net	2,366.7	2,264.0
Operating lease right-of-use assets	767.7	703.6
Other assets	142.7	130.5
Total assets	$12,903.2	$12,499.0
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable and outstanding checks in excess of deposits	2,519.7	2,453.5
Accrued expenses and other current liabilities	744.9	891.5
Finance lease obligations—current installments	109.3	102.6
Operating lease obligations—current installments	105.5	105.5
Total current liabilities	3,479.4	3,553.1
Long-term debt	3,710.5	3,460.1
Deferred income tax liability, net	461.5	446.2
Finance lease obligations, excluding current installments	488.0	447.3
Operating lease obligations, excluding current installments	696.3	628.9
Other long-term liabilities	239.2	217.9
Total liabilities	9,074.9	8,753.5
Commitments and contingencies (Note 10)
Shareholders’ equity:
Common Stock: $0.01 par value per share, 1.0 billion shares authorized, 154.7 million shares issued and outstanding as of September 30, 2023; 154.5 million shares issued and outstanding as of July 1, 2023	1.5	1.5
Additional paid-in capital	2,826.5	2,863.0
Accumulated other comprehensive income, net of tax expense of $4.5 and $4.9	12.6	14.0
Retained earnings	987.7	867.0
Total shareholders’ equity	3,828.3	3,745.5
Total liabilities and shareholders’ equity	$12,903.2	$12,499.0

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per share data)	Three Months Ended September 30, 2023	Three Months Ended October 1, 2022
Net sales	$14,938.6	$14,719.3
Cost of goods sold	13,275.7	13,144.2
Gross profit	1,662.9	1,575.1
Operating expenses	1,446.7	1,383.9
Operating profit	216.2	191.2
Other expense, net:
Interest expense	56.1	50.4
Other, net	(3.2)	10.9
Other expense, net	52.9	61.3
Income before taxes	163.3	129.9
Income tax expense	42.6	34.2
Net income	$120.7	$95.7
Weighted-average common shares outstanding:
Basic	154.8	153.8
Diluted	156.6	155.6
Earnings per common share:
Basic	$0.78	$0.62
Diluted	$0.77	$0.62

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

($ in millions)	Three Months Ended September 30, 2023	Three Months Ended October 1, 2022
Net income	$120.7	$95.7
Other comprehensive (loss) income, net of tax:
Interest rate swaps:
Change in fair value, net of tax	2.2	7.1
Reclassification adjustment, net of tax	(2.9)	(0.8)
Foreign currency translation adjustment, net of tax	(0.7)	(2.4)
Other comprehensive (loss) income	(1.4)	3.9
Total comprehensive income	$119.3	$99.6

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Shareholders’
(In millions)	Shares	Amount	Capital	Income	Earnings	Equity
Balance as of July 2, 2022	153.6	$1.5	$2,816.8	$11.4	$469.8	$3,299.5
Net income	—	—	—	—	95.7	95.7
Interest rate swaps	—	—	—	6.3	—	6.3
Foreign currency translation adjustment	—	—	—	(2.4)	—	(2.4)
Issuance of common stock under stock-based compensation plans	0.4	—	(9.0)	—	—	(9.0)
Stock-based compensation expense	—	—	10.6	—	—	10.6
Balance as of October 1, 2022	154.0	$1.5	$2,818.4	$15.3	$565.5	$3,400.7

Balance as of July 1, 2023	154.5	1.5	2,863.0	14.0	867.0	3,745.5
Net income	—	—	—	—	120.7	120.7
Interest rate swaps	—	—	—	(0.7)	—	(0.7)
Foreign currency translation adjustment	—	—	—	(0.7)	—	(0.7)
Issuance of common stock under stock-based compensation plans	0.7	—	(17.9)	—	—	(17.9)
Common stock repurchased	(0.5)	—	(28.1)	—	—	(28.1)
Stock-based compensation expense	—	—	9.5	—	—	9.5
Balance as of September 30, 2023	154.7	$1.5	$2,826.5	$12.6	$987.7	$3,828.3

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

($ in millions)	Three Months Ended September 30, 2023	Three Months Ended October 1, 2022
Cash flows from operating activities:
Net income	$120.7	$95.7
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	83.8	76.1
Amortization of intangible assets	45.5	43.1
Amortization of deferred financing costs	2.5	2.6
Provision for losses on accounts receivables	9.4	2.7
Change in LIFO reserve	19.2	26.8
Stock compensation expense	10.7	11.5
Deferred income tax benefit	(13.7)	(14.6)
Change in fair value of derivative assets and liabilities	(5.1)	17.2
Other non-cash activities	0.2	0.8
Changes in operating assets and liabilities, net
Accounts receivable	3.4	6.7
Inventories	(130.6)	66.8
Income taxes receivable	36.1	22.5
Prepaid expenses and other assets	(19.5)	18.5
Trade accounts payable and outstanding checks in excess of deposits	56.2	69.1
Accrued expenses and other liabilities	(131.7)	(129.6)
Net cash provided by operating activities	87.1	315.9
Cash flows from investing activities:
Purchases of property, plant and equipment	(53.2)	(40.1)
Net cash paid for acquisitions	(214.6)	—
Proceeds from sale of property, plant and equipment and other	0.9	0.4
Net cash used in investing activities	(266.9)	(39.7)
Cash flows from financing activities:
Net borrowings (payments) under ABL Facility	249.0	(246.2)
Payments under finance lease obligations	(28.0)	(22.0)
Proceeds from exercise of stock options	0.9	0.1
Cash paid for shares withheld to cover taxes	(18.8)	(9.1)
Repurchases of common stock	(28.1)	—
Net cash provided by (used in) financing activities	175.0	(277.2)
Net decrease in cash and restricted cash	(4.8)	(1.0)
Cash and restricted cash, beginning of period	20.0	18.7
Cash and restricted cash, end of period	$15.2	$17.7

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

(In millions)	As of September 30, 2023	As of July 1, 2023
Cash	$7.8	$12.7
Restricted cash(1)	7.4	7.3
Total cash and restricted cash	$15.2	$20.0

(1)
Restricted cash is reported within Other assets and represents the amounts required by insurers to collateralize a part of the deductibles for the Company’s workers’ compensation and liability claims.

Supplemental disclosures of cash flow information are as follows:

(In millions)	Three Months Ended September 30, 2023	Three Months Ended October 1, 2022
Cash paid during the year for:
Interest	$51.1	$41.6
Income tax payments net of refunds	16.6	21.7

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

Share Repurchase Program

On November 16, 2022, the Board of Directors of the Company authorized a share repurchase program for up to $300 million of the Company’s outstanding common stock. This authorization replaced the previously authorized $250 million share repurchase program. The share repurchase program has an expiration date of November 16, 2026 and may be amended, suspended, or discontinued at any time at the Company’s discretion, subject to compliance with applicable laws. During the three months ended September 30, 2023, the Company repurchased and subsequently retired 0.5 million shares of common stock, for a total of $28.1 million or an average cost of $60.37 per share. As of September 30, 2023, approximately $260.7 million remained available for additional share repurchases. During fiscal October 2023, the Company repurchased 0.5 million shares of common stock for a total of $27.9 million or an average cost of $55.69 per share.

2.
Summary of Significant Accounting Policies and Estimates

Basis of Presentation

The consolidated financial statements have been prepared by the Company, without audit, with the exception of the July 1, 2023 consolidated balance sheet, which was derived from the audited consolidated financial statements included in the Form 10-K. The financial statements include consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive income, consolidated statements of shareholders’ equity, and consolidated statements of cash flows. Certain prior period amounts have been reclassified to conform to current period presentation. In the opinion of management, all adjustments, which consist of normal recurring adjustments, except as otherwise disclosed, necessary to present fairly the financial position, results of operations, comprehensive income, shareholders’ equity, and cash flows for all periods presented have been made.

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

3.
Recently Issued Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In September 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updated (“ASU”) 2022-04, Liabilities— Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. The update enhances the transparency of supplier finance programs by requiring the disclosure of the effect of those programs on an entity’s working capital, liquidity, and cash flows. The guidance requires disclosure of the key terms of supplier finance programs as well as the obligation amount outstanding as of the end of the period, a description of where the obligation is presented in the balance sheet and a rollforward of the obligations balance during the period, including the amount of obligations confirmed and the amount of obligations paid. The amendments in this update are to be applied retrospectively to each period in which a balance sheet is presented, except for the amendment on rollforward information, which is applied prospectively. The Company determined that adoption of this update at the beginning of fiscal 2024 has not had a material impact on the Company's consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The update improves the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to recognition of an acquired contract liability and payment terms and their effect on subsequent revenue recognized by the acquirer. The guidance requires that an acquiring entity in a business combination recognize and measure contract assets and contract liabilities acquired in accordance with Topic 606 as if it had originated the contract. The amendments in this update were adopted at the beginning of fiscal 2024 and will be applied prospectively to applicable business combinations. Historically, the contract assets and liabilities included in the Company’s business combinations have been limited to prepaid customer incentives that are immaterial in comparison to total assets acquired. The Company determined that adoption of this update has not had a material impact on the Company's consolidated financial statements.

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

The Company has customer contracts in which incentives are paid upfront to certain customers. These payments have become industry practice and are not related to financing the customer’s business, nor are they associated with any distinct good or service to be received from the customer. These incentive payments are capitalized and amortized over the life of the contract or the expected life of the customer relationship on a straight-line basis. The Company’s contract asset for these incentives totaled $31.1 million and $32.5 million as of September 30, 2023 and July 1, 2023, respectively.

5.
Business Combinations

During the first quarter of fiscal 2024, the Company paid cash of $214.6 million for an acquisition. The acquisition is reported in the Corporate and All Other segment. This acquisition did not materially affect the Company's results of operations.

Assets acquired and liabilities assumed are recognized at their respective fair values as of the acquisition date. The following table summarizes the preliminary purchase price allocation for each major class of assets acquired and liabilities assumed for the first quarter of fiscal 2024 acquisition:

(In millions)	Fiscal 2024
Net working capital	$14.7
Goodwill	64.2
Intangible assets with definite lives:
Customer relationships	92.5
Trade names and trademarks	14.0
Technology	0.5
Property, plant and equipment	60.2
Other assets	1.4
Deferred tax liabilities	(29.8)
Finance lease obligations	(3.1)
Total purchase price	$214.6

Intangible assets consist primarily of customer relationships, trade names, and technology with useful lives of 10.0 years, 5.0 years, and 5.0 years, respectively, and a total weighted-average useful life of 9.3 years. The excess of the estimated fair value of the assets acquired and the liabilities assumed over consideration paid was recorded as $64.2 million of goodwill.

Subsequent to September 30, 2023, the Company paid $96.7 million for an acquisition. The Company is in the process of determining the fair values of the assets acquired and liabilities assumed.

6.
Debt

The Company is a holding company and conducts its operations through its subsidiaries, which have incurred or guaranteed indebtedness as described below.

Debt consisted of the following:

(In millions)	As of September 30, 2023	As of July 1, 2023
Credit Agreement	$1,403.0	$1,154.0
6.875% Notes due 2025, effective interest rate 7.211%	275.0	275.0
5.500% Notes due 2027, effective interest rate 5.930%	1,060.0	1,060.0
4.250% Notes due 2029, effective interest rate 4.439%	1,000.0	1,000.0
Less: Original issue discount and deferred financing costs	(27.5)	(28.9)
Long-term debt	3,710.5	3,460.1
Less: current installments	-	-
Total debt, excluding current installments	$3,710.5	$3,460.1

Credit Agreement

PFGC, Inc. (“PFGC”), a wholly-owned subsidiary of the Company, and Performance Food Group, Inc., a wholly-owned subsidiary of PFGC, are parties to the Fifth Amended and Restated Credit Agreement dated September 17, 2021, as amended by the First Amendment to the Fifth Amended and Restated Credit Agreement, dated April 17, 2023 (as amended, the “ABL Facility”), with Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent, and the other lenders party thereto. The ABL Facility has an aggregate principal amount available of $4.0 billion and matures September 17, 2026.

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

Borrowings under the ABL Facility bear interest, at Performance Food Group, Inc.’s option, at (a) the Base Rate (defined as the greatest of (i) a floor rate of 0.00%, (ii) the federal funds rate in effect on such date plus 0.5%, (iii) the prime rate on such day, or (iv) one month Term SOFR plus 1.0%) plus a spread or (b) Adjusted Term SOFR plus a spread. The ABL Facility also provides for an unused commitment fee at a rate of 0.250% per annum.

The following table summarizes outstanding borrowings, availability, and the average interest rate under the Company's credit agreements:

(Dollars in millions)	As of September 30, 2023	As of July 1, 2023
Aggregate borrowings	$1,403.0	$1,154.0
Letters of credit	171.6	172.2
Excess availability, net of lenders’ reserves of $91.0 and $99.7	2,425.4	2,673.8
Average interest rate, excluding impact of interest rate swaps	6.94%	6.35%

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

Certain of the leases for tractors, trailers, and other vehicles and equipment provide for residual value guarantees to the lessors. Circumstances that would require the subsidiary to perform under the guarantees include either (1) default on the leases with the leased assets being sold for less than the specified residual values in the lease agreements, or (2) decisions not to purchase the assets at the end of the lease terms combined with the sale of the assets, with sales proceeds less than the residual value of the leased assets specified in the lease agreements. Residual value guarantees under these operating lease agreements typically range between 6% and 20% of the value of the leased assets at inception of the lease. These leases have original terms ranging from 5 to 10 years and are set to expire at various dates ranging from 2023 to 2032. As of September 30, 2023, the undiscounted maximum amount of potential future payments for lease residual value guarantees totaled approximately $13.3 million, which would be mitigated by the fair value of the leased assets at lease expiration.

The following table presents the location of the right-of-use assets and lease liabilities in the Company's consolidated balance sheet as of September 30, 2023 and July 1, 2023 (in millions), as well as the weighted-average lease term and discount rate for the Company's leases:

Leases	Consolidated Balance Sheet Location	As of September 30, 2023	As of July 1, 2023
Assets:
Operating	Operating lease right-of-use assets	$767.7	$703.6
Finance	Property, plant and equipment, net	614.9	566.2
Total lease assets		$1,382.6	$1,269.8
Liabilities:
Current
Operating	Operating lease obligations—current installments	$105.5	$105.5
Finance	Finance lease obligations—current installments	109.3	102.6
Non-current
Operating	Operating lease obligations, excluding current installments	696.3	628.9
Finance	Finance lease obligations, excluding current installments	488.0	447.3
Total lease liabilities		$1,399.1	$1,284.3

Weighted average remaining lease term
Operating leases		9.9 years	8.7 years
Finance leases		5.8 years	5.7 years
Weighted average discount rate
Operating leases		4.9%	4.7%
Finance leases		4.4%	4.2%

The following table presents the location of lease costs in the Company’s consolidated statement of operations for the periods reported (in millions):

		Three Months Ended
Lease Cost	Statement of Operations Location	September 30, 2023	October 1, 2022
Finance lease cost:
Amortization of finance lease assets	Operating expenses	$26.0	$20.4
Interest on lease liabilities	Interest expense	6.9	4.2
Total finance lease cost		$32.9	$24.6
Operating lease cost	Operating expenses	38.5	36.7
Short-term lease cost	Operating expenses	16.3	18.0
Total lease cost		$87.7	$79.3

The following table presents the supplemental cash flow information related to leases for the periods reported (in millions):

	Three Months Ended
(In millions)	September 30, 2023	October 1, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$34.7	$34.6
Operating cash flows from finance leases	6.9	4.2
Financing cash flows from finance leases	28.0	22.0
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	93.9	23.4
Finance leases	72.3	29.1

The following table presents the future minimum lease payments under non-cancelable leases as of September 30, 2023 (in millions):

Fiscal Year	Operating Leases	Finance Leases
2024	$107.2	$101.4
2025	132.1	129.1
2026	112.8	124.2
2027	103.9	108.2
2028	93.8	83.3
Thereafter	507.0	138.3
Total future minimum lease payments	$1,056.8	$684.5
Less: Interest	255.0	87.2
Present value of future minimum lease payments	$801.8	$597.3

As of September 30, 2023, the Company had additional operating and finance leases that had not yet commenced and total $1,037.1 million in future minimum lease payments. These leases relate primarily to build-to-suit warehouse leases which will replace existing distribution centers and will commence upon building completion with terms of 15 to 25 years. In addition, these leases include vehicle leases expected to commence in fiscal 2024 with lease terms of 2 to 10 years.

8.
Fair Value of Financial Instruments

The carrying values of cash, accounts receivable, outstanding checks in excess of deposits, trade accounts payable, and accrued expenses approximate their fair values because of the relatively short maturities of those instruments. The derivative assets and liabilities are recorded at fair value on the balance sheet. The fair value of long-term debt, which has a carrying value of $3,710.5 million and $3,460.1 million, is $3,536.4 million and $3,338.2 million at September 30, 2023 and July 1, 2023, respectively, and is determined by reviewing current market pricing related to comparable debt issued at the time of the balance sheet date, and is considered a Level 2 measurement.

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

The Company’s effective tax rate was 26.1% for the three months ended September 30, 2023 and 26.3% for the three months ended October 1, 2022. The effective tax rate varies from the 21% statutory rate primarily due to state taxes, federal credits, and other permanent items. The excess tax benefit of exercised and vested stock awards is treated as a discrete item. The effective tax rate for the three months ended September 30, 2023, differed from the prior year period primarily due to an increase in deductible discrete items related to stock-based compensation partially offset by an increase in non-deductible expenses and foreign taxes.

As of September 30, 2023 and July 1, 2023, the Company had net deferred tax assets of $192.1 million and $178.5 million, respectively, and deferred tax liabilities of $653.6 million and $624.7 million, respectively. As of September 30, 2023 and July 1, 2023, the Company had established a valuation allowance of $2.2 million and $2.1 million, respectively, net of federal benefit, against deferred tax assets related to certain net operating losses and certain other losses which are not likely to be realized due to limitations on utilization. The change in the deferred tax balances and the valuation allowance relates primarily to deferred taxes established in purchase accounting. The Company believes that it is more likely than not that the remaining deferred tax assets will be realized.

10.
Commitments and Contingencies

Purchase Obligations

The Company had outstanding contracts and purchase orders of $271.8 million related to capital projects and services including purchases of compressed natural gas for its trucking fleet at September 30, 2023. Amounts due under these contracts were not included on the Company’s consolidated balance sheet as of September 30, 2023.

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

JUUL Labs, Inc. Marketing Sales Practices, and Products Liability Litigation. In October 2019, a Multidistrict Litigation action (“MDL”) was initiated in order to centralize litigation against JUUL Labs, Inc. (“JUUL”) and other parties in connection with JUUL’s e-cigarettes and related devices and components in the United States District Court for the Northern District of California. On March 11, 2020, counsel for plaintiffs and the Plaintiffs’ Steering Committee filed a Master Complaint in the MDL ("Master Complaint") naming, among several other entities and individuals including JUUL, Altria Group, Inc., Philip Morris USA, Inc., Altria Client Services LLC, Altria Group Distribution Company, Altria Enterprises LLC, certain members of management and/or individual investors in JUUL, various e-liquid manufacturers, and various retailers, including the Company’s subsidiaries Eby-Brown Company LLC (“Eby-Brown”) and Core-Mark Holding Company, Inc. (“Core-Mark”), as defendants. The Master Complaint also named additional distributors of JUUL products (collectively with Eby-Brown and Core-Mark, the “Distributor Defendants”). The Master Complaint contains various state law claims and alleges that the Distributor Defendants: (i) failed to disclose JUUL’s nicotine contents or the risks associated; (ii) pushed a product designed for a youth market; (iii) engaged with JUUL in planning and marketing its product in a manner designed to maximize the flow of JUUL products; (iv) met with JUUL management in San Francisco, California to further these business dealings; and (v) received incentives and business development funds for marketing and efficient sales. Individual plaintiffs may also file separate and abbreviated Short Form Complaints (“SFC”) that incorporate the allegations in the Master Complaint. JUUL and Eby-Brown are parties to a Domestic Wholesale Distribution Agreement dated March 10, 2020 (the "Distribution Agreement"), and JUUL has agreed to defend and indemnify Eby-Brown under the terms of that agreement and is paying Eby-Brown’s outside counsel fees directly. In addition, Core-Mark and JUUL have entered into a Defense and Indemnity Agreement dated March 8, 2021 (the "Defense Agreement") pursuant to which JUUL has agreed to defend and indemnify Core-Mark, and JUUL is paying Core-Mark’s outside counsel fees directly.

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

On December 6, 2022, JUUL announced that it had reached settlements with the plaintiffs in the MDL and related cases that had been consolidated in the U.S. District Court for Northern District of California (the “MDL Settlement”). On January 18, 2023, the parties who were set to participate in the first round of bellwether trials in the MDL submitted a joint status filing with the court in which they notified the court of, among other things, the settlement JUUL reached with the plaintiffs (the “Joint Status Filing”). Per the settlement agreement, the MDL Settlement encompasses the various personal injury, consumer class action, government entity, and Native American tribe claims made against JUUL and includes, among others, all of the Distributor Defendants (including Core-Mark and Eby-Brown) as released parties. The release applicable to the Distributor Defendants, as well as certain other defendants, took effect when JUUL made the first settlement payment on October 27, 2023. The MDL Settlement Master has informed the parties that there are ten plaintiffs who named both Core-Mark and Eby-Brown as Defendants who have opted out of the MDL Settlement. Those opt-out plaintiff cases are now in the early stages of discovery and no trial dates have been set. All scheduling order dates (e.g., discovery and motion deadlines and the bellwether trial dates) in the MDL remain stayed with respect to Eby-Brown and Core-Mark, including as to the opt-out plaintiff matters. If any of the opt-out plaintiffs continue to litigate their claims apart from the MDL Settlement, the duty of JUUL to defend and indemnify Eby-Brown and Core-Mark remains, and the Company will vigorously defend itself.

On September 10, 2021, Michael Lumpkins filed a parallel lawsuit in Illinois state court against several entities, including JUUL, e-liquid manufacturers, various retailers, and various distributors, including Eby-Brown and Core-Mark, alleging similar claims to the claims at issue in the MDL (the “Illinois Litigation”). Because there is no federal jurisdiction for this case, it will proceed in Illinois state court. Plaintiff alleges as damages that his use of JUUL products caused a brain injury that was later exacerbated by medical negligence. The court has not yet entered a case management schedule. Eby-Brown and Core-Mark have filed a substantive motion to dismiss. Plaintiff is engaged in discovery related to certain defenses raised by the defendants in their initial motions to dismiss. The defense and indemnity of Eby-Brown and Core-Mark for the Illinois Litigation is covered by the Distribution Agreement and the Defense Agreement, respectively. If the Illinois Litigation is not resolved pursuant to the MDL Settlement or otherwise, the Company will continue to vigorously defend itself.

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

11.
Related-Party Transactions

The Company participates in, and has an equity method investment in, a purchasing alliance that was formed to obtain better pricing, to expand product options, to reduce internal costs, and to achieve greater inventory turnover. The Company’s investment in the purchasing alliance was $12.3 million as of September 30, 2023 and $9.9 million as of July 1, 2023. For the three-month periods ended September 30, 2023 and October 1, 2022, the Company recorded purchases of $549.5 million and $498.5 million, respectively, through the purchasing alliance.

12.
Earnings Per Common Share

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is calculated using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. The Company’s potential common shares include outstanding stock-based compensation awards and expected issuable shares under the employee stock purchase plan. In computing diluted earnings per common share, the average closing stock price for the period is used in determining the number of shares assumed to be purchased with the assumed proceeds under the treasury stock method. Potential common shares of 0.1 million and 0.2 million for the three months ended September 30, 2023 and October 1, 2022, respectively, were not included in computing diluted earnings per common share because the effect would have been antidilutive.

A reconciliation of the numerators and denominators for the basic and diluted earnings per common share computations is as follows:

(In millions, except per share amounts)	Three Months Ended September 30, 2023	Three Months Ended October 1, 2022
Numerator:
Net income	$120.7	$95.7
Denominator:
Weighted-average common shares outstanding	154.8	153.8
Dilutive effect of potential common shares	1.8	1.8
Weighted-average dilutive common shares outstanding	156.6	155.6
Basic earnings per common share	$0.78	$0.62
Diluted earnings per common share	$0.77	$0.62

13. Segment Information

Based on the Company’s organizational structure and how the Company’s management reviews operating results and makes decisions about resource allocation, the Company has three reportable segments: Foodservice, Vistar, and Convenience.

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

Intersegment sales represent sales between the segments, which are eliminated in consolidation.

(In millions)	Foodservice	Vistar	Convenience	Corporate & All Other	Eliminations	Consolidated
For the three months ended September 30, 2023
Net external sales	$7,271.7	$1,249.6	$6,337.0	$80.3	$—	$14,938.6
Inter-segment sales	5.3	0.8	—	160.1	(166.2)	—
Total sales	7,277.0	1,250.4	6,337.0	240.4	(166.2)	14,938.6
Depreciation and amortization	70.6	10.4	37.7	10.6	—	129.3
Capital expenditures	31.0	3.4	4.0	14.8	—	53.2
For the three months ended October 1, 2022
Net external sales	$7,324.0	$1,089.3	$6,286.9	$19.1	$—	$14,719.3
Inter-segment sales	6.0	0.8	—	133.2	(140.0)	—
Total sales	7,330.0	1,090.1	6,286.9	152.3	(140.0)	14,719.3
Depreciation and amortization	66.0	10.7	36.8	5.7	—	119.2
Capital expenditures	28.3	2.9	7.6	1.3	—	40.1

Adjusted EBITDA for each reportable segment and Corporate & All Other is presented below along with a reconciliation to consolidated income before taxes.

	Three Months Ended
	September 30, 2023	October 1, 2022
Foodservice Adjusted EBITDA	$246.0	$236.1
Vistar Adjusted EBITDA	88.6	74.4
Convenience Adjusted EBITDA	94.7	105.6
Corporate & All Other Adjusted EBITDA	(45.5)	(61.4)
Depreciation and amortization	(129.3)	(119.2)
Interest expense	(56.1)	(50.4)
Change in LIFO reserve	(19.2)	(26.8)
Stock-based compensation expense	(10.7)	(11.5)
Gain (loss) on fuel derivatives	3.5	(9.8)
Acquisition, integration & reorganization expenses	(9.8)	(3.0)
Other adjustments (1)	1.1	(4.1)
Income before taxes	$163.3	$129.9

(1) Other adjustments include asset impairments, gains and losses on disposal of fixed assets, amounts related to favorable and unfavorable leases, foreign currency transaction gains and losses, and franchise tax expense.

Total assets by reportable segment, excluding intercompany receivables between segments, are as follows:

(In millions)	As of September 30, 2023	As of July 1, 2023
Foodservice	$6,633.1	$6,511.6
Vistar	1,331.5	1,292.7
Convenience	4,225.3	4,226.2
Corporate & All Other	713.3	468.5
Total assets	$12,903.2	$12,499.0

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

Based on the Company’s organizational structure and how the Company’s management reviews operating results and makes decisions about resource allocation, the Company has three reportable segments: Foodservice, Vistar, and Convenience. Our Foodservice segment distributes a broad line of national brands, customer brands, and our proprietary-branded food and food-related products, or “Performance Brands.” Foodservice sells to independent and multi-unit “Chain” restaurants and other institutions such as schools, healthcare facilities, business and industry locations, and retail establishments. Our Chain customers are multi-unit restaurants with five or more locations and include some of the most recognizable family and casual dining restaurant chains. Our Vistar segment specializes in distributing candy, snacks, beverages, and other items nationally to vending, office coffee service, theater, retail, hospitality, and other channels. Our Convenience segment distributes candy, snacks, beverages, cigarettes, other tobacco products, food and foodservice related products and other items to convenience stores across North America. We believe that there are substantial synergies across our segments. Cross-segment synergies include procurement, operational best practices such as the use of new productivity technologies, and supply chain and network optimization, as well as shared corporate functions such as accounting, treasury, tax, legal, information systems, and human resources.

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

We believe that our long-term performance is principally affected by the following key factors:

•
Changing demographic and macroeconomic trends. Excluding the peak years of the COVID-19 pandemic, the share of consumer spending captured by the food-away-from-home industry has increased steadily for several decades. The share increases in periods of increasing employment, rising disposable income, increases in the number of restaurants, and favorable demographic trends, such as smaller household sizes, an increasing number of dual income households, and an aging population base that spends more per capita at foodservice establishments and is adversely impacted when these factors move in the opposite direction. The foodservice distribution industry is also sensitive to national and regional economic conditions, such as changes in consumer spending, changes in consumer confidence, and changes in the prices of certain goods.

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

Net Sales

Net sales is equal to gross sales, plus excise taxes, minus sales returns; sales incentives that we offer to our customers, such as rebates and discounts that are offsets to gross sales; and certain other adjustments. Our net sales are driven by changes in case volumes and product inflation that is reflected in the pricing of our products and mix of products sold.

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

Adjusted EBITDA has important limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. For example, Adjusted EBITDA:

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

Results of Operations and Adjusted EBITDA

The following table sets forth a summary of our results of operations and Adjusted EBITDA for the periods indicated (in millions, except per share data):

	Three Months Ended
	September 30, 2023	October 1, 2022	Change	%
Net sales	$14,938.6	$14,719.3	$219.3	1.5
Cost of goods sold	13,275.7	13,144.2	131.5	1.0
Gross profit	1,662.9	1,575.1	87.8	5.6
Operating expenses	1,446.7	1,383.9	62.8	4.5
Operating profit	216.2	191.2	25.0	13.1
Other expense, net
Interest expense	56.1	50.4	5.7	11.3
Other, net	(3.2)	10.9	(14.1)	129.4
Other expense, net	52.9	61.3	(8.4)	(13.7)
Income before income taxes	163.3	129.9	33.4	25.7
Income tax expense	42.6	34.2	8.4	24.6
Net income (GAAP)	$120.7	$95.7	$25.0	26.1
Adjusted EBITDA (Non-GAAP)	$383.8	$354.7	$29.1	8.2
Weighted-average common shares outstanding:
Basic	154.8	153.8	1.0	0.7
Diluted	156.6	155.6	1.0	0.6
Earnings per common share:
Basic	$0.78	$0.62	$0.16	25.8
Diluted	$0.77	$0.62	$0.15	24.2

We believe that the most directly comparable GAAP measure to Adjusted EBITDA is net income. The following table reconciles Adjusted EBITDA to net income for the periods presented:

	Three Months Ended
	September 30, 2023	October 1, 2022
	(In millions)
Net income (GAAP)	$120.7	$95.7
Interest expense	56.1	50.4
Income tax expense	42.6	34.2
Depreciation	83.8	76.1
Amortization of intangible assets	45.5	43.1
Change in LIFO reserve (1)	19.2	26.8
Stock-based compensation expense	10.7	11.5
(Gain) loss on fuel derivatives	(3.5)	9.8
Acquisition, integration & reorganization expenses (2)	9.8	3.0
Other adjustments (3)	(1.1)	4.1
Adjusted EBITDA (Non-GAAP)	$383.8	$354.7
(1)
Includes increases in the LIFO reserve of $1.7 million for Foodservice and $17.5 million for Convenience for the first quarter of fiscal 2024 compared to a decrease of $4.0 million for Foodservice and an increase of $30.8 million for Convenience for the first quarter of fiscal 2023.
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

Consolidated Results of Operations

Three months ended September 30, 2023 compared to the three months ended October 1, 2022

Net Sales

Net sales growth is a function of acquisitions, case growth, pricing (which is primarily based on product inflation/deflation), and a changing mix of customers, channels, and product categories sold. Net sales increased $219.3 million, or 1.5%, for the first three months of fiscal 2024 compared to the first three months of fiscal 2023.

The increase in net sales was primarily attributable to an increase in cases sold, partially offset by a decrease in selling price per case as a result of 2.3% deflation in our Foodservice segment. Total organic case volume increased 2.6% in the first three months of fiscal 2024 compared to the same period of fiscal 2023. Total organic case volume benefited from a 7.6% increase in organic independent cases, growth in Performance Brands cases, and broad-based growth across Vistar's channels, partially offset by declines in our Foodservice Chain business.

Gross Profit

Gross profit increased $87.8 million, or 5.6%, for the first three months of fiscal 2024 compared to the first three months of fiscal 2023. The increase in gross profit was primarily driven by cost of goods sold optimization through procurement efficiencies, as well as growth in cases sold, including growth in the independent channel. Independent customers typically receive more services from us, cost more to serve, and pay a higher gross profit per case than other customers.

Operating Expenses

Operating expenses increased $62.8 million, or 4.5%, for the first three months of fiscal 2024 compared to the first three months of fiscal 2023. The increase in operating expenses for the first three months of fiscal 2024 was primarily driven by a $32.3 million increase in personnel expenses primarily related to wages, commissions, and benefits, a $14.9 million increase in repairs and maintenance expense primarily related to transportation equipment, a $10.0 million increase in professional fees and other outside services, and an $8.0 million increase in insurance expense primarily related to workers’ compensation, partially offset by a $17.1 million decrease in fuel expense primarily due to lower fuel prices in the first three months of fiscal 2024 as compared to the prior year period.

Depreciation and amortization of intangible assets increased from $119.2 million for the first three months of fiscal 2023 to $129.3 million in the first three months of fiscal 2024. Depreciation of fixed assets and amortization of intangible assets increased as a result of an increase in transportation equipment under finance leases and recent acquisitions.

Net Income

Net income increased $25.0 million, or 26.1% for the first three months of fiscal 2024 compared to the first three months of fiscal 2023. The increase in net income was primarily attributable to the increase in operating profit and an increase in other income, partially offset by an increase in income tax expense and interest expense. The increase in other income primarily relates to realized and unrealized gains on fuel hedging instruments. The increase in interest expense was primarily the result of an increase in the average interest rate during the first three months fiscal 2024 compared to the prior year period.

The Company reported income tax expense of $42.6 million for the first three months of fiscal 2024 compared to income tax expense of $34.2 million for the first three months of fiscal 2023. Our effective tax rate for the first three months of fiscal 2024 was 26.1% compared to 26.3% for the first three months of fiscal 2023. The effective tax rate for the period ended September 30, 2023 differed from the prior year period primarily due to an increase in deductible discrete items related to stock-based compensation, partially offset by an increase in non-deductible expenses and foreign taxes.

Segment Results

The Company has three reportable segments: Foodservice, Vistar, and Convenience. Management evaluates the performance of these segments based on various operating and financial metrics, including their respective sales growth and Adjusted EBITDA. Adjusted EBITDA is defined as net income before interest expense, interest income, income taxes, depreciation, amortization and excludes certain items that the Company does not consider part of its segments' core operating results, including but not limited to stock-based compensation expense, changes in the LIFO reserve, acquisition, integration and reorganization expenses, and gains and losses related to fuel derivatives. See Note 13. Segment Information within Part I, Item 1. Financial Statements of the consolidated financial statements in this Form 10-Q.

Corporate & All Other is comprised of unallocated corporate overhead and certain operations that are not considered separate reportable segments based on their size. This includes the operations of our internal logistics unit responsible for managing and allocating inbound logistics revenue and expense.

The following tables set forth net sales and Adjusted EBITDA by segment for the periods indicated (dollars in millions):

Net Sales

	Three Months Ended
	September 30, 2023	October 1, 2022	Change	%
Foodservice	$7,277.0	$7,330.0	$(53.0)	(0.7)
Vistar	1,250.4	1,090.1	160.3	14.7
Convenience	6,337.0	6,286.9	50.1	0.8
Corporate & All Other	240.4	152.3	88.1	57.8
Intersegment Eliminations	(166.2)	(140.0)	(26.2)	(18.7)
Total net sales	$14,938.6	$14,719.3	$219.3	1.5

Adjusted EBITDA

	Three Months Ended
	September 30, 2023	October 1, 2022	Change	%
Foodservice	$246.0	$236.1	$9.9	4.2
Vistar	88.6	74.4	14.2	19.1
Convenience	94.7	105.6	(10.9)	(10.3)
Corporate & All Other	(45.5)	(61.4)	15.9	25.9
Total Adjusted EBITDA	$383.8	$354.7	$29.1	8.2

Segment Results—Foodservice

Three months ended September 30, 2023, compared to the three months ended October 1, 2022

Net Sales

Net sales for Foodservice decreased $53.0 million, or 0.7%, from the first three months of fiscal 2023 to the first three months of fiscal 2024. This decrease in net sales was driven by a decrease in selling price per case as a result of 2.3% deflation, partially offset by an increase in cases sold. Securing new and expanding business with independent customers resulted in organic independent case growth of approximately 7.6% in the first three months of fiscal 2024, compared to the prior year period. For the quarter, independent sales as a percentage of total Foodservice segment sales were 40.9%. The increase in independent case growth was partially offset by declines in Chain business compared to the prior year period. However, Foodservice’s Chain business case performance showed sequential improvement from the fourth quarter of fiscal 2023.

Adjusted EBITDA

Adjusted EBITDA for Foodservice increased $9.9 million, or 4.2%, from the first three months of fiscal 2023 to the first three months of fiscal 2024. This increase was the result of an increase in gross profit, partially offset by an increase in operating expenses. Gross profit contributing to Foodservice’s Adjusted EBITDA increased $58.2 million, or 6.0%, in the first three months of fiscal 2024, compared to the prior year period. The increase in gross profit was driven by a favorable shift in the mix of cases sold to independent customers, including more Performance Brands products sold to our independent customers. Cases sold to independent businesses result in higher gross margins within this segment.

Operating expenses impacting Foodservice's Adjusted EBITDA increased $48.4 million, or 6.6%, from the first three months of fiscal 2023 to the first three months of fiscal 2024. Operating expenses increased as a result of a $33.9 million increase in personnel expenses primarily related to wages, commissions, and benefits due to an increase in full-time employees, an increase of $5.2 million in repairs and maintenance expense primarily related to transportation equipment as the Company is waiting on replacement fleet, and a $2.8 million increase in insurance expense primarily related to vehicle liability and workers' compensation compared to the prior year period.

Depreciation and amortization of intangible assets recorded in this segment increased from $66.0 million in the first three months of fiscal 2023 to $70.6 million in the first three months of fiscal 2024 as a result of an increase in transportation equipment under finance leases.

Segment Results—Vistar

Three months ended September 30, 2023, compared to the three months ended October 1, 2022

Net Sales

Net sales for Vistar increased $160.3 million, or 14.7%, from the first three months of fiscal 2023 to the first three months of fiscal 2024. The increase in net sales was driven primarily by an increase in selling price per case as a result of inflation, as well as case volume growth in the theater, value stores, vending, office supply, and travel channels in the first three months of fiscal 2024 compared to the prior year period.

Adjusted EBITDA

Adjusted EBITDA for Vistar increased $14.2 million, or 19.1%, from the first three months of fiscal 2023 to the first three months of fiscal 2024. The increase was the result of an increase in gross profit, partially offset by an increase in operating expenses. Gross profit increased $20.0 million, or 10.6%, for the first three months of fiscal 2024 compared to the prior year period driven by growth in cases sold and pricing improvement from procurement efficiencies.

Operating expenses impacting Vistar's Adjusted EBITDA increased $5.8 million, or 5.1%, for the first three months of fiscal 2024 compared to the prior year period. Operating expenses increased primarily as a result of the increased case volume described above, and the resulting impact on variable operational and selling expenses, including a $3.6 million increase in personnel expenses and a $1.4 million increase in building rent expense as a result of lease renewals and expansion, compared to the prior year period.

Depreciation and amortization of intangible assets recorded in this segment decreased from $10.7 million in the first three months of fiscal 2023 to $10.4 million in the first three months of fiscal 2024.

Segment Results—Convenience

Three months ended September 30, 2023, compared to the three months ended October 1, 2022

Net Sales

Net sales for Convenience increased $50.1 million, or 0.8%, from the first three months of fiscal 2023 to the first three months of fiscal 2024 driven primarily by an increase in selling price per case as a result of cigarette manufacturers’ price increases and continued inflation for food and foodservice related products, partially offset by a decline in cigarette carton sales and food and foodservice related cases sold.

Adjusted EBITDA

Adjusted EBITDA for Convenience decreased $10.9 million, or 10.3%, from the first three months of fiscal 2023 to the first three months of fiscal 2024. This decrease was a result of a decrease in gross profit, partially offset by a decrease in operating expenses. Gross profit contributing to Convenience's Adjusted EBITDA decreased $22.4 million, or 5.2%, for the first three months of fiscal 2024 compared to the prior year period primarily due to expected decreases in inventory holding gains, partially offset by pricing improvement from procurement efficiencies.

Operating expenses impacting Convenience's Adjusted EBITDA decreased $11.6 million, or 3.5%, for the first three months of fiscal 2024 compared to the prior year period. Operating expenses decreased primarily as a result of a $6.7 million decrease in personnel expenses from reduced contract labor and overtime for the first three months of fiscal 2024 as compared to the prior year period.

Depreciation and amortization of intangible assets recorded in this segment increased from $36.8 million in the first three months of fiscal 2023 to $37.7 million in the first three months of fiscal 2024.

Segment Results—Corporate & All Other

Three months ended September 30, 2023, compared to the three months ended October 1, 2022

Net Sales

Net sales for Corporate & All Other increased $88.1 million from the first three months of fiscal 2023 to the first three months of fiscal 2024. The increase was primarily attributable to recent acquisitions and an increase in services provided to our other segments.

Adjusted EBITDA

Adjusted EBITDA for Corporate & All Other was a negative $45.5 million for the first three months of fiscal 2024 compared to a negative $61.4 million for the first three months of fiscal 2023. Corporate & All Other’s Adjusted EBITDA benefited from $10.5 million in Adjusted EBITDA from the operations of acquisitions made in the second quarter of fiscal 2023 and in the first quarter of fiscal 2024.

Depreciation and amortization of intangible assets recorded in this segment increased from $5.7 million in the first three months of fiscal 2023 to $10.6 million in the first three months of fiscal 2024.

Liquidity and Capital Resources

We have historically financed our operations and growth primarily with cash flows from operations, borrowings under our credit facility, operating and finance leases, and normal trade credit terms. We have typically funded our acquisitions with additional borrowings under our credit facility or other debt instruments. Our working capital and borrowing levels are subject to seasonal fluctuations, typically with the lowest borrowing levels in the third and fourth fiscal quarters and the highest borrowing levels occurring in the first and second fiscal quarters. We borrow under our credit facility or pay it down regularly based on our cash flows from operating and investing activities. Our practice is to minimize interest expense while maintaining reasonable liquidity.

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

We are exposed to interest rate risk related to changes in interest rates for borrowings under our ABL Facility. To add stability to interest expense and manage our exposure to interest rate movements, we enter into interest rate swap agreements. These swaps are designated as cash flow hedges and involve the receipt of variable-rate amounts from a counterparty in exchange for making fixed-rate payments. As of September 30, 2023, $350.0 million of the outstanding ABL Facility balance is currently hedged under interest rate swaps which results in 76% of our total debt outstanding, including finance lease obligations, being fixed-rate debt.

On November 16, 2022, the Board of Directors authorized a new share repurchase program for up to $300 million of the Company’s outstanding common stock. This authorization replaced the previously authorized $250 million share repurchase program. The new share repurchase program has an expiration date of November 16, 2026 and may be amended, suspended, or discontinued at any time at the Company’s discretion, subject to compliance with applicable laws. Repurchases under this program depend upon marketplace conditions and other factors, including compliance with the covenants in the agreements governing our existing indebtedness. During the first quarter of fiscal 2024, the Company repurchased 0.5 million shares of the Company's common stock for a total of $28.1 million. As of September 30, 2023, $260.7 million remained available for share repurchases.

Our contractual cash requirements over the next 12 months and beyond relate to our long-term debt and associated interest payments, operating and finance leases, and purchase obligations. For information regarding the Company’s expected cash requirements related to long-term debt and operating and finance leases, see Note 6. Debt and Note 7. Leases, respectively, of the consolidated financial statements in this Form 10-Q. As of September 30, 2023, the Company had total purchase obligations of $271.8 million, which includes agreements for purchases related to capital projects and services in the normal course of business, for which all significant terms have been confirmed, as well as a minimum amount due for various Company meetings and conferences. Purchase obligations also include amounts committed to various capital projects in process or scheduled to be completed in the coming fiscal years. As of September 30, 2023, the Company had commitments of $222.7 million for capital projects related to warehouse expansion and improvements and warehouse equipment. The Company anticipates using cash flows from operations or borrowings under the ABL Facility to fulfill these commitments. Amounts due under these agreements were not included in the Company’s consolidated balance sheet as of September 30, 2023.

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

As of September 30, 2023, our cash balance totaled $15.2 million, including restricted cash of $7.4 million, as compared to a cash balance totaling $20.0 million, including restricted cash of $7.3 million, as of July 1, 2023.

Three months ended September 30, 2023 compared to the three months ended October 1, 2022

Operating Activities

During the first three months of fiscal 2024 and fiscal 2023, our operating activities provided cash flow of $87.1 million and $315.9 million, respectively. The decrease in cash flow provided by operating activities in the first three months of fiscal 2024 compared to the first three months of fiscal 2023 was largely driven by a change in the timing of advanced purchases of cigarette inventory to take advantage of preferred pricing, partially offset by higher operating income.

Investing Activities

Cash used in investing activities totaled $266.9 million in the first three months of fiscal 2024 compared to $39.7 million in the first three months of fiscal 2023. These investments consisted of capital purchases of property, plant, and equipment of $53.2 million and $40.1 million for the first three months of fiscal 2024 and the first three months of fiscal 2023, respectively. For the first three months of fiscal 2024, purchases of property, plant, and equipment primarily consisted of outlays for warehouse expansion and improvements, warehouse equipment, and transportation equipment. For the first three months of fiscal 2024, the Company paid cash of $214.6 million for an acquisition. The following table presents the capital purchases of property, plant, and equipment by segment.

	Three Months Ended
(Dollars in millions)	September 30, 2023	October 1, 2022
Foodservice	$31.0	$28.3
Vistar	3.4	2.9
Convenience	4.0	7.6
Corporate & All Other	14.8	1.3
Total capital purchases of property, plant and equipment	$53.2	$40.1

Financing Activities

During the first three months of fiscal 2024, our financing activities provided cash flow of $175.0 million, which consisted primarily of $249.0 million in net borrowings under our ABL Facility.

During the first three months of fiscal 2023, our financing activities used cash flow of $277.2 million, which consisted primarily of $246.2 million in net payments under our ABL Facility.

The following describes our financing arrangements as of September 30, 2023:

Credit Agreement: PFGC, a wholly-owned subsidiary of the Company, and Performance Food Group, Inc., a wholly-owned subsidiary of PFGC, are parties to the ABL Facility. The ABL Facility has an aggregate principal amount of $4.0 billion under the revolving loan facility and is scheduled to mature on September 17, 2026.

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

Borrowings under the ABL Facility bear interest, at Performance Food Group, Inc.’s option, at (a) the Base Rate (defined as the greatest of (i) a floor rate of 0.00%, (ii) the federal funds rate in effect on such date plus 0.5%, (iii) the prime rate on such day, or (iv) one month Term SOFR (as defined in the ABL Facility) plus 1.0%) plus a spread or (b) Adjusted Term SOFR (as defined in the ABL Facility) plus a spread. The ABL Facility also provides for an unused commitment fee at a rate of 0.250% per annum.

The following table summarizes outstanding borrowings, availability, and the average interest rate under the Company's ABL Facility:

(Dollars in millions)	As of September 30, 2023	As of July 1, 2023
Aggregate borrowings	$1,403.0	$1,154.0
Letters of credit	171.6	172.2
Excess availability, net of lenders’ reserves of $91.0 and $99.7	2,425.4	2,673.8
Average interest rate, excluding impact of interest rate swaps	6.94%	6.35%

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

Senior Notes due 2025: On April 24, 2020, Performance Food Group, Inc. issued and sold $275.0 million aggregate principal amount of its 6.875% Senior Notes due 2025 (the "Notes due 2025"). The Notes due 2025 are jointly and severally guaranteed on a senior unsecured basis by PFGC and all domestic direct and indirect wholly-owned subsidiaries of PFGC (other than captive insurance subsidiaries and other excluded subsidiaries). The Notes due 2025 are not guaranteed by Performance Food Group Company.

The proceeds from the Notes due 2025 were used for working capital and general corporate purposes and to pay the fees, expenses, and other transaction costs incurred in connection with the Notes due 2025.

The Notes due 2025 were issued at 100.0% of their par value. The Notes due 2025 mature on May 1, 2025 and bear interest at a rate of 6.875% per year, payable semi-annually in arrears.

Upon the occurrence of a change of control triggering event or upon the sale of certain assets in which Performance Food Group, Inc. does not apply the proceeds as required, the holders of the Notes due 2025 will have the right to require Performance Food Group, Inc. to repurchase each holder’s Notes due 2025 at a price equal to 101% (in the case of a change of control triggering event) or 100% (in the case of an asset sale) of their principal amount, plus accrued and unpaid interest. Performance Food Group, Inc. may redeem all or part of the Notes due 2025 at a redemption price equal to 101.719% of the principal amount redeemed, plus accrued and unpaid interest. The redemption price decreases to 100% of the principal amount redeemed, plus accrued and unpaid interest on May 1, 2024.

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

Upon the occurrence of a change of control triggering event or upon the sale of certain assets in which Performance Food Group, Inc. does not apply the proceeds as required, the holders of the Notes due 2027 will have the right to require Performance Food Group, Inc. to repurchase each holder’s Notes due 2027 at a price equal to 101% (in the case of a change of control triggering event) or 100% (in the case of an asset sale) of their principal amount, plus accrued and unpaid interest. Performance Food Group, Inc. may redeem all or part of the Notes due 2027 at a redemption price equal to 102.750% of the principal amount redeemed, plus accrued and unpaid interest. Beginning on October 15, 2023, Performance Food Group, Inc. may redeem all or part of the Notes due 2027 at a redemption price equal to 101.375% of the principal amount redeemed, plus accrued and unpaid interest. The redemption price decreases to 100% of the principal amount redeemed, plus accrued and unpaid interest on October 15, 2024.

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

Upon the occurrence of a change of control triggering event or upon the sale of certain assets in which Performance Food Group, Inc. does not apply the proceeds as required, the holders of the Notes due 2029 will have the right to require Performance Food Group, Inc. to repurchase each holder’s Notes due 2029 at a price equal to 101% (in the case of a change of control triggering event) or 100% (in the case of an asset sale) of their principal amount, plus accrued and unpaid interest. Performance Food Group, Inc. may redeem all or part of the Notes due 2029 at any time prior to August 1, 2024, at a redemption price equal to 100% of the principal amount of the Notes due 2029 being redeemed plus a make-whole premium and accrued and unpaid interest, if any, to, but not including, the redemption date. In addition, beginning on August 1, 2024, Performance Food Group, Inc. may redeem all or part of the Notes due 2029 at a redemption price equal to 102.125% of the principal amount redeemed, plus accrued and unpaid interest. The redemption price decreases to 101.163% and 100% of the principal amount redeemed, plus accrued and unpaid interest on August 1, 2025, and August 1, 2026, respectively. In addition, at any time prior to August 1, 2024, Performance Food Group, Inc. may redeem up to 40% of the Notes due 2029 from the proceeds of certain equity offerings at a redemption price equal to 104.250% of the principal amount thereof, plus accrued and unpaid interest.

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

As of September 30, 2023, the Company was in compliance with all of the covenants under the ABL Facility and the indentures governing the Notes due 2025, the Notes due 2027 and the Notes due 2029.

Total Assets by Segment

Total assets for Foodservice increased $195.9 million from $6,437.2 million as of October 1, 2022 to $6,633.1 million as of September 30, 2023. During this time period, this segment increased its property, plant and equipment and operating lease right-of-use assets, partially offset by a decrease in intangible assets. Total assets for Foodservice increased $121.5 million from $6,511.6 million as of July 1, 2023 to $6,633.1 million as of September 30, 2023. During this time period, this segment increased its operating lease right-of-use assets, inventory, and property, plant and equipment, partially offset by a decrease in intangible assets.

Total assets for Vistar increased $116.8 million from $1,214.7 million as of October 1, 2022 to $1,331.5 million as of September 30, 2023. During this time period, this segment increased its operating lease right-of-use assets, inventory, and accounts receivable. Total assets for Vistar increased $38.8 million from $1,292.7 million as of July 1, 2023 to $1,331.5 million as of September 30, 2023. During this time period, this segment increased its inventory and operating lease right-of-use assets.

Total assets for Convenience increased $38.9 million from $4,186.4 million as of October 1, 2022 to $4,225.3 million as of September 30, 2023. During this time period, the segment increased its inventory and accounts receivable, partially offset by a decrease in intangible assets and operating lease right-of-use assets. Total assets for Convenience decreased $0.9 million from $4,226.2 million as of July 1, 2023 to $4,225.3 million as of September 30, 2023. During this time period, the segment decreased its accounts receivable and intangible assets, partially offset by an increase in inventory.

Total assets for Corporate & All Other increased $383.0 million from $330.3 million as of October 1, 2022 to $713.3 million as of September 30, 2023. Total assets for Corporate & All Other increased $244.8 million from $468.5 million as of July 1, 2023 to $713.3 million as of September 30, 2023. During both time periods, Corporate & All Other primarily increased its assets due to recent acquisitions within a non-reportable operating segment.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our market risks consist of interest rate risk and fuel price risk. There have been no material changes to our market risks since July 1, 2023. For a discussion on our exposure to market risk, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risks” in the Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) under the Exchange Act), that occurred during the fiscal quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to various allegations, claims, and legal actions arising in the ordinary course of business. While it is impossible to determine with certainty the ultimate outcome of any of these proceedings, lawsuits, and claims, management believes that adequate provisions have been made or insurance secured for all currently pending proceedings so that the ultimate outcomes will not have a material adverse effect on our financial position. Refer to Note 10. Commitments and Contingencies of the consolidated financial statements within Part I, Item 1. Financial Statements for disclosure of ongoing litigation.

Item 1A. Risk Factors

There have been no material changes to our principal risks that we believe are material to our business, results of operations, and financial condition from the risk factors previously disclosed in the Form 10-K.

Item 2: Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

The following table provides information relating to our purchases of the Company’s common stock during the first quarter of fiscal 2024.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan (in millions)(2)
July 2 2023—July 29, 2023	—	$-	—	$288.8
July 30, 2023—August 26, 2023	397,045	$61.65	112,732	$281.9
August 27, 2023—September 30, 2023	373,217	$60.39	353,587	$260.7
Total	770,262	$61.04	466,319

(1)
During the first quarter of fiscal 2024, the Company repurchased 303,943 shares of the Company’s common stock via share withholding for payroll tax obligations due from employees in connection with the delivery of shares of the Company’s common stock under our incentive plans.

(2)
On November 16, 2022, the Board of Directors authorized a new share repurchase program for up to $300 million of the Company’s outstanding common stock. This authorization replaced the previously authorized $250 million share repurchase program. The new share repurchase program has an expiration date of November 16, 2026 and may be amended, suspended, or discontinued at any time at the Company’s discretion, subject to compliance with applicable laws. Repurchases under this program depend upon market place conditions and other factors, including compliance with the covenants under the ABL Facility and the indentures governing the Notes due 2025, Notes due 2027, and Notes due 2029. As of September 30, 2023, approximately $260.7 million remained available for additional share repurchases.

Item 3: Defaults Upon Senior Securities

None

Item 4: Mine Safety Disclosures

Not applicable

Item 5: Other Information

During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a ‘Rule 10b5-1 trading arrangement’ or ‘non-Rule 10b5-1 trading arrangement,’ as each term is defined in Item 408(a) of Regulation S-K.

Item 6: Exhibits

Exhibit No.	Description

3.1

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

PERFORMANCE FOOD GROUP COMPANY (Registrant)

Dated: November 8, 2023	By:	/s/ H. Patrick Hatcher
	Name:	H. Patrick Hatcher
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)