Form 10-Q
period 2023-12-30
Performance Food Group Co
filed 2024-02-07
CIK 1618673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2023

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

155,585,868 shares of common stock were outstanding as of January 31, 2024.

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

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except per share data)	As of December 30, 2023	As of July 1, 2023
ASSETS
Current assets:
Cash	$16.4	$12.7
Accounts receivable, less allowances of $62.7 and $56.3	2,298.9	2,399.3
Inventories, net	3,342.1	3,390.0
Income taxes receivable	62.4	41.7
Prepaid expenses and other current assets	236.5	227.8
Total current assets	5,956.3	6,071.5
Goodwill	2,418.3	2,301.0
Other intangible assets, net	1,072.5	1,028.4
Property, plant and equipment, net	2,465.8	2,264.0
Operating lease right-of-use assets	841.0	703.6
Other assets	158.6	130.5
Total assets	$12,912.5	$12,499.0
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable and outstanding checks in excess of deposits	2,423.5	2,453.5
Accrued expenses and other current liabilities	837.0	891.5
Finance lease obligations—current installments	118.8	102.6
Operating lease obligations—current installments	108.4	105.5
Total current liabilities	3,487.7	3,553.1
Long-term debt	3,502.0	3,460.1
Deferred income tax liability, net	474.7	446.2
Finance lease obligations, excluding current installments	536.1	447.3
Operating lease obligations, excluding current installments	773.1	628.9
Other long-term liabilities	277.2	217.9
Total liabilities	9,050.8	8,753.5
Commitments and contingencies (Note 10)
Shareholders’ equity:
Common Stock: $0.01 par value per share, 1.0 billion shares authorized, 153.9 million shares issued and outstanding as of December 30, 2023; 154.5 million shares issued and outstanding as of July 1, 2023	1.5	1.5
Additional paid-in capital	2,786.5	2,863.0
Accumulated other comprehensive income, net of tax expense of $2.7 and $4.9	7.7	14.0
Retained earnings	1,066.0	867.0
Total shareholders’ equity	3,861.7	3,745.5
Total liabilities and shareholders’ equity	$12,912.5	$12,499.0

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per share data)	Three Months Ended December 30, 2023	Three Months Ended December 31, 2022	Six Months Ended December 30, 2023	Six Months Ended December 31, 2022
Net sales	$14,295.7	$13,898.9	$29,234.3	$28,618.2
Cost of goods sold	12,697.6	12,399.3	25,973.3	25,543.5
Gross profit	1,598.1	1,499.6	3,261.0	3,074.7
Operating expenses	1,424.2	1,355.6	2,870.9	2,739.5
Operating profit	173.9	144.0	390.1	335.2
Other expense, net:
Interest expense	61.4	55.7	117.5	106.1
Other, net	0.8	(7.9)	(2.4)	3.0
Other expense, net	62.2	47.8	115.1	109.1
Income before taxes	111.7	96.2	275.0	226.1
Income tax expense	33.4	25.1	76.0	59.3
Net income	$78.3	$71.1	$199.0	$166.8
Weighted-average common shares outstanding:
Basic	154.2	154.1	154.5	153.9
Diluted	155.7	156.1	156.2	155.9
Earnings per common share:
Basic	$0.51	$0.46	$1.29	$1.08
Diluted	$0.50	$0.46	$1.27	$1.07

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

($ in millions)	Three Months Ended December 30, 2023	Three Months Ended December 31, 2022	Six Months Ended December 30, 2023	Six Months Ended December 31, 2022
Net income	$78.3	$71.1	$199.0	$166.8
Other comprehensive (loss) income, net of tax:
Interest rate swaps:
Change in fair value, net of tax	(2.8)	1.1	(0.6)	8.2
Reclassification adjustment, net of tax	(3.1)	(2.0)	(6.0)	(2.8)
Foreign currency translation adjustment, net of tax	1.0	0.9	0.3	(1.5)
Other comprehensive (loss) income	(4.9)	-	(6.3)	3.9
Total comprehensive income	$73.4	$71.1	$192.7	$170.7

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Shareholders’
(In millions)	Shares	Amount	Capital	Income	Earnings	Equity
Balance as of October 1, 2022	154.0	$1.5	$2,818.4	$15.3	$565.5	$3,400.7
Net income	—	—	—	—	71.1	71.1
Interest rate swaps	—	—	—	(0.9)	—	(0.9)
Foreign currency translation adjustment	—	—	—	0.9	—	0.9
Issuance of common stock under stock-based compensation plans	0.1	—	0.3	—	—	0.3
Issuance of common stock under employee stock purchase plan	0.2	—	14.3	—	—	14.3
Stock-based compensation expense	—	—	10.1	—	—	10.1
Balance as of December 31, 2022	154.3	$1.5	$2,843.1	$15.3	$636.6	$3,496.5

Balance as of September 30, 2023	154.7	$1.5	$2,826.5	$12.6	$987.7	$3,828.3
Net income	—	—	—	—	78.3	78.3
Interest rate swaps	—	—	—	(5.9)	—	(5.9)
Foreign currency translation adjustment	—	—	—	1.0	—	1.0
Issuance of common stock under stock-based compensation plans	—	—	0.1	—	—	0.1
Common stock repurchased	(0.8)	—	(50.0)	—	—	(50.0)
Stock-based compensation expense	—	—	9.9	—	—	9.9
Balance as of December 30, 2023	153.9	$1.5	$2,786.5	$7.7	$1,066.0	$3,861.7

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Shareholders’
(In millions)	Shares	Amount	Capital	Income	Earnings	Equity
Balance as of July 2, 2022	153.6	$1.5	$2,816.8	$11.4	$469.8	$3,299.5
Net income	—	—	—	—	166.8	166.8
Interest rate swaps	—	—	—	5.4	—	5.4
Foreign currency translation adjustment	—	—	—	(1.5)	—	(1.5)
Issuance of common stock under stock-based compensation plans	0.5	—	(8.7)	—	—	(8.7)
Issuance of common stock under employee stock purchase plan	0.2	—	14.3	—	—	14.3
Stock-based compensation expense	—	—	20.7	—	—	20.7
Balance as of December 31, 2022	154.3	$1.5	$2,843.1	$15.3	$636.6	$3,496.5

Balance as of July 1, 2023	154.5	1.5	2,863.0	14.0	867.0	3,745.5
Net income	—	—	—	—	199.0	199.0
Interest rate swaps	—	—	—	(6.6)	—	(6.6)
Foreign currency translation adjustment	—	—	—	0.3	—	0.3
Issuance of common stock under stock-based compensation plans	0.7	—	(17.8)	—	—	(17.8)
Common stock repurchased	(1.3)	—	(78.1)	—	—	(78.1)
Stock-based compensation expense	—	—	19.4	—	—	19.4
Balance as of December 30, 2023	153.9	$1.5	$2,786.5	$7.7	$1,066.0	$3,861.7

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

($ in millions)	Six Months Ended December 30, 2023	Six Months Ended December 31, 2022
Cash flows from operating activities:
Net income	$199.0	$166.8
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	170.1	153.5
Amortization of intangible assets	102.5	90.9
Amortization of deferred financing costs	5.3	5.2
Provision for losses on accounts receivables	11.6	7.2
Change in LIFO reserve	41.0	51.8
Stock compensation expense	21.7	22.9
Deferred income tax (benefit) expense	(14.5)	1.5
Change in fair value of derivative assets and liabilities	(3.7)	15.9
Other non-cash activities	(3.0)	5.1
Changes in operating assets and liabilities, net
Accounts receivable	107.2	147.9
Inventories	32.7	90.1
Income taxes receivable	(20.7)	(51.6)
Prepaid expenses and other assets	(40.9)	9.3
Trade accounts payable and outstanding checks in excess of deposits	(46.9)	(202.6)
Accrued expenses and other liabilities	(7.4)	(89.4)
Net cash provided by operating activities	554.0	424.5
Cash flows from investing activities:
Purchases of property, plant and equipment	(147.1)	(98.1)
Net cash paid for acquisitions	(308.1)	(65.8)
Proceeds from sale of property, plant and equipment and other	18.8	3.6
Net cash used in investing activities	(436.4)	(160.3)
Cash flows from financing activities:
Net borrowings (payments) under ABL Facility	39.0	(232.1)
Payments under finance lease obligations	(56.5)	(42.8)
Proceeds from employee stock purchase plan	—	14.3
Proceeds from exercise of stock options	1.1	0.4
Cash paid for shares withheld to cover taxes	(18.9)	(9.1)
Repurchases of common stock	(78.1)	—
Other financing activities	(0.3)	(0.3)
Net cash used in financing activities	(113.7)	(269.6)
Net increase (decrease) in cash and restricted cash	3.9	(5.4)
Cash and restricted cash, beginning of period	20.0	18.7
Cash and restricted cash, end of period	$23.9	$13.3

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

(In millions)	As of December 30, 2023	As of July 1, 2023
Cash	$16.4	$12.7
Restricted cash(1)	7.5	7.3
Total cash and restricted cash	$23.9	$20.0

(1)
Restricted cash is reported within Other assets and represents the amounts required by insurers to collateralize a part of the deductibles for the Company’s workers’ compensation and liability claims.

Supplemental disclosures of cash flow information are as follows:

(In millions)	Six Months Ended December 30, 2023	Six Months Ended December 31, 2022
Cash paid during the year for:
Interest	$122.3	$105.0
Income tax payments net of refunds	109.0	105.1

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

Share Repurchase Program

On November 16, 2022, the Board of Directors of the Company authorized a share repurchase program for up to $300 million of the Company’s outstanding common stock. This authorization replaced the previously authorized $250 million share repurchase program. The share repurchase program has an expiration date of November 16, 2026 and may be amended, suspended, or discontinued at any time at the Company’s discretion, subject to compliance with applicable laws. During the three months ended December 30, 2023, the Company repurchased and subsequently retired 0.8 million shares of common stock, for a total of $50.0 million or an average cost of $58.01 per share. During the six months ended December 30, 2023, the Company repurchased and subsequently retired 1.3 million shares of common stock, for a total of $78.1 million or an average cost of $58.83 per share. As of December 30, 2023, approximately $210.6 million remained available for additional share repurchases.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The update expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. It further requires disclosure of the amount and description of its composition for other segment items, and interim disclosures of both a reportable segment’s profit or loss and assets. The guidance requires disclosure of the title and position of the chief operating decision maker and how reported measures of segment profit or loss are used to assess performance and allocate resources. This pronouncement is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments in this update should be applied retrospectively to each period presented in the consolidated financial statements. The Company is in the process of assessing the impact of this ASU on its future consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The update expands public entities’ income tax disclosure requirements primarily by requiring disaggregation of specific categories and reconciling items that meet a quantitative threshold within the rate reconciliation, as well as disaggregation of income taxes paid by jurisdiction. This pronouncement is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The amendments in this update should be applied on a prospective basis, with retrospective application permitted. The Company is in the process of assessing the impact of this ASU on its future consolidated financial statements.

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

The Company has customer contracts in which incentives are paid upfront to certain customers. These payments have become industry practice and are not related to financing the customer’s business, nor are they associated with any distinct good or service to be received from the customer. These incentive payments are capitalized and amortized over the life of the contract or the expected life of the customer relationship on a straight-line basis. The Company’s contract asset for these incentives totaled $31.6 million and $32.5 million as of December 30, 2023 and July 1, 2023, respectively.

5. Business Combinations

During the first six months of fiscal 2024, the Company paid cash of $308.1 million for two acquisitions. These acquisitions are reported in the Vistar and Corporate and All Other segments. During the first six months of fiscal 2023, the Company paid cash of $65.8 million for one acquisition which is reported in the Corporate and All Other segment. These acquisitions did not materially affect the Company's results of operations.

Assets acquired and liabilities assumed are recognized at their respective fair values as of the acquisition date. The following table summarizes the preliminary purchase price allocation for each major class of assets acquired and liabilities assumed for the two acquisitions in the first six months of fiscal 2024:

(In millions)	Fiscal 2024
Net working capital	$23.6
Goodwill	116.5
Intangible assets with definite lives:
Customer relationships	120.2
Trade names and trademarks	21.4
Technology	0.5
Non-Compete	7.8
Property, plant and equipment	72.6
ROU Assets	9.0
Other assets	0.9
Deferred tax liabilities	(45.5)
Operating lease obligations	(9.0)
Finance lease obligations	(9.9)
Total purchase price	$308.1

Intangible assets consist primarily of customer relationships, trade names, non-compete agreements, and technology with useful lives of two to seven years, and a total weighted-average useful life of 4.6 years. The excess of the estimated fair value of the assets acquired and the liabilities assumed over consideration paid was recorded as $116.5 million of goodwill.

6. Debt

The Company is a holding company and conducts its operations through its subsidiaries, which have incurred or guaranteed indebtedness as described below.

Debt consisted of the following:

(In millions)	As of December 30, 2023	As of July 1, 2023
Credit Agreement	$1,193.0	$1,154.0
6.875% Notes due 2025, effective interest rate 7.211%	275.0	275.0
5.500% Notes due 2027, effective interest rate 5.930%	1,060.0	1,060.0
4.250% Notes due 2029, effective interest rate 4.439%	1,000.0	1,000.0
Less: Original issue discount and deferred financing costs	(26.0)	(28.9)
Long-term debt	3,502.0	3,460.1
Less: current installments	-	-
Total debt, excluding current installments	$3,502.0	$3,460.1

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

The following table summarizes outstanding borrowings, availability, and the average interest rate under the Company's ABL Facility:

(Dollars in millions)	As of December 30, 2023	As of July 1, 2023
Aggregate borrowings	$1,193.0	$1,154.0
Letters of credit	171.5	172.2
Excess availability, net of lenders’ reserves of $100.7 and $99.7	2,635.5	2,673.8
Average interest rate, excluding impact of interest rate swaps	6.60%	6.35%

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

Subsidiaries of the Company have entered into numerous operating and finance leases for various warehouses, office facilities, equipment, tractors, and trailers. Our leases have remaining lease terms of 1 year to 25 years, some of which include options to extend the leases for up to 10 years, and some of which include options to terminate the leases within 1 year. Certain full-service fleet lease agreements include variable lease payments associated with usage, which are recorded and paid as incurred. When calculating lease liabilities, lease terms will include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.

Certain of the leases for tractors, trailers, and other vehicles and equipment provide for residual value guarantees to the lessors. Circumstances that would require the subsidiary to perform under the guarantees include either (1) default on the leases with the leased assets being sold for less than the specified residual values in the lease agreements, or (2) decisions not to purchase the assets at the end of the lease terms combined with the sale of the assets, with sales proceeds less than the residual value of the leased assets specified in the lease agreements. Residual value guarantees under these operating lease agreements typically range between 6% and 20% of the value of the leased assets at inception of the lease. These leases have original terms ranging from 5 to 10 years and are set to expire at various dates ranging from 2024 to 2032. As of December 30, 2023, the undiscounted maximum amount of potential future payments for lease residual value guarantees totaled approximately $12.0 million, which would be mitigated by the fair value of the leased assets at lease expiration.

The following table presents the location of the right-of-use assets and lease liabilities in the Company's consolidated balance sheet as of December 30, 2023 and July 1, 2023 (in millions), as well as the weighted-average lease term and discount rate for the Company's leases:

Leases	Consolidated Balance Sheet Location	As of December 30, 2023	As of July 1, 2023
Assets:
Operating	Operating lease right-of-use assets	$841.0	$703.6
Finance	Property, plant and equipment, net	672.6	566.2
Total lease assets		$1,513.6	$1,269.8
Liabilities:
Current
Operating	Operating lease obligations—current installments	$108.4	$105.5
Finance	Finance lease obligations—current installments	118.8	102.6
Non-current
Operating	Operating lease obligations, excluding current installments	773.1	628.9
Finance	Finance lease obligations, excluding current installments	536.1	447.3
Total lease liabilities		$1,536.4	$1,284.3

Weighted average remaining lease term
Operating leases		10.0 years	8.7 years
Finance leases		5.8 years	5.7 years
Weighted average discount rate
Operating leases		5.2%	4.7%
Finance leases		4.7%	4.2%

The following table presents the location of lease costs in the Company’s consolidated statement of operations for the periods reported (in millions):

		Three Months Ended		Six Months Ended
Lease Cost	Statement of Operations Location	December 30, 2023	December 31, 2022	December 30, 2023	December 31, 2022
Finance lease cost:
Amortization of finance lease assets	Operating expenses	$27.8	$21.2	$53.8	$41.6
Interest on lease liabilities	Interest expense	7.6	4.5	14.5	8.7
Total finance lease cost		$35.4	$25.7	$68.3	$50.3
Operating lease cost	Operating expenses	41.8	37.2	80.3	73.9
Short-term lease cost	Operating expenses	16.5	16.7	32.8	34.7
Total lease cost		$93.7	$79.6	$181.4	$158.9

The following table presents the supplemental cash flow information related to leases for the periods reported (in millions):

	Six Months Ended
(In millions)	December 30, 2023	December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$71.9	$68.8
Operating cash flows from finance leases	14.5	8.7
Financing cash flows from finance leases	56.5	42.8
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	190.2	108.1
Finance leases	151.6	63.2

The following table presents the future minimum lease payments under non-cancelable leases as of December 30, 2023 (in millions):

Fiscal Year	Operating Leases	Finance Leases
2024	$76.2	$74.2
2025	146.9	144.4
2026	126.4	139.4
2027	114.9	123.3
2028	104.4	97.4
Thereafter	635.3	178.0
Total future minimum lease payments	$1,204.1	$756.7
Less: Interest	322.6	101.8
Present value of future minimum lease payments	$881.5	$654.9

As of December 30, 2023, the Company had additional operating and finance leases that had not yet commenced which total $882.1 million in future minimum lease payments. These leases relate primarily to build-to-suit warehouse leases which will replace existing distribution centers and will commence upon building completion with terms of 15 to 25 years. In addition, these leases include vehicle leases expected to commence in fiscal 2024 with lease terms of 2 to 10 years.

8. Fair Value of Financial Instruments

The carrying values of cash, accounts receivable, outstanding checks in excess of deposits, trade accounts payable, and accrued expenses approximate their fair values because of the relatively short maturities of those instruments. The derivative assets and liabilities are recorded at fair value on the balance sheet. The fair value of long-term debt, which has a carrying value of $3,502.0 million and $3,460.1 million, is $3,417.5 million and $3,338.2 million at December 30, 2023 and July 1, 2023, respectively, and is determined by reviewing current market pricing related to comparable debt issued at the time of the balance sheet date, and is considered a Level 2 measurement.

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

The Company’s effective tax rate was 29.9% for the three months ended December 30, 2023 and 26.1% for the three months ended December 31, 2022. The Company's effective tax rate was 27.6% for the six months ended December 30, 2023 and 26.2% for the six months ended December 31, 2022. The effective tax rate varies from the 21% statutory rate primarily due to state taxes, federal credits, and other permanent items. The excess tax benefit of exercised and vested stock awards is treated as a discrete item. The effective tax rate for periods ended December 30, 2023 differed from the prior year periods primarily due to an increase in non-deductible expenses and state and foreign taxes as a percentage of income, partially offset by an increase in deductible discrete items related to stock-based compensation.

As of December 30, 2023 and July 1, 2023, the Company had net deferred tax assets of $192.8 million and $178.5 million, respectively, and deferred tax liabilities of $667.5 million and $624.7 million, respectively. As of December 30, 2023 and July 1, 2023, the Company had established a valuation allowance of $2.2 million and $2.1 million, respectively, net of federal benefit, against deferred tax assets related to certain net operating losses and certain other losses which are not likely to be realized due to limitations on utilization. The change in the deferred tax balances and the valuation allowance relates primarily to deferred taxes established in purchase accounting. The Company believes that it is more likely than not that the remaining deferred tax assets will be realized.

10. Commitments and Contingencies

Purchase Obligations

The Company had outstanding contracts and purchase orders of $320.4 million related to capital projects and services including purchases of compressed natural gas for its trucking fleet at December 30, 2023. Amounts due under these contracts were not included on the Company’s consolidated balance sheet as of December 30, 2023.

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

JUUL Labs, Inc. Marketing Sales Practices, and Products Liability Litigation. In October 2019, a Multidistrict Litigation action (“MDL”) was initiated in order to centralize litigation against JUUL Labs, Inc. (“JUUL”) and other parties in connection with JUUL’s e-cigarettes and related devices and components in the United States District Court for the Northern District of California. On March 11, 2020, counsel for plaintiffs and the Plaintiffs’ Steering Committee filed a Master Complaint in the MDL ("Master Complaint") naming, among several other entities and individuals including JUUL, Altria Group, Inc., Philip Morris USA, Inc., Altria Client Services LLC, Altria Group Distribution Company, Altria Enterprises LLC, certain members of management and/or individual investors in JUUL, various e-liquid manufacturers, and various retailers, including the Company’s subsidiaries Eby-Brown Company LLC (“Eby-Brown”) and Core-Mark Holding Company, Inc. (“Core-Mark”), as defendants. The Master Complaint also named additional distributors of JUUL products (collectively with Eby-Brown and Core-Mark, the “Distributor Defendants”). The Master Complaint contains various state law claims and alleges that the Distributor Defendants: (i) failed to disclose JUUL’s nicotine contents or the risks associated; (ii) pushed a product designed for a youth market; (iii) engaged with JUUL in planning and marketing its product in a manner designed to maximize the flow of JUUL products; (iv) met with JUUL management in San Francisco, California to further these business dealings; and (v) received incentives and business development funds for marketing and efficient sales. Individual plaintiffs may also file separate and abbreviated Short Form Complaints that incorporate the allegations in the Master Complaint. JUUL and Eby-Brown are parties to a Domestic Wholesale Distribution Agreement dated March 10, 2020 (the "Distribution Agreement"), and JUUL has agreed to defend and indemnify Eby-Brown under the terms of that agreement and is paying Eby-Brown’s outside counsel fees directly. In addition, Core-Mark and JUUL have entered into a Defense and Indemnity Agreement dated March 8, 2021 (the "Defense Agreement") pursuant to which JUUL has agreed to defend and indemnify Core-Mark, and JUUL is paying Core-Mark’s outside counsel fees directly.

On December 6, 2022, JUUL announced that it had reached settlements with the plaintiffs in the MDL and related cases that had been consolidated in the U.S. District Court for Northern District of California (the “MDL Settlement”). On January 18, 2023, the parties who were set to participate in the first round of bellwether trials in the MDL submitted a joint status filing with the court in which they notified the court of, among other things, the settlement JUUL reached with the plaintiffs. Per the settlement agreement, the MDL Settlement encompasses the various personal injury, consumer class action, government entity, and Native American tribe claims made against JUUL and includes, among others, all of the Distributor Defendants (including Core-Mark and Eby-Brown) as released parties. The release applicable to the Distributor Defendants, as well as certain other defendants, took effect when JUUL made the first settlement payment on October 27, 2023. The MDL Settlement Master has informed the parties that there are ten plaintiffs who named both Core-Mark and Eby-Brown as defendants who have opted out of the MDL Settlement. Those opt-out plaintiff cases are now in the early stages of discovery and no trial dates have been set. If any of the opt-out plaintiffs continue to litigate their claims apart from the MDL Settlement, the duty of JUUL to defend and indemnify Eby-Brown and Core-Mark remains, and the Company will vigorously defend itself.

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

On June 23, 2022, the U.S. Food and Drug Administration (“FDA”) announced it had issued marketing denial orders (“MDOs”) to JUUL for all of its products currently marketed and sold in the U.S. According to the FDA, the MDOs banned the distribution and sale of all JUUL products domestically. That same day, JUUL filed a petition for review of the MDOs with the United States Court of Appeals for the D.C. Circuit. On June 24, 2022, the court of appeals stayed the MDOs and issued a briefing schedule in the case. Thereafter, JUUL informed the FDA that per applicable regulations it would submit a request for supervisory review of the MDOs to the FDA. In response, the FDA notified JUUL that upon further review of the briefing JUUL made to the court of appeals, the FDA determined there are scientific issues unique to JUUL’s Pre-Market Tobacco Application (“PMTA”) that warrant additional review. Accordingly, the FDA entered an administrative stay of the MDOs. If the FDA ultimately decides to maintain or re-issue the MDOs, the administrative stay will remain in place for an additional thirty days to provide JUUL the opportunity to seek further judicial relief. JUUL and the FDA filed a joint motion with the court of appeals to hold the petition for review in abeyance on July 6, 2022, which the court of appeals granted on July 7, 2022.

At this time, the Company is unable to predict whether the FDA will approve JUUL’s PMTA or re-issue the MDOs, nor is the Company able to estimate any potential loss or range of loss in the event of an adverse finding against JUUL in any case that falls outside of the MDL Settlement.

Tax Liabilities

The Company is subject to customary audits by authorities in the jurisdictions where it conducts business in the United States and foreign countries, which may result in assessments of additional taxes.

11. Related-Party Transactions

The Company participates in, and has an equity method investment in, a purchasing alliance that was formed to obtain better pricing, to expand product options, to reduce internal costs, and to achieve greater inventory turnover. The Company’s investment in the purchasing alliance was $11.7 million as of December 30, 2023 and $9.9 million as of July 1, 2023. For the three-month periods ended December 30, 2023 and December 31, 2022, the Company recorded purchases of $521.1 million and $467.1 million, respectively, through the purchasing alliance. For the six-month periods ended December 30, 2023 and December 31, 2022, the Company recorded purchases of $1,070.6 million and $965.6 million, respectively, through the purchasing alliance.

12. Earnings Per Common Share

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is calculated using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. The Company’s potential common shares include outstanding stock-based compensation awards and expected issuable shares under the employee stock purchase plan. In computing diluted earnings per common share, the average closing stock price for the period is used in determining the number of shares assumed to be purchased with the assumed proceeds under the treasury stock method. No potential common shares were considered antidilutive for the three and six months ended December 30, 2023 and December 31, 2022.

A reconciliation of the numerators and denominators for the basic and diluted earnings per common share computations is as follows:

(In millions, except per share amounts)	Three Months Ended December 30, 2023	Three Months Ended December 31, 2022	Six Months Ended December 30, 2023	Six Months Ended December 31, 2022
Numerator:
Net income	$78.3	$71.1	$199.0	$166.8
Denominator:
Weighted-average common shares outstanding	154.2	154.1	154.5	153.9
Dilutive effect of potential common shares	1.5	2.0	1.7	2.0
Weighted-average dilutive shares outstanding	155.7	156.1	156.2	155.9
Basic earnings per common share	$0.51	$0.46	$1.29	$1.08
Diluted earnings per common share	$0.50	$0.46	$1.27	$1.07

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

Intersegment sales represent sales between the segments, which are eliminated in consolidation.

(In millions)	Foodservice	Vistar	Convenience	Corporate & All Other	Eliminations	Consolidated
For the three months ended December 30, 2023
Net external sales	$7,073.6	$1,201.0	$5,941.4	$79.7	$—	$14,295.7
Inter-segment sales	5.7	0.9	—	148.0	(154.6)	—
Total sales	7,079.3	1,201.9	5,941.4	227.7	(154.6)	14,295.7
Depreciation and amortization	72.7	12.8	37.2	20.6	—	143.3
Capital expenditures	61.6	15.2	7.9	9.2	—	93.9
For the three months ended December 31, 2022
Net external sales	$6,892.1	$1,118.3	$5,864.1	$24.4	$—	$13,898.9
Inter-segment sales	4.5	0.6	—	129.6	(134.7)	—
Total sales	6,896.6	1,118.9	5,864.1	154.0	(134.7)	13,898.9
Depreciation and amortization	71.8	10.6	36.5	6.3	—	125.2
Capital expenditures	48.3	1.6	5.9	2.2	—	58.0

(In millions)	Foodservice	Vistar	Convenience	Corporate & All Other	Eliminations	Consolidated
For the Six Months Ended December 30, 2023
Net external sales	$14,345.3	$2,450.6	$12,278.4	$160.0	$—	$29,234.3
Inter-segment sales	11.0	1.7	—	308.1	(320.8)	—
Total sales	14,356.3	2,452.3	12,278.4	468.1	(320.8)	29,234.3
Depreciation and amortization	143.3	23.2	74.9	31.2	—	272.6
Capital expenditures	92.6	18.6	11.9	24.0	—	147.1
For the Six Months Ended December 31, 2022
Net external sales	$14,216.1	$2,207.6	$12,151.0	$43.5	$—	$28,618.2
Inter-segment sales	10.5	1.4	—	262.8	(274.7)	—
Total sales	14,226.6	2,209.0	12,151.0	306.3	(274.7)	28,618.2
Depreciation and amortization	137.8	21.3	73.3	12.0	—	244.4
Capital expenditures	76.6	4.5	13.5	3.5	—	98.1

Adjusted EBITDA for each reportable segment and Corporate & All Other is presented below along with a reconciliation to consolidated income before taxes.

	Three Months Ended		Six Months Ended
	December 30, 2023	December 31, 2022	December 30, 2023	December 31, 2022
Foodservice Adjusted EBITDA	$224.1	$214.2	$470.1	$450.3
Vistar Adjusted EBITDA	93.6	92.2	182.2	166.6
Convenience Adjusted EBITDA	83.5	69.3	178.2	174.9
Corporate & All Other Adjusted EBITDA	(55.8)	(66.9)	(101.3)	(128.3)
Depreciation and amortization	(143.3)	(125.2)	(272.6)	(244.4)
Interest expense	(61.4)	(55.7)	(117.5)	(106.1)
Change in LIFO reserve	(21.8)	(25.0)	(41.0)	(51.8)
Stock-based compensation expense	(11.0)	(11.4)	(21.7)	(22.9)
(Loss) gain on fuel derivatives	(1.8)	7.3	1.7	(2.5)
Acquisition, integration & reorganization expenses	(3.9)	(2.8)	(13.7)	(5.8)
Other adjustments (1)	9.5	0.2	10.6	(3.9)
Income before taxes	$111.7	$96.2	$275.0	$226.1
(1)
Other adjustments include asset impairments, gains and losses on disposal of fixed assets, amounts related to favorable and unfavorable leases, foreign currency transaction gains and losses, and franchise tax expense.

Total assets by reportable segment, excluding intercompany receivables between segments, are as follows:

(In millions)	As of December 30, 2023	As of July 1, 2023
Foodservice	$6,582.5	$6,511.6
Vistar	1,434.9	1,292.7
Convenience	4,085.7	4,226.2
Corporate & All Other	809.4	468.5
Total assets	$12,912.5	$12,499.0

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with the unaudited consolidated financial statements and notes thereto included elsewhere in this quarterly report on Form 10-Q and the audited consolidated financial statements and the notes thereto included in the Form 10-K. In addition to historical consolidated financial information, this discussion contains forward-looking statements that reflect our plans, estimates, and beliefs and involve numerous risks and uncertainties, including but not limited to those described in the “Item 1A. Risk Factors” section of the Form 10-K, as such risk factors may be updated from time to time in our periodic filings with the SEC. Actual results may differ materially from those contained in any forward-looking statements. You should carefully read “Special Note Regarding Forward-Looking Statements” in this quarterly report on Form 10-Q.

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

In calculating Adjusted EBITDA, we add back certain non-cash, non-recurring, and other items as permitted or required by our ABL Facility and indentures. Adjusted EBITDA among other things:

•
does not include non-cash stock-based employee compensation expense, changes in the LIFO reserve, and other non-cash charges; and
•
does not include acquisition, restructuring, and other costs incurred to realize future cost savings and enhance our operations.

We have included the calculation of Adjusted EBITDA for the periods presented.

Results of Operations and Adjusted EBITDA

The following table sets forth a summary of our results of operations and Adjusted EBITDA for the periods indicated (in millions, except per share data):

	Three Months Ended
	December 30, 2023	December 31, 2022	Change	%
Net sales	$14,295.7	$13,898.9	$396.8	2.9
Cost of goods sold	12,697.6	12,399.3	298.3	2.4
Gross profit	1,598.1	1,499.6	98.5	6.6
Operating expenses	1,424.2	1,355.6	68.6	5.1
Operating profit	173.9	144.0	29.9	20.8
Other expense, net
Interest expense	61.4	55.7	5.7	10.2
Other, net	0.8	(7.9)	8.7	110.1
Other expense, net	62.2	47.8	14.4	30.1
Income before income taxes	111.7	96.2	15.5	16.1
Income tax expense	33.4	25.1	8.3	33.1
Net income (GAAP)	$78.3	$71.1	$7.2	10.1
Adjusted EBITDA (Non-GAAP)	$345.4	$308.8	$36.6	11.9
Weighted-average common shares outstanding:
Basic	154.2	154.1	0.1	0.1
Diluted	155.7	156.1	(0.4)	(0.3)
Earnings per common share:
Basic	$0.51	$0.46	$0.05	10.9
Diluted	$0.50	$0.46	$0.04	8.7

	For the Six Months Ended
	December 30, 2023	December 31, 2022	Change	%
Net sales	$29,234.3	$28,618.2	$616.1	2.2
Cost of goods sold	25,973.3	25,543.5	429.8	1.7
Gross profit	3,261.0	3,074.7	186.3	6.1
Operating expenses	2,870.9	2,739.5	131.4	4.8
Operating profit	390.1	335.2	54.9	16.4
Other expense, net
Interest expense	117.5	106.1	11.4	10.7
Other, net	(2.4)	3.0	(5.4)	(180.0)
Other expense, net	115.1	109.1	6.0	5.5
Income before income taxes	275.0	226.1	48.9	21.6
Income tax expense	76.0	59.3	16.7	28.2
Net income (GAAP)	$199.0	$166.8	$32.2	19.3
Adjusted EBITDA (Non-GAAP)	$729.2	$663.5	$65.7	9.9
Weighted-average common shares outstanding:
Basic	154.5	153.9	0.6	0.4
Diluted	156.2	155.9	0.3	0.2
Earnings per common share:
Basic	$1.29	$1.08	$0.21	19.4
Diluted	$1.27	$1.07	$0.20	18.7

We believe that the most directly comparable GAAP measure to Adjusted EBITDA is net income. The following table reconciles Adjusted EBITDA to net income for the periods presented:

	Three Months Ended		Six Months Ended
	December 30, 2023	December 31, 2022	December 30, 2023	December 31, 2022
	(In millions)		(In millions)
Net income (GAAP)	$78.3	$71.1	$199.0	$166.8
Interest expense	61.4	55.7	117.5	106.1
Income tax expense	33.4	25.1	76.0	59.3
Depreciation	86.3	77.4	170.1	153.5
Amortization of intangible assets	57.0	47.8	102.5	90.9
Change in LIFO reserve (1)	21.8	25.0	41.0	51.8
Stock-based compensation expense	11.0	11.4	21.7	22.9
Loss (gain) on fuel derivatives	1.8	(7.3)	(1.7)	2.5
Acquisition, integration & reorganization expenses (2)	3.9	2.8	13.7	5.8
Other adjustments (3)	(9.5)	(0.2)	(10.6)	3.9
Adjusted EBITDA (Non-GAAP)	$345.4	$308.8	$729.2	$663.5

(1)
Includes a decrease in the LIFO reserve of $1.1 million for Foodservice and an increase of $22.9 million for Convenience for the second quarter of fiscal 2024 compared to an increase of $2.0 million for Foodservice and an increase of $23.0 million for Convenience for the second quarter of fiscal 2023. The LIFO reserve increased $0.6 million for Foodservice and $40.4 million for Convenience for the first six months of fiscal 2024 compared to a decrease of $2.0 million for Foodservice and an increase of $53.8 million for Convenience for the first six months of fiscal 2023.
(2)
Includes professional fees and other costs related to completed and abandoned acquisitions, costs of integrating certain of our facilities, and facility closing costs.
(3)
Includes $8.1 million gain on the sale of a Foodservice warehouse facility for the three and six months ended December 30, 2023, as well as asset impairments, insurance proceeds due to hurricane and other weather related events, amounts related to favorable and unfavorable leases, foreign currency transaction gains and losses, franchise tax expense, and other adjustments permitted by our ABL Facility.

Consolidated Results of Operations

Three and six months ended December 30, 2023 compared to the three and six months ended December 31, 2022

Net Sales

Net sales growth is a function of acquisitions, case growth, pricing (which is primarily based on product inflation/deflation), and a changing mix of customers, channels, and product categories sold.

Net sales increased $396.8 million, or 2.9%, from the second quarter of fiscal 2023 to the second quarter of fiscal 2024 due to an increase in cases sold. Net sales increased $616.1 million, or 2.2%, for the first six months of fiscal 2024 compared to the first six months of fiscal 2023. The increase in net sales was primarily attributable to an increase in cases sold, partially offset by a decrease in selling price per case as a result of 1.4% year-to-date deflation in our Foodservice segment as compared to the same prior fiscal year period. Total organic case volume increased 2.1% and 2.4%, in the second quarter and first six months of fiscal 2024, respectively, compared to the same periods of fiscal 2023. Total organic case volume benefited from an increase of 8.7% and 8.1% in organic independent cases sold during the second quarter and first six months of fiscal 2024, respectively, growth in Performance Brands cases, growth in cases sold to Foodservice's Chain business, and broad-based growth across Vistar's channels.

Gross Profit

Gross profit increased $98.5 million, or 6.6%, for the second quarter of fiscal 2024 compared to the second quarter of fiscal 2023. The increase in gross profit for the second quarter of fiscal 2024 was primarily driven by growth in cases sold and a favorable shift in the mix of cases sold, including growth in the independent channel and Performance Brands. Gross profit increased $186.3 million, or 6.1%, for the first six months of fiscal 2024 compared to the first six months of fiscal 2023. The increase in gross profit for the first six months of fiscal 2024 was primarily driven by cost of goods sold optimization through procurement efficiencies, as well as growth in cases sold, including growth in the independent channel. Independent customers typically receive more services from us, cost more to serve, and pay a higher gross profit per case than other customers.

Operating Expenses

Operating expenses increased $68.6 million, or 5.1%, for the second quarter of fiscal 2024 compared to the second quarter of fiscal 2023. The increase in operating expenses was primarily driven by a $42.6 million increase in personnel expense primarily related to wages, commissions, and benefits, a $23.4 million increase in insurance expense primarily related to vehicle liability and workers’ compensation, and a $11.4 million increase in repairs and maintenance expense primarily related to transportation equipment, partially offset by a $11.0 million decrease in fuel expense primarily due to lower fuel prices in the second quarter of fiscal 2024 as compared to the prior year period.

Operating expenses increased $131.4 million, or 4.8%, for the first six months of fiscal 2024 compared to the first six months of fiscal 2023. The increase in operating expenses for the first six months of fiscal 2024 was primarily driven by a $74.9 million increase in personnel expenses primarily related to wages, commissions, and benefits, a $31.4 million increase in insurance expense primarily related to vehicle liability and workers’ compensation, and a $26.3 million increase in repairs and maintenance expense primarily related to transportation equipment for the first six months of fiscal 2024 compared to the prior year period. These increases were partially offset by a $28.0 million decrease in fuel expense primarily due to lower fuel prices for the first six months of fiscal 2024 compared to the prior year period.

Depreciation and amortization of intangible assets increased from $125.2 million in the second quarter of fiscal 2023 to $143.3 million in the second quarter of fiscal 2024. Depreciation and amortization of intangible assets increased from $244.4 million in the first six months of fiscal 2023 to $272.6 million in the first six months of fiscal 2024. Depreciation and amortization of intangible assets increased as a result of recent acquisitions, accelerated amortization of certain customer relationships and trade names, and an increase in transportation equipment under finance leases.

Net Income

Net income increased $7.2 million, or 10.1%, for the second quarter of fiscal 2024 compared to the second quarter of fiscal 2023 driven by the increase in operating profit, partially offset by increases in income tax expense, other expense, and interest expense. Net income increased $32.2 million, or 19.3%, for the first six months of fiscal 2024 compared to the first six months of fiscal 2023 due to the increase in operating profit and an increase in other income, partially offset by increases in income tax expense and interest expense. The increase in other income for the first six months of fiscal 2024 primarily relates to realized and unrealized gains for fuel hedging instruments. The increases in interest expense were primarily the result of an increase in the average interest rate during the second quarter and first six months of fiscal 2024 compared to the prior year periods.

The Company reported income tax expense of $33.4 million and $76.0 million for the second quarter and first six months of fiscal 2024, respectively, compared to income tax expense of $25.1 million and $59.3 million for the second quarter and first six months of fiscal 2023, respectively. Our effective tax rates for the second quarter and first six months of fiscal 2024 were 29.9% and 27.6%, respectively, compared to 26.1% and 26.2%, for the second quarter and first six months of fiscal 2023, respectively. The effective tax rate for the periods ended December 30, 2023 differed from the prior year periods primarily due to an increase in non-deductible expenses and state and foreign taxes as a percentage of income, partially offset by an increase in deductible discrete items related to stock-based compensation.

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

The following tables set forth net sales and Adjusted EBITDA by segment for the periods indicated (dollars in millions):

Net Sales

	Three Months Ended
	December 30, 2023	December 31, 2022	Change	%
Foodservice	$7,079.3	$6,896.6	$182.7	2.6
Vistar	1,201.9	1,118.9	83.0	7.4
Convenience	5,941.4	5,864.1	77.3	1.3
Corporate & All Other	227.7	154.0	73.7	47.9
Intersegment Eliminations	(154.6)	(134.7)	(19.9)	(14.8)
Total net sales	$14,295.7	$13,898.9	$396.8	2.9

	Six Months Ended
	December 30, 2023	December 31, 2022	Change	%
Foodservice	$14,356.3	$14,226.6	$129.7	0.9
Vistar	2,452.3	2,209.0	243.3	11.0
Convenience	12,278.4	12,151.0	127.4	1.0
Corporate & All Other	468.1	306.3	161.8	52.8
Intersegment Eliminations	(320.8)	(274.7)	(46.1)	(16.8)
Total net sales	$29,234.3	$28,618.2	$616.1	2.2

Adjusted EBITDA

	Three Months Ended
	December 30, 2023	December 31, 2022	Change	%
Foodservice	$224.1	$214.2	$9.9	4.6
Vistar	93.6	92.2	1.4	1.5
Convenience	83.5	69.3	14.2	20.5
Corporate & All Other	(55.8)	(66.9)	11.1	16.6
Total Adjusted EBITDA	$345.4	$308.8	$36.6	11.9

	Six Months Ended
	December 30, 2023	December 31, 2022	Change	%
Foodservice	$470.1	$450.3	$19.8	4.4
Vistar	182.2	166.6	15.6	9.4
Convenience	178.2	174.9	3.3	1.9
Corporate & All Other	(101.3)	(128.3)	27.0	21.0
Total Adjusted EBITDA	$729.2	$663.5	$65.7	9.9

Segment Results—Foodservice

Three and six months ended December 30, 2023, compared to the three and six months ended December 31, 2022

Net Sales

Net sales for Foodservice increased $182.7 million, or 2.6%, from the second quarter of fiscal 2023 to the second quarter of fiscal 2024 and increased $129.7 million, or 0.9%, from the first six months of fiscal 2023 to the first six months of fiscal 2024. These increases in net sales were driven by case volume growth in our independent and Chain business, partially offset by a decrease in selling price per case. Securing new and expanding business with independent customers resulted in organic independent case growth of approximately 8.7% in the second quarter of fiscal 2024 and approximately 8.1% in the first six months of fiscal 2024, compared to the prior year periods. For the quarter, independent sales as a percentage of total Foodservice sales were 39.1%. Overall product cost deflation was 0.4% for the second quarter of fiscal 2024 and 1.4% for the first six months of fiscal 2024.

Adjusted EBITDA

Adjusted EBITDA for Foodservice increased $9.9 million, or 4.6%, from the second quarter of fiscal 2023 to the second quarter of fiscal 2024 and increased $19.8 million, or 4.4%, from the first six months of fiscal 2023 to the first six months of fiscal 2024. These increases were the result of an increase in gross profit, partially offset by an increase in operating expenses. Gross profit contributing to Foodservice's Adjusted EBITDA increased $48.0 million, or 5.2%, in the second quarter of fiscal 2024 and increased $106.2 million, or 5.6% in the first six months of fiscal 2024, compared to the prior year periods. The increase in gross profit was driven by growth in cases sold and a favorable shift in the mix of cases sold, including more Performance Brands products sold to our independent customers.

Operating expenses impacting Foodservice's Adjusted EBITDA increased $38.2 million, or 5.3%, from the second quarter of fiscal 2023 to the second quarter of fiscal 2024. Operating expenses increased primarily as a result of a $23.2 million increase in personnel expenses primarily related to wages, commissions, and benefits due to an increase in full-time employees, a $12.9 million increase in insurance expense primarily related to vehicle liability and workers' compensation, and a $2.9 million increase in building rent expense primarily the result of incremental short term duplicative lease expenses associated with expansion projects, compared to the prior year period.

Operating expenses impacting Foodservice's Adjusted EBITDA increased $86.6 million, or 6.0%, from the first six months of fiscal 2023 to the first six months of fiscal 2024. Operating expenses increased primarily as a result of a $57.1 million increase in personnel expenses primarily related to wages, commissions, and benefits due to an increase in full-time employees, a $15.7 million increase in insurance expense primarily related to vehicle liability and workers' compensation, and an increase of $7.1 million of repairs and maintenance expense primarily related to transportation equipment as the Company is waiting on replacement fleet, compared to the prior year period.

Depreciation and amortization of intangible assets recorded in this segment increased from $71.8 million in the second quarter of fiscal 2023 to $72.7 million in the second quarter of fiscal 2024 and increased from $137.8 million in the first six months of fiscal 2023 to $143.3 million in the first six months of fiscal 2024 as a result of an increase in transportation equipment under finance leases.

Segment Results—Vistar

Three and six months ended December 30, 2023, compared to the three and six months ended December 31, 2022

Net Sales

Net sales for Vistar increased $83.0 million, or 7.4%, from the second quarter of fiscal 2023 to the second quarter of fiscal 2024 and increased $243.3 million, or 11.0%, from the first six months of fiscal 2023 to the first six months of fiscal 2024. These increases in net sales were driven primarily by an increase in selling price per case as a result of inflation, a recent acquisition, and case volume growth in the vending, office supply, office coffee service, and travel channels in the second quarter and first six months of fiscal 2024 compared to the prior year periods.

Adjusted EBITDA

Adjusted EBITDA for Vistar increased $1.4 million, or 1.5%, from the second quarter of fiscal 2023 to the second quarter of fiscal 2024 and increased $15.6 million, or 9.4%, from the first six months of fiscal 2023 to the first six months of fiscal 2024. These increases were the result of an increase in gross profit, partially offset by an increase in operating expenses. Gross profit contributing to Vistar's Adjusted EBITDA increased $18.5 million, or 9.0%, for the second quarter of fiscal 2024 and increased $38.5 million, or 9.7%, for the first six months of fiscal 2024 compared to the prior year periods driven by a recent acquisition, pricing improvement from procurement efficiencies, and growth in cases sold, partially offset by expected decreases in inventory holding gains.

Operating expenses impacting Vistar's Adjusted EBITDA increased $16.9 million, or 14.7%, from the second quarter of fiscal 2023 to the second quarter of fiscal 2024 and increased $22.7 million, or 9.9%, from the first six months of fiscal 2023 to the first six months of fiscal 2024. Operating expenses increased primarily as a result of a recent acquisition and increases of $2.0 million and $3.4 million in building rent expense as a result of lease renewals and expansion, for the second quarter and first six months of fiscal 2024, respectively, compared to the prior year periods.

Depreciation and amortization of intangible assets recorded in this segment increased from $10.6 million in the second quarter of fiscal 2023 to $12.8 million in the second quarter of fiscal 2024 and increased from $21.3 million in the first six months of fiscal 2023 to $23.2 million in the first six months of fiscal 2024 due to a recent acquisition.

Segment Results—Convenience

Three and six months ended December 30, 2023, compared to the three and six months ended December 31, 2022

Net Sales

Net sales for Convenience increased $77.3 million, or 1.3%, from the second quarter of fiscal 2023 to the second quarter of fiscal 2024 and increased $127.4 million, or 1.0%, from the first six months of fiscal 2023 to the first six months of fiscal 2024. The increase in net sales for the second quarter and first six months of fiscal 2024 for Convenience was driven primarily by an increase in selling price per case as a result of cigarette manufacturers’ price increases and continued inflation for food and foodservice related products, partially offset by a decline in cigarette carton sales and food and foodservice related cases sold.

Adjusted EBITDA

Adjusted EBITDA for Convenience increased $14.2 million, or 20.5%, from the second quarter of fiscal 2023 to the second quarter of fiscal 2024. This increase was a result of an increase in gross profit and a decrease in operating expenses. Gross profit contributing to Convenience's Adjusted EBITDA increased $8.2 million, or 2.2%, for the second quarter of fiscal 2024 compared to the prior year period driven by pricing improvement from procurement efficiencies. Operating expenses impacting Convenience's Adjusted EBITDA decreased $5.9 million, or 1.9%, from the second quarter of fiscal 2023 to the second quarter of fiscal 2024. Operating expenses decreased primarily as a result of an $8.3 million decrease in personnel expenses from reduced contract labor and overtime, partially offset by a $4.4 million increase in insurance expenses primarily related to workers compensation and vehicle liability compared to the prior year period.

Adjusted EBITDA for Convenience increased $3.3 million, or 1.9%, from the first six months of fiscal 2023 to the first six months of fiscal 2024. This increase was a result of a decrease in operating expenses, partially offset by a decrease in gross profit. Gross profit contributing to Convenience's Adjusted EBITDA decreased $14.2 million, or 1.8%, for the first six months of fiscal 2024 compared to the prior year period primarily due to expected decreases in inventory holding gains, partially offset by pricing improvement from procurement efficiencies. Operating expenses impacting Convenience's Adjusted EBITDA decreased $17.5 million, or 2.8%, from the first six months of fiscal 2023 to the first six months of fiscal 2024. Operating expenses decreased primarily as a result of a $15.0 million decrease in personnel expenses from reduced contract labor and overtime for the first six months of fiscal 2024 as compared to the prior year period.

Depreciation and amortization of intangible assets recorded in this segment increased from $36.5 million in the second quarter of fiscal 2023 to $37.2 million in the second quarter of fiscal 2024 and increased from $73.3 million in the first six months of fiscal 2023 to $74.9 million in the first six months of fiscal 2024.

Segment Results—Corporate & All Other

Three and six months ended December 30, 2023, compared to the three and six months ended December 31, 2022

Net Sales

Net sales for Corporate & All Other increased $73.7 million from the second quarter of fiscal 2023 to the second quarter of fiscal 2024 and increased $161.8 million from the first six months of fiscal 2023 to the first six months of fiscal 2024. These increases were primarily attributable to recent acquisitions within a non-reportable segment and an increase in services provided to our other segments.

Adjusted EBITDA

Adjusted EBITDA for Corporate & All Other was a negative $55.8 million for the second quarter of fiscal 2024 compared to a negative $66.9 million for the second quarter of fiscal 2023 and was a negative $101.3 million for the first six months of fiscal 2024 compared to a negative $128.3 million for the first six months of fiscal 2023. Corporate & All Other’s Adjusted EBITDA benefited in the second quarter and first six months of fiscal 2024 from $11.1 million and $21.6 million in Adjusted EBITDA, respectively, from the operations of acquisitions made in the second quarter of fiscal 2023 and in the first quarter of fiscal 2024.

Depreciation and amortization of intangible assets recorded in this segment increased from $6.3 million in the second quarter of fiscal 2023 to $20.6 million in the second quarter of fiscal 2024 and increased from $12.0 million for the first six months of fiscal 2023 to $31.2 million for the first six months of fiscal 2024 due to recent acquisitions and accelerated amortization of certain customer relationships and trade names.

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

We are exposed to interest rate risk related to changes in interest rates for borrowings under our ABL Facility. To add stability to interest expense and manage our exposure to interest rate movements, we enter into interest rate swap agreements. These swaps are designated as cash flow hedges and involve the receipt of variable-rate amounts from a counterparty in exchange for making fixed-rate payments. As of December 30, 2023, $350.0 million of the outstanding ABL Facility balance is currently hedged under interest rate swaps which results in 80% of our total debt outstanding, including finance lease obligations, being fixed-rate debt.

On November 16, 2022, the Board of Directors authorized a new share repurchase program for up to $300 million of the Company’s outstanding common stock. This authorization replaced the previously authorized $250 million share repurchase program. The new share repurchase program has an expiration date of November 16, 2026 and may be amended, suspended, or discontinued at any time at the Company’s discretion, subject to compliance with applicable laws. Repurchases under this program depend upon marketplace conditions and other factors, including compliance with the covenants in the agreements governing our existing indebtedness. During the six months ended December 30, 2023, the Company repurchased 1.3 million shares of the Company's common stock for a total of $78.1 million. As of December 30, 2023, $210.6 million remained available for share repurchases.

Our contractual cash requirements over the next 12 months and beyond relate to our long-term debt and associated interest payments, operating and finance leases, and purchase obligations. For information regarding the Company’s expected cash requirements related to long-term debt and operating and finance leases, see Note 6. Debt and Note 7. Leases, respectively, of the consolidated financial statements in this Form 10-Q. As of December 30, 2023, the Company had total purchase obligations of $320.4 million, which includes agreements for purchases related to capital projects and services in the normal course of business, for which all significant terms have been confirmed, as well as a minimum amount due for various Company meetings and conferences. Purchase obligations also include amounts committed to various capital projects in process or scheduled to be completed in the coming fiscal years. As of December 30, 2023, the Company had commitments of $228.8 million for capital projects related to warehouse expansion and improvements and warehouse equipment. The Company anticipates using cash flows from operations or borrowings under the ABL Facility to fulfill these commitments. Amounts due under these agreements were not included in the Company’s consolidated balance sheet as of December 30, 2023.

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

As of December 30, 2023, our cash balance totaled $23.9 million, including restricted cash of $7.5 million, as compared to a cash balance totaling $20.0 million, including restricted cash of $7.3 million, as of July 1, 2023.

Six months ended December 30, 2023, compared to the six months ended December 31, 2022

Operating Activities

During the first six months of fiscal 2024 and fiscal 2023, our operating activities provided cash flow of $554.0 million and $424.5 million, respectively. The increase in cash flow provided by operating activities in the first six months of fiscal 2024 compared to the first six months of fiscal 2023 was largely driven by improvements in working capital and higher operating income.

Investing Activities

Cash used in investing activities totaled $436.4 million in the first six months of fiscal 2024 compared to $160.3 million in the first six months of fiscal 2023. These investments consisted of cash paid for acquisitions of $308.1 million in the first six months of fiscal 2024 compared to $65.8 million in the first six months of fiscal 2023, along with capital purchases of property, plant, and equipment of $147.1 million and $98.1 million for the first six months of fiscal 2024 and the first six months of fiscal 2023, respectively. For the first six months of fiscal 2024, purchases of property, plant, and equipment primarily consisted of outlays for warehouse improvements and expansion, warehouse equipment, transportation equipment, and information technology. The following table presents the capital purchases of property, plant, and equipment by segment.

	Six Months Ended
(Dollars in millions)	December 30, 2023	December 31, 2022
Foodservice	$92.6	$76.6
Vistar	18.6	4.5
Convenience	11.9	13.5
Corporate & All Other	24.0	3.5
Total capital purchases of property, plant and equipment	$147.1	$98.1

Financing Activities

During the first six months of fiscal 2024, our financing activities used cash flow of $113.7 million, which consisted primarily of $78.1 million in payments to repurchase common stock and payments under finance lease obligations.

During the first six months of fiscal 2023, our financing activities used cash flow of $269.6 million, which consisted primarily of $232.1 million in net payments under our ABL Facility.

The following describes our financing arrangements as of December 30, 2023:

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

The following table summarizes outstanding borrowings, availability, and the average interest rate under the Company's ABL Facility:

(Dollars in millions)	As of December 30, 2023	As of July 1, 2023
Aggregate borrowings	$1,193.0	$1,154.0
Letters of credit	171.5	172.2
Excess availability, net of lenders’ reserves of $100.7 and $99.7	2,635.5	2,673.8
Average interest rate, excluding impact of interest rate swaps	6.60%	6.35%

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

As of December 30, 2023, the Company was in compliance with all of the covenants under the ABL Facility and the indentures governing the Notes due 2025, the Notes due 2027 and the Notes due 2029.

Total Assets by Segment

Total assets by segment discussed below exclude intercompany receivables between segments.

Total assets for Foodservice increased $288.5 million from $6,294.0 million as of December 31, 2022 to $6,582.5 million as of December 30, 2023. During this time period, this segment increased its property, plant and equipment, operating lease right-of-use assets, and accounts receivable, partially offset by a decrease in intangible assets and inventory. Total assets for Foodservice increased $70.9 million from $6,511.6 million as of July 1, 2023 to $6,582.5 million as of December 30, 2023. During this time period, this segment increased its operating lease right-of-use assets and property, plant and equipment, partially offset by a decrease in inventory, intangible assets, and accounts receivable.

Total assets for Vistar increased $218.9 million from $1,216.0 million as of December 31, 2022 to $1,434.9 million as of December 30, 2023. During this time period, this segment increased its operating lease right-of-use assets, intangible assets, goodwill, accounts receivable, property, plant and equipment, and inventory primarily as a result of a recent acquisition. Total assets for Vistar increased $142.2 million from $1,292.7 million as of July 1, 2023 to $1,434.9 million as of December 30, 2023. During this time period, this segment increased its operating lease right-of-use assets, intangible assets, goodwill, and property, plant and equipment primarily as a result of a recent acquisition, partially offset by a decrease in accounts receivable and inventory.

Total assets for Convenience decreased $50.2 million from $4,135.9 million as of December 31, 2022 to $4,085.7 million as of December 30, 2023. During this time period, the segment decreased its intangible assets and operating lease right-of-use assets, partially offset by an increase in accounts receivable. Total assets for Convenience decreased $140.5 million from $4,226.2 million as of July 1, 2023 to $4,085.7 million as of December 30, 2023. During this time period, the segment decreased its accounts receivable, intangible assets, inventory, prepaid expenses and other current assets, and operating lease right-of-use assets.

Total assets for Corporate & All Other increased $265.7 million from $543.7 million as of December 31, 2022 to $809.4 million as of December 30, 2023. Total assets for Corporate & All Other increased $340.9 million from $468.5 million as of July 1, 2023 to $809.4 million as of December 30, 2023. During both time periods, Corporate & All Other primarily increased its assets due to recent acquisitions within a non-reportable operating segment.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our market risks consist of interest rate risk and fuel price risk. There have been no material changes to our market risks since July 1, 2023. For a discussion on our exposure to market risk, see Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risks in the Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) under the Exchange Act), that occurred during the fiscal quarter ended December 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information relating to our purchases of the Company’s common stock during the second quarter of fiscal 2024.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan (in millions)(2)
October 1, 2023—October 28, 2023	500,391	$55.69	500,255	$232.7
October 29, 2023—November 25, 2023	282,615	$60.26	282,139	$215.7
November 26, 2023—December 30, 2023	79,509	$64.91	79,204	$210.6
Total	862,515	$58.04	861,598

(1)
During the second quarter of fiscal 2024, the Company repurchased 917 shares of the Company’s common stock via share withholding for payroll tax obligations due from employees in connection with the delivery of shares of the Company’s common stock under our incentive plans.

(2)
On November 16, 2022, the Board of Directors authorized a new share repurchase program for up to $300 million of the Company’s outstanding common stock. This authorization replaced the previously authorized $250 million share repurchase program. The new share repurchase program has an expiration date of November 16, 2026 and may be amended, suspended, or discontinued at any time at the Company’s discretion, subject to compliance with applicable laws. Repurchases under this program depend upon market place conditions and other factors, including compliance with the covenants under the ABL Facility and the indentures governing the Notes due 2025, Notes due 2027, and Notes due 2029. As of December 30, 2023, approximately $210.6 million remained available for additional share repurchases.

Item 3: Defaults Upon Senior Securities

None

Item 4: Mine Safety Disclosures

Not applicable

Item 5: Other Information

During the three months ended December 30, 2023, no director or officer of the Company adopted or terminated a ‘Rule 10b5-1 trading arrangement’ or ‘non-Rule 10b5-1 trading arrangement,’ as each term is defined in Item 408(a) of Regulation S-K.

Item 6: Exhibits

Exhibit No.	Description

31.1*	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

PERFORMANCE FOOD GROUP COMPANY (Registrant)

Dated: February 7, 2024	By:	/s/ H. Patrick Hatcher
	Name:	H. Patrick Hatcher
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)