Form 10-Q
period 2024-03-30
Performance Food Group Co
filed 2024-05-08
CIK 1618673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2024

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

155,610,202 shares of common stock were outstanding as of May 1, 2024.

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

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except per share data)	As of March 30, 2024	As of July 1, 2023
ASSETS
Current assets:
Cash	$16.5	$12.7
Accounts receivable, less allowances of $60.2 and $56.3	2,365.0	2,399.3
Inventories, net	3,107.0	3,390.0
Income taxes receivable	74.2	41.7
Prepaid expenses and other current assets	260.1	227.8
Total current assets	5,822.8	6,071.5
Goodwill	2,418.7	2,301.0
Other intangible assets, net	1,022.7	1,028.4
Property, plant and equipment, net	2,571.4	2,264.0
Operating lease right-of-use assets	861.0	703.6
Other assets	177.3	130.5
Total assets	$12,873.9	$12,499.0
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable and outstanding checks in excess of deposits	2,508.4	2,453.5
Accrued expenses and other current liabilities	794.7	891.5
Finance lease obligations—current installments	128.8	102.6
Operating lease obligations—current installments	108.6	105.5
Total current liabilities	3,540.5	3,553.1
Long-term debt	3,215.4	3,460.1
Deferred income tax liability, net	483.1	446.2
Finance lease obligations, excluding current installments	589.3	447.3
Operating lease obligations, excluding current installments	801.7	628.9
Other long-term liabilities	290.5	217.9
Total liabilities	8,920.5	8,753.5
Commitments and contingencies (Note 10)
Shareholders’ equity:
Common Stock: $0.01 par value per share, 1.0 billion shares authorized, 154.2 million shares issued and outstanding as of March 30, 2024; 154.5 million shares issued and outstanding as of July 1, 2023	1.5	1.5
Additional paid-in capital	2,808.9	2,863.0
Accumulated other comprehensive income, net of tax expense of $2.4 and $4.9	6.6	14.0
Retained earnings	1,136.4	867.0
Total shareholders’ equity	3,953.4	3,745.5
Total liabilities and shareholders’ equity	$12,873.9	$12,499.0

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per share data)	Three Months Ended March 30, 2024	Three Months Ended April 1, 2023	Nine Months Ended March 30, 2024	Nine Months Ended April 1, 2023
Net sales	$13,857.7	$13,771.3	$43,092.0	$42,389.5
Cost of goods sold	12,288.8	12,259.4	38,262.1	37,802.9
Gross profit	1,568.9	1,511.9	4,829.9	4,586.6
Operating expenses	1,414.0	1,343.1	4,284.9	4,082.6
Operating profit	154.9	168.8	545.0	504.0
Other expense, net:
Interest expense	57.1	55.9	174.6	162.0
Other, net	1.0	1.1	(1.4)	4.1
Other expense, net	58.1	57.0	173.2	166.1
Income before taxes	96.8	111.8	371.8	337.9
Income tax expense	26.4	31.5	102.4	90.8
Net income	$70.4	$80.3	$269.4	$247.1
Weighted-average common shares outstanding:
Basic	154.3	154.5	154.4	154.1
Diluted	156.1	156.5	156.2	156.1
Earnings per common share:
Basic	$0.46	$0.52	$1.74	$1.60
Diluted	$0.45	$0.51	$1.72	$1.58

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

($ in millions)	Three Months Ended March 30, 2024	Three Months Ended April 1, 2023	Nine Months Ended March 30, 2024	Nine Months Ended April 1, 2023
Net income	$70.4	$80.3	$269.4	$247.1
Other comprehensive (loss) income, net of tax:
Interest rate swaps:
Change in fair value, net of tax	3.0	(1.3)	2.4	6.9
Reclassification adjustment, net of tax	(3.0)	(2.5)	(9.0)	(5.3)
Foreign currency translation adjustment, net of tax	(1.1)	0.4	(0.8)	(1.1)
Other comprehensive (loss) income	(1.1)	(3.4)	(7.4)	0.5
Total comprehensive income	$69.3	$76.9	$262.0	$247.6

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Shareholders’
(In millions)	Shares	Amount	Capital	Income	Earnings	Equity
Balance as of December 31, 2022	154.3	$1.5	$2,843.1	$15.3	$636.6	$3,496.5
Net income	—	—	—	—	80.3	80.3
Interest rate swaps	—	—	—	(3.8)	—	(3.8)
Foreign currency translation adjustment	—	—	—	0.4	—	0.4
Issuance of common stock under stock-based compensation plans	0.2	—	(1.0)	—	—	(1.0)
Stock-based compensation expense	—	—	9.3	—	—	9.3
Balance as of April 1, 2023	154.5	$1.5	$2,851.4	$11.9	$716.9	$3,581.7

Balance as of December 30, 2023	153.9	$1.5	$2,786.5	$7.7	$1,066.0	$3,861.7
Net income	—	—	—	—	70.4	70.4
Foreign currency translation adjustment	—	—	—	(1.1)	—	(1.1)
Issuance of common stock under stock-based compensation plans	0.1	—	(2.0)	—	—	(2.0)
Issuance of common stock under employee stock purchase plan	0.2	—	15.5	—	—	15.5
Stock-based compensation expense	—	—	8.9	—	—	8.9
Balance as of March 30, 2024	154.2	$1.5	$2,808.9	$6.6	$1,136.4	$3,953.4

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Shareholders’
(In millions)	Shares	Amount	Capital	Income	Earnings	Equity
Balance as of July 2, 2022	153.6	$1.5	$2,816.8	$11.4	$469.8	$3,299.5
Net income	—	—	—	—	247.1	247.1
Interest rate swaps	—	—	—	1.6	—	1.6
Foreign currency translation adjustment	—	—	—	(1.1)	—	(1.1)
Issuance of common stock under stock-based compensation plans	0.7	—	(9.7)	—	—	(9.7)
Issuance of common stock under employee stock purchase plan	0.2	—	14.3	—	—	14.3
Stock-based compensation expense	—	—	30.0	—	—	30.0
Balance as of April 1, 2023	154.5	$1.5	$2,851.4	$11.9	$716.9	$3,581.7

Balance as of July 1, 2023	154.5	1.5	2,863.0	14.0	867.0	3,745.5
Net income	—	—	—	—	269.4	269.4
Interest rate swaps	—	—	—	(6.6)	—	(6.6)
Foreign currency translation adjustment	—	—	—	(0.8)	—	(0.8)
Issuance of common stock under stock-based compensation plans	0.8	—	(19.8)	—	—	(19.8)
Issuance of common stock under employee stock purchase plan	0.2	—	15.5	—	—	15.5
Common stock repurchased	(1.3)	—	(78.1)	—	—	(78.1)
Stock-based compensation expense	—	—	28.3	—	—	28.3
Balance as of March 30, 2024	154.2	$1.5	$2,808.9	$6.6	$1,136.4	$3,953.4

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

($ in millions)	Nine Months Ended March 30, 2024	Nine Months Ended April 1, 2023
Cash flows from operating activities:
Net income	$269.4	$247.1
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	260.8	232.2
Amortization of intangible assets	151.1	137.0
Amortization of deferred financing costs	8.0	7.7
Provision for losses on accounts receivables	15.6	9.5
Change in LIFO reserve	50.5	68.3
Stock compensation expense	31.7	33.1
Deferred income tax (benefit) expense	(5.4)	5.4
Change in fair value of derivative assets and liabilities	(4.5)	19.9
Other non-cash activities	(4.3)	(2.7)
Changes in operating assets and liabilities, net
Accounts receivable	37.1	18.0
Inventories	257.2	170.5
Income taxes receivable	(32.5)	(31.4)
Prepaid expenses and other assets	(71.2)	(2.1)
Trade accounts payable and outstanding checks in excess of deposits	27.8	(141.2)
Accrued expenses and other liabilities	(34.6)	(114.1)
Net cash provided by operating activities	956.7	657.2
Cash flows from investing activities:
Purchases of property, plant and equipment	(244.4)	(177.2)
Net cash paid for acquisitions	(307.9)	(63.9)
Proceeds from sale of property, plant and equipment and other	19.3	21.6
Net cash used in investing activities	(533.0)	(219.5)
Cash flows from financing activities:
Net payments under ABL Facility	(249.1)	(380.6)
Payments under finance lease obligations	(87.8)	(64.7)
Proceeds from employee stock purchase plan	15.5	14.3
Proceeds from exercise of stock options	1.7	2.9
Cash paid for shares withheld to cover taxes	(21.5)	(12.6)
Repurchases of common stock	(78.1)	—
Other financing activities	(0.3)	(0.3)
Net cash used in financing activities	(419.6)	(441.0)
Net increase (decrease) in cash and restricted cash	4.1	(3.3)
Cash and restricted cash, beginning of period	20.0	18.7
Cash and restricted cash, end of period	$24.1	$15.4

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

(In millions)	As of March 30, 2024	As of July 1, 2023
Cash	$16.5	$12.7
Restricted cash(1)	7.6	7.3
Total cash and restricted cash	$24.1	$20.0

(1)
Restricted cash is reported within Other assets and represents the amounts required by insurers to collateralize a part of the deductibles for the Company’s workers’ compensation and liability claims.

Supplemental disclosures of cash flow information are as follows:

(In millions)	Nine Months Ended March 30, 2024	Nine Months Ended April 1, 2023
Cash paid during the year for:
Interest	$173.4	$152.8
Income tax payments net of refunds	137.0	112.6

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

Share Repurchase Program

On November 16, 2022, the Board of Directors of the Company authorized a share repurchase program for up to $300 million of the Company’s outstanding common stock. This authorization replaced the previously authorized $250 million share repurchase program. The share repurchase program has an expiration date of November 16, 2026 and may be amended, suspended, or discontinued at any time at the Company’s discretion, subject to compliance with applicable laws. The Company did not repurchase any shares of common stock during the three months ended March 30, 2024. During the nine months ended March 30, 2024, the Company repurchased and subsequently retired 1.3 million shares of common stock, for a total of $78.1 million or an average cost of $58.83 per share. As of March 30, 2024, approximately $210.6 million remained available for additional share repurchases.

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

The Company has customer contracts in which incentives are paid upfront to certain customers. These payments have become industry practice and are not related to financing the customer’s business, nor are they associated with any distinct good or service to be received from the customer. These incentive payments are capitalized and amortized over the life of the contract or the expected life of the customer relationship on a straight-line basis. The Company’s contract asset for these incentives totaled $51.0 million and $32.5 million as of March 30, 2024 and July 1, 2023, respectively.

5. Business Combinations

During the first nine months of fiscal 2024, the Company paid cash of $307.9 million for two acquisitions. These acquisitions are reported in the Vistar and Corporate and All Other segments. During the first nine months of fiscal 2023, the Company paid cash of $63.9 million for one acquisition which is reported in the Corporate and All Other segment. Adjustments related to prior quarters are primarily the result of net working capital adjustments. These acquisitions did not materially affect the Company's results of operations.

Assets acquired and liabilities assumed are recognized at their respective fair values as of the acquisition date. The following table summarizes the preliminary purchase price allocation for each major class of assets acquired and liabilities assumed for the two acquisitions in the first nine months of fiscal 2024:

(In millions)	Fiscal 2024
Net working capital	$22.5
Goodwill	116.8
Intangible assets with definite lives:
Customer relationships	120.2
Trade names and trademarks	21.4
Technology	0.5
Non-Compete	7.8
Property, plant and equipment	73.0
ROU Assets	9.0
Other assets	1.1
Deferred tax liabilities	(45.1)
Operating lease obligations	(9.0)
Finance lease obligations	(10.3)
Total purchase price	$307.9

Intangible assets consist primarily of customer relationships, trade names, non-compete agreements, and technology with useful lives of two to seven years, and a total weighted-average useful life of 4.6 years. The excess of the estimated fair value of the assets acquired and the liabilities assumed over consideration paid was recorded as $116.8 million of goodwill.

6. Debt

The Company is a holding company and conducts its operations through its subsidiaries, which have incurred or guaranteed indebtedness as described below.

Debt consisted of the following:

(In millions)	As of March 30, 2024	As of July 1, 2023
Credit Agreement	$904.9	$1,154.0
6.875% Notes due 2025, effective interest rate 7.211%	275.0	275.0
5.500% Notes due 2027, effective interest rate 5.930%	1,060.0	1,060.0
4.250% Notes due 2029, effective interest rate 4.439%	1,000.0	1,000.0
Less: Original issue discount and deferred financing costs	(24.5)	(28.9)
Long-term debt	3,215.4	3,460.1
Less: current installments	-	-
Total debt, excluding current installments	$3,215.4	$3,460.1

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

Performance Food Group, Inc. is the lead borrower under the ABL Facility, which is jointly and severally guaranteed by, and secured by the majority of the assets of, PFGC and all material domestic direct and indirect wholly-owned subsidiaries of PFGC (other than the captive insurance subsidiary and other excluded subsidiaries). Availability for loans and letters of credit under the ABL

Facility is governed by a borrowing base, determined by the application of specified advance rates against eligible assets, including trade accounts receivable, inventory, owned real property, and owned transportation equipment. The borrowing base is reduced quarterly by a cumulative fraction of the real property and transportation equipment values. Advances on accounts receivable and inventory are subject to change based on periodic commercial finance examinations and appraisals, and the real property and transportation equipment values included in the borrowing base are subject to change based on periodic appraisals. Audits and appraisals are conducted at the direction of the administrative agent for the benefit and on behalf of all lenders.

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

The following table summarizes outstanding borrowings, availability, and the average interest rate under the Company's ABL Facility:

(Dollars in millions)	As of March 30, 2024	As of July 1, 2023
Aggregate borrowings	$904.9	$1,154.0
Letters of credit	171.2	172.2
Excess availability, net of lenders’ reserves of $95.0 and $99.7	2,923.9	2,673.8
Average interest rate, excluding impact of interest rate swaps	6.70%	6.35%

On April 19, 2024, Performance Food Group, Inc. elected to exercise its optional redemption rights to redeem all of its outstanding 6.875% Senior Notes due 2025 (the “Notes due 2025”) in the aggregate principal amount of $275.0 million. Performance Food Group, Inc. redeemed the Notes due 2025 on May 1, 2024 (the “Redemption Date”) at a redemption price equal to 100% of the aggregate principal amount of the Notes due 2025, plus accrued and unpaid interest thereon to, but not including, the Redemption Date, in accordance with the terms and conditions set forth in the indenture governing the Notes due 2025.

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

Certain of the leases for tractors, trailers, and other vehicles and equipment provide for residual value guarantees to the lessors. Circumstances that would require the subsidiary to perform under the guarantees include either (1) default on the leases with the leased assets being sold for less than the specified residual values in the lease agreements, or (2) decisions not to purchase the assets at the end of the lease terms combined with the sale of the assets, with sales proceeds less than the residual value of the leased assets specified in the lease agreements. Residual value guarantees under these operating lease agreements typically range between 6% and 20% of the value of the leased assets at inception of the lease. These leases have original terms ranging from 5 to 10 years and are set to expire at various dates ranging from 2024 to 2032. As of March 30, 2024, the undiscounted maximum amount of potential future payments for lease residual value guarantees totaled approximately $11.1 million, which would be mitigated by the fair value of the leased assets at lease expiration.

The following table presents the location of the right-of-use assets and lease liabilities in the Company's consolidated balance sheet as of March 30, 2024 and July 1, 2023 (in millions), as well as the weighted-average lease term and discount rate for the Company's leases:

Leases	Consolidated Balance Sheet Location	As of March 30, 2024	As of July 1, 2023
Assets:
Operating	Operating lease right-of-use assets	$861.0	$703.6
Finance	Property, plant and equipment, net	736.3	566.2
Total lease assets		$1,597.3	$1,269.8
Liabilities:
Current
Operating	Operating lease obligations—current installments	$108.6	$105.5
Finance	Finance lease obligations—current installments	128.8	102.6
Non-current
Operating	Operating lease obligations, excluding current installments	801.7	628.9
Finance	Finance lease obligations, excluding current installments	589.3	447.3
Total lease liabilities		$1,628.4	$1,284.3

Weighted average remaining lease term
Operating leases		10.8 years	8.7 years
Finance leases		5.9 years	5.7 years
Weighted average discount rate
Operating leases		5.3%	4.7%
Finance leases		4.9%	4.2%

The following table presents the location of lease costs in the Company’s consolidated statement of operations for the periods reported (in millions):

		Three Months Ended		Nine Months Ended
Lease Cost	Statement of Operations Location	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Finance lease cost:
Amortization of finance lease assets	Operating expenses	$30.6	$21.9	$84.4	$63.5
Interest on lease liabilities	Interest expense	8.9	5.0	23.4	13.7
Total finance lease cost		$39.5	$26.9	$107.8	$77.2
Operating lease cost	Operating expenses	40.4	36.5	120.7	110.4
Short-term lease cost	Operating expenses	14.1	20.7	46.9	55.4
Total lease cost		$94.0	$84.1	$275.4	$243.0

The following table presents the supplemental cash flow information related to leases for the periods reported (in millions):

	Nine Months Ended
(In millions)	March 30, 2024	April 1, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$109.0	$101.9
Operating cash flows from finance leases	23.4	13.7
Financing cash flows from finance leases	87.8	64.7
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	246.5	129.0
Finance leases	245.7	108.2

The following table presents the future minimum lease payments under non-cancelable leases as of March 30, 2024 (in millions):

Fiscal Year	Operating Leases	Finance Leases
2024	$39.1	$40.7
2025	152.1	159.8
2026	132.6	154.9
2027	120.1	138.8
2028	109.4	112.8
Thereafter	711.5	228.9
Total future minimum lease payments	$1,264.8	$835.9
Less: Interest	354.5	117.8
Present value of future minimum lease payments	$910.3	$718.1

As of March 30, 2024, the Company had additional operating and finance leases that had not yet commenced which total $777.1 million in future minimum lease payments. These leases relate primarily to build-to-suit warehouse leases which will replace existing distribution centers and will commence upon building completion with terms of 15 to 25 years. In addition, these leases include vehicle leases expected to commence in fiscal 2024 with lease terms of 2 to 10 years.

8. Fair Value of Financial Instruments

The carrying values of cash, accounts receivable, outstanding checks in excess of deposits, trade accounts payable, and accrued expenses approximate their fair values because of the relatively short maturities of those instruments. The derivative assets and liabilities are recorded at fair value on the balance sheet. The fair value of long-term debt, which has a carrying value of $3,215.4 million and $3,460.1 million, is $3,136.5 million and $3,338.2 million at March 30, 2024 and July 1, 2023, respectively, and is determined by reviewing current market pricing related to comparable debt issued at the time of the balance sheet date, and is considered a Level 2 measurement.

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

The Company’s effective tax rate was 27.3% for the three months ended March 30, 2024 and 28.1% for the three months ended April 1, 2023. The Company's effective tax rate was 27.5% for the nine months ended March 30, 2024 and 26.9% for the nine months ended April 1, 2023. The effective tax rate varies from the 21% statutory rate primarily due to state taxes, federal credits, and other permanent items. The excess tax benefit of exercised and vested stock awards is treated as a discrete item. The effective tax rate for the three months ended March 30, 2024 differed from the prior year period primarily due to a decrease in foreign taxes as a percentage of income, partially offset by an increase in non-deductible expenses and state taxes as a percentage of income. The effective tax rate for the nine months ended March 30, 2024 differed from the prior year period primarily due to an increase in non-deductible expenses and state and foreign taxes as a percentage of income, partially offset by an increase in deductible discrete items related to stock-based compensation.

As of March 30, 2024 and July 1, 2023, the Company had net deferred tax assets of $190.7 million and $178.5 million, respectively, and deferred tax liabilities of $673.8 million and $624.7 million, respectively. As of March 30, 2024 and July 1, 2023, the Company had established a valuation allowance of $2.1 million, net of federal benefit, against deferred tax assets related to certain net operating losses and certain other losses which are not likely to be realized due to limitations on utilization. The change in the deferred tax balances relates primarily to deferred taxes established in purchase accounting. The Company believes that it is more likely than not that the remaining deferred tax assets will be realized.

10. Commitments and Contingencies

Purchase Obligations

The Company had outstanding contracts and purchase orders of $318.2 million related to capital projects and services including purchases of compressed natural gas for its trucking fleet at March 30, 2024. Amounts due under these contracts were not included on the Company’s consolidated balance sheet as of March 30, 2024.

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

11. Related-Party Transactions

The Company participates in, and has an equity method investment in, a purchasing alliance that was formed to obtain better pricing, to expand product options, to reduce internal costs, and to achieve greater inventory turnover. The Company’s investment in the purchasing alliance was $11.6 million as of March 30, 2024 and $9.9 million as of July 1, 2023. For the three-month periods ended March 30, 2024 and April 1, 2023, the Company recorded purchases of $526.7 million and $491.3 million, respectively, through the purchasing alliance. For the nine-month periods ended March 30, 2024 and April 1, 2023, the Company recorded purchases of $1,597.3 million and $1,456.9 million, respectively, through the purchasing alliance.

12. Earnings Per Common Share

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is calculated using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. The Company’s potential common shares include outstanding stock-based compensation awards and expected issuable shares under the employee stock purchase plan. In computing diluted earnings per common share, the average closing stock price for the period is used in determining the number of shares assumed to be purchased with the assumed proceeds under the treasury stock method. No potential common shares were considered antidilutive for the three months ended March 30, 2024 and the three months ended April 1, 2023. Potential common shares of 0.1 million and 0.1 million for the nine months ended March 30, 2024 and the nine months ended April 1, 2023, respectively, were not included in computing diluted earnings per common share because the effect would have been antidilutive.

A reconciliation of the numerators and denominators for the basic and diluted earnings per common share computations is as follows:

(In millions, except per share amounts)	Three Months Ended March 30, 2024	Three Months Ended April 1, 2023	Nine Months Ended March 30, 2024	Nine Months Ended April 1, 2023
Numerator:
Net income	$70.4	$80.3	$269.4	$247.1
Denominator:
Weighted-average common shares outstanding	154.3	154.5	154.4	154.1
Dilutive effect of potential common shares	1.8	2.0	1.8	2.0
Weighted-average dilutive shares outstanding	156.1	156.5	156.2	156.1
Basic earnings per common share	$0.46	$0.52	$1.74	$1.60
Diluted earnings per common share	$0.45	$0.51	$1.72	$1.58

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

Intersegment sales represent sales between the segments, which are eliminated in consolidation.

(In millions)	Foodservice	Vistar	Convenience	Corporate & All Other	Eliminations	Consolidated
For the three months ended March 30, 2024
Net external sales	$7,008.7	$1,132.8	$5,640.1	$76.1	$—	$13,857.7
Inter-segment sales	6.8	1.0	—	155.5	(163.3)	—
Total sales	7,015.5	1,133.8	5,640.1	231.6	(163.3)	13,857.7
Depreciation and amortization	74.7	12.8	38.7	13.1	—	139.3
Capital expenditures	68.7	13.8	10.1	4.7	—	97.3
For the three months ended April 1, 2023
Net external sales	$6,941.2	$1,114.0	$5,681.3	$34.8	$—	$13,771.3
Inter-segment sales	5.0	0.8	—	149.3	(155.1)	—
Total sales	6,946.2	1,114.8	5,681.3	184.1	(155.1)	13,771.3
Depreciation and amortization	70.9	10.4	36.7	6.8	—	124.8
Capital expenditures	60.6	4.2	8.1	6.2	—	79.1

(In millions)	Foodservice	Vistar	Convenience	Corporate & All Other	Eliminations	Consolidated
For the Nine Months Ended March 30, 2024
Net external sales	$21,354.0	$3,583.4	$17,918.5	$236.1	$—	$43,092.0
Inter-segment sales	17.8	2.7	—	463.6	(484.1)	—
Total sales	21,371.8	3,586.1	17,918.5	699.7	(484.1)	43,092.0
Depreciation and amortization	218.0	36.0	113.6	44.3	—	411.9
Capital expenditures	161.3	32.4	22.0	28.7	—	244.4
For the Nine Months Ended April 1, 2023
Net external sales	$21,157.3	$3,321.6	$17,832.3	$78.3	$—	$42,389.5
Inter-segment sales	15.5	2.2	—	412.1	(429.8)	—
Total sales	21,172.8	3,323.8	17,832.3	490.4	(429.8)	42,389.5
Depreciation and amortization	208.7	31.7	110.0	18.8	—	369.2
Capital expenditures	137.2	8.7	21.6	9.7	—	177.2

Adjusted EBITDA for each reportable segment and Corporate & All Other is presented below along with a reconciliation to consolidated income before taxes.

	Three Months Ended		Nine Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Foodservice Adjusted EBITDA	$219.3	$220.0	$689.4	$670.3
Vistar Adjusted EBITDA	72.9	73.1	255.1	239.7
Convenience Adjusted EBITDA	70.9	73.2	249.1	248.1
Corporate & All Other Adjusted EBITDA	(42.4)	(51.6)	(143.7)	(179.9)
Depreciation and amortization	(139.3)	(124.8)	(411.9)	(369.2)
Interest expense	(57.1)	(55.9)	(174.6)	(162.0)
Change in LIFO reserve	(9.5)	(16.5)	(50.5)	(68.3)
Stock-based compensation expense	(10.0)	(10.2)	(31.7)	(33.1)
Gain (loss) on fuel derivatives	0.6	(2.7)	2.3	(5.2)
Acquisition, integration & reorganization expenses	(5.4)	(1.4)	(19.1)	(7.2)
Other adjustments (1)	(3.2)	8.6	7.4	4.7
Income before taxes	$96.8	$111.8	$371.8	$337.9
(1)
Other adjustments include asset impairments, gains and losses on disposal of fixed assets, amounts related to favorable and unfavorable leases, foreign currency transaction gains and losses, and franchise tax expense.

Total assets by reportable segment, excluding intercompany receivables between segments, are as follows:

(In millions)	As of March 30, 2024	As of July 1, 2023
Foodservice	$6,794.2	$6,511.6
Vistar	1,431.4	1,292.7
Convenience	3,824.1	4,226.2
Corporate & All Other	824.2	468.5
Total assets	$12,873.9	$12,499.0

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

In calculating Adjusted EBITDA, we add back certain non-cash, non-recurring, and other items as permitted or required by our ABL Facility and indentures. Adjusted EBITDA among other things:

•
does not include non-cash stock-based employee compensation expense, changes in the last in, first out ("LIFO") reserve, and other non-cash charges; and
•
does not include acquisition, restructuring, and other costs incurred to realize future cost savings and enhance our operations.

We have included the calculation of Adjusted EBITDA for the periods presented.

Results of Operations and Adjusted EBITDA

The following table sets forth a summary of our results of operations and Adjusted EBITDA for the periods indicated (in millions, except per share data):

	Three Months Ended
	March 30, 2024	April 1, 2023	Change	%
Net sales	$13,857.7	$13,771.3	$86.4	0.6
Cost of goods sold	12,288.8	12,259.4	29.4	0.2
Gross profit	1,568.9	1,511.9	57.0	3.8
Operating expenses	1,414.0	1,343.1	70.9	5.3
Operating profit	154.9	168.8	(13.9)	(8.2)
Other expense, net
Interest expense	57.1	55.9	1.2	2.1
Other, net	1.0	1.1	(0.1)	9.1
Other expense, net	58.1	57.0	1.1	1.9
Income before income taxes	96.8	111.8	(15.0)	(13.4)
Income tax expense	26.4	31.5	(5.1)	(16.2)
Net income (GAAP)	$70.4	$80.3	$(9.9)	(12.3)
Adjusted EBITDA (Non-GAAP)	$320.7	$314.7	$6.0	1.9
Weighted-average common shares outstanding:
Basic	154.3	154.5	(0.2)	(0.1)
Diluted	156.1	156.5	(0.4)	(0.3)
Earnings per common share:
Basic	$0.46	$0.52	$(0.06)	(11.5)
Diluted	$0.45	$0.51	$(0.06)	(11.8)

	For the Nine Months Ended
	March 30, 2024	April 1, 2023	Change	%
Net sales	$43,092.0	$42,389.5	$702.5	1.7
Cost of goods sold	38,262.1	37,802.9	459.2	1.2
Gross profit	4,829.9	4,586.6	243.3	5.3
Operating expenses	4,284.9	4,082.6	202.3	5.0
Operating profit	545.0	504.0	41.0	8.1
Other expense, net
Interest expense	174.6	162.0	12.6	7.8
Other, net	(1.4)	4.1	(5.5)	(134.1)
Other expense, net	173.2	166.1	7.1	4.3
Income before income taxes	371.8	337.9	33.9	10.0
Income tax expense	102.4	90.8	11.6	12.8
Net income (GAAP)	$269.4	$247.1	$22.3	9.0
Adjusted EBITDA (Non-GAAP)	$1,049.9	$978.2	$71.7	7.3
Weighted-average common shares outstanding:
Basic	154.4	154.1	0.3	0.2
Diluted	156.2	156.1	0.1	0.1
Earnings per common share:
Basic	$1.74	$1.60	$0.14	8.7
Diluted	$1.72	$1.58	$0.14	8.9

We believe that the most directly comparable GAAP measure to Adjusted EBITDA is net income. The following table reconciles Adjusted EBITDA to net income for the periods presented:

	Three Months Ended		Nine Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
	(In millions)		(In millions)
Net income (GAAP)	$70.4	$80.3	$269.4	$247.1
Interest expense	57.1	55.9	174.6	162.0
Income tax expense	26.4	31.5	102.4	90.8
Depreciation	90.7	78.7	260.8	232.2
Amortization of intangible assets	48.6	46.1	151.1	137.0
Change in LIFO reserve (1)	9.5	16.5	50.5	68.3
Stock-based compensation expense	10.0	10.2	31.7	33.1
(Gain) loss on fuel derivatives	(0.6)	2.7	(2.3)	5.2
Acquisition, integration & reorganization expenses (2)	5.4	1.4	19.1	7.2
Other adjustments (3)	3.2	(8.6)	(7.4)	(4.7)
Adjusted EBITDA (Non-GAAP)	$320.7	$314.7	$1,049.9	$978.2

(1)
Includes a decrease in the LIFO reserve of $1.2 million for Foodservice and an increase of $10.7 million for Convenience for the third quarter of fiscal 2024 compared to a decrease of $13.1 million for Foodservice and an increase of $29.6 million for Convenience for the third quarter of fiscal 2023. The LIFO reserve decreased $0.6 million for Foodservice and increased $51.1 million for Convenience for the first nine months of fiscal 2024 compared to a decrease of $15.1 million for Foodservice and an increase of $83.4 million for Convenience for the first nine months of fiscal 2023.
(2)
Includes professional fees and other costs related to completed and abandoned acquisitions, costs of integrating certain of our facilities, and facility closing costs.
(3)
Includes $8.1 million gain on the sale of a Foodservice warehouse facility for the nine months ended March 30, 2024, $10.8 million gain on the sale of a Vistar warehouse facility for the three and nine months ended April 1, 2023, as well as asset impairments, insurance proceeds due to hurricane and other weather related events, amounts related to favorable and unfavorable leases, foreign currency transaction gains and losses, franchise tax expense, and other adjustments permitted by our ABL Facility.

Consolidated Results of Operations

Three and nine months ended March 30, 2024 compared to the three and nine months ended April 1, 2023

Net Sales

Net sales growth is a function of acquisitions, case growth, pricing (which is primarily based on product inflation/deflation), and a changing mix of customers, channels, and product categories sold.

Net sales increased $86.4 million, or 0.6%, from the third quarter of fiscal 2023 to the third quarter of fiscal 2024 due to case volume growth in our independent Foodservice business, as well as recent acquisitions, partially offset by case declines in our Convenience business. Total case volume growth was impacted by bad weather during the third quarter of fiscal 2024. Net sales increased $702.5 million, or 1.7%, for the first nine months of fiscal 2024 compared to the first nine months of fiscal 2023, primarily attributable to growth in cases sold. Total case volume decreased 0.2% and increased 1.7% during the third quarter and first nine months of fiscal 2024, respectively. Total organic case volume decreased 0.6% in the third quarter of fiscal 2024 and increased 1.4%, in the first nine months of fiscal 2024, compared to the same periods of fiscal 2023. Total organic case volume benefited from an increase of 4.3% and 6.9% in organic independent cases sold during the third quarter and first nine months of fiscal 2024, respectively, as well as growth in Performance Brands and case growth in vending and value store channels in Vistar.

Gross Profit

Gross profit increased $57.0 million, or 3.8%, for the third quarter of fiscal 2024 compared to the third quarter of fiscal 2023. The increase in gross profit for the third quarter of fiscal 2024 was primarily driven by a favorable shift in the mix of cases sold, including growth in the independent channel and Performance Brands, as well as cost of goods sold optimization through procurement efficiencies, and recent acquisitions. Gross profit increased $243.3 million, or 5.3%, for the first nine months of fiscal 2024 compared to the first nine months of fiscal 2023. The increase in gross profit for the first nine months of fiscal 2024 was primarily driven by cost of goods sold optimization through procurement efficiencies, as well as growth in cases sold, including growth in the independent channel, and recent acquisitions. Independent customers typically receive more services from us, cost more to serve, and pay a higher gross profit per case than other customers.

Operating Expenses

Operating expenses increased $70.9 million, or 5.3%, for the third quarter of fiscal 2024 compared to the third quarter of fiscal 2023. The increase in operating expenses was primarily driven by a $31.3 million increase in personnel expense primarily related to wages, commissions, and benefits, a $12.3 million increase in insurance expense primarily related to vehicle liability and workers’ compensation, and a $9.2 million increase in repairs and maintenance expense primarily related to transportation equipment, partially offset by a $7.0 million decrease in fuel expense primarily due to lower fuel prices in the third quarter of fiscal 2024 as compared to the prior year period.

Operating expenses increased $202.3 million, or 5.0%, for the first nine months of fiscal 2024 compared to the first nine months of fiscal 2023. The increase in operating expenses for the first nine months of fiscal 2024 was primarily driven by a $106.2 million increase in personnel expenses primarily related to wages, commissions, and benefits, a $43.7 million increase in insurance expense primarily related to vehicle liability and workers’ compensation, and a $35.5 million increase in repairs and maintenance expense primarily related to transportation equipment for the first nine months of fiscal 2024 compared to the prior year period. These increases were partially offset by a $35.1 million decrease in fuel expense primarily due to lower fuel prices for the first nine months of fiscal 2024 compared to the prior year period.

Depreciation and amortization of intangible assets increased from $124.8 million in the third quarter of fiscal 2023 to $139.3 million in the third quarter of fiscal 2024. Depreciation and amortization of intangible assets increased from $369.2 million in the first nine months of fiscal 2023 to $411.9 million in the first nine months of fiscal 2024. Depreciation and amortization of intangible assets increased as a result of recent acquisitions, accelerated amortization of certain customer relationships and trade names, and an increase in transportation equipment under finance leases.

Net Income

Net income decreased $9.9 million, or 12.3%, for the third quarter of fiscal 2024 compared to the third quarter of fiscal 2023 driven by the decrease in operating profit, partially offset by a decrease in income tax expense. Net income increased $22.3 million, or 9.0%, for the first nine months of fiscal 2024 compared to the first nine months of fiscal 2023 due to the increase in operating profit and an increase in other income, partially offset by increases in interest expense and income tax expense. The increase in other income for the first nine months of fiscal 2024 primarily relates to realized and unrealized gains for fuel hedging instruments. The increase in interest expense was primarily the result of an increase in the average interest rate during the first nine months of fiscal 2024 compared to the prior year period.

The Company reported income tax expense of $26.4 million and $102.4 million for the third quarter and first nine months of fiscal 2024, respectively, compared to income tax expense of $31.5 million and $90.8 million for the third quarter and first nine months of fiscal 2023, respectively. Our effective tax rate for the third quarter of fiscal 2024 was 27.3%, compared to 28.1% for the third quarter of fiscal 2023. The effective tax rate for the three months ended March 30, 2024 differed from the prior year period primarily due to a decrease in foreign taxes as a percentage of income, partially offset by an increase in non-deductible expenses and state taxes as a percentage of income. Our effective tax rate for the first nine months of fiscal 2024 was 27.5%, compared to 26.9% for the first nine months of fiscal 2023. The effective tax rate for the nine months ended March 30, 2024 differed from the prior year period primarily due to an increase in non-deductible expenses and state and foreign taxes as a percentage of income, partially offset by an increase in deductible discrete items related to stock-based compensation.

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

The following tables set forth net sales and Adjusted EBITDA by segment for the periods indicated (dollars in millions):

Net Sales

	Three Months Ended
	March 30, 2024	April 1, 2023	Change	%
Foodservice	$7,015.5	$6,946.2	$69.3	1.0
Vistar	1,133.8	1,114.8	19.0	1.7
Convenience	5,640.1	5,681.3	(41.2)	(0.7)
Corporate & All Other	231.6	184.1	47.5	25.8
Intersegment Eliminations	(163.3)	(155.1)	(8.2)	(5.3)
Total net sales	$13,857.7	$13,771.3	$86.4	0.6

	Nine Months Ended
	March 30, 2024	April 1, 2023	Change	%
Foodservice	$21,371.8	$21,172.8	$199.0	0.9
Vistar	3,586.1	3,323.8	262.3	7.9
Convenience	17,918.5	17,832.3	86.2	0.5
Corporate & All Other	699.7	490.4	209.3	42.7
Intersegment Eliminations	(484.1)	(429.8)	(54.3)	(12.6)
Total net sales	$43,092.0	$42,389.5	$702.5	1.7

Adjusted EBITDA

	Three Months Ended
	March 30, 2024	April 1, 2023	Change	%
Foodservice	$219.3	$220.0	$(0.7)	(0.3)
Vistar	72.9	73.1	(0.2)	(0.3)
Convenience	70.9	73.2	(2.3)	(3.1)
Corporate & All Other	(42.4)	(51.6)	9.2	17.8
Total Adjusted EBITDA	$320.7	$314.7	$6.0	1.9

	Nine Months Ended
	March 30, 2024	April 1, 2023	Change	%
Foodservice	$689.4	$670.3	$19.1	2.8
Vistar	255.1	239.7	15.4	6.4
Convenience	249.1	248.1	1.0	0.4
Corporate & All Other	(143.7)	(179.9)	36.2	20.1
Total Adjusted EBITDA	$1,049.9	$978.2	$71.7	7.3

Segment Results—Foodservice

Three and nine months ended March 30, 2024, compared to the three and nine months ended April 1, 2023

Net Sales

Net sales for Foodservice increased $69.3 million, or 1.0%, from the third quarter of fiscal 2023 to the third quarter of fiscal 2024 and increased $199.0 million, or 0.9%, from the first nine months of fiscal 2023 to the first nine months of fiscal 2024. These increases in net sales were driven by case volume growth in our independent business. Chain and other Foodservice business case volume was flat for the third quarter of fiscal 2024 compared to the prior year period. Total Foodservice case volume growth was impacted by bad weather in January. Securing new and expanding business with independent customers resulted in organic independent case growth of 4.3% in the third quarter of fiscal 2024 and approximately 6.9% in the first nine months of fiscal 2024, compared to the prior year periods. For the quarter, independent sales as a percentage of total Foodservice sales were 38.8%. Overall product cost inflation was 0.6% for the third quarter of fiscal 2024 and product cost deflation was 0.8% for the first nine months of fiscal 2024.

Adjusted EBITDA

Adjusted EBITDA for Foodservice decreased $0.7 million, or 0.3%, from the third quarter of fiscal 2023 to the third quarter of fiscal 2024. This decrease was the result of an increase in operating expenses, partially offset by an increase in gross profit. Adjusted EBITDA for Foodservice increased $19.1 million, or 2.8%, from the first nine months of fiscal 2023 to the first nine months of fiscal

2024. This increase was the result of an increase in gross profit, offset by an increase in operating expenses. Gross profit contributing to Foodservice's Adjusted EBITDA increased $28.0 million, or 3.0%, in the third quarter of fiscal 2024 and increased $134.2 million, or 4.7% in the first nine months of fiscal 2024, compared to the prior year periods. The increase in gross profit was driven by a favorable shift in the mix of cases sold and growth in cases sold, including more Performance Brands products sold to our independent customers.

Operating expenses impacting Foodservice's Adjusted EBITDA increased $28.9 million, or 4.0%, from the third quarter of fiscal 2023 to the third quarter of fiscal 2024. Operating expenses increased primarily as a result of a $26.0 million increase in personnel expenses primarily related to wages, commissions, and benefits due primarily to an increase in full-time employees, and a $5.0 million increase in insurance expense primarily related to vehicle liability and workers' compensation, partially offset by a $3.8 million decrease in fuel expense primarily due to lower fuel prices, compared to the prior year period.

Operating expenses impacting Foodservice's Adjusted EBITDA increased $115.5 million, or 5.3%, from the first nine months of fiscal 2023 to the first nine months of fiscal 2024. Operating expenses increased primarily as a result of a $83.1 million increase in personnel expenses primarily related to wages, commissions, and benefits due primarily to an increase in full-time employees, a $20.7 million increase in insurance expense primarily related to vehicle liability and workers' compensation, and an increase of $8.3 million of repairs and maintenance expense primarily related to transportation equipment, compared to the prior year period.

Depreciation and amortization of intangible assets recorded in this segment increased from $70.9 million in the third quarter of fiscal 2023 to $74.7 million in the third quarter of fiscal 2024 and increased from $208.7 million in the first nine months of fiscal 2023 to $218.0 million in the first nine months of fiscal 2024 as a result of an increase in transportation equipment under finance leases, partially offset by amortization of certain customer relationships in the prior year.

Segment Results—Vistar

Three and nine months ended March 30, 2024, compared to the three and nine months ended April 1, 2023

Net Sales

Net sales for Vistar increased $19.0 million, or 1.7%, from the third quarter of fiscal 2023 to the third quarter of fiscal 2024. This increase in net sales was driven primarily by a recent acquisition. Net sales for Vistar increased $262.3 million, or 7.9%, from the first nine months of fiscal 2023 to the first nine months of fiscal 2024. This increase in net sales was driven primarily by a recent acquisition, an increase in selling price per case as a result of inflation, and case volume growth in the vending and value store channels in the first nine months of fiscal 2024 compared to the prior year period.

Adjusted EBITDA

Adjusted EBITDA for Vistar decreased $0.2 million, or 0.3%, from the third quarter of fiscal 2023 to the third quarter of fiscal 2024. This decrease was a result of an increase in operating expenses, partially offset by an increase in gross profit. Adjusted EBITDA for Vistar increased $15.4 million, or 6.4%, from the first nine months of fiscal 2023 to the first nine months of fiscal 2024. This increase was the result of an increase in gross profit, partially offset by an increase in operating expenses. Gross profit contributing to Vistar's Adjusted EBITDA increased $10.2 million, or 5.4%, for the third quarter of fiscal 2024 and increased $48.7 million, or 8.3%, for the first nine months of fiscal 2024 compared to the prior year periods driven by a recent acquisition and pricing improvement from procurement efficiencies, partially offset by expected decreases in inventory holding gains.

Operating expenses impacting Vistar's Adjusted EBITDA increased $9.8 million, or 8.5%, from the third quarter of fiscal 2023 to the third quarter of fiscal 2024 and increased $32.5 million, or 9.4%, from the first nine months of fiscal 2023 to the first nine months of fiscal 2024. Operating expenses increased primarily as a result of a recent acquisition and increases of $1.3 million and $4.7 million in building rent expense as a result of lease renewals and expansion, for the third quarter and first nine months of fiscal 2024, respectively, compared to the prior year periods.

Depreciation and amortization of intangible assets recorded in this segment increased from $10.4 million in the third quarter of fiscal 2023 to $12.8 million in the third quarter of fiscal 2024 and increased from $31.7 million in the first nine months of fiscal 2023 to $36.0 million in the first nine months of fiscal 2024 due primarily to a recent acquisition.

Segment Results—Convenience

Three and nine months ended March 30, 2024, compared to the three and nine months ended April 1, 2023

Net Sales

Net sales for Convenience decreased $41.2 million, or 0.7%, from the third quarter of fiscal 2023 to the third quarter of fiscal 2024. This decrease in net sales for the third quarter of fiscal 2024 was driven primarily by a decrease in cigarette carton sales and food and foodservice related cases sold, partially offset by an increase in selling price per case as a result of cigarette manufacturers’ price increases and continued inflation for food and foodservice related products. Net sales for Convenience increased $86.2 million, or 0.5%, from the first nine months of fiscal 2023 to the first nine months of fiscal 2024. This increase in net sales for the first nine months of fiscal 2024 was driven primarily by an increase in selling price per case as a result of cigarette manufacturers’ price increases and continued inflation for food and foodservice related products, partially offset by a decline in cigarette carton sales and food and foodservice related cases sold.

Adjusted EBITDA

Adjusted EBITDA for Convenience decreased $2.3 million, or 3.1%, from the third quarter of fiscal 2023 to the third quarter of fiscal 2024. This decrease was a result of a decrease in gross profit, partially offset by a decrease in operating expenses. Gross profit contributing to Convenience's Adjusted EBITDA decreased $8.0 million, or 2.1%, for the third quarter of fiscal 2024 compared to the prior year period driven by expected decreases in inventory holding gains, partially offset by pricing improvement from procurement efficiencies. Operating expenses impacting Convenience's Adjusted EBITDA decreased $7.6 million, or 2.4%, from the third quarter of fiscal 2023 to the third quarter of fiscal 2024. Operating expenses decreased primarily as a result of a $5.3 million decrease in lease expense and a $2.4 million decrease in personnel expenses from reduced contract labor and overtime, compared to the prior year period.

Adjusted EBITDA for Convenience increased $1.0 million, or 0.4%, from the first nine months of fiscal 2023 to the first nine months of fiscal 2024. This increase was a result of a decrease in operating expenses, partially offset by a decrease in gross profit. Gross profit contributing to Convenience's Adjusted EBITDA decreased $22.2 million, or 1.9%, for the first nine months of fiscal 2024 compared to the prior year period primarily due to expected decreases in inventory holding gains, partially offset by pricing improvement from procurement efficiencies. Operating expenses impacting Convenience's Adjusted EBITDA decreased $25.3 million, or 2.7%, from the first nine months of fiscal 2023 to the first nine months of fiscal 2024. Operating expenses decreased primarily as a result of a $17.4 million decrease in personnel expenses from reduced contract labor and overtime, an $11.1 million decrease in lease expense, and a $10.7 million decrease in fuel expense, partially offset by an increase of a $12.8 million of repairs and maintenance expense primarily related to transportation equipment for the first nine months of fiscal 2024 as compared to the prior year period.

Depreciation and amortization of intangible assets recorded in this segment increased from $36.7 million in the third quarter of fiscal 2023 to $38.7 million in the third quarter of fiscal 2024 and increased from $110.0 million in the first nine months of fiscal 2023 to $113.6 million in the first nine months of fiscal 2024.

Segment Results—Corporate & All Other

Three and nine months ended March 30, 2024, compared to the three and nine months ended April 1, 2023

Net Sales

Net sales for Corporate & All Other increased $47.5 million from the third quarter of fiscal 2023 to the third quarter of fiscal 2024 and increased $209.3 million from the first nine months of fiscal 2023 to the first nine months of fiscal 2024. These increases were primarily attributable to recent acquisitions within a non-reportable segment and an increase in services provided to our other segments.

Adjusted EBITDA

Adjusted EBITDA for Corporate & All Other was a negative $42.4 million for the third quarter of fiscal 2024 compared to a negative $51.6 million for the third quarter of fiscal 2023 and was a negative $143.7 million for the first nine months of fiscal 2024 compared to a negative $179.9 million for the first nine months of fiscal 2023. Corporate & All Other’s Adjusted EBITDA benefited in the third quarter and first nine months of fiscal 2024 from an increase of $7.3 million and $28.9 million in Adjusted EBITDA, respectively, from the operations of acquisitions made in the second quarter of fiscal 2023 and in the first quarter of fiscal 2024.

Depreciation and amortization of intangible assets recorded in this segment increased from $6.8 million in the third quarter of fiscal 2023 to $13.1 million in the third quarter of fiscal 2024 and increased from $18.8 million for the first nine months of fiscal 2023 to $44.3 million for the first nine months of fiscal 2024 due to recent acquisitions and amortization of certain customer relationships and trade names.

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

We are exposed to interest rate risk related to changes in interest rates for borrowings under our ABL Facility. To add stability to interest expense and manage our exposure to interest rate movements, we enter into interest rate swap agreements. These swaps are designated as cash flow hedges and involve the receipt of variable-rate amounts from a counterparty in exchange for making fixed-rate payments. As of March 30, 2024, $350.0 million of the outstanding ABL Facility balance is currently hedged under interest rate swaps which results in 86% of our total debt outstanding, including finance lease obligations, being fixed-rate debt.

On November 16, 2022, the Board of Directors authorized a new share repurchase program for up to $300 million of the Company’s outstanding common stock. This authorization replaced the previously authorized $250 million share repurchase program. The new share repurchase program has an expiration date of November 16, 2026 and may be amended, suspended, or discontinued at any time at the Company’s discretion, subject to compliance with applicable laws. Repurchases under this program depend upon marketplace conditions and other factors, including compliance with the covenants in the agreements governing our existing indebtedness. The Company did not repurchase any shares of common stock during the three months ended March 30, 2024. During the nine months ended March 30, 2024, the Company repurchased 1.3 million shares of the Company's common stock for a total of $78.1 million. As of March 30, 2024, $210.6 million remained available for share repurchases.

Our contractual cash requirements over the next 12 months and beyond relate to our long-term debt and associated interest payments, operating and finance leases, and purchase obligations. For information regarding the Company’s expected cash requirements related to long-term debt and operating and finance leases, see Note 6. Debt and Note 7. Leases, respectively, of the consolidated financial statements in this Form 10-Q. As of March 30, 2024, the Company had total purchase obligations of $318.2 million, which includes agreements for purchases related to capital projects and services in the normal course of business, for which all significant terms have been confirmed, as well as a minimum amount due for various Company meetings and conferences. Purchase obligations also include amounts committed to various capital projects in process or scheduled to be completed in the coming fiscal years. As of March 30, 2024, the Company had commitments of $231.3 million for capital projects related to warehouse expansion and improvements and warehouse equipment. The Company anticipates using cash flows from operations or borrowings under the ABL Facility to fulfill these commitments. Amounts due under these agreements were not included in the Company’s consolidated balance sheet as of March 30, 2024.

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

As of March 30, 2024, our cash balance totaled $24.1 million, including restricted cash of $7.6 million, as compared to a cash balance totaling $20.0 million, including restricted cash of $7.3 million, as of July 1, 2023.

Nine months ended March 30, 2024, compared to the nine months ended April 1, 2023

Operating Activities

During the first nine months of fiscal 2024 and fiscal 2023, our operating activities provided cash flow of $956.7 million and $657.2 million, respectively. The increase in cash flow provided by operating activities in the first nine months of fiscal 2024 compared to the first nine months of fiscal 2023 was largely driven by improvements in working capital and higher operating income.

Investing Activities

Cash used in investing activities totaled $533.0 million in the first nine months of fiscal 2024 compared to $219.5 million in the first nine months of fiscal 2023. These investments consisted of cash paid for acquisitions of $307.9 million in the first nine months of fiscal 2024 compared to $63.9 million in the first nine months of fiscal 2023, along with capital purchases of property, plant, and equipment of $244.4 million and $177.2 million for the first nine months of fiscal 2024 and the first nine months of fiscal 2023, respectively. For the first nine months of fiscal 2024, purchases of property, plant, and equipment primarily consisted of outlays for warehouse improvements and expansion, warehouse equipment, transportation equipment, and information technology. The following table presents the capital purchases of property, plant, and equipment by segment.

	Nine Months Ended
(Dollars in millions)	March 30, 2024	April 1, 2023
Foodservice	$161.3	$137.2
Vistar	32.4	8.7
Convenience	22.0	21.6
Corporate & All Other	28.7	9.7
Total capital purchases of property, plant and equipment	$244.4	$177.2

Financing Activities

During the first nine months of fiscal 2024, our financing activities used cash flow of $419.6 million, which consisted primarily of $249.1 million in net payments under our ABL Facility, $87.8 million in payments under finance lease obligations, and $78.1 million in repurchases of common stock.

During the first nine months of fiscal 2023, our financing activities used cash flow of $441.0 million, which consisted primarily of $380.6 million in net payments under our ABL Facility.

The following describes our financing arrangements as of March 30, 2024:

Credit Agreement: PFGC, a wholly-owned subsidiary of the Company, and Performance Food Group, Inc., a wholly-owned subsidiary of PFGC, are parties to the ABL Facility. The ABL Facility has an aggregate principal amount of $4.0 billion under the revolving loan facility and is scheduled to mature on September 17, 2026.

Performance Food Group, Inc. is the lead borrower under the ABL Facility, which is jointly and severally guaranteed by, and secured by the majority of the assets of, PFGC and all material domestic direct and indirect wholly-owned subsidiaries of PFGC (other than captive insurance subsidiaries and other excluded subsidiaries). Availability for loans and letters of credit under the ABL Facility is governed by a borrowing base, determined by the application of specified advance rates against eligible assets, including trade accounts receivable, inventory, owned real property, and owned transportation equipment. The borrowing base is reduced quarterly by a cumulative fraction of the real property and transportation equipment values. Advances on accounts receivable and inventory are subject to change based on periodic commercial finance examinations and appraisals, and the real property and transportation equipment values included in the borrowing base are subject to change based on periodic appraisals. Audits and appraisals are conducted at the direction of the administrative agent for the benefit and on behalf of all lenders.

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

The following table summarizes outstanding borrowings, availability, and the average interest rate under the Company's ABL Facility:

(Dollars in millions)	As of March 30, 2024	As of July 1, 2023
Aggregate borrowings	$904.9	$1,154.0
Letters of credit	171.2	172.2
Excess availability, net of lenders’ reserves of $95.0 and $99.7	2,923.9	2,673.8
Average interest rate, excluding impact of interest rate swaps	6.70%	6.35%

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

Upon the occurrence of a change of control triggering event or upon the sale of certain assets in which Performance Food Group, Inc. does not apply the proceeds as required, the holders of the Notes due 2025 will have the right to require Performance Food Group, Inc. to repurchase each holder’s Notes due 2025 at a price equal to 101% (in the case of a change of control triggering event) or 100% (in the case of an asset sale) of their principal amount, plus accrued and unpaid interest. Performance Food Group, Inc. may redeem all or part of the Notes due 2025 at a redemption price equal to 101.719% of the principal amount redeemed, plus accrued and unpaid interest. The redemption price decreases to 100% of the principal amount redeemed, plus accrued and unpaid interest, on May 1, 2024.

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

On April 19, 2024, Performance Food Group, Inc. elected to exercise its optional redemption rights to redeem all of its outstanding Notes due 2025 in the aggregate principal amount of $275.0 million. Performance Food Group, Inc. redeemed the Notes due 2025 on May 1, 2024 (the “Redemption Date”) at a redemption price equal to 100% of the aggregate principal amount of the Notes due 2025, plus accrued and unpaid interest thereon to, but not including, the Redemption Date, in accordance with the terms and conditions set forth in the indenture governing the Notes due 2025.

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

Upon the occurrence of a change of control triggering event or upon the sale of certain assets in which Performance Food Group, Inc. does not apply the proceeds as required, the holders of the Notes due 2027 will have the right to require Performance Food Group, Inc. to repurchase each holder’s Notes due 2027 at a price equal to 101% (in the case of a change of control triggering event) or 100% (in the case of an asset sale) of their principal amount, plus accrued and unpaid interest. Performance Food Group, Inc. may redeem all or part of the Notes due 2027 at a redemption price equal to 101.375% of the principal amount redeemed, plus accrued and unpaid interest. The redemption price decreases to 100% of the principal amount redeemed, plus accrued and unpaid interest, on October 15, 2024.

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

Upon the occurrence of a change of control triggering event or upon the sale of certain assets in which Performance Food Group, Inc. does not apply the proceeds as required, the holders of the Notes due 2029 will have the right to require Performance Food Group, Inc. to repurchase each holder’s Notes due 2029 at a price equal to 101% (in the case of a change of control triggering event) or 100% (in the case of an asset sale) of their principal amount, plus accrued and unpaid interest. Performance Food Group, Inc. may redeem all or part of the Notes due 2029 at any time prior to August 1, 2024, at a redemption price equal to 100% of the principal amount of the Notes due 2029 being redeemed plus a make-whole premium and accrued and unpaid interest, if any, to, but not including, the redemption date. In addition, beginning on August 1, 2024, Performance Food Group, Inc. may redeem all or part of the Notes due 2029 at a redemption price equal to 102.125% of the principal amount redeemed, plus accrued and unpaid interest. The redemption price decreases to 101.163% and 100% of the principal amount redeemed, plus accrued and unpaid interest, on August 1, 2025, and August 1, 2026, respectively. In addition, at any time prior to August 1, 2024, Performance Food Group, Inc. may redeem up to 40% of the Notes due 2029 from the proceeds of certain equity offerings at a redemption price equal to 104.250% of the principal amount thereof, plus accrued and unpaid interest.

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

As of March 30, 2024, the Company was in compliance with all of the covenants under the ABL Facility and the indentures governing the Notes due 2025, the Notes due 2027 and the Notes due 2029.

Total Assets by Segment

Total assets by segment discussed below exclude intercompany receivables between segments.

Total assets for Foodservice increased $394.2 million from $6,400.0 million as of April 1, 2023 to $6,794.2 million as of March 30, 2024. During this time period, this segment increased its property, plant and equipment, operating lease right-of-use assets, and accounts receivable, partially offset by a decrease in intangible assets. Total assets for Foodservice increased $282.6 million from $6,511.6 million as of July 1, 2023 to $6,794.2 million as of March 30, 2024. During this time period, this segment increased its property, plant and equipment, operating lease right-of-use assets, and accounts receivable, partially offset by a decrease in intangible assets and inventory.

Total assets for Vistar increased $205.5 million from $1,225.9 million as of April 1, 2023 to $1,431.4 million as of March 30, 2024. During this time period, this segment increased its property, plant and equipment, operating lease right-of-use assets, intangible assets, goodwill, and inventory, primarily as a result of a recent acquisition. Total assets for Vistar increased $138.7 million from

$1,292.7 million as of July 1, 2023 to $1,431.4 million as of March 30, 2024. During this time period, this segment increased its intangible assets, property, plant and equipment, goodwill, and operating lease right-of-use assets, primarily as a result of a recent acquisition, partially offset by a decrease in accounts receivable and inventory.

Total assets for Convenience decreased $240.7 million from $4,064.8 million as of April 1, 2023 to $3,824.1 million as of March 30, 2024. During this time period, the segment decreased its inventory, intangible assets, and operating lease right-of-use assets, partially offset by an increase in property, plant and equipment. Total assets for Convenience decreased $402.1 million from $4,226.2 million as of July 1, 2023 to $3,824.1 million as of March 30, 2024. During this time period, the segment decreased its inventory, accounts receivable, intangible assets, and operating lease right-of-use assets.

Total assets for Corporate & All Other increased $325.4 million from $498.8 million as of April 1, 2023 to $824.2 million as of March 30, 2024. Total assets for Corporate & All Other increased $355.7 million from $468.5 million as of July 1, 2023 to $824.2 million as of March 30, 2024. During both time periods, Corporate & All Other primarily increased its assets due to recent acquisitions within a non-reportable operating segment.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our market risks consist of interest rate risk and fuel price risk. There have been no material changes to our market risks since July 1, 2023. For a discussion on our exposure to market risk, see Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk in the Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) under the Exchange Act), that occurred during the fiscal quarter ended March 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information relating to our purchases of the Company’s common stock during the third quarter of fiscal 2024.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan (in millions)(2)
December 31, 2023—January 27, 2024	27,802	$69.24	—	$210.6
January 28, 2024—February 24, 2024	7,978	$72.88	—	$210.6
February 25, 2024—March 30, 2024	631	$76.31	—	$210.6
Total	36,411	$70.16	—

(1)
During the third quarter of fiscal 2024, the Company repurchased 36,411 shares of the Company’s common stock via share withholding for payroll tax obligations due from employees in connection with the delivery of shares of the Company’s common stock under our incentive plans.

(2)
On November 16, 2022, the Board of Directors authorized a new share repurchase program for up to $300 million of the Company’s outstanding common stock. This authorization replaced the previously authorized $250 million share repurchase program. The new share repurchase program has an expiration date of November 16, 2026 and may be amended, suspended, or discontinued at any time at the Company’s discretion, subject to compliance with applicable laws. Repurchases under this program depend upon market place conditions and other factors, including compliance with the covenants under the ABL Facility and the indentures governing the Notes due 2025, Notes due 2027, and Notes due 2029. As of March 30, 2024, approximately $210.6 million remained available for additional share repurchases.

Item 3: Defaults Upon Senior Securities

None

Item 4: Mine Safety Disclosures

Not applicable

Item 5: Other Information

During the three months ended March 30, 2024, no director or officer of the Company adopted or terminated a ‘Rule 10b5-1 trading arrangement’ or ‘non-Rule 10b5-1 trading arrangement,’ as each term is defined in Item 408(a) of Regulation S-K.

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

PERFORMANCE FOOD GROUP COMPANY (Registrant)

Dated: May 8, 2024	By:	/s/ H. Patrick Hatcher
	Name:	H. Patrick Hatcher
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)