Form 10-K
period 2024-06-29
Performance Food Group Co
filed 2024-08-14
CIK 1618673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

c

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 29, 2024

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

At December 29, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of common stock held by non-affiliates was $7,951,538,654 (based on the closing sale price of common stock on such date on the New York Stock Exchange).

155,835,244 shares of the registrant's common stock were outstanding as of August 7, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Schedule 14A relating to the Registrant’s Annual Meeting of Stockholders, to be held on or about November 20, 2024, are incorporated by reference in response to Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K. The definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the Registrant’s fiscal year ended June 29, 2024.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K (this “Form 10-K”) may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. All statements, other than statements of historical facts included in this Form 10-K, including statements concerning our plans, objectives, goals, beliefs, business strategies, future events, business conditions, our results of operations, financial position, our business outlook, business trends and other information, and completion and integration of our proposed acquisition of Cheney Bros., Inc. (the "Cheney Brothers Transaction"), are forward-looking statements. Words such as “estimates,” “expects,” “contemplates,” “will,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts,” “may,” “should” and variations of such words or similar expressions are intended to identify forward-looking statements. The forward-looking statements are not historical facts, and are based upon our current expectations, beliefs, estimates and projections, and various assumptions, many of which, by their nature, are inherently uncertain and beyond our control. Our expectations, beliefs, estimates and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs, estimates and projections will result or be achieved, and actual results may vary materially from what is expressed in or indicated by the forward-looking statements.

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
•
our profitability is directly affected by cost inflation and deflation, commodity volatility and other factors;
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

•
our inability to comply with requirements imposed by applicable law or government regulations, including increased regulation of e-vapor products and other alternative nicotine products;
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
•
risks relating to our outstanding indebtedness, including the impact of interest rate increases on our variable rate debt;
•
our ability to raise additional capital on commercially reasonable terms or at all; and
•
the following risks related to the Cheney Brothers Transaction:
o
the risk that U.S. federal antitrust clearance or other approvals required for the Cheney Brothers Transaction may be delayed or not obtained or are obtained subject to conditions (including divestitures) that are not anticipated that could require the exertion of our management’s time and our resources or otherwise have an adverse effect on us;
o
the risk that we could owe a $115.2 million termination fee to Cheney Bros., Inc. ("Cheney Brothers") under certain circumstances relating to a failure to obtain U.S. federal antitrust clearance or any other required antitrust or competition approvals;
o
the possibility that certain conditions to the consummation of the Cheney Brothers Transaction will not be satisfied or completed on a timely basis and accordingly the Cheney Brothers Transaction may not be consummated on a timely basis or at all;
o
uncertainty as to the expected financial performance of the combined company following completion of the Cheney Brothers Transaction;
o
the possibility that the expected synergies and value creation from the Cheney Brothers Transaction will not be realized or will not be realized within the expected time period;
o
the exertion of our management's time and our resources, and other expenses incurred and business changes required, in connection with complying with undertakings in connection with U.S. federal antitrust clearance or other third party consents or approvals for the Cheney Brothers Transaction;
o
the risk that unexpected costs will be incurred in connection with the completion and/or integration of the Cheney Brothers Transaction or that the integration of Cheney Brothers' foodservice business will be more difficult or time consuming than expected;
o
the availability of debt financing for the Cheney Brothers Transaction;
o
a downgrade of the credit rating of our indebtedness, which could give rise to an obligation to redeem existing indebtedness;
o
unexpected costs, charges or expenses resulting from the Cheney Brothers Transaction;
o
the inability to retain key personnel;
o
disruption from the announcement, pendency and/or completion of the Cheney Brothers Transaction, including potential adverse reactions or changes to business relationships with customers, employees, suppliers, other business partners or regulators, making it more difficult to maintain business and operational relationships; and
o
the risk that, following the Cheney Brothers Transaction, the combined company may not be able to effectively manage its expanded operations.

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

PART I

Item 1. Business

Performance Food Group Company (“we,” “our,” “us,” “the Company,” or “PFG”), through its subsidiaries, markets and distributes more than 250,000 food and food-related products from 144 distribution centers to over 300,000 customer locations across North America. Our approximately 37,000 employees serve a diverse mix of customers, from independent and chain restaurants to schools, business and industry locations, hospitals, vending distributors, office coffee service distributors, retailers, convenience stores, and theaters. We source our products from various suppliers and serve as an important partner to our suppliers by providing them access to our broad customer base. In addition to the products we offer to our customers, we provide value-added services by allowing our customers to benefit from our industry knowledge, scale, and expertise in the areas of product selection and procurement, menu development, and operational strategy.

On September 1, 2021, we completed the acquisition of Core-Mark Holding Company, Inc. ("Core-Mark"). As a result, we expanded our convenience business, which includes operations in Canada. Refer to Note 4. Business Combinations within the Notes to Consolidated Financial Statements included in Part II, Item 8. Financial Statements ("Item 8") for additional details regarding the acquisition of Core-Mark.

On August 13, 2024, we entered into a definitive Stock Purchase Agreement to acquire Cheney Bros., Inc. ("Cheney Brothers") in a transaction valued at $2.1 billion. The closing of the contemplated transaction is subject to customary conditions, including the receipt of required regulatory approvals. The $2.1 billion purchase price is expected to be financed with borrowing under the ABL Facility (as defined below under "- Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Financing Activities" in Part II, Item 7 of this Form 10-K) and the net proceeds from the issuance of new senior unsecured notes. Cheney Brothers will be reported in the Foodservice segment.

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

Vistar. Vistar is a leading national distributor of candy, snacks, beverages, and other items to vending and office coffee service distributors, retailers, theaters, and hospitality providers. The segment provides national distribution of candy, snacks, beverages, and other items to over 75,000 customer locations from our network of 27 Vistar distribution centers.

Vending operators comprise Vistar’s largest channel, where we distribute a broad selection of vending machine products to the operators’ depots, from which they distribute products and stock machines. Additionally, Vistar is a leading distributor of products to theater chains as well as in the office coffee service channel. Vistar has successfully built upon our national platform to broaden the channels we serve to include hospitality venues, concessionaires, airport gift shops, college bookstores, corrections facilities, and impulse locations in various brick and mortar big box retailers nationwide. Vistar’s scale in these channels enhances our ability to procure a broad variety of products for our customers. Vistar distribution centers deliver to vending and office coffee service distributors and directly to most theaters and various other locations. The distribution model also includes “pick and pack” capabilities utilizing small parcel third-party carriers and Vistar’s SKU variety to sell to customers whose order sizes are too small to be served effectively by our delivery network, and to fulfill directly to consumers for our supplier partners. We believe these capabilities, in conjunction with the breadth of our inventory, are differentiating and allow us to serve many distinct customer types.

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

The Company had no customers that comprised more than 10% of consolidated net sales for fiscal 2024, fiscal 2023, or fiscal 2022.

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

Pricing

Our pricing to customers is either set by contract with the customer or is priced at the time of order. If the price is by contract, it is either based on a percentage markup over cost or a fixed markup per unit, and the unit may be expressed either in cases or pounds of product. If the pricing is set at time of order, the pricing is agreed to between our sales associate and the customer and is typically based on a product cost that fluctuates weekly or more frequently.

If contracts are based on a fixed markup per unit or pound, our customers bear the risk of cost fluctuations during the contract life. In the case of a fixed markup percentage, we typically bear the risk of cost deflation or the benefit of cost inflation. If pricing is set at the time of order, we have the current cost of goods in our inventory and typically pass cost increases or decreases to our customers. We generally do not lock in or otherwise hedge commodity costs or other costs of goods sold except within certain customer contracts where the customer bears the risk of cost fluctuation. We believe that our pricing mechanisms provide us with significant insulation from fluctuations in the cost of goods that we sell. Our inventory turns, on average, every three-and-a-half weeks, which further protects us from cost fluctuations.

We seek to minimize the effect of higher diesel fuel costs both by reducing fuel usage and by taking action to offset higher fuel prices. We reduce usage by designing more efficient truck routes and by increasing miles per gallon through on-board computers that monitor and adjust idling time and maximum speeds and through other technologies. We seek to manage fuel prices through diesel fuel surcharges to our customers and through the use of costless collars. As of June 29, 2024, we had collars in place for approximately 21% of the gallons we expect to use over the 12 months following June 29, 2024.

Competition

The foodservice distribution industry is highly competitive, with numerous national, regional, local, and specialty distributors. Certain of our competitors may have greater scale and financial and other resources than we do in certain markets. Smaller distributors often align themselves with other smaller distributors through purchasing cooperatives and marketing groups to enhance their geographic reach, private label offerings, overall purchasing power, cost efficiencies, and to assemble delivery networks for national or multi-regional distribution. We often do not have exclusive service agreements with our customers and our customers may switch to other distributors if those distributors can offer lower prices, differentiated products, or customer service that is perceived to be superior. We believe that most purchasing decisions in the foodservice business are based on the quality and price of the product and a distributor’s ability to fill orders completely and accurately and to provide timely deliveries.

We believe we have a competitive advantage through economies of scale in purchasing and procurement, which allow us to offer a broad variety of products (including our proprietary Performance Brands) at competitive prices to our customers. Our customers benefit from our ability to provide them with extensive geographic coverage as they continue to grow. We believe we also benefit from supply chain efficiency, including a growing inbound logistics backhaul network that uses our collective distribution network to deliver inbound products across business segments; best practices in warehousing, transportation, and risk management; the ability to benefit from the scale of our purchases of items and services not for resale, such as trucks, construction materials, insurance, banking relationships, healthcare, and material handling equipment; and the ability to optimize our networks so that customers are served from the most efficient distribution centers, which minimizes the cost of delivery. We believe these efficiencies and economies of scale provide opportunities for improvements in our operating margins.

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

Human Capital Resources

Our vision is to create the best experience for our associates and the best outcomes for our Company, customers, and communities. An important component of our strategy is to attract, train, develop, and retain talented individuals who feel empowered to fully contribute their diverse backgrounds, experiences, and innovative ideas to help drive the success of the Company. We also recognize the importance of keeping our associates safe and healthy, giving them a voice and listening to their concerns and suggestions. Below, we discuss our efforts to achieve these objectives.

Associates. As of June 29, 2024, our associate population (including associates of our consolidated subsidiaries) totaled approximately 37,000 full-time and part-time associates in North America. Of that total, approximately 99% were employed on a full-time basis, and approximately 70% were non-exempt, or paid on an hourly basis.

Compensation and Benefits. We strive to deliver base wages and salaries that are fair and competitive with the external labor markets. We offer incentive programs that provide cash-bonus opportunities to encourage and reward participants for the Company’s achievement of financial and other key performance metrics that further strengthen the connection between pay and performance. Through our long-term incentive plan, we also grant eligible associates equity compensation awards that vest over time to align those incentives with the Company’s long-term strategic objectives and the interests of our stockholders.

We offer an array of competitive benefits to our associates. These benefits include time off through paid vacation, sick days, holidays, and personal time, as well as family leave; insurance offerings such as disability insurance, life insurance and healthcare; and

financial benefits such as a 401(k) plan with a company match, an Employee Stock Purchase Plan, adoption assistance, education assistance, scholarship program for children of associates, flexible spending accounts, and health savings accounts. Additionally, we offer an Employee Assistance Program that provides professional support for associates and their family members to balance the stress of personal and professional demands at home, in the office, in distribution centers and on the road.

Diversity and Inclusion. We are committed to building the most talented, diverse and an inclusive workforce that reflects the customers and communities we serve. Our diversity, inclusion, and belonging strategy consists of three areas of focus:

•
Promoting an inclusive culture and sense of belonging to engage our workforce.
•
Investing in attracting, hiring, and developing the best talent to reflect the communities we serve.
•
Supporting a diverse network of suppliers to drive economic development in our communities.

With the active engagement of PFG’s senior leadership, we continue to foster a culture of inclusion through ongoing opportunities to learn and grow, and by continuing to sponsor our associate resource groups (ARGs). These associate-led networks drive associate engagement by fostering inclusion, enhancing career development, and promoting cultural awareness. Our Vice President of Diversity, Inclusion and Belonging provides regular updates to the Company's Board of Directors (“Board of Directors”). With six out of 12 members of the Board of Directors representing gender and ethnic diversity, our commitment to workforce diversity is reflected at every level of the organization and is connected to our business strategy.

Learning and Organizational Development. We have an enterprise-wide learning and organizational development strategy that has allowed us to build a lifelong learning culture by focusing on attracting, retaining and preparing our workforce for success in current roles and developing our future leaders. We enable a purposeful career journey by supporting associates in mastering their current roles and preparing for future career paths. Using a blended approach of instructor-led and self-paced training, our associates are provided role-specific training that is accessible and personalized. The learning journey for our associates starts with an onboarding experience and continues with individual development opportunities.

Our E4 Leadership Development program is designed to provide training opportunities for all levels of leadership, from entry level to executive, advancing leadership skills at every point of their career. This program is intended to create a passionate, human-centric learning culture with current and future leaders who pursue innovation and embrace empathy.

Through our Learning Management System, we deliver a variety of required and optional on-demand learning opportunities linked to an associate’s role with the Company, including modules tied to safety and compliance, such as our Code of Business Conduct.

Additionally, our segments provide segment specific training opportunities that align and compliment the overall learning and organizational development strategy. We are committed to empowering associates with the right training and development at the right time, throughout their career journey.

Health, Safety and Wellness. The safety of our associates is paramount. An emphasis on training, safety awareness, behavioral-based work observation practices, telematics, and culture are the foundation of our ongoing effort to reduce workplace injuries and accidents. We continue to focus on the safety of our team members and the communities we serve by identifying and addressing safety risks through education, coaching, and process changes, as well as seeking new systems and technology to further our journey of keeping our associates safe and our Company compliant.

Engagement. We work to build, measure, and enhance associate engagement through a variety of communications and activities. We participate in and celebrate industry efforts such as the International Foodservice Distributors Association’s Truck Driving Championship and Truck Driver Hall of Fame and the Women in Foodservice Forum. We celebrate and honor our associates, customers, and communities during heritage months throughout the year. In response to associate feedback, we have introduced numerous initiatives to strengthen the associate experience, including day-one benefits, education assistance, leadership training program, career pathing, and enhanced communications.

Regulation

Our operations are subject to various laws and regulations relating to, among other things, the manufacturing, processing, packaging, storage, distribution, advertising, and labeling of our products, including regulation by state and local health departments, the U.S. Department of Agriculture (the “USDA”), and the U.S. Food and Drug Administration (the “FDA”), which generally impose standards for product quality and sanitation and are responsible for the administration of bioterrorism legislation affecting the foodservice industry. The FDA Food Safety Modernization Act (the “FSMA”) requires that the FDA impose comprehensive, prevention-based controls across the food supply chain, further regulates food products imported into the United States, and provides the FDA with mandatory recall authority. The FDA has finalized regulations implementing the FSMA, which have significantly expanded our food safety requirements. We have established and continue to maintain comprehensive, prevention-based controls across the food supply chain that are both verified and validated, as required by the FDA regulations implementing FSMA. Our seafood operations are also specifically regulated by federal and state laws, including those administered by the National Marine Fisheries Service, established for the preservation of certain species of marine life, including fish and shellfish. Our processing and distribution facilities must be registered with the FDA biennially and are subject to periodic government agency inspections. State and/or federal authorities generally inspect our facilities at least annually. The Federal Perishable Agricultural Commodities Act, which specifies standards for the sale, shipment, inspection, and rejection of agricultural products, governs our relationships with our fresh food suppliers with respect to the grading and commercial acceptance of product shipments. We are also subject to regulation by state authorities for the accuracy of our weighing and measuring devices. Our suppliers are also subject to similar regulatory requirements and oversight.

Our customers include several departments of the U.S. federal government, as well as certain state and local governmental entities. These customer relationships subject us to additional regulations applicable to government contractors.

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

Our operations are subject to a variety of federal, state, and local laws and other requirements, including employment practice standards for workers set by the U.S. Department of Labor, and relating to the protection of the environment and the safety and health of personnel and the public. These include requirements regarding the use, storage, and disposal of solid and hazardous materials and petroleum products, including food processing wastes, the discharge of pollutants into the air and water, and worker safety and health practices and procedures. In order to comply with environmental, health, and safety requirements, we may be required to spend money to monitor, maintain, upgrade, or replace our equipment; plan for certain contingencies; acquire or maintain environmental permits; file periodic reports with regulatory authorities; or investigate and clean up contamination. We operate and maintain vehicle fleets, and some of our distribution centers have regulated underground and aboveground storage tanks for diesel fuel and other petroleum products. Some jurisdictions in which we operate have laws that affect the composition and operation of our truck fleet, such as limits on diesel emissions and engine idling. A number of our facilities have ammonia- or freon-based refrigeration systems, which could cause injury or environmental damage if accidentally released, and many of our distribution centers have propane or battery powered forklifts. Proposed or recently enacted legal requirements, such as those requiring the phase-out of certain ozone-depleting substances and proposals for the regulation of greenhouse gas emissions, may require us to upgrade or replace equipment, or may increase our transportation or other operating costs. To date, our cost of compliance with environmental, health, and safety requirements has not been material. The discovery of contamination for which we are responsible, any accidental release of regulated materials, the enactment of new laws and regulations, or changes in how existing requirements are enforced could require us to incur additional costs or subject us to unexpected liabilities, which could have a material adverse effect on our business, financial condition, or results of operations.

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

For the purchase of products produced, harvested or manufactured outside of the U.S., and for shipment of products to customers located outside of the U.S., we are subject to applicable customs laws regarding the import and export of various products.

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

Website and Social Media Disclosure

We use our website (www.pfgc.com) and our corporate social media platforms as channels of distribution of company information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. In addition, you may automatically receive e-mail alerts and other information about PFG when you enroll your e-mail address by visiting the “Email Alerts” section of our website at investors.pfgc.com. The contents of our website and social media channels are not, however, a part of this Form 10-K.

Item 1A. Risk Factors

Risks Relating to Our Business and Industry

Periods of difficult economic conditions, a public health crisis, other macroeconomic events and heightened uncertainty in the financial markets affect consumer spending and confidence, which can adversely affect our business.

The foodservice industry is sensitive to national, regional and international economic conditions. Our business could be negatively impacted by reduced demand for our products related to unfavorable macroeconomic conditions triggered by developments beyond our control, including geopolitical events, health crises (including pandemics and epidemics), and other events that trigger economic volatility. In particular, deteriorating economic conditions and heightened uncertainty in the financial markets, inflationary pressure, an uncertain political environment, and supply chain disruptions, such as those the global economy is currently facing, generally tend to negatively affect consumer confidence and discretionary spending. In fiscal 2024, product cost inflation contributed to an increase in selling price per case and an increase in net sales. However, sustained inflationary pressure and macroeconomic challenges could negatively affect consumer discretionary spending decisions within our customers’ establishments, which could negatively impact our sales.

We rely on third-party suppliers, and our business may be affected by interruption of supplies or increases in product costs.

We obtain substantially all of our foodservice and related products from third-party suppliers. We typically do not have long-term contracts with our suppliers. Although our purchasing volume can sometimes provide an advantage when dealing with suppliers, suppliers may not provide the foodservice products and supplies needed by us in the quantities and at the prices requested. Our suppliers may also be affected by higher costs to source or produce and transport food products, as well as by other related expenses that they pass through to their customers, which could result in higher costs for the products they supply to us. Because we do not control the actual production of most of the products we sell, we are also subject to material supply chain interruptions, delays caused by interruption in production, and increases in product costs, including those resulting from product recalls or a need to find alternate materials or suppliers, based on conditions outside our control. These conditions include labor shortages, work slowdowns, work interruptions, strikes or other job actions by employees of suppliers, government shutdowns, weather conditions (including as a result of climate change), crop conditions, product or raw material scarcity, water shortages, transportation interruptions, unavailability of fuel or increases in fuel costs, competitive demands, contamination with mold, bacteria or other contaminants, pandemics (such as the COVID-19 pandemic), natural disasters or other catastrophic events, including the outbreak of e. coli or similar food borne illnesses or acts of terrorism, international hostilities, civil insurrection, and social unrest. Our inability to obtain adequate supplies of foodservice and related products as a result of any of the foregoing factors or otherwise could mean that we may not be able to fulfill our obligations to our customers and, as a result, our customers may turn to other distributors. Our inability to anticipate and react to changing food costs through our sourcing and purchasing practices in the future could also have a material adverse effect on our business, financial condition, or results of operations.

We face risks relating to labor relations, labor costs, and the availability of qualified labor.

As of June 29, 2024, we had approximately 37,000 employees of whom approximately 2,245 were members of local unions associated with the International Brotherhood of Teamsters or other unions. Although our labor contract negotiations have in the past generally taken place with the local union representatives, we may be subject to increased efforts to engage us in multi-unit bargaining that could subject us to the risk of multi-location labor disputes or work stoppages that would place us at greater risk of being materially adversely affected by labor disputes. In addition, labor organizing activities could result in additional employees becoming unionized, which could result in higher labor costs. Although we have not experienced any significant labor disputes or work stoppages in recent history, and we believe we have satisfactory relationships with our employees, including those who are union members, increased unionization or a work stoppage because of our inability to renegotiate union contracts could have a material adverse effect on our business. Further, potential changes in labor legislation and case law could result in current non-union portions of our workforce, including warehouse and delivery personnel, being subjected to greater organized labor influence. If additional portions of our workforce became subject to collective bargaining agreements, this could result in increased costs of doing business as we would become subject to mandatory, binding arbitration or labor scheduling, labor costs, and standards, which could adversely impact our results of operations.

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

We rely heavily on our employees, particularly warehouse workers and drivers, and any significant shortage of qualified labor could significantly affect our business. Our recruiting and retention efforts and efforts to increase productivity may not be successful, and we could encounter a shortage of qualified labor in future periods. Any such shortage would decrease our ability to serve our customers effectively. Such a shortage would also likely lead to higher wages for employees and a corresponding reduction in our profitability. Any prolonged labor shortage or period of high employee turnover could have an adverse impact on our productivity and have an adverse effect on our business, financial condition and results of operations.

Further, we continue to assess our healthcare benefit costs. Despite our efforts to control costs while still providing competitive healthcare benefits to our associates, significant increases in healthcare costs continue to occur, and we can provide no assurance that our cost containment efforts in this area will be effective. Our suppliers also may be affected by higher minimum wage and benefit standards, wage inflation and/or increased overtime payments as a result of labor shortages, work slowdowns, work interruptions, strikes, or other actions by their employees, which could result in higher costs for goods and services supplied to us. If we are unable to raise our prices or cut other costs to cover this expense, such increases in expenses could materially reduce our operating profit.

A cyber security incident or other technology disruptions could negatively affect our business and our relationships with customers.

We rely upon information technology networks and systems to process, transmit, and store electronic information, and to manage or support substantially all of our business processes and activities. We also use mobile devices, social networking, and other online activities to connect with our employees, suppliers, business partners, and customers.

These uses give rise to cybersecurity risks, including security breaches, espionage, system disruption, theft, and inadvertent release of information. Our business involves the storage and transmission of numerous classes of sensitive or confidential information and intellectual property, including customers’ and suppliers’ personal information, private information about employees, and financial and strategic information about us and our business partners. We have implemented measures to prevent security breaches and prevent or mitigate other cybersecurity incidents. However, we and our third-party providers experience cybersecurity incidents of varying degrees from time-to-time, including ransomware and phishing attacks, as well as distributed denial of service attacks, social engineering attacks and the theft of data. To date, interruption of our information technology networks and systems and unauthorized access to or theft of data have been infrequent and have not had a material impact on our operations. However, because cyber-attacks are increasingly sophisticated and more frequent, our preventative measures and incident response efforts may not be entirely effective. In addition, cyber criminals are increasing their attacks on individual employees with business email compromise scams designed to trick victims into transferring sensitive data or funds, or steal credentials that compromise information systems. Moreover, the rapid evolution and increasing adoption of artificial intelligence technologies could both intensify our cybersecurity risks and introduce new risks. These and other operational risks may also be heightened due to a portion of our employees, and the employees of our customers, suppliers and business partners working remotely or using personal devices due to challenges associated with managing remote computing assets and security vulnerabilities that are present in many non-corporate and home networks. There can be no assurance that our operations will not be materially adversely impacted in the future, and there is a risk that we may incur significant costs in protecting against or remediating cyberattacks or other cyber incidents, especially if the amount of insurance coverage we maintain is not sufficient to cover claims or liabilities relating to an incident. The theft, destruction, loss, misappropriation, release of sensitive or confidential information or intellectual property, or interference with our information technology systems or the technology systems of third parties on which we rely, including our third-party service providers, suppliers, and customers, could result in business disruption, a disruption in our supply chain, or reduced customer orders, negative publicity, brand damage, violation of privacy laws, loss of customers, potential liability, and remediation costs, which could adversely affect our business, financial condition, or results of operations.

Further, as we pursue our strategy to grow through acquisitions and to pursue new initiatives that improve our operations and cost structure, we are also expanding our information technologies, resulting in a larger technological presence and corresponding exposure to cybersecurity risk. Any failure to adequately assess and identify cybersecurity risks associated with acquisitions and new initiatives could increase our susceptibility to such risks.

We rely heavily on technology in our business and any technology disruption or delay in implementing new technology could adversely affect our business.

The foodservice distribution industry is transaction intensive. Our ability to control costs and to maximize profits, as well as to serve customers effectively, depends on the reliability of our information technology systems and related data entry processes. We rely on software and other technology systems, some of which are managed by third-party service providers, to manage significant aspects of our business, including making purchases, processing orders, managing our warehouses, loading trucks in the most efficient manner, and optimizing the use of storage space. Our reliance on such networks and systems has increased due to a portion of our employees, and the employees of our customers, suppliers and business partners, working remotely or using personal devices.

The failure of our information technology systems, including those managed by third-party service providers, to perform as we anticipate could disrupt our business and could result in transaction errors, processing inefficiencies, and the loss of sales and customers, causing our business and results of operations to suffer. In addition, our information technology systems, including those managed by third-party service providers, may be vulnerable to damage or interruption from circumstances beyond our control, including fire, natural disasters, power outages, systems failures, security breaches, cyber-attacks, viruses, theft and inadvertent release of information. While we have invested and continue to invest in technology security initiatives and disaster recovery plans, these measures cannot fully insulate us from technology disruptions that could have a material adverse effect on our business, financial condition, or results of operations.

Information technology systems evolve rapidly and in order to compete effectively we are required to integrate new technologies in a timely and cost-effective manner. For example, we may incorporate artificial intelligence (AI) solutions into our platform, offerings, services and features, and these applications may become important in our operations over time. Any failure to implement new technologies in a timely and cost- effective manner, or if competitors implement new technologies before we do, including AI, allowing such competitors to provide lower priced or enhanced services of superior quality compared to those we provide, could have a material adverse effect on our business, financial condition, or results of operations.

Competition in our industry is intense, and we may not be able to compete successfully.

The foodservice distribution industry is highly competitive, with numerous regional, local, and specialty distributors. Certain of our competitors may have greater scale, financial and other resources than we do in certain markets. Smaller distributors often align themselves with other smaller distributors through purchasing cooperatives and marketing groups to enhance their geographic reach, private label offerings, overall purchasing power, and cost efficiencies and to assemble delivery networks for national or multi-regional distribution. We often do not have exclusive service agreements with our customers and our customers may switch to other distributors if those distributors can offer lower prices, differentiated products, or customer service that is perceived to be superior. Such changes may occur particularly during periods of economic uncertainty or significant inflation. We believe that most purchasing decisions in the foodservice business are based on the quality and price of the product and a distributor’s ability to fill orders completely and accurately and provide timely deliveries. Our current or potential future competitors may be able to provide products or services that are comparable or superior to those provided by us or adapt more quickly than we do to evolving trends or changing market requirements. Accordingly, we may not be able to compete effectively against current and potential future competitors, and increased competition may result in price reductions, reduced gross margins, and loss of market share, any of which could materially adversely affect our business, financial condition, or results of operations.

We operate in a low margin industry, which could increase the volatility of our results of operations.

Similar to other resale-based industries, the distribution industry is characterized by relatively low profit margins. These low profit margins tend to increase the volatility of our reported net income since any decline in our net sales or increase in our costs that is small relative to our total net sales or costs could have a material impact on our net income.

Volatile food costs may have a direct impact upon our profitability.

We make a significant portion of our sales at prices that are based on the cost of products we sell plus a percentage markup. As a result, volatile food costs may have a direct impact upon our profitability. Our profit levels may be negatively affected during periods of product cost deflation, even though our gross profit percentage may remain relatively constant or even increase. Prolonged periods of product cost inflation also may have a negative impact on our profit margins and earnings to the extent such product cost increases are not passed on to customers because of their resistance to higher prices. For example, we experienced inflation of 3.7% for fiscal 2024, which increased our product costs and decreased profit margins. Furthermore, our business model requires us to maintain an inventory of products, and changes in price levels between the time that we acquire inventory from our suppliers and the time we sell the inventory to our customers could lead to unexpected shifts in demand for our products or could require us to sell inventory at lesser profit or a loss. In addition, product cost inflation may negatively affect consumer discretionary spending decisions within our customers’ establishments, which could negatively impact our sales. Our inability to quickly respond to inflationary and deflationary cost pressures could have a material adverse impact on our business, financial condition, or results of operations.

Many of our customers are not obligated to continue purchasing products from us.

Many of our customers buy from us pursuant to individual purchase orders, and we often do not enter into long-term agreements with these customers. Because such customers are not obligated to continue purchasing products from us, the volume or number of our customers’ purchase orders may not remain constant or increase and we may be unable to maintain our existing customer base. Significant decreases in the volume or number of our customers’ purchase orders or our inability to retain or grow our current customer base could have a material adverse effect on our business, financial condition, or results of operations.

Group purchasing organizations may become more active in our industry and increase their efforts to add our customers as members of these organizations.

Some of our customers, particularly our larger customers, purchase their products from us through group purchasing organizations (“GPOs”) in an effort to lower the prices paid by these customers on their foodservice orders, and we have in the past experienced some pricing pressure from these purchasers. These GPOs have also made efforts to include smaller, independent restaurants. If these GPOs are able to add a significant number of our customers as members, we may be forced to lower the prices we charge these customers in order to retain their business, which would negatively affect our business, financial condition, or results of operations. Additionally, if we are unable or unwilling to lower the prices we charge for our products to a level that is satisfactory to the GPOs, we may lose the business of those customers that are members of these organizations, which could have a material adverse effect on our business, financial condition, or results of operations.

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

Additionally, changes in consumer eating habits may result in the enactment of laws and regulations that affect the ingredients and nutritional content of our food products, or laws and regulations requiring us to make additional disclosures regarding the ingredients and nutritional content of our food products. Moreover, compliance with these laws and regulations, as well as others, may be costly and time-consuming. Our inability to effectively respond to changes in food away from home consumer trends, consumer health perceptions or resulting new laws or regulations, or to adapt our menu offerings to trends in eating habits could have a material adverse effect on our business, financial condition, or results of operations.

Extreme weather conditions and natural disasters may interrupt our business or our customers’ businesses.

Many of our facilities and our customers’ facilities are located in areas that may be subject to extreme and occasionally prolonged weather conditions, including hurricanes, blizzards, earthquakes, and extreme heat or cold. Such extreme weather conditions, whether caused by climate change or otherwise, could interrupt our operations and reduce the number of consumers who visit our customers’ facilities in such areas. Furthermore, such extreme weather conditions may disrupt critical infrastructure in the United States and interrupt or impede access to our facilities or our customers’ facilities, all of which could have a material adverse effect on our business, financial condition, or results of operations.

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

From time to time, we may enter into arrangements to manage our exposure to fuel costs. Such arrangements, however, may not be effective and may result in us paying higher than market costs for a portion of our fuel. In addition, the use of such arrangements may expose us to the risk that our counterparties fail to perform their obligations, which could result in financial losses. Furthermore, while we have been successful in the past in implementing fuel surcharges to offset fuel cost increases, we may not be able to do so in the future.

In addition, compliance with current and future environmental laws and regulations relating to carbon emissions and the effects of global climate change can be expected to have a significant impact on our transportation costs, which could have a material adverse effect on our business, financial condition, or results of operations.

If one or more of our competitors implements a lower cost structure, they may be able to offer lower prices to customers and we may be unable to adjust our cost structure in order to compete profitably.

Over the last several decades, the retail food industry has undergone significant change as club stores, commercial wholesale outlets, direct food wholesalers and online food retailers have developed a lower cost structure, creating increased pressure on the industry’s profit margins. As a large-scale foodservice distributor, we have similar strategies to remain competitive in the marketplace by reducing our cost structure. However, if one or more of our competitors in the foodservice distribution industry adopted an everyday low-price strategy, we would potentially be pressured to lower prices to our customers and would need to achieve cost savings to offset these reductions. We may be unable to change our cost structure and pricing practices rapidly enough to successfully compete in such an environment, resulting in an adverse affect on our business, financial condition and results of operations.

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

Our success depends on our ability to grow our business, including through increasing our independent sales, expanding our Performance Brands, making strategic acquisitions, and achieving improved operating efficiencies as we continue to expand and diversify our customer base. Our growth and innovation strategies require significant commitments of management resources and capital investments and may not grow our net sales at the rate we expect or at all. As a result, we may not be able to recover the costs incurred in developing our new projects and initiatives or to realize their intended or projected benefits, which could have a material adverse effect on our business, financial condition, or results of operation.

We may not be able to realize benefits of acquisitions or successfully integrate the businesses we acquire.

Our growth strategy includes growth through strategic acquisitions. If we are unable to integrate acquired businesses successfully or to realize anticipated economic, operational, and other benefits and synergies in a timely manner, our profitability could be adversely affected. Integration of an acquired business may be more difficult when we acquire a business in a market in which we have limited expertise or with a company culture different from ours. A significant expansion of our business and operations, in terms of geography or magnitude, could strain our administrative and operational resources. Additionally, we may be unable to retain qualified management and other key personnel employed by acquired companies and may fail to build a network of acquired companies in new markets. We could face significantly greater competition from broadline foodservice distributors in these markets than we face in our existing markets.

We regularly evaluate opportunities to acquire other companies. To the extent our future growth includes acquisitions, we may not be able to obtain any necessary financing for such acquisitions, consummate such potential acquisitions effectively, effectively and efficiently integrate any acquired entities, or successfully expand into new markets.

In connection with our acquisition of businesses in the future, if any, we may decide to consolidate the operations of any acquired business with our existing operations or make other changes with respect to the acquired business, which could result in special charges or expenses. Our results of operations also may be adversely affected by expenses we incur in making acquisitions, by amortization of acquisition-related intangible assets with definite lives and by additional depreciation attributable to acquired assets. Moreover, in connection with contemplated or completed acquisitions or divestitures, we may incur related asset impairment charges that reduce our profitability.

Our business is subject to significant governmental regulation, and costs or claims for non-compliance related to these requirements could adversely affect our business.

Our operations are subject to regulation by state and local health departments, the USDA, and the FDA, which generally impose standards for product quality and sanitation and are responsible for the administration of bioterrorism legislation affecting the foodservice industry. These government authorities regulate, among other things, the processing, packaging, storage, distribution, advertising, and labeling of our products. The FSMA requires that the FDA impose comprehensive, prevention-based controls across the food supply, further regulates food products imported into the United States, and provides the FDA with mandatory recall authority. Our seafood operations are also specifically regulated by federal and state laws, including those administered by the National Marine Fisheries Service, established for the preservation of certain species of marine life, including fish and shellfish. Our processing and distribution facilities must be registered with the FDA biennially and are subject to periodic government agency inspections. State or federal authorities generally inspect our facilities at least annually. The Federal Perishable Agricultural Commodities Act, which specifies standards for the sale, shipment, inspection, and rejection of agricultural products, governs our relationships with our fresh food suppliers with respect to the grading and commercial acceptance of product shipments. We are also subject to regulation by state authorities for the accuracy of our weighing and measuring devices. Additionally, the Surface Transportation Board and the Federal Highway Administration regulate our trucking operations, and interstate motor carrier operations are subject to safety requirements prescribed by the U.S. Department of Transportation and other relevant federal and state agencies. Our suppliers are also subject to similar regulatory requirements and oversight. We have expanded the product lines of our Vistar segment to include hemp-based CBD products authorized under the 2018 Farm Bill. Sales of certain hemp-based CBD products are prohibited in some jurisdictions and the FDA and certain states and local governments may enact regulations that limit the marketing and use of such products. The failure to comply with applicable regulatory requirements could result in, among other things, administrative, civil, or criminal penalties or fines; mandatory or voluntary product recalls; warning or untitled letters; cease and desist orders against operations that are not in compliance; closure of facilities or operations; the loss, revocation, or modification of any existing licenses, permits, registrations, or approvals; or the failure to obtain additional licenses, permits, registrations, or approvals in new jurisdictions where we intend to do business, any of which could have a material adverse effect on our business, financial condition, or results of operations. These laws and regulations may change in the future and we could incur material costs in our efforts to comply with current or future laws and regulations or in any required product recalls.

In addition, our operations are subject to various federal, state, provincial, regional and local laws and regulations in many areas of our business, such as, minimum wage, overtime, wage payment, wage and hour and employment discrimination, harassment, immigration, human health and safety and relating to the protection of the environment, including those governing the discharge of pollutants into the air, soil, and water; the management and disposal of solid and hazardous materials and wastes; employee exposure to hazards in the workplace; and the investigation and remediation of contamination resulting from releases of petroleum products and other regulated materials. In the course of our operations, we operate, maintain, and fuel fleet vehicles; store fuel in on-site above and underground storage tanks; operate refrigeration systems; and use and dispose of hazardous substances and food wastes. We could incur substantial costs, including fines or penalties and third-party claims for property damage or personal injury, as a result of any violations of environmental or workplace safety laws and regulations or releases of regulated materials into the environment. In addition, we could incur investigation, remediation, or other costs related to environmental conditions at our currently or formerly owned or operated properties.

Finally, we are subject to legislation, regulation and other matters regarding the marketing, distribution, sale, taxation and use of cigarette, tobacco and alternative nicotine products. For example, various jurisdictions have adopted or are considering legislation and regulations restricting displays and marketing of tobacco and alternative nicotine products, requiring the disclosure of ingredients used in the manufacture of tobacco and alternative nicotine products, and imposing restrictions on public smoking and vaping. In addition, the FDA has been empowered to regulate changes to nicotine yields and the chemicals and flavors used in tobacco and alternative nicotine products (including cigars, pipe and vapor products), require ingredient listings be displayed on tobacco and alternative nicotine products, prohibit the use of certain terms that may attract youth or mislead users as to the risks involved with using tobacco and alternative nicotine products, as well as limit or otherwise impact the marketing of tobacco and alternative nicotine products by requiring additional labels or warnings that must be pre-approved by the FDA. Such legislation and related regulation are likely to continue to adversely impact the market for tobacco and alternative nicotine products and, accordingly, our sales of such products. Likewise, cigarettes and tobacco products are subject to substantial excise taxes. Significant increases in cigarette-related taxes and/or fees have been proposed or enacted and are likely to continue to be proposed or enacted by various taxing jurisdictions within the U.S. These tax increases negatively impact consumption and may cause a shift in sales from premium brands to discount brands, illicit channels, or tobacco alternatives, such as e-vapor products, as smokers seek lower priced options. Furthermore, taxing jurisdictions have the ability to change or rescind credit terms currently extended for the remittance of taxes that we collect on their behalf. If these excise taxes are substantially increased, or credit terms are substantially reduced, it could have a material adverse effect on our business, financial condition, and results of operations.

Climate change, or the legal, regulatory, or market measures being implemented to address climate change, could have an adverse impact on our business.

The effects of climate change may create financial and operational risks to our business, both directly and indirectly. There is an increased focus around the world by regulatory and legislative bodies at all levels towards policies relating to climate change and the impact of global warming, including the regulation of greenhouse gas (GHG) emissions, energy usage, and sustainability efforts. Increased compliance costs and expenses due to the impacts of climate change on our business, as well as additional legal or regulatory requirements regarding climate change or designed to reduce or mitigate the effects of carbon dioxide and other GHG emissions on the environment, particularly diesel engine emissions, may cause disruptions in, or an increase in the costs associated with, the running of our business, particularly with regard to our distribution and supply chain operations. These costs include an increase in the cost of the fuel and other energy we purchase, and capital costs associated with updating or replacing our vehicles prematurely. Moreover, compliance with any such legal or regulatory requirements may require that we implement changes to our business operations and strategy, which would require us to devote substantial time and attention to these matters and cause us to incur additional costs. We may not be able to accurately predict, prepare for, and respond to new kinds of technological innovations with respect to electric vehicles and other technologies that minimize emissions. Laws related to climate change, including those enacted to try to reduce GHG emissions could also directly or indirectly affect our suppliers, who could increase the prices of the products that we buy from them to recover the costs they incur related to such laws. The effects of climate change, and legal or regulatory initiatives to address climate change, could have a long-term adverse effect on our business, financial condition, or results of operations.

In addition, from time to time we establish and publicly announce goals and commitments related to corporate social responsibility matters, including those related to reducing our impact on the environment. For example, in 2024, we established goals for the reduction of GHG emissions, which include a target of reducing Scope 1 and 2 GHG emissions by 30% by 2034 from a 2021 base year. Our ability to meet this and other related goals depends in part on significant technological advancements with respect to the development and availability of reliable, affordable, and sustainable alternative solutions, including electric and other alternative fuel vehicles as well as alternative energy sources, which may not be developed or be available to us in the timeframe needed to achieve these goals. In addition, we may determine that it is in our best interests to prioritize other business, social, governance, or sustainable investments over the achievement of our current goals based on economic, regulatory or social factors, business strategy, or other factors. If we do not meet our publicly stated goals, then we may experience a negative reaction from the media, stockholders, activists, and other interested stakeholders, and any perception that we have failed to act responsibly regarding climate change, whether or not valid, could result in adverse publicity or legal challenges and negatively affect our business and reputation. While we remain committed to being responsive to climate change and reducing our GHG emissions, there can be no assurance that our goals and strategic plans to achieve those goals will be successful, that the costs related to climate transition will not be higher than expected, that the necessary technological advancements will occur in the timeframe we expect, or at all, or that proposed regulation or deregulation related to climate change will not have a negative competitive impact, any one of which could have a material adverse effect on our business, financial condition, or results of operations.

A significant portion of our sales volume is dependent upon the distribution of cigarettes and other tobacco products, sales of which are generally declining.

Following the acquisitions of Eby-Brown Company LLC (“Eby-Brown”) and Core-Mark, a significant portion of our sales volume depends upon the distribution of cigarettes and other tobacco products. Due to increases in the prices of cigarettes, restrictions on cigarette manufacturers’ marketing and promotions, increases in cigarette regulation and excise taxes, health concerns, increased pressure from anti-tobacco groups, the rise in popularity of tobacco alternatives, including e-vapor products and other alternative nicotine products, and other factors, cigarette consumption in the United States has been declining over the past few decades. In many instances, tobacco alternatives, such as e-vapor products, are not subject to federal, state, and local excise taxes like the sale of conventional cigarettes or other tobacco products. We expect consumption trends of legal cigarette products will continue to be negatively impacted by the factors described above. If we are unable to sell other products to make up for these declines in cigarette sales, our business, financial condition, or results of operations could be materially adversely affected.

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

Maintaining a good reputation and public confidence in the safety of the products we distribute or services we provide is critical to our business, particularly to selling our Performance Brands products. Anything that damages our reputation, or the public’s confidence in our products, services, facilities, delivery fleet, operations, or employees, whether or not justified, including adverse publicity about the quality, safety, or integrity of our products, could quickly affect our net sales and profits. Reports, whether true or not, of food-borne illnesses or harmful bacteria (such as e. coli, bovine spongiform encephalopathy, hepatitis A, trichinosis, listeria, or salmonella) and injuries caused by food tampering could also severely injure our reputation or negatively affect the public’s confidence in our products. We may need to recall our products if they become adulterated. If patrons of our restaurant customers become ill from food-borne illnesses, our customers could be forced to temporarily close restaurant locations and our sales would be correspondingly decreased. In addition, instances of food-borne illnesses, food tampering, or other health concerns, such epidemics and pandemics, even those unrelated to the use of our products, or public concern regarding the safety of our products, can result in negative publicity about the foodservice distribution industry and cause our sales to decrease dramatically. In addition, a widespread health epidemic (such as COVID-19) or food-borne illness, whether or not related to the use of our products, as well as terrorist events may cause consumers to avoid public gathering places, like restaurants, or otherwise change their eating behaviors. Health concerns and negative publicity may harm our results of operations and damage the reputation of, or result in a lack of acceptance of, our products or the brands that we carry or the services that we provide.

Moreover, the growing use of social and digital media by consumers has greatly increased the speed and extent that information or misinformation and opinions can be shared. Negative posts or comments about us, our brands, or our products on social or digital media could significantly damage our brands and reputation. Additionally, negative reaction to our marketing and advertising, including our social media content, could result in damage to our brands and reputation.

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

Although we believe our aggregate insurance limits should be sufficient to cover reasonably expected claims costs, including claims related to incidents within our operations and vehicle and driver related claims, it is possible that the amount of one or more claims could exceed our aggregate coverage limits. Insurance carriers have raised premiums for many businesses in our industry, including ours. For example, we experienced a $42.9 million increase in insurance expense in fiscal 2024 compared to fiscal 2023, primarily related to vehicle liability and workers’ compensation. Our insurance and claims expense could continue to increase in the future. Our results of operations and financial condition could be materially and adversely affected if (1) total claims costs significantly exceed our coverage limits, (2) we experience a claim in excess of our coverage limits, (3) our insurance carriers fail to pay on our insurance claims, (4) we experience a claim for which coverage is not provided, or (5) a large number of claims may cause our cost under our deductibles to differ from historic averages.

Risks Relating to Our Indebtedness

Our future financial and operating flexibility could be adversely affected by our level of indebtedness.

As of June 29, 2024, we had $4,048.9 million of indebtedness, including finance lease obligations. In addition, we had $2,678.8 million of availability under the ABL Facility (as defined below under "- Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Financing Activities" in Part II, Item 7 of this Form 10-K) after giving effect to $160.4 million of outstanding letters of credit and $96.3 million of lenders’ reserves under the ABL Facility. Subsequent to June 29, 2024, the Company paid $579.0 million for an acquisition with additional borrowings under the ABL Facility. We expect to finance the $2.1 billion purchase price for the Cheney Brothers Transaction with additional borrowings under the ABL Facility and the net proceeds from the issuance of new senior unsecured notes.

Our level of indebtedness could have important consequences for us, including:

•
requiring us to utilize a substantial portion of our cash flows from operations to make payments on our indebtedness, reducing the availability of our cash flows to fund working capital, capital expenditures, development activity, share repurchases and other general corporate purposes;
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

A substantial portion of our indebtedness is floating rate debt. As interest rates increase, our debt service obligations on such indebtedness increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. Our ABL Facility uses a Secured Overnight Financing Rate (“SOFR”) base rate following the discontinuation of the London Inter-Bank Offered Rate (“LIBOR”). SOFR is a relatively new reference rate and has a very limited history. The future performance of SOFR cannot be predicted based on its limited historical performance. Since the initial publication of SOFR in April 2018, changes in SOFR have, on occasion, been more volatile than changes in other benchmark or market rates, such as U.S. dollar LIBOR. Additionally, any successor rate to SOFR under the ABL Facility may not have the same characteristics as SOFR or LIBOR. As a result, the consequences of the phase-out of LIBOR cannot be entirely predicted at this time.

We may elect to enter into interest rate swaps to reduce our exposure to floating interest rates as described below under “—We utilize derivative financial instruments to reduce our exposure to market risks from changes in interest rates on our variable rate indebtedness and we are be exposed to risks related to counterparty creditworthiness or non-performance of these instruments.” However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.

Our ability to generate sufficient cash to service our indebtedness depends on many factors, some of which are not within our control.

Our ability to make payments on our indebtedness will depend on our ability to generate cash in the future. To a certain extent, this ability is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control. If we are unable to generate sufficient cash flow to service our debt, we may need to restructure or refinance all or a portion of our debt, sell material assets or operations, or raise additional debt or equity capital. We may not be able to affect any of these actions on a timely basis, on commercially reasonable terms, or at all, and these actions may not be sufficient to meet our debt service requirements. In addition, any refinancing of our indebtedness could be at a higher interest rate, and the terms of our existing or future debt arrangements may restrict us from effecting any of these alternatives. Our failure to make the required interest and principal payments on our indebtedness would result in an event of default under the agreement governing such indebtedness, which may result in the acceleration of some or all of our outstanding indebtedness.

Despite our level of indebtedness, we and our subsidiaries will still be able to incur significant additional amounts of debt, which could further exacerbate the risks associated with our level of indebtedness.

We and our subsidiaries may incur substantial additional indebtedness in the future. Although the agreements governing our indebtedness contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions and, under certain circumstances, the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial.

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

We enter into pay-fixed interest rate swaps to limit our exposure to changes in variable interest rates. Such instruments may result in economic losses should interest rates decline to a point lower than our fixed rate commitments. We are also exposed to credit-related losses, which could affect the results of operations in the event of fluctuations in the fair value of the interest rate swaps due to a change in the credit worthiness or non-performance by the counterparties to the interest rate swaps.

Risks Relating to the Cheney Brothers Transaction

The Cheney Brothers Transaction is subject to a number of conditions, and if these conditions are not satisfied or waived on a timely basis, the Cheney Brothers Transaction may not be completed. Failure to complete the Cheney Brothers Transaction could have material adverse effects on our ongoing business.

The completion of the Cheney Brothers Transaction is subject to a number of conditions, including (i) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Act (the “HSR Act Clearance”) and the absence of a burdensome condition (as defined in the Cheney Brothers Transaction purchase agreement) being a condition to the receipt of the HSR Act Clearance, (ii) the absence of any legal restraint preventing the consummation of the Cheney Brothers Transaction, (iii) the continuing accuracy of each party’s representations and warranties and compliance by the parties with their respective covenants (subject to materiality qualifiers) and (iv) the satisfaction of other conditions customary for a transaction similar to the Cheney Brothers Transaction, which make the completion of the Cheney Brothers Transaction and timing thereof uncertain. If the Cheney Brothers Transaction is not completed within the expected timeframe, such delay could, among other things, result in additional transaction costs or liabilities, loss of revenue and other negative effects on our ongoing business, financial condition and results of operations, including the loss of synergies and other anticipated benefits following completion of the Cheney Brothers Transaction.

If the Cheney Brothers Transaction is not completed, our ongoing business may be materially adversely affected and, without realizing any of the anticipated post-closing benefits of the Cheney Brothers Transaction, we will be subject to a number of risks, including the following:

•
the market price of our common stock could decline;
•
we could owe a $115.2 million termination fee to Cheney Brothers under certain circumstances relating to a failure to obtain the HSR Act Clearance or any other required antitrust or competition approvals;

•
time and resources committed by our management to matters relating to the Cheney Brothers Transaction could otherwise have been devoted to day-to-day operations and other opportunities that may have been beneficial to our company;
•
we may experience negative reactions from the financial markets or from our customers, suppliers, other business partners, employees and regulators; and
•
we will be required to pay costs relating to the Cheney Brothers Transaction, such as financial advisory, legal and accounting costs, whether or not the Cheney Brothers Transaction is completed.

If the Cheney Brothers Transaction does not close, these risks could adversely impact our ongoing business.

We and Cheney Brothers are each subject to business uncertainties and contractual restrictions while the Cheney Brothers Transaction is pending, which could adversely affect the business and operations of the combined company.

During the pendency of the Cheney Brothers Transaction, it is possible that some customers, suppliers and other persons with whom we or Cheney Brothers have a business relationship may delay or defer certain business decisions or seek to terminate, change or renegotiate their relationships with us or Cheney Brothers, as the case may be, as a result of the Cheney Brothers Transaction, which could negatively affect our current or the combined company’s future revenues, earnings and cash flows, regardless of whether the Cheney Brothers Transaction is completed.

Under the terms of the Cheney Brothers Transaction purchase agreement, Cheney Brothers is subject to certain restrictions on the conduct of its business prior to completing the Cheney Brothers Transaction, which may adversely affect its ability to execute certain of its business strategies, including the ability in certain cases to enter into or amend contracts, acquire or dispose of assets, incur indebtedness or fund capital expenditures. Such limitations could adversely affect Cheney Brothers’ business and operations prior to the completion of the Cheney Brothers Transaction.

Each of the risks described above could be exacerbated by delays or other adverse developments with respect to the completion of the Cheney Brothers Transaction.

Uncertainties associated with the Cheney Brothers Transaction may cause a loss of management personnel and other key employees, and we may have difficulty attracting and motivating management personnel and other key employees, which could adversely affect our future business and operations.

We are dependent on the experience and industry knowledge of our management personnel and other key employees to execute our business plans. Our success after the completion of the Cheney Brothers Transaction will depend in part upon our ability to attract, motivate and retain key management personnel and other key employees. Prior to completion of the Cheney Brothers Transaction, current and prospective employees may experience uncertainty about their roles within our Company following the completion of the Cheney Brothers Transaction, which may have an adverse effect on our ability to attract, motivate or retain management personnel and other key employees. In addition, no assurance can be given that we will be able to attract, motivate or retain management personnel and other key employees to the same extent after the completion of the Cheney Brothers Transaction.

Following completion of the Cheney Brothers Transaction, we may be unable to effectively and efficiently execute our integration plan, and the anticipated synergies and other benefits of the Cheney Brothers Transaction may not be realized or may not be realized within the expected timeframe.

Achieving the anticipated benefits of the Cheney Brothers Transaction is subject to a number of uncertainties, including whether Cheney Brothers, which currently operates as an independent company, can be integrated with our business in an efficient and effective manner. If we are unable to achieve our integration objectives within the anticipated timeframe, or at all, the expected benefits, including synergies, cost savings and operational efficiencies, may not be realized fully, or at all, or may take longer to realize than expected and the value of our common stock may be adversely affected. Additionally, as a result of the Cheney Brothers Transaction, rating agencies may take negative actions against our credit ratings, which may increase our financing costs, including in connection with the financing of the Cheney Brothers Transaction.

The integration of Cheney Brothers with our existing business will be a complex, costly and time-consuming process that may involve material challenges, including, without limitation:

•
the diversion of management’s attention from ongoing business concerns, potentially resulting in performance shortfalls;

•
managing a larger company;
•
maintaining employee morale and attracting, motivating and retaining management personnel and other key employees;
•
the possibility of faulty assumptions underlying expectations regarding the integration process;
•
retaining existing, and attracting new, business and operational relationships;
•
consolidating corporate and administrative infrastructures and eliminating duplicative operations;
•
coordinating geographically separate organizations;
•
unanticipated issues in integrating information technology, communications and other systems;
•
unanticipated changes in federal or state laws or regulations; and
•
unforeseen expenses or delays associated with the Cheney Brothers Transaction.

Many of these factors will be outside of our control and any one of them could materially affect our financial position, results of operations and cash flows, as well as our ability to achieve the anticipated benefits of the Cheney Brothers Transaction.

We may not have discovered undisclosed liabilities of Cheney Brothers during our due diligence process.

During our due diligence review of Cheney Brothers conducted prior to the execution of the Cheney Brothers Transaction purchase agreement, we may not have discovered, or may have been unable to quantify, undisclosed liabilities of Cheney Brothers and its subsidiaries. Examples of such undisclosed liabilities may include, but are not limited to, pending or threatened litigation or regulatory matters. Any such undisclosed liabilities could have an adverse effect on our business, results of operations, financial condition and cash flows following the completion of the Cheney Brothers Transaction.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

We rely upon information technology networks and systems to process, transmit, and store electronic information, and to manage or support virtually all of our business processes and activities. Accordingly, we maintain a comprehensive Information Security Program, anchored in a multi-tiered, defense-in-depth strategy designed to identify and mitigate risks from cybersecurity threats. We believe that our Information Security Program aligns with industry frameworks and assesses security trends, and facilitates identification and reduction of vulnerabilities. Our cybersecurity strategy considers existing risks to our company and those that we are likely to encounter based on our industry, company profile, and business objectives. Consideration of risks from cybersecurity threats is a key component of our overall enterprise risk management strategy.

We have implemented a risk management program to identify and track information risks, including cybersecurity threats, from many different sources, including third parties, technology projects, acquisitions, risk assessments, technical assessments, and internal/external audits, and assesses them based on severity. Our annual information technology general control testing, which is conducted in connection with our internal control over financial reporting review process, and periodic reviews of risks and controls related to cybersecurity threats that may impact financial reporting control objectives also serve to identify and track information risks. Additionally, we partner with independent third-party service providers to perform cybersecurity assessments, such as network and application penetration testing.

To emphasize the importance of cybersecurity awareness, advise of cybersecurity threats, and provide examples of how to mitigate such threats in their use of PFG systems, we also maintain an information security training program that combines several forms of training, including routine phishing exercises, across our workforce.

We acknowledge the potential cybersecurity risks inherent in our relationships with third parties. Accordingly, PFG has implemented a third-party risk management program to identify and oversee such risks. Our third-party risk assessment framework evaluates the cybersecurity practices and controls of third parties. Activities undertaken in relation to third parties may include due diligence inquiries, reviewing security policies and program capabilities, reviewing security certifications and results of independent audits. Review and establishment of contractual requirements is performed in accordance with the level of risk presented by a third party.

We maintain a regularly revised Cybersecurity Incident Response Plan and Cybersecurity Incident Notification Policy, which provide protocols for evaluating and responding to cybersecurity incidents, including escalation of information to senior leadership, including the Board of Directors, as appropriate, and meeting external reporting obligations. We periodically perform tabletop exercises where we perform walkthroughs of cybersecurity incident situations to test our response plans. To date, we have not experienced any cybersecurity incidents that materially affected, or are likely to materially affect, our business strategy, results of operations, or financial condition, but future incidents cannot be predicted. See “Item 1A. Risk Factors” for additional information regarding cybersecurity-related risks that could impact our business.

Governance

Our Board of Directors executes its cybersecurity risk oversight function as a whole and by delegating responsibility to the Technology and Cybersecurity Committee of our Board of Directors, which oversees our management of risks relating to information technology security and our cybersecurity policies, controls and procedures. The Audit and Finance Committee of our Board of Directors oversees our enterprise risk management program as a whole and risk management regarding major financial risk exposure, including the potential financial impact of cybersecurity incidents. The Technology and Cybersecurity Committee receives quarterly presentations and reports on cybersecurity and information security risks from management, including our Executive Vice President and Chief Information Officer (“CIO”) and Vice President, Chief Information Security Officer (“CISO”). These presentations and reports address a broad range of topics, including progress of security initiatives, strategy, key performance indicators, cybersecurity risks, and notable cybersecurity incidents. In addition, the Technology and Cybersecurity Committee and the Board of Directors receive briefings from time to time from outside experts for an independent view on cybersecurity risks, including best practices and current trends in cybersecurity.

Our CIO’s experience includes over 25 years of experience in information technology leadership roles, including ProBuild Holdings, the nation’s largest supplier of building materials; Gates Corporation, a manufacturer/distributor of automotive parts; and Nupremis Inc., a start-up that provided hosting and managed services. We also have a dedicated CISO, whose team is responsible for management of PFG’s Information Security Program, policies, compliance with internal/external mandates, strategy, security incident planning and response. Our CISO reports to our CIO and has more than 20 years of cybersecurity, technology assurance and controls experience, including 17 years as a Certified Information Systems Security Professional (CISSP) and 12 years at PFG in information security and compliance. Our CISO joined PFG following several years of experience working in information security consulting, including Big 4 Accounting and Assurance, as well as working in industries including banking and finance.

Item 2. Properties

As of June 29, 2024, we operated 144 distribution centers across our three reportable segments. Of our 144 facilities, we owned 62 facilities and leased the remaining 82 facilities. Our Foodservice segment operated 78 distribution centers, our Vistar segment operated 27 distribution centers, and our Convenience segment operated 39 distribution centers, all of which had an average square footage of approximately 200,000 square feet per facility.

Location	Foodservice	Vistar	Convenience	Total
Alabama	1	—	—	1
Arkansas	1	—	1	2
Arizona	1	1	—	2
California	4	3	5	12
Colorado	1	1	1	3
Connecticut	—	1	—	1
Florida	6	1	2	9
Georgia	3	1	2	6
Iowa	1	—	1	2
Illinois	2	1	1	4
Indiana	1	1	1	3
Kentucky	3	1	2	6
Louisiana	3	—	—	3
Massachusetts	3	1	2	6
Maryland	2	—	—	2
Maine	1	—	1	2
Michigan	1	1	1	3
Minnesota	3	1	1	5
Missouri	4	1	—	5
Mississippi	4	1	—	5
North Carolina	1	1	2	4
Nebraska	1	—	—	1
New Jersey	3	2	—	5
New Mexico	—	—	2	2
Nevada	—	1	1	2
Ohio	3	1	2	6
Oregon	1	1	1	3
Pennsylvania	2	1	2	5
South Carolina	3	—	—	3
Tennessee	5	1	—	6
Texas	5	2	1	8
Utah	—	—	1	1
Virginia	4	—	—	4
Vermont	2	—	—	2
Washington	—	—	1	1
Wisconsin	3	1	1	5
Canada	—	—	4	4
Total	78	27	39	144

Our Foodservice “broad-line” customers are generally located no more than 200 miles from one of our distribution facilities, and national chain customers are generally located no more than 450 miles from one of our distribution facilities. Of the 78 Foodservice distribution centers, 9 have meat cutting operations that provide custom-cut meat products and one has seafood processing operations that provide custom-cut and packed seafood to our customers and our other distribution centers. The Convenience segment operates two additional facilities as a third-party logistics provider dedicated solely to supporting the logistics and management requirements of one of our customers. These distribution facilities are located in Arizona and Texas.

Customer orders are typically assembled in our distribution facilities and then sorted, placed on pallets, and loaded onto trucks and trailers in delivery sequence. Deliveries are generally made in large tractor-trailers that we usually lease. We use integrated computer systems to design and track efficient route sequences for the delivery of our products.

Our properties also include a combined headquarters facility for our corporate offices and the Foodservice segment that is located in Richmond, Virginia; a combined support service center and headquarters facility for Vistar that is located in Englewood, Colorado; headquarters for Convenience located in Westlake, Texas; locations to support Other segment operations; and other support service centers and corporate offices located in North America.

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

Approximate Number of Common Shareholders

At the close of business on August 7, 2024, there were approximately 1,378 holders of record of our shares of common stock. This stockholder figure does not include a substantially greater number of holders whose shares are held of record by banks, brokers and other financial institutions.

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

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer

The following table provides information relating to our purchases of shares of the Company's common stock during the fourth quarter of fiscal 2024.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan (in millions)(2)
March 31, 2024—April 27, 2024	128	$70.30	—	$210.6
April 28, 2024—May 25, 2024	143	$68.76	—	$210.6
May 26, 2024—June 29, 2024	241	$69.67	—	$210.6
Total	512	$69.57	—

(1) During the fourth quarter of fiscal 2024, the Company purchased 512 shares of the Company's common stock via share withholding for payroll tax obligations due from employees in connection with the delivery of shares of the Company's common stock under our incentive plans.

(2) On November 16, 2022, the Board of Directors authorized a share repurchase program for up to $300 million of the Company’s outstanding common stock. The share repurchase program has an expiration date of November 16, 2026 and may be amended, suspended, or discontinued at any time at the Company’s discretion, subject to compliance with applicable laws. Repurchases under this program depend upon market place conditions and other factors, including compliance with the covenants in the agreements governing our existing indebtedness.

Stock Performance Graph

The performance graph below compares the cumulative total shareholder return of the Company’s common stock over the previous five fiscal years, with the cumulative total return for the same period of the S&P 500 index and the S&P Midcap 400 Food, Beverage & Tobacco Industry Group. The graph assumes the investment of $100 in our common stock and each of the indices as of the market close on June 28, 2019 and the reinvestment of dividends, as applicable. Performance data for the Company, the S&P 500 index, and the S&P Midcap 400 Food, Beverage & Tobacco Industry Group is provided as of the last trading day of each of our last five fiscal years. The stock price performance graph is not necessarily indicative of future stock price performance.

Comparison of Shareholder Stock Return

June 28, 2019 - June 28, 2024

Performance Food Group
S&P 500
S&P Mid Cap 400/Food Beverage & Tobacco
$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
6/28/2019
6/26/2020
7/2/2021
7/29/2022
6/30/2023
6/28/2024

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

The following includes a comparison of our consolidated results of operations, our segment results and financial position for fiscal years 2024 and 2023. For a comparison of our consolidated results of operations, segment results and financial position for fiscal years 2023 and 2022, see Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended July 1, 2023, filed with the SEC on August 16, 2023.

Our Company

We market and distribute over 250,000 food and food-related products to customers across the United States from approximately 144 distribution facilities to over 300,000 customer locations in the “food-away-from-home” industry. We offer our customers a broad assortment of products including our proprietary-branded products, nationally branded products, and products bearing our customers’ brands. Our product assortment ranges from “center-of-the-plate” items (such as beef, pork, poultry, and seafood), frozen foods, and groceries to candy, snacks, beverages, cigarettes, and other tobacco products. We also sell disposables, cleaning and kitchen supplies, and related products used by our customers. In addition to the products we offer to our customers, we provide value-added services by allowing our customers to benefit from our industry knowledge, scale, and expertise in the areas of product selection and procurement, menu development, and operational strategy.

Based on the Company’s organization structure and how the Company’s management reviews operating results and makes decisions about resource allocation, the Company has three reportable segments: Foodservice, Vistar, and Convenience. Our Foodservice segment distributes a broad line of national brands, customer brands, and our proprietary-branded food and food-related products, or “Performance Brands.” Foodservice sells to independent and multi-unit “Chain” restaurants and other institutions such as schools, healthcare facilities, business and industry locations, and retail establishments. Our Chain customers are multi-unit restaurants with five or more locations and include some of the most recognizable family and casual dining restaurant chains. Our Vistar segment specializes in distributing candy, snacks, beverages, and other items nationally to vending, office coffee service, theater, retail, hospitality, and other channels. Our Convenience segment distributes candy, snacks, beverages, cigarettes, other tobacco products, food and foodservice related products and other items to convenience stores across North America. We believe that there are substantial synergies across our segments. Cross-segment opportunities include business development, procurement, operational best practices such as the use of new productivity technologies, and supply chain and network optimization, as well as shared corporate functions such as accounting, treasury, tax, legal, information systems, and human resources.

The Company’s fiscal year ends on the Saturday nearest to June 30th. This resulted in a 52-week year for fiscal 2024, 2023, and 2022. References to “fiscal 2024” are to the 52-week period ended June 29, 2024, references to “fiscal 2023” are to the 52-week period ended July 1, 2023, and references to “fiscal 2022” are to the 52-week period ended July 2, 2022.

Key Factors Affecting Our Business

We believe that our performance is principally affected by the following key factors:

•
Changing demographic and macroeconomic trends. Excluding the peak years of the COVID-19 pandemic, the share of consumer spending captured by the food-away-from-home industry has increased steadily for several decades. The share increases in periods of increasing employment, rising disposable income, increases in the number of restaurants, and favorable demographic trends, such as smaller household sizes, an increasing number of dual income households, and an aging population base that spends more per capita at foodservice establishments and is adversely impacted when these factors move in the opposite direction. The foodservice distribution industry is also sensitive to national and regional economic conditions, such as changes in consumer spending, changes in consumer confidence, changes in the rate of inflation and fuel prices, supply chain disruptions, and labor shortages.

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

Adjusted EBITDA

Management measures operating performance based on our Adjusted EBITDA, defined as net income before interest expense, interest income, income and franchise taxes, and depreciation and amortization, further adjusted to exclude certain items that we do not consider part of our core operating results. Such adjustments include certain unusual, non-cash, non-recurring, cost reduction, and other adjustment items permitted in calculating covenant compliance under our credit agreement and indentures (other than certain pro forma adjustments permitted under our credit agreement and indentures governing the Notes due 2027 and Notes due 2029 relating to the Adjusted EBITDA contribution of acquired entities or businesses prior to the acquisition date). Under our credit agreement and indentures, our ability to engage in certain activities such as incurring certain additional indebtedness, making certain investments, and making restricted payments is tied to ratios based on Adjusted EBITDA (as defined in our credit agreement and indentures). Our definition of Adjusted EBITDA may not be the same as similarly titled measures used by other companies.

Adjusted EBITDA is not a measure of operating income, operating performance, or liquidity presented in accordance with, or required by, GAAP, and is subject to important limitations. We use this measure to evaluate the performance of our business on a consistent basis over time and for business planning purposes. In addition, targets based on Adjusted EBITDA are among the measures we use to evaluate our management’s performance for purposes of determining their compensation under our incentive plans. We believe that the presentation of Adjusted EBITDA is useful to investors because it is frequently used by securities analysts, investors, and other interested parties, including our lenders under our credit agreement and holders of our Notes due 2027 and Notes due 2029 in their evaluation of the operating performance of companies in industries similar to ours.

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

Results of Operations and Adjusted EBITDA

The following table sets forth a summary of our results of operations and Adjusted EBITDA for the periods indicated (dollars and shares in millions, except per share data):

	Fiscal Year Ended			Fiscal 2024		Fiscal 2023
	June 29, 2024	July 1, 2023	July 2, 2022	Change	%	Change	%
Net sales	$58,281.2	$57,254.7	$50,894.1	$1,026.5	1.8	6,360.6	12.5
Cost of goods sold	51,704.1	50,999.8	45,637.7	704.3	1.4	5,362.1	11.7
Gross profit	6,577.1	6,254.9	5,256.4	322.2	5.2	998.5	19.0
Operating expenses	5,750.7	5,489.1	4,929.0	261.6	4.8	560.1	11.4
Operating profit	826.4	765.8	327.4	60.6	7.9	438.4	133.9
Other expense, net
Interest expense	232.2	218.0	182.9	14.2	6.5	35.1	19.2
Other, net	(2.6)	3.8	(22.6)	(6.4)	(168.4)	26.4	116.8
Other expense, net	229.6	221.8	160.3	7.8	3.5	61.5	38.4
Income before income taxes	596.8	544.0	167.1	52.8	9.7	376.9	225.6
Income tax expense	160.9	146.8	54.6	14.1	9.6	92.2	168.9
Net income	$435.9	$397.2	$112.5	$38.7	9.7	284.7	253.1
Adjusted EBITDA	$1,506.1	$1,363.4	$1,019.8	$142.7	10.5	343.6	33.7
Weighted-average common shares outstanding:
Basic	154.4	154.2	149.8	0.2	0.1	4.4	2.9
Diluted	156.0	156.1	151.3	(0.1)	(0.1)	4.8	3.2
Earnings per common share:
Basic	$2.82	$2.58	$0.75	$0.24	9.3	$1.83	244.0
Diluted	$2.79	$2.54	$0.74	$0.25	9.8	$1.80	243.2

We believe that the most directly comparable GAAP measure to Adjusted EBITDA is net income. The following table reconciles Adjusted EBITDA to net income for the periods presented:

	Fiscal year ended
	June 29, 2024	July 1, 2023	July 2, 2022
	(In millions)
Net income (GAAP)	$435.9	$397.2	$112.5
Interest expense	232.2	218.0	182.9
Income tax expense	160.9	146.8	54.6
Depreciation	355.2	315.7	279.7
Amortization of intangible assets	201.5	181.0	183.1
Change in LIFO reserve (1)	62.3	39.2	122.9
Stock-based compensation expense	41.9	43.3	44.0
(Gain) loss on fuel derivatives	(1.8)	5.7	(20.7)
Acquisition, integration & reorganization expenses (2)	23.7	10.6	49.9
Other adjustments (3)	(5.7)	5.9	10.9
Adjusted EBITDA (Non-GAAP)	$1,506.1	$1,363.4	$1,019.8

(1)
Includes increases in the last-in-first-out (“LIFO”) reserve of $3.8 million for Foodservice and $58.5 million for Convenience for fiscal 2024 compared to a decrease of $19.2 million for Foodservice and an increase $58.4 million for Convenience for fiscal 2023 and increases of $31.9 million for Foodservice and $91.0 million for Convenience for fiscal 2022.
(2)
Includes professional fees and other costs related to in-progress, completed, and abandoned acquisitions, costs of integrating certain of our facilities, and facility closing costs.
(3)
Includes an $8.1 million gain on the sale of a Foodservice warehouse facility for fiscal year 2024, asset impairments, gains and losses on disposal of other fixed assets, amounts related to favorable and unfavorable leases, foreign currency transaction gains and losses, franchise tax expense, and other adjustments permitted by our credit agreement.

Consolidated Results of Operations

Fiscal year ended June 29, 2024 compared to fiscal year ended July 1, 2023

Net Sales

Net sales growth is primarily a function of acquisitions, case growth, pricing (which is primarily based on product inflation/deflation), and a changing mix of customers, channels, and product categories sold.

Net sales increased $1.0 billion, or 1.8%, in fiscal 2024 compared to fiscal 2023. The increase in net sales was primarily attributable to case volume growth in our independent Foodservice business, an increase in selling price per case as a result of inflation, and recent acquisitions, partially offset by case declines in our Convenience business. The overall rate of product cost inflation was approximately 3.7% for fiscal 2024. Total case volume increased 1.6% in fiscal 2024 compared to fiscal 2023. Total organic case volume (defined as total case volume excluding case volume from recent acquisitions) increased 1.2% in fiscal 2024 compared to the prior fiscal year. Total organic case volume benefited from an increase of 6.0% in organic independent cases sold, growth in Performance Brands cases, and growth in cases sold to Foodservice's Chain business.

Gross Profit

Gross profit increased $322.2 million, or 5.2%, in fiscal 2024 compared to fiscal 2023. The increase in gross profit was primarily driven by cost of goods sold optimization through procurement efficiencies, as well as growth in cases sold, including growth in the independent channel and Performance Brands, and recent acquisitions. Independent customers typically receive more services from us, cost more to serve, and pay a higher gross profit per case than other customers.

Operating Expenses

Operating expenses increased $261.6 million, or 4.8%, for fiscal 2024 compared to fiscal 2023. The increase in operating expenses was primarily driven by increases in personnel expense, insurance expense, and repairs and maintenance expense. Operating expenses include a $141.2 million increase in personnel expenses primarily related to wages, benefits, and commissions, a $42.9 million increase in insurance expense primarily related to workers’ compensation and vehicle liability, and a $26.0 million increase in repairs and maintenance expense primarily related to transportation equipment and information technology maintenance. These increases were partially offset by a $34.5 million decrease in fuel expenses primarily due to lower fuel prices for fiscal 2024 compared to the prior fiscal year.

Depreciation and amortization of intangible assets increased from $496.7 million in fiscal 2023 to $556.7 million in fiscal 2024, an increase of 12.1%. Depreciation of fixed assets and amortization of intangible assets increased a result of recent acquisitions, an increase in transportation equipment under finance leases, and accelerated amortization of certain customer relationships and trade names.

Net Income

Net income increased $38.7 million, or 9.7% for fiscal 2024 compared to fiscal 2023 due to the $60.6 million increase in operating profit and an increase in other income, partially offset by increases in income tax expense and interest expense. The increase in other income primarily relates to realized and unrealized gains on fuel hedging instruments. The increase in interest expense was primarily the result of an increase in the average interest rate in fiscal 2024 compared to the prior fiscal year.

The Company reported income tax expense of $160.9 million for fiscal 2024 compared to $146.8 million for fiscal 2023. The effective tax rate for fiscal 2024 remained consistent with the prior fiscal year at 27.0%, although the components of the rate changed from the prior year period due to an increase in income tax credits and a benefit from stock-based compensation, offset by an increase in foreign and state income tax expense and non-deductible expenses as a percentage of book income.

Segment Results

The Company has three reportable segments: Foodservice, Vistar, and Convenience. Management evaluates the performance of these segments based on various operating and financial metrics, including their respective sales growth and Segment Adjusted EBITDA, which is the Company’s GAAP measure of segment profit. Segment Adjusted EBITDA is defined as net income before interest expense, interest income, income taxes, depreciation, and amortization and excludes certain items that the Company does not consider part of its segments’ core operating results, including stock-based compensation expense, changes in the LIFO reserve, acquisition, integration and reorganization expenses, and gains and losses related to fuel derivatives. See Note 19. Segment Information of the consolidated financial statements in this Form 10-K.

Corporate & All Other is comprised of unallocated corporate overhead and certain operations that are not considered separate reportable segments based on their size. This also includes the operations of our internal logistics unit responsible for managing and allocating inbound logistics revenue and expense.

The following tables set forth net sales and Adjusted EBITDA by segment for the periods indicated (dollars in millions):

Net Sales

	Fiscal year ended			Fiscal 2024		Fiscal 2023
	June 29, 2024	July 1, 2023	July 2, 2022	Change	%	Change	%
Foodservice	$29,024.6	$28,490.6	$26,579.2	$534.0	1.9	$1,911.4	7.2
Vistar	4,789.8	4,549.3	3,681.8	240.5	5.3	867.5	23.6
Convenience	24,177.0	24,119.6	20,603.3	57.4	0.2	3,516.3	17.1
Corporate & All Other	946.1	700.4	526.5	245.7	35.1	173.9	33.0
Intersegment Eliminations	(656.3)	(605.2)	(496.7)	(51.1)	(8.4)	(108.5)	(21.8)
Total net sales	$58,281.2	$57,254.7	$50,894.1	$1,026.5	1.8	$6,360.6	12.5

Segment Adjusted EBITDA

	Fiscal year ended			Fiscal 2024		Fiscal 2023
	June 29, 2024	July 1, 2023	July 2, 2022	Change	%	Change	%
Foodservice	$1,001.2	$943.6	$786.5	$57.6	6.1	$157.1	20.0
Vistar	340.6	325.3	193.0	15.3	4.7	132.3	68.5
Convenience	363.6	328.8	257.1	34.8	10.6	71.7	27.9
Corporate & All Other	(199.3)	(234.3)	(216.8)	35.0	14.9	(17.5)	(8.1)
Total Adjusted EBITDA	$1,506.1	$1,363.4	$1,019.8	$142.7	10.5	$343.6	33.7

Segment Results—Foodservice

Fiscal year ended June 29, 2024 compared to fiscal year ended July 1, 2023

Net Sales

Net sales for Foodservice increased $534.0 million, or 1.9%, from fiscal 2023 to fiscal 2024. This increase in net sales was driven by case volume growth, including growth in our independent and Chain business. Securing new and expanding business with independent customers resulted in organic independent case growth of 6.0% in fiscal 2024 compared to the prior fiscal year. For fiscal 2024, independent sales as a percentage of total segment sales were 39.5%. The overall rate of product cost inflation was approximately 0.2% for fiscal 2024.

Segment Adjusted EBITDA

Adjusted EBITDA for Foodservice increased $57.6 million, or 6.1%, from fiscal 2023 to fiscal 2024. This increase was the result of an increase in gross profit, partially offset by an increase in operating expenses. Gross profit contributing to Foodservice’s Adjusted EBITDA increased $206.0 million, or 5.3% in fiscal 2024 compared to the prior fiscal year. The increase in gross profit was driven by a favorable shift in the mix of cases sold and growth in cases sold, including more Performance Brands products sold to independent customers.

Operating expenses impacting Foodservice’s Adjusted EBITDA increased by $148.8 million, or 5.1%, from fiscal 2023 to fiscal 2024. Operating expenses increased as a result of a $108.8 million increase in personnel expenses primarily related to wages, benefits, and commissions due to an increase in full-time employees, an increase of $25.1 million in insurance expense primarily related to vehicle liability and workers' compensation, a $6.5 million increase in repairs and maintenance expense primarily related to transportation equipment, partially offset by a $10.3 million decrease in fuel expense primarily due to lower fuel prices, compared to the prior fiscal year.

Depreciation of fixed assets and amortization of intangible assets recorded in this segment increased from $279.8 million in fiscal 2023 to $293.6 million in fiscal 2024. Depreciation of fixed assets and amortization of intangible assets increased in fiscal 2024 as a result of an increase in transportation equipment under finance leases, partially offset by certain customer relationships that were fully amortized in the prior fiscal year.

Segment Results—Vistar

Fiscal year ended June 29, 2024 compared to fiscal year ended July 1, 2023

Net Sales

Net sales for Vistar increased $240.5 million, or 5.3%, from fiscal 2023 to fiscal 2024. The increase in net sales was primarily driven by an increase in selling price per case as a result of inflation and an acquisition in the second quarter of fiscal 2024. The overall rate of product cost inflation was 5.8% for fiscal 2024. Total organic case volume growth for Vistar was flat for fiscal 2024, as growth in the vending, office coffee service, office supply, travel, and hospitality channels was offset by declines in theater cases sold.

Segment Adjusted EBITDA

Adjusted EBITDA for Vistar increased $15.3 million, or 4.7%, from fiscal 2023 to fiscal 2024. The increase was the result of an increase in gross profit, partially offset by an increase in operating expenses. Gross profit contributing to Vistar's Adjusted EBITDA increased $60.9 million, or 7.7%, in fiscal 2024 compared to fiscal 2023, driven by a recent acquisition and pricing improvement from procurement efficiencies, partially offset by expected decreases in inventory holding gains.

Operating expenses impacting Vistar’s Adjusted EBITDA increased $44.6 million, or 9.6%, for fiscal 2024 compared to the prior fiscal year. Operating expenses increased primarily as a result of a recent acquisition and an increase of $5.9 million in building rent expense as a result of lease renewals and expansion compared to the prior fiscal year.

Depreciation of fixed assets and amortization of intangible assets recorded in this segment increased from $42.1 million in fiscal 2023 to $49.9 million in fiscal 2024 due primarily to a recent acquisition.

Segment Results—Convenience

Fiscal year ended June 29, 2024 compared to fiscal year ended July 1, 2023

Net Sales

Net sales for Convenience increased $57.4 million, or 0.2% from fiscal 2023 to fiscal 2024. The increase in net sales for Convenience was driven primarily by an increase in selling price per case as a result of cigarette manufacturers’ price increases and continued inflation for food and foodservice related products, partially offset by a decline in cigarette carton sales and food and foodservice related cases sold.

Segment Adjusted EBITDA

Adjusted EBITDA for Convenience increased $34.8 million, or 10.6%, from fiscal 2023 to fiscal 2024. This increase was a result of a decrease in operating expenses. Gross profit contributing to Convenience’s Adjusted EBITDA decreased $1.0 million, or 0.1%, for fiscal 2024 compared to the prior fiscal year primarily due to expected decreases in inventory holding gains, partially offset by pricing improvement from procurement efficiencies.

Operating expenses impacting Convenience’s Adjusted EBITDA, decreased $35.2 million, or 2.8%, for fiscal 2024 compared to the prior fiscal year. Operating expenses decreased primarily as a result of a $25.8 million decrease in personnel expenses from reduced contract labor and overtime and a $10.9 million decrease in fuel expense, partially offset by an increase of a $7.9 million of insurance expense primarily related to workers' compensation and vehicle liability compared to the prior fiscal year.

Depreciation and amortization of intangible assets recorded in this segment increased from $148.0 million in fiscal 2023 to $153.5 million in fiscal 2024 as a result of an increase in transportation equipment under finance leases.

Segment Results—Corporate & All Other

Fiscal year ended June 29, 2024 compared to fiscal year ended July 1, 2023

Net Sales

Net sales for Corporate & All Other increased $245.7 million from fiscal 2023 to fiscal 2024. The increase was primarily attributable to acquisitions within a non-reportable segment and an increase in services provided to our other segments.

Segment Adjusted EBITDA

Adjusted EBITDA for Corporate & All Other was a negative $199.3 million for fiscal 2024 compared to a negative $234.3 million for fiscal 2023. Corporate & All Other’s Adjusted EBITDA benefited from an increase of $34.7 million in Adjusted EBITDA from the operations of acquisitions made in the second quarter of fiscal 2023 and in the first quarter of fiscal 2024.

Depreciation and amortization of intangible assets recorded in this segment increased from $26.8 million in fiscal 2023 to $59.7 million in fiscal 2024 due to acquisitions and amortization of certain customer relationships and trade names.

Liquidity and Capital Resources

We have historically financed our operations and growth primarily with cash flows from operations, borrowings under our credit facilities, operating and finance leases, and normal trade credit terms. We have typically funded our acquisitions with additional borrowings under our credit facilities or with the net proceeds from the issuances of senior notes. Our borrowing levels are subject to seasonal fluctuations, as well as procurement and acquisition activities. We borrow under our credit facilities or pay them down regularly based on our cash flows from operating and investing activities. Our practice is to minimize interest expense while maintaining reasonable liquidity.

As market conditions warrant, we may from time to time seek to repurchase our securities or loans in privately negotiated or open market transactions, by tender offer or otherwise. Any such repurchases may be funded by incurring new debt, including additional borrowings under our credit facilities. In addition, depending on conditions in the credit and capital markets and other factors, we will, from time to time, consider other financing transactions, the proceeds of which could be used to refinance our indebtedness, make investments or acquisitions or for other purposes. Any new debt may be secured debt.

We are exposed to interest rate risk related to changes in interest rates for borrowings under our ABL Facility. To add stability to interest expense and manage our exposure to interest rate movements, we enter into interest rate swap agreements. These swaps are designated as cash flow hedges and involve the receipt of variable-rate amounts from a counterparty in exchange for making fixed-rate payments. As of June 29, 2024, $350.0 million of the outstanding ABL Facility balance is currently hedged under interest rate swaps which results in 80% of our total debt outstanding, including finance lease obligations, being fixed-rate debt.

In November 2022, the Board of Directors authorized a share repurchase program for up to $300 million of the Company’s outstanding common stock. This authorization replaced the previously authorized $250 million share repurchase program. The share repurchase program has an expiration date of November 16, 2026 and may be amended, suspended, or discontinued at any time at the Company’s discretion, subject to compliance with applicable laws. Repurchases under this program depend upon marketplace conditions and other factors, including compliance with the covenants in the agreements governing our existing indebtedness. During fiscal 2024, the Company repurchased and subsequently retired 1.3 million shares of common stock, for a total of $78.1 million or an average cost of $58.83 per share. During fiscal 2023, the Company repurchased and subsequently retired 0.2 million shares of common stock, for a total of $11.2 million or an average cost of $56.06 per share. As of June 29, 2024, $210.6 million remained available for share repurchases.

Our cash requirements over the next 12 months and beyond relate to our long-term debt and associated interest payments, operating and finance leases, and purchase obligations. For information regarding the Company’s expected cash requirements related to long-term debt and operating and finance leases, see Note 8. Debt and Note 12. Leases, respectively, within the Notes to Consolidated Financial Statements included in Item 8. As of June 29, 2024, the Company had total purchase obligations of $229.9 million, which includes agreements for purchases related to capital projects and services in the normal course of business, for which all significant terms have been confirmed, as well as a minimum amount due for various Company meetings and conferences. Purchase obligations also include amounts committed to various capital projects in process or scheduled to be completed in the coming fiscal years. Included in the total purchase obligations above are commitments of $146.8 million for capital projects related to warehouse expansion and improvements and warehouse equipment. The Company anticipates using cash flows from operations or borrowings under our credit agreement to fulfill these commitments. Amounts due under these agreements were not included in the Company’s consolidated balance sheet as of June 29, 2024.

On August 13, 2024, we entered into a definitive Stock Purchase Agreement to acquire Cheney Brothers in a transaction valued at $2.1 billion. The closing of the contemplated transaction is subject to customary conditions, including the receipt of required regulatory approvals. The $2.1 billion purchase price is expected to be financed with borrowing under the ABL Facility (as defined below under "- Financing Activities") and the net proceeds from the issuance of new senior unsecured notes. In connection with the Cheney Brothers Transaction, the Company is seeking an amendment to the ABL Facility that would, among other things, provide an additional $1.0 billion of revolving loan commitments, for a total aggregate principal amount available of up to $5.0 billion and extend the maturity date until 2029 (the "ABL Amendment"). It is anticipated that the ABL Amendment will be consummated in the first quarter of fiscal 2025.

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

At June 29, 2024, our cash balance totaled $27.7 million, including restricted cash of $7.7 million, as compared to a cash balance totaling $20.0 million, including restricted cash of $7.3 million, at July 1, 2023.

Operating Activities

Fiscal year ended June 29, 2024 compared to fiscal year ended July 1, 2023

During fiscal 2024 and fiscal 2023, our operating activities provided cash flow of $1,163.0 million and $832.1 million, respectively. The increase in cash flows provided by operating activities in fiscal 2024 compared to fiscal 2023 was largely driven by improvements in working capital and higher operating income.

Investing Activities

Fiscal year ended June 29, 2024 compared to fiscal year ended July 1, 2023

Cash used in investing activities totaled $682.7 million in fiscal 2024 compared to $294.6 million in fiscal 2023. These investments consisted primarily of capital purchases of property, plant, and equipment of $395.6 million and $269.7 million for fiscal years 2024 and 2023, respectively, along with net cash paid for recent acquisitions of $307.7 million and $63.8 million for fiscal years 2024 and 2023, respectively. In fiscal 2024, purchases of property, plant, and equipment primarily consisted of outlays for warehouse improvements and expansion, warehouse equipment, transportation equipment, and information technology. The following table presents the capital purchases of property, plant, and equipment by segment.

	Fiscal year ended
(Dollars in millions)	June 29, 2024	July 1, 2023	July 2, 2022
Foodservice	$259.7	$191.4	$148.2
Vistar	53.8	18.0	19.1
Convenience	43.7	46.3	31.9
Corporate & All Other	38.4	14.0	16.3
Total capital purchases of property, plant and equipment	$395.6	$269.7	$215.5

Financing Activities

During fiscal 2024, our financing activities used cash flow of $472.6 million, which consisted primarily of $275.0 million in cash used for the repayment of the Notes due 2025, $122.2 million in payments under finance lease obligations, and $78.1 million in repurchases of common stock.

During fiscal 2023, our financing activities used cash flow of $536.2 million, which consisted primarily of $454.4 million in net payments under our ABL Facility.

The following describes our financing arrangements as of June 29, 2024:

Credit Agreement: PFGC, Inc. (“PFGC”), a wholly-owned subsidiary of the Company, and Performance Food Group, Inc., a wholly-owned subsidiary of PFGC, are parties to the Fifth Amended and Restated Credit Agreement dated September 17, 2021, as amended by the First Amendment to the Fifth Amended and Restated Credit Agreement, dated April 17, 2023 (as amended, the “ABL Facility”), with Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent, and the other lenders party thereto. The ABL Facility has an aggregate principal amount available of $4.0 billion and matures September 17, 2026.

Performance Food Group, Inc. is the lead borrower under the ABL Facility, which is jointly and severally guaranteed by, and secured by the majority of the assets of PFGC and all material domestic direct and indirect wholly-owned subsidiaries of PFGC (other than the captive insurance subsidiary and other excluded subsidiaries). Availability for loans and letters of credit under the ABL Facility is governed by a borrowing base, determined by the application of specified advance rates against eligible assets, including trade accounts receivable, inventory, owned real property, and owned transportation equipment. The borrowing base is reduced quarterly by a cumulative fraction of the real property and transportation equipment values. Advances on accounts receivable and inventory are subject to change based on periodic commercial finance examinations and appraisals, and the real property and transportation equipment values included in the borrowing base are subject to change based on periodic appraisals. Audits and appraisals are conducted at the direction of the administrative agent for the benefit and on behalf of all lenders.

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

The following table summarizes outstanding borrowings, availability, and the average interest rate under the ABL Facility:

(Dollars in millions)	As of June 29, 2024	As of July 1, 2023
Aggregate borrowings	$1,160.8	$1,154.0
Letters of credit	160.4	172.2
Excess availability, net of lenders’ reserves of $96.3 and $99.7	2,678.8	2,673.8
Average interest rate, excluding impact of interest rate swaps	6.79%	6.35%

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

Senior Notes due 2025: On April 24, 2020, Performance Food Group, Inc. issued and sold $275.0 million aggregate principal amount of its 6.875% Senior Notes due 2025 (the “Notes due 2025”). On April 19, 2024, Performance Food Group, Inc. elected to exercise its right to redeem all of its outstanding Notes due 2025. Performance Food Group, Inc. redeemed the Notes due 2025 on May 1, 2024 (the “Redemption Date”) at a redemption price equal to 100% of the aggregate principal amount of the Notes due 2025, plus accrued and unpaid interest thereon to, but not including, the Redemption Date, in accordance with the terms and conditions set forth in the indenture governing the Notes due 2025.

Senior Notes due 2027: On September 27, 2019, PFG Escrow Corporation (which subsequently merged with and into Performance Food Group, Inc.), issued and sold $1,060.0 million aggregate principal amount of its 5.500% Senior Notes due 2027 (the “Notes due 2027”). The Notes due 2027 are jointly and severally guaranteed on a senior unsecured basis by PFGC and all domestic direct and indirect wholly-owned subsidiaries of PFGC (other than captive insurance subsidiaries and other excluded subsidiaries). The Notes due 2027 are not guaranteed by the Company.

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

Senior Notes due 2029: On July 26, 2021, Performance Food Group, Inc. issued and sold $1.0 billion aggregate principal amount of its Notes due 2029. The Notes due 2029 are jointly and severally guaranteed on a senior unsecured basis by PFGC and all domestic direct and indirect wholly-owned subsidiaries of PFGC (other than captive insurance subsidiaries and other excluded subsidiaries). The Notes due 2029 are not guaranteed by the Company.

The proceeds from the Notes due 2029 were used to pay down the outstanding balance of a prior credit agreement, to redeem the 5.500% Senior Notes due 2024, and to pay the fees, expenses, and other transaction costs incurred in connection with the Notes due 2029.

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

The ABL Facility and the indentures governing the Notes due 2027 and the Notes due 2029 contain customary restrictive covenants under which all of the net assets of PFGC and its subsidiaries are restricted from distribution to Performance Food Group Company, except for approximately $2,268.7 million of restricted payment capacity available under such debt agreements, as of June 29, 2024. Such minimum estimated restricted payment capacity is calculated based on the most restrictive of our debt agreements and may fluctuate from period to period, which fluctuations may be material. Our restricted payment capacity under other debt instruments to which the Company is subject may materially exceed the foregoing estimate.

As of June 29, 2024, the Company was in compliance with all of the covenants under the ABL Facility and the indentures governing the Notes due 2027 and the Notes due 2029.

Total Assets by Segment

Total assets by segment discussed below exclude intercompany receivables between segments.

Total assets for Foodservice increased $485.2 million from $6,511.6 million as of July 1, 2023 to $6,996.8 million as of June 29, 2024. During this period, this segment increased its property, plant, and equipment, operating lease right-of-use assets, and accounts receivable, partially offset by a decrease in intangible assets.

Total assets for Vistar increased $226.4 million from $1,292.7 million as of July 1, 2023 to $1,519.1 million as of June 29, 2024. During this period, Vistar increased its property, plant, and equipment, operating lease right-of-use assets, intangible assets and goodwill.

Total assets for Convenience decreased $145.3 million from $4,226.2 million as of July 1, 2023 to $4,080.9 million as of June 29, 2024. During this period, this segment decreased its inventory and intangible assets.

Total assets for Corporate & All Other increased $327.6 million from $468.5 million as of July 1, 2023 to $796.1 million as of June 29, 2024. During this period, Corporate & All Other increased its goodwill, property, plant, and equipment, and intangible assets due to recent acquisitions within a non-reportable operating segment.

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

Accounts Receivable

Accounts receivable are comprised of trade receivables from customers in the ordinary course of business, are recorded at the invoiced amount, adjusted for any discounts granted to customers, and primarily do not bear interest. Accounts receivable also includes other receivables primarily related to various rebate and promotional incentives with our suppliers. Receivables are recorded net of the allowance for credit losses on the accompanying consolidated balance sheets. We evaluate the collectability of our accounts receivable based on a combination of factors. We regularly analyze our significant customer accounts, and when we become aware of a specific customer’s inability to meet its financial obligations to us, such as bankruptcy filings or deterioration in the customer’s operating results or financial position, we record a specific reserve for bad debt to reduce the related receivable to the amount we reasonably believe is collectible. We also record reserves for bad debt for other customers based on a variety of factors, including the length of time the receivables are past due, macroeconomic considerations, and historical experience. If circumstances related to specific customers change, our estimates of the recoverability of receivables could be further adjusted.

Inventory Valuation

Our inventories consist primarily of food and non-food products. The Company values inventories at the lower of cost or net realizable value using the first-in, first-out (“FIFO”) method and last-in, first-out ("LIFO") using the link chain technique of the dollar value method. FIFO was used for approximately 65% of total inventories at June 29, 2024. We adjust our inventory balances for slow-moving, excess, and obsolete inventories. These adjustments are based upon inventory category, inventory age, specifically identified items, and overall economic conditions.

Insurance Programs

We maintain high-deductible insurance programs covering portions of general and vehicle liability and workers’ compensation. The amounts in excess of the deductibles are fully insured by third-party insurance carriers, subject to certain limitations and exclusions. We also maintain self-funded group medical insurance. We accrue our estimated liability for these deductibles, including an estimate, calculated with the assistance of third party actuaries, for incurred but not reported claims, based on known claims and past claims history. The estimated short-term portion of these accruals is included in Accrued expenses on our consolidated balance sheets, while the estimated long-term portion of the accruals is included in Other long-term liabilities. The provisions for insurance claims include estimates of the frequency and timing of claims occurrence, as well as the ultimate amounts to be paid. These insurance programs are managed by a third party, and the deductibles for general and vehicle liability and workers compensation are primarily collateralized by letters of credit and restricted cash.

Income Taxes

We follow Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740-10, Income Taxes—Overall, which requires the use of the asset and liability method of accounting for deferred income taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. The Company takes current and future expirations into consideration when evaluating the need for valuation allowances against deferred tax assets. A valuation allowance is provided when it is more likely than not that all or a portion of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Future tax benefits, including net operating loss carryforwards, are recognized to the extent that realization of such benefits is more likely than not. Investment tax credits are recognized as a reduction of income tax expense. Uncertain tax positions are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, developments in case law, and closings of statutes of limitations. Such adjustments are reflected in the tax provision as appropriate. Income tax calculations are based on the tax laws enacted as of the date of the financial statements.

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

We are required to test goodwill and other intangible assets with indefinite lives for impairment annually or more often if circumstances indicate. Indicators of goodwill impairment include, but are not limited to, significant declines in the markets, industries, and customers that buy our products, changes in the estimated future cash flows of its reporting units, changes in capital markets, and changes in its market capitalization.

We apply the guidance in FASB Accounting Standards Update (“ASU”) 2011-08 “Intangibles—Goodwill and Other—Testing Goodwill for Impairment,” which provides entities with an option to perform a qualitative assessment (commonly referred to as “step zero”) to determine whether further quantitative analysis for impairment of goodwill is necessary. In performing step zero for our goodwill impairment test, we are required to make assumptions and judgments, including but not limited to: the evaluation of macroeconomic conditions as related to our business, industry and market trends, and the overall future financial performance of our reporting units and future opportunities in the markets in which they operate. If impairment indicators are present after performing step zero, we would perform a quantitative impairment analysis to estimate the fair value of goodwill.

During fiscal 2024, fiscal 2023, and fiscal 2022, we performed the step zero analysis for our goodwill impairment test and no further quantitative impairment test was deemed necessary for our reporting units within our reportable segments. Based on our assessment, there were no impairments recorded in fiscal 2024 or fiscal 2022. There was an immaterial impairment of goodwill related to reporting units within the Corporate & All Other segment for fiscal 2023.

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

As of June 29, 2024, our subsidiary, Performance Food Group, Inc., had three interest rate swaps with a combined notional value of $500.0 million that were designated as cash flow hedges of interest rate risk. See Note 9. Derivatives and Hedging Activities within the Notes to Consolidated Financial Statements included in Item 8 for further discussion of these interest rate swaps.

The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction impacts earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as hedged interest payments are made on our debt. During the next twelve months, we estimate that gains of approximately $8.3 million will be reclassified as a decrease to interest expense.

Based on the fair values of these interest rate swaps as of June 29, 2024, a hypothetical 100 bps decrease in SOFR would result in a loss of $5.4 million and a hypothetical 100 bps increase in SOFR would result in a gain of $5.3 million within accumulated other comprehensive income.

Assuming an average daily balance on our ABL Facility of approximately $1.2 billion, approximately $242.9 million of our outstanding long-term debt is fixed through interest rate swap agreements over the next 12 months and approximately $0.9 billion represents variable-rate debt. A hypothetical 100 bps increase in SOFR on our variable-rate debt would lead to an increase of approximately $9.2 million in annual interest expense.

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

As of June 29, 2024, we had collars in place for approximately 21% of the gallons we expect to use over the twelve months following June 29, 2024. Any changes in fair value are recorded in the period of the change as unrealized gains or losses on fuel hedging instruments within Other, net in the consolidated statements of operations. A hypothetical 10% increase or decrease in expected diesel fuel prices would result in an immaterial gain or loss for these derivative instruments.

Our fuel purchases occur at market prices. Using published market price projections for diesel and estimates of fuel consumption, a 10% hypothetical increase in diesel prices from the market price would result in a potential increase of approximately

$27.8 million in fuel costs included in Operating expenses. As discussed above, this increase in fuel costs would be partially offset by fuel surcharges passed through to our customers.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

Audited Consolidated Financial Statements as of June 29, 2024 and July 1, 2023 and for the fiscal years ended June 29, 2024, July 1, 2023, and July 2, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Performance Food Group Company

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Performance Food Group Company and subsidiaries (the “Company”) as of June 29, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 29, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 29, 2024, of the Company and our report dated August 14, 2024, expressed an unqualified opinion on those financial statements.

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

August 14, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Performance Food Group Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Performance Food Group Company and subsidiaries (the "Company") as of June 29, 2024 and July 1, 2023, the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows, for the fiscal years ended June 29, 2024, July 1, 2023 and July 2, 2022, and the related notes and the schedule listed in the Index at Item 8 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 29, 2024, and July 1, 2023 and the results of its operations and its cash flows for each of the fiscal years ended June 29, 2024, July 1, 2023, and July 2, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 29, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 14, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

•
We selected a sample of recorded vendor receivables and (1) sent confirmations directly to vendors to confirm the incentive amount and the terms of the executed agreement (2) tested for subsequent cash collections (3) recalculated the incentive amount using the terms of the executed vendor agreement and (4) tested adjustments to vendor incentives to assess management’s initial estimate.
•
We obtained an understanding of the types of vendor rebates and other promotional incentives the Company receives, and the Company's accounting policies related to these incentives. Based on that understanding, we performed substantive analytical procedures by developing an independent estimate for each type of incentive and compared our estimate to the amount recorded by management, as a reduction of cost of goods sold.
•
We performed a monthly margin analysis whereby we compared margins generated in prior periods to identify anomalies in margin. We investigated significant variances from the same periods in prior years.

/s/ DELOITTE & TOUCHE LLP

Richmond, Virginia

August 14, 2024

We have served as the Company’s auditor since 2007.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)	As of June 29, 2024	As of July 1, 2023
ASSETS
Current assets:
Cash	$20.0	$12.7
Accounts receivable, less allowances of $55.2 and $56.3	2,478.9	2,399.3
Inventories, net	3,314.7	3,390.0
Income taxes receivable	71.6	41.7
Prepaid expenses and other current assets	268.1	227.8
Total current assets	6,153.3	6,071.5
Goodwill	2,418.3	2,301.0
Other intangible assets, net	971.1	1,028.4
Property, plant and equipment, net	2,788.5	2,264.0
Operating lease right-of-use assets	875.5	703.6
Other assets	186.2	130.5
Total assets	$13,392.9	$12,499.0
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable and outstanding checks in excess of deposits	2,594.4	2,453.5
Accrued expenses and other current liabilities	908.3	891.5
Finance lease obligations—current installments	147.2	102.6
Operating lease obligations—current installments	108.2	105.5
Total current liabilities	3,758.1	3,553.1
Long-term debt	3,198.5	3,460.1
Deferred income tax liability, net	497.9	446.2
Finance lease obligations, excluding current installments	703.2	447.3
Operating lease obligations, excluding current installments	819.3	628.9
Other long-term liabilities	289.0	217.9
Total liabilities	9,266.0	8,753.5
Commitments and contingencies (Note 15)
Shareholders’ equity:
Common Stock: $0.01 par value per share, 1.0 billion shares authorized, 154.2 million shares issued and outstanding as of June 29, 2024; 154.5 million shares issued and outstanding as of July 1, 2023	1.5	1.5
Additional paid-in capital	2,818.5	2,863.0
Accumulated other comprehensive income, net of tax expense of $1.5 and $4.9	4.0	14.0
Retained earnings	1,302.9	867.0
Total shareholders’ equity	4,126.9	3,745.5
Total liabilities and shareholders’ equity	$13,392.9	$12,499.0

See accompanying notes to consolidated financial statements, which are an integral part of these audited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)	Fiscal year ended June 29, 2024	Fiscal year ended July 1, 2023	Fiscal year ended July 2, 2022
Net sales	$58,281.2	$57,254.7	$50,894.1
Cost of goods sold	51,704.1	50,999.8	45,637.7
Gross profit	6,577.1	6,254.9	5,256.4
Operating expenses	5,750.7	5,489.1	4,929.0
Operating profit	826.4	765.8	327.4
Other expense, net:
Interest expense	232.2	218.0	182.9
Other, net	(2.6)	3.8	(22.6)
Other expense, net	229.6	221.8	160.3
Income before taxes	596.8	544.0	167.1
Income tax expense	160.9	146.8	54.6
Net income	$435.9	$397.2	$112.5
Weighted-average common shares outstanding:
Basic	154.4	154.2	149.8
Diluted	156.0	156.1	151.3
Earnings per common share:
Basic	$2.82	$2.58	$0.75
Diluted	$2.79	$2.54	$0.74

See accompanying notes to consolidated financial statements, which are an integral part of these audited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

($ in millions)	Fiscal Year Ended June 29, 2024	Fiscal Year Ended July 1, 2023	Fiscal Year Ended July 2, 2022
Net income	$435.9	$397.2	$112.5
Other comprehensive (loss) income, net of tax:
Interest rate swaps:
Change in fair value, net of tax	3.4	11.5	14.3
Reclassification adjustment, net of tax	(12.0)	(8.1)	3.7
Foreign currency translation adjustment, net of tax	(1.4)	(0.8)	(1.3)
Other comprehensive (loss) income	(10.0)	2.6	16.7
Total comprehensive income	$425.9	$399.8	$129.2

See accompanying notes to consolidated financial statements, which are an integral part of these audited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Shareholders’
(In millions)	Shares	Amount	Capital	(Loss) Income	Earnings	Equity
Balance as of July 3, 2021	132.5	$1.3	1,752.8	(5.3)	357.3	2,106.1
Net income	—	—	—	—	112.5	112.5
Interest rate swaps	—	—	—	18.0	—	18.0
Foreign currency translation adjustment	—	—	—	(1.3)	—	(1.3)
Issuance of common stock under stock-based compensation plans	0.7	—	(8.7)	—	—	(8.7)
Issuance of common stock under employee stock purchase plan	0.5	—	24.6	—	—	24.6
Conversion of Core-Mark shares of common stock	19.9	0.2	998.6	—	—	998.8
Conversion of Core-Mark stock-based compensation (1)	—	—	9.2	—	—	9.2
Stock-based compensation expense	—	—	40.3	—	—	40.3
Balance as of July 2, 2022	153.6	$1.5	$2,816.8	$11.4	$469.8	$3,299.5
Net income	—	—	—	—	397.2	397.2
Interest rate swaps	—	—	—	3.4	—	3.4
Foreign currency translation adjustment	—	—	—	(0.8)	—	(0.8)
Issuance of common stock under stock-based compensation plans	0.6	—	(9.5)	—	—	(9.5)
Issuance of common stock under employee stock purchase plan	0.5	—	27.7	—	—	27.7
Common stock repurchased	(0.2)	—	(11.2)	—	—	(11.2)
Stock-based compensation expense	—	—	39.2	—	—	39.2
Balance as of July 1, 2023	154.5	$1.5	$2,863.0	$14.0	$867.0	$3,745.5
Net income	—	—	—	—	435.9	435.9
Interest rate swaps	—	—	—	(8.6)	—	(8.6)
Foreign currency translation adjustment	—	—	—	(1.4)	—	(1.4)
Issuance of common stock under stock-based compensation plans	0.8	—	(19.3)	—	—	(19.3)
Issuance of common stock under employee stock purchase plan	0.2	—	15.5	—	—	15.5
Common stock repurchased	(1.3)	—	(78.1)	—	—	(78.1)
Stock-based compensation expense	—	—	37.4	—	—	37.4
Balance as of June 29, 2024	154.2	$1.5	$2,818.5	$4.0	$1,302.9	$4,126.9

(1) Represents the portion of replacement stock-based compensation awards that relates to pre-combination vesting.

See accompanying notes to consolidated financial statements, which are an integral part of these audited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)	Fiscal year ended June 29, 2024	Fiscal year ended July 1, 2023	Fiscal year ended July 2, 2022
Cash flows from operating activities:
Net income	$435.9	$397.2	$112.5
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	355.2	315.7	279.7
Amortization of intangible assets	201.5	181.0	183.1
Amortization of deferred financing costs	10.5	10.3	9.7
Provision for losses on accounts receivables	19.8	6.0	9.0
Change in LIFO reserve	62.3	39.2	122.9
Stock compensation expense	41.9	43.4	44.0
Deferred income tax expense	10.7	20.0	4.8
Loss on extinguishment of debt	0.9	—	3.2
Change in fair value of derivative assets and liabilities	(4.1)	19.0	(10.5)
Other non-cash activities	(2.4)	9.0	6.2
Changes in operating assets and liabilities, net
Accounts receivable	(81.1)	(95.6)	(195.1)
Inventories	37.7	56.9	(582.4)
Income taxes receivable	(29.9)	(11.0)	46.7
Prepaid expenses and other assets	(95.8)	(3.2)	(0.4)
Trade accounts payable and outstanding checks in excess of deposits	124.0	(164.6)	182.5
Accrued expenses and other liabilities	75.9	8.8	60.6
Net cash provided by operating activities	1,163.0	832.1	276.5
Cash flows from investing activities:
Purchases of property, plant and equipment	(395.6)	(269.7)	(215.5)
Net cash paid for acquisitions	(307.7)	(63.8)	(1,650.5)
Proceeds from sale of property, plant and equipment and other	20.6	38.9	4.5
Net cash used in investing activities	(682.7)	(294.6)	(1,861.5)
Cash flows from financing activities:
Net borrowings (payments) under ABL Facility	6.8	(454.4)	1,019.7
Repayment of Notes due 2025	(275.0)	—	—
Borrowing of Notes due 2029	—	—	1,000.0
Repayment of Notes due 2024	—	—	(350.0)
Cash paid for debt issuance, extinguishment and modifications	—	—	(25.0)
Payments under finance lease obligations	(122.2)	(88.5)	(72.1)
Cash paid for acquisitions	—	—	(6.9)
Proceeds from employee stock purchase plan	15.5	27.7	24.6
Proceeds from exercise of stock options	2.2	3.1	2.7
Cash paid for shares withheld to cover taxes	(21.5)	(12.6)	(11.4)
Repurchases of common stock	(78.1)	(11.2)	—
Other financing activities	(0.3)	(0.3)	(0.1)
Net cash (used in) provided by financing activities	(472.6)	(536.2)	1,581.5
Net increase (decrease) in cash and restricted cash	7.7	1.3	(3.5)
Cash and restricted cash, beginning of period	20.0	18.7	22.2
Cash and restricted cash, end of period	$27.7	$20.0	$18.7

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

(In millions)	As of June 29, 2024	As of July 1, 2023
Cash	$20.0	$12.7
Restricted cash(1)	7.7	7.3
Total cash and restricted cash	$27.7	$20.0
(1)
Restricted cash is reported within Other assets and represents the amounts required by insurers to collateralize a part of the deductibles for the Company’s workers’ compensation and liability claims.

Supplemental disclosures of non-cash transactions are as follows (2):

(In millions)	Fiscal year ended June 29, 2024	Fiscal year ended July 1, 2023	Fiscal year ended July 2, 2022
Non-cash issuance of Common Stock in exchange for Core-Mark stock	—	—	1,008.0

(2) Disclosure of non-cash transactions related to right-of-use assets and lease obligations is included in Note 12. Leases.

Supplemental disclosures of cash flow information are as follows:

(In millions)	Fiscal year ended June 29, 2024	Fiscal year ended July 1, 2023	Fiscal year ended July 2, 2022
Cash paid during the year for:
Interest	$242.1	$218.5	$152.4
Income tax payments net of refunds	177.1	134.1	8.7

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

Fiscal Years

The Company’s fiscal year ends on the Saturday nearest to June 30th. This resulted in a 52-week year for fiscal 2024, 2023, and 2022. References to “fiscal 2024” are to the 52-week period ended June 29, 2024, references to “fiscal 2023” are to the 52-week period ended July 1, 2023, and references to “fiscal 2022” are to the 52-week period ended July 2, 2022.

Share Repurchase Program

In November 2022, the Board of Directors of the Company authorized a share repurchase program for up to $300 million of the Company’s outstanding common stock. This authorization replaces the previously authorized $250 million share repurchase program. The share repurchase program has an expiration date of November 16, 2026 and may be amended, suspended, or discontinued at any time at the Company’s discretion, subject to compliance with applicable laws. During the fiscal year ended June 29, 2024, the Company repurchased and subsequently retired 1.3 million shares of common stock, for a total of $78.1 million or an average cost of $58.83 per share. During the fiscal year ended July 1, 2023, the Company repurchased and subsequently retired 0.2 million shares of common stock, for a total of $11.2 million or an average cost of $56.06 per share. As of June 29, 2024, approximately $210.6 million remained available for additional share repurchases.

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

Risks and Uncertainties

Our business, our industry, and the economy are influenced by a number of general macroeconomic factors, including, but not limited to, changes in the rate of inflation and fuel prices, interest rates, supply chain disruptions, labor shortages, and the effects of health epidemics and pandemics. We continue to actively monitor the impacts of the evolving macroeconomic and geopolitical landscape on all aspects of our business. The Company and our industry may face challenges related to product and fleet supply, increased product and logistics costs, access to labor supply, and lower disposable incomes due to inflationary pressures and macroeconomic conditions. The extent to which these challenges will affect our future financial position, liquidity, and results of operations remains uncertain.

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

Restricted Cash

The Company is required by its insurers to collateralize a part of the deductibles for its workers’ compensation and liability claims. The Company has chosen to satisfy these collateral requirements primarily by depositing funds in trusts or by issuing letters of credit. All amounts in restricted cash at June 29, 2024 and July 1, 2023 represent funds deposited in insurance trusts, and $7.7 million and $7.3 million, respectively, represent Level 1 fair value measurements.

Accounts Receivable

Accounts receivable are comprised of trade receivables from customers in the ordinary course of business, are recorded at the invoiced amount, adjusted for any discounts granted to customers, and primarily do not bear interest. Accounts receivable also includes other receivables primarily related to various rebate and promotional incentives with the Company’s suppliers. Receivables are recorded net of the allowance for credit losses on the accompanying consolidated balance sheets. The Company evaluates the collectability of its accounts receivable based on a combination of factors. The Company regularly analyzes its significant customer accounts, and when it becomes aware of a specific customer’s inability to meet its financial obligations to the Company, such as bankruptcy filings or deterioration in the customer’s operating results or financial position, the Company records a specific reserve for bad debt to reduce the related receivable to the amount it reasonably believes is collectible. The Company also records reserves for bad debt for other customers based on a variety of factors, including the length of time the receivables are past due, macroeconomic considerations, and historical experience. If circumstances related to specific customers change, the Company’s estimates of the recoverability of receivables could be further adjusted. The Company recorded $19.8 million in provision in fiscal 2024, $6.0 million in provision in fiscal 2023, and $9.0 million in provision in fiscal 2022 related to reserves for expected credit losses.

Inventories

The Company’s inventories consist primarily of food and non-food products. The Company values inventories at the lower of cost or net realizable value using the first-in, first-out (“FIFO”) method and last-in, first-out ("LIFO") using the link chain technique of the dollar value method. At June 29, 2024, the Company’s inventory balance of $3,314.7 million consisted primarily of finished goods, $2,164.4 million of which was valued at FIFO and $1,150.3 million valued at LIFO. At July 1, 2023, the Company's inventory balance of $3,390.0 million consisted of $2,126.6 million valued at FIFO and $1,263.4 million valued at LIFO. At June 29, 2024 and July 1, 2023, the LIFO balance sheet reserves were $275.0 million and $212.7 million, respectively. Costs in inventory include the purchase price of the product and freight charges to deliver the product to the Company’s warehouses and are net of certain consideration received from vendors in the amount of $97.6 million and $97.2 million as of June 29, 2024 and July 1, 2023, respectively. The Company adjusts its inventory balances for slow-moving, excess, and obsolete inventories. These adjustments are based upon inventory category, inventory age, specifically identified items, and overall economic conditions. As of June 29, 2024 and July 1, 2023, the Company had adjusted its inventories by approximately $16.5 million and $17.4 million, respectively.

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

Impairment of Long-Lived Assets

Long-lived assets held and used by the Company, including intangible assets with definite lives, are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the Company compares the carrying value of the asset or asset group to the projected, undiscounted future cash flows expected to be generated by the long-lived asset or asset group. Based on the Company’s assessments, an immaterial loss related to impairment was recorded in fiscal 2024 and no impairment losses were recorded in fiscal 2023 or fiscal 2022.

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

The Company is required to test goodwill and other intangible assets with indefinite lives for impairment annually, or more often if circumstances indicate. Indicators of goodwill impairment include, but are not limited to, significant declines in the markets, industries, and customers that buy the Company’s products, changes in the estimated future cash flows of its reporting units, changes in capital markets, and changes in its market capitalization. For goodwill and indefinite-lived intangible assets, the Company’s policy is to assess impairment at the end of each fiscal year.

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

During fiscal 2024, fiscal 2023, and fiscal 2022, the Company performed the step zero analysis for its goodwill impairment test and, based on this analysis, determined that no further quantitative impairment test was necessary for the Company's reporting units within its reportable segments. Based on the Company's assessment, there were no impairments recorded in fiscal 2024 or fiscal 2022. There was an immaterial impairment of goodwill related to reporting units within the Corporate & All Other segment in fiscal 2023.

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

The transaction price recognized is the invoiced price, adjusted for any incentives, such as rebates and discounts granted to the customer. The Company estimates expected returns based on an analysis of historical experience. We adjust our estimate of revenue at the earlier of when the amount of consideration we expect to receive changes or when the consideration becomes fixed. The Company determined it is responsible for collecting and remitting state and local excise taxes on cigarettes and other tobacco products and presents billed excise taxes as part of revenue. Net sales include amounts related to state and local excise taxes which totaled $3.6 billion, $3.9 billion, and $3.7 billion for fiscal 2024, fiscal 2023, and fiscal 2022, respectively. The Company has made a policy election to exclude sales tax from the transaction price. The Company does not have any significant payment terms as payment is received shortly after the point of sale.

The Company has customer contracts in which incentives are paid upfront to certain customers. These payments have become industry practice and are not related to financing the customer’s business, nor are they associated with any distinct good or service to be received from the customer. These incentive payments are capitalized and amortized over the life of the contract or the expected life of the customer relationship on a straight-line basis. The Company’s contract asset for these incentives totaled $55.4 million and $32.5 million as of June 29, 2024 and July 1, 2023, respectively.

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

Shipping and Handling Fees and Costs

Shipping and handling fees billed to customers are included in net sales. Estimated shipping and handling costs incurred by the Company of $2,582.2 million, $2,502.8 million, and $2,253.2 million are recorded in operating expenses in the consolidated statement of operations for fiscal 2024, fiscal 2023, and fiscal 2022, respectively.

Stock-Based Compensation

The Company's stock-based compensation plans consist of the Performance Food Group Company 2007 Management Option Plan (the “2007 Option Plan”), the Performance Food Group Company 2015 Omnibus Incentive Plan (the “2015 Incentive Plan”), the Core-Mark 2010 Long-Term Incentive Plan, and the Core-Mark 2019 Long-Term Incentive Plan. The Company follows the fair value recognition provisions of FASB ASC 718-10-25, Compensation—Stock Compensation—Overall—Recognition which requires that all stock-based compensation be recognized as an expense in the financial statements. The Company recognizes expense for its stock-based compensation based on the fair value of the awards that are granted. The Company estimates the fair value of service-based options using a Black-Scholes option pricing model. The fair values of service-based restricted stock, restricted stock with performance conditions and restricted stock units are based on the Company’s stock price on the date of grant. The Company estimates the fair value of options and restricted stock with market conditions using a Monte Carlo simulation. Compensation cost is recognized ratably over the requisite service period. For those options and restricted stock that have a performance condition, compensation expense is based upon the number of options or shares, as applicable, expected to vest after assessing the probability that the performance criteria will be met. The Company has made a policy election to account for forfeitures as they occur.

Compensation expense related to our employee stock purchase plan, which allows eligible employees to purchase our common stock at a 15% discount, represents the difference between the fair market value as of the purchase date and the employee purchase price.

Income Taxes

The Company follows FASB ASC 740-10, Income Taxes—Overall, which requires the use of the asset and liability method of accounting for deferred income taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. The Company takes current and future expirations into consideration when evaluating the need for valuation allowances against deferred tax assets. A valuation allowance is provided when it is more likely than not that all or a portion of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Future tax benefits, including net operating loss carryforwards, are recognized to the extent that realization of such benefits is more likely than not. Investment tax credits are recognized as a reduction of income tax expense. Uncertain tax positions are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, developments in case law, and closings of statutes of limitations. Such adjustments are reflected in the tax provision as appropriate. Income tax calculations are based on the tax laws enacted as of the date of the financial statements.

Derivative Instruments and Hedging Activities

As required by FASB ASC 815-20, Derivatives and Hedging—Hedging—General, the Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. The Company primarily uses derivative contracts to manage the exposure to variability in expected future cash flows. A portion of these derivatives is designated and qualifies as cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risks, even though hedge accounting does not apply, or the Company elects not to apply hedge accounting under FASB ASC 815-20. In the event that the Company does not apply the provisions of hedge accounting, the derivative instruments are recorded as an asset or liability on the consolidated balance sheets at fair value, and any changes in fair value are recorded as unrealized gains or losses and included in Other expense in the accompanying consolidated statement of operations. See Note 9. Derivatives and Hedging Activities for additional information on the Company’s use of derivative instruments.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The update expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. It further requires disclosure of the amount and description of its composition for other segment items, and interim disclosures of both a reportable segment’s profit or loss and assets. The guidance requires disclosure of the title and position of the chief operating decision maker and how reported measures of segment profit or loss are used to assess performance and allocate resources. This pronouncement is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments in this update will be adopted for the fiscal year ending June 28, 2025 ("fiscal 2025"), with annual reporting requirements effective for our fiscal 2025 Annual Report on Form 10-K and interim reporting requirements effective for our Quarterly Reports on Forms 10-Q within the fiscal year ending June 27, 2026 ("fiscal 2026"). The amendments in this update should be applied retrospectively to each period presented in the consolidated financial statements. The provisions of the new standard will not impact the Company's results of operations, financial position, or cash flows but will require the Company to expand its current segment disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The update expands public entities’ income tax disclosure requirements primarily by requiring disaggregation of specific categories and reconciling items that meet a quantitative threshold within the rate reconciliation, as well as disaggregation of income taxes paid by jurisdiction. This pronouncement is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company will adopt the new standard in fiscal 2026. The amendments in this update should be applied on a prospective basis, with retrospective application permitted. The Company is in the process of assessing the impact of this ASU on its future consolidated financial statements.

4. Business Combinations

During fiscal year 2024, the Company paid cash of $307.7 million for two acquisitions. These acquisitions are reported in the Vistar and Corporate and All Other segments. During fiscal year 2023, the Company paid cash of $63.8 million for one acquisition. These acquisitions did not materially affect the Company's results of operations. During fiscal year 2022, the Company made two acquisitions in cash and stock transactions totaling $2.7 billion. Subsequent to June 29, 2024, the Company paid $579.0 million for an acquisition. The Company is in the process of determining the fair values of the assets acquired and liabilities assumed.

On August 13, 2024, we entered into a definitive Stock Purchase Agreement to acquire Cheney Bros., Inc. ("Cheney Brothers") in a transaction valued at $2.1 billion. The closing of the contemplated transaction is subject to customary conditions, including the receipt of required regulatory approvals. The $2.1 billion purchase price is expected to be financed with borrowing under the ABL Facility (as defined in Note 8. Debt) and the net proceeds from the issuance of new senior unsecured notes. Cheney Brothers will be reported in the Foodservice segment.

Below is information related to the purchase price allocation for the two acquisitions in fiscal 2024 and the Company’s material acquisition of Core-Mark in fiscal 2022.

Assets acquired and liabilities assumed are recognized at their respective fair values as of the acquisition date. The following table summarizes the purchase price allocation for each major class of assets acquired and liabilities assumed for the two acquisitions for fiscal 2024:

(In millions)	Fiscal 2024
Net working capital	$22.5
Goodwill	116.4
Intangible assets with definite lives:
Customer relationships	120.2
Trade names	21.4
Technology	0.5
Non-Compete	7.8
Property, plant and equipment	73.0
Operating lease right-of-use assets	9.0
Other assets	1.0
Deferred tax liabilities	(44.8)
Operating lease obligations	(9.0)
Finance lease obligations	(10.3)
Total purchase price	$307.7

Intangible assets consist primarily of customer relationships, trade names, non-compete agreements, and technology with useful lives of two to seven years, and a total weighted-average useful life of 4.6 years. The excess of the estimated fair value of the assets acquired and the liabilities assumed over consideration paid was recorded as $116.4 million of goodwill.

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

The $1.1 billion cash portion of the acquisition was financed using borrowings from the ABL Facility. The Core-Mark acquisition strengthens the Company’s business diversification and expands its presence in the convenience store channel. The Core-Mark acquisition is reported in the Convenience segment.

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

5. Goodwill and Other Intangible Assets

The Company recorded additions to goodwill in connection with its acquisitions. The goodwill is a result of expected synergies from combined operations of the acquisitions and the Company. The following table presents the changes in the carrying amount of goodwill:

(In millions)	Foodservice	Vistar	Convenience	Other	Total
Balance as of July 2, 2022	$1,260.7	$93.9	$884.1	$40.5	$2,279.2
Acquisitions	—	—	—	22.1	22.1
Impairments	—	—	—	(1.3)	(1.3)
Adjustments related to prior year acquisition (1)	1.0	—	—	—	1.0
Balance as of July 1, 2023	1,261.7	93.9	884.1	61.3	2,301.0
Acquisitions—current year	—	39.5	—	76.9	116.4
Adjustments related to prior year acquisition (1)	—	—	—	0.9	0.9
Balance as of June 29, 2024	$1,261.7	$133.4	$884.1	$139.1	$2,418.3

(1)
The fiscal 2023 and 2024 adjustments related to prior year acquisition are the result of net working capital adjustments.

The following table presents the Company’s intangible assets by major category as of June 29, 2024 and July 1, 2023:

	As of June 29, 2024			As of July 1, 2023
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net	Range of Lives
Intangible assets with definite lives:
Customer relationships	$1,680.6	$(898.0)	$782.6	$1,568.2	$(777.2)	$791.0	4 – 12 years
Trade names and trademarks	483.5	(343.4)	140.1	466.3	(279.7)	186.6	4 – 7 years
Deferred financing costs	73.3	(62.8)	10.5	73.3	(58.1)	15.2	Debt term
Non-compete	48.4	(40.6)	7.8	42.3	(38.4)	3.9	2 – 5 years
Technology	36.7	(32.2)	4.5	36.2	(30.1)	6.1	5 – 8 years
Total intangible assets with definite lives	$2,322.5	$(1,377.0)	$945.5	$2,186.3	$(1,183.5)	$1,002.8
Intangible assets with indefinite lives:
Goodwill	$2,418.3	$—	$2,418.3	$2,301.0	$—	$2,301.0	Indefinite
Trade names	25.6	—	25.6	25.6	—	25.6	Indefinite
Total intangible assets with indefinite lives	$2,443.9	$—	$2,443.9	$2,326.6	$—	$2,326.6

For the intangible assets with definite lives, the Company recorded amortization expense of $206.3 million for fiscal 2024, $185.7 million for fiscal 2023, and $187.5 million for fiscal 2022. For the next five fiscal periods and thereafter, the estimated future amortization expense on intangible assets with definite lives are as follows:

(In millions)
2025	200.3
2026	187.1
2027	129.9
2028	99.0
2029	97.7
Thereafter	231.5
Total amortization expense	$945.5

6. Concentration of Sales and Credit Risk

The Company had no customers that comprised more than 10% of consolidated net sales for fiscal 2024, fiscal 2023, or fiscal 2022. At June 29, 2024 and July 1, 2023, the Company had no customers that comprised more than 10% of consolidated accounts receivable. The Company maintains an allowance for doubtful accounts for which details are disclosed in the accounts receivable portion of Note 2. Summary of Significant Accounting Policies and Estimates—Accounts Receivable.

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

7. Property, Plant, and Equipment

Property, plant, and equipment as of June 29, 2024 and July 1, 2023 consisted of the following:

(In millions)	As of June 29, 2024	As of July 1, 2023	Range of Lives
Buildings and building improvements	$1,101.3	$1,019.1	10 – 39 years
Land	105.2	102.2	—
Transportation equipment	1,440.2	1,076.4	2 – 10 years
Warehouse and plant equipment	785.9	657.3	3 – 20 years
Office equipment, furniture, and fixtures	442.5	415.4	2 – 10 years
Leasehold improvements	362.0	300.3	Lease term(1)
Construction-in-process	299.5	163.2
	4,536.6	3,733.9
Less: accumulated depreciation and amortization	(1,748.1)	(1,469.9)
Property, plant and equipment, net	$2,788.5	$2,264.0

(1)
Leasehold improvements are depreciated over the shorter of the useful life of the asset or the lease term.

Total depreciation expense for the fiscal 2024, fiscal 2023, and fiscal 2022 was $355.2 million, $315.7 million, and $279.7 million, respectively, and is included in operating expenses on the consolidated statement of operations.

8. Debt

The Company is a holding company and conducts its operations through its subsidiaries, which have incurred or guaranteed indebtedness as described below.

Debt consisted of the following:

(In millions)	As of June 29, 2024	As of July 1, 2023
Credit Agreement	$1,160.8	$1,154.0
6.875% Notes due 2025, effective interest rate 7.211%	-	275.0
5.500% Notes due 2027, effective interest rate 5.930%	1,060.0	1,060.0
4.250% Notes due 2029, effective interest rate 4.439%	1,000.0	1,000.0
Less: Original issue discount and deferred financing costs	(22.3)	(28.9)
Long-term debt	3,198.5	3,460.1
Less: current installments	-	-
Total debt, excluding current installments	$3,198.5	$3,460.1

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

The following table summarizes outstanding borrowings, availability, and the average interest rate under the Company's ABL Facility:

(Dollars in millions)	As of June 29, 2024	As of July 1, 2023
Aggregate borrowings	$1,160.8	$1,154.0
Letters of credit	160.4	172.2
Excess availability, net of lenders’ reserves of $96.3 and $99.7	2,678.8	2,673.8
Average interest rate, excluding impact of interest rate swaps	6.79%	6.35%

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

Senior Notes due 2025

On April 24, 2020, Performance Food Group, Inc. issued and sold $275.0 million aggregate principal amount of its 6.875% Senior Notes due 2025 (the “Notes due 2025”). On April 19, 2024, Performance Food Group, Inc. elected to exercise its right to redeem all of its outstanding Notes due 2025. Performance Food Group, Inc. redeemed the Notes due 2025 on May 1, 2024 (the “Redemption Date”) at a redemption price equal to 100% of the aggregate principal amount of the Notes due 2025, plus accrued and unpaid interest thereon to, but not including, the Redemption Date, in accordance with the terms and conditions set forth in the indenture governing the Notes due 2025.

Senior Notes due 2027

On September 27, 2019, PFG Escrow Corporation (which subsequently merged with and into Performance Food Group, Inc.), issued and sold $1,060.0 million aggregate principal amount of its 5.500% Senior Notes due 2027 (the “Notes due 2027”). The Notes due 2027 are jointly and severally guaranteed on a senior unsecured basis by PFGC and all domestic direct and indirect wholly-owned subsidiaries of PFGC (other than captive insurance subsidiaries and other excluded subsidiaries). The Notes due 2027 are not guaranteed by the Company.

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

Senior Notes due 2029

On July 26, 2021, Performance Food Group, Inc. issued and sold $1.0 billion aggregate principal amount of its Notes due 2029. The Notes due 2029 are jointly and severally guaranteed on a senior unsecured basis by PFGC and all domestic direct and indirect wholly-owned subsidiaries of PFGC (other than captive insurance subsidiaries and other excluded subsidiaries). The Notes due 2029 are not guaranteed by the Company.

The proceeds from the Notes due 2029 were used to pay down the outstanding balance of a prior credit agreement, to redeem the 5.500% Senior Notes due 2024, and to pay the fees, expenses, and other transaction costs incurred in connection with the Notes due 2029.

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

The ABL Facility and the indentures governing the Notes due 2027 and the Notes due 2029 contain customary restrictive covenants under which all of the net assets of PFGC and its subsidiaries were restricted from distribution to Performance Food Group Company, except for approximately $2,268.7 million of restricted payment capacity available under such debt agreements, as of June 29, 2024. Such minimum estimated restricted payment capacity is calculated based on the most restrictive of our debt agreements and may fluctuate from period to period, which fluctuations may be material. Our restricted payment capacity under other debt instruments to which the Company is subject may be materially higher than the foregoing estimate.

Fiscal year maturities of long-term debt, excluding finance lease obligations, are as follows:

(In millions)
2025	—
2026	—
2027	1,160.8
2028	1,060.0
2029	—
Thereafter	1,000.0
Total long-term debt, excluding finance lease obligations	$3,220.8

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

As of June 29, 2024, Performance Food Group, Inc. had three interest rate swaps with a combined $500.0 million notional amount. The following table summarizes the outstanding swap agreements as of June 29, 2024 (in millions):

Effective Date	Maturity Date	Notional Amount	Fixed Rate Swapped
April 17, 2023	December 15, 2024	$350.0	0.77%
December 16, 2024	December 15, 2027	$100.0	3.14%
December 16, 2024	December 15, 2027	$50.0	3.59%

The table below presents the effect of the interest rate swaps designated in hedging relationships on the consolidated statement of operations for the fiscal years ended June 29, 2024, July 1, 2023, and July 2, 2022:

(in millions)	Fiscal year ended June 29, 2024	Fiscal year ended July 1, 2023	Fiscal year ended July 2, 2022
Amount of (gain) loss recognized in OCI, pre-tax	$(4.5)	$(15.4)	$(19.3)
Tax expense (benefit)	1.1	3.9	5.0
Amount of (gain) loss recognized in OCI, after-tax	$(3.4)	$(11.5)	$(14.3)
Amount of gain (loss) reclassified from OCI into interest expense, pre-tax	$16.1	$10.8	$(4.9)
Tax (expense) benefit	(4.1)	(2.7)	1.2
Amount of gain (loss) reclassified from OCI into interest expense, after-tax	$12.0	$8.1	$(3.7)
Total interest expense	$232.2	$218.0	$182.9

As hedged interest payments are made on the Company’s debt, amounts are reclassified from Accumulated other comprehensive income (loss) to Interest expense. During the next twelve months, the Company estimates that gains of approximately $8.3 million will be reclassified to interest expense.

Hedges of Forecasted Diesel Fuel Purchases

From time to time, Performance Food Group, Inc. enters into costless collar or swap arrangements to manage its exposure to variability in cash flows expected to be paid for its forecasted purchases of diesel fuel. As of June 29, 2024, Performance Food Group, Inc. was a party to seven such arrangements, with an aggregate 26.5 million-gallon original notional amount of which an aggregate 15.2 million gallon notional was remaining. The remaining 15.2 million gallon forecasted purchases of diesel fuel are expected to be made between June 30, 2024 and June 30, 2025.

The fuel collar and swap instruments do not qualify for hedge accounting. Accordingly, the derivative instruments are recorded as an asset or liability on the balance sheet at fair value and any changes in fair value are recorded in the period of change as unrealized gains or losses on fuel hedging instruments and included in Other, net in the accompanying consolidated statement of operations. For the fiscal years ended June 29, 2024, July 1, 2023, and July 2, 2022 the Company recognized a gain of $3.7 million, a loss of $18.3 million, and a gain of $10.5 million, respectively, related to changes in the fair value of fuel collar and swap instruments along with $1.9 million of expense, $12.6 million of income, and $10.2 million of income, respectively, related to cash settlements.

The Company does not currently have a payable or receivable related to cash collateral for its derivatives, and therefore it has not established an accounting policy for offsetting the fair value of its derivatives against such balances. The table below presents the fair value of the derivative financial instruments as well as their classification on the balance sheet as of June 29, 2024 and July 1, 2023:

(in millions)	Balance Sheet Location	Fair Value as of June 29, 2024	Fair Value as of July 1, 2023
Assets
Derivatives designated as hedges:
Interest rate swaps	Prepaid expenses and other current assets	$8.2	$14.8
Interest rate swaps	Other assets	2.0	6.9
Total assets		$10.2	$21.7
Liabilities
Derivatives not designated as hedges:
Diesel fuel derivative instruments	Accrued expenses and other current liabilities	$0.6	$4.2
Other derivative instruments	Accrued expenses and other current liabilities	0.1	$0.5
Total liabilities		$0.7	$4.7

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

The Company has elected to present the derivative assets and derivative liabilities on the balance sheet on a gross basis for periods ended June 29, 2024 and July 1, 2023. The tables below present the derivative assets and liability balance, before and after the effects of offsetting, as of June 29, 2024 and July 1, 2023:

	June 29, 2024			July 1, 2023
(In millions)	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amounts	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amounts
Total asset derivatives:	$10.2	$(0.3)	$9.9	$21.7	$(2.9)	$18.8
Total liability derivatives:	(0.7)	0.3	(0.4)	(4.7)	2.9	(1.8)

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

10. Insurance Program Liabilities

The Company maintains high-deductible insurance programs covering portions of general and vehicle liability, workers’ compensation, and group medical insurance. The amounts in excess of the deductibles are fully insured by third-party insurance carriers, subject to certain limitations. A summary of the activity in all types of deductible liabilities appears below:

(In millions)
Balance at July 3, 2021	$178.1
Additional liabilities assumed in connection with an acquisition	$40.8
Charged to costs and expenses	$346.5
Payments	(338.4)
Balance at July 2, 2022	$227.0
Charged to costs and expenses	398.7
Payments	(382.6)
Balance at July 1, 2023	$243.1
Charged to costs and expenses	425.0
Payments	(395.9)
Balance at June 29, 2024	$272.2

11. Fair Value of Financial Instruments

The carrying values of cash, accounts receivable, outstanding checks in excess of deposits, trade accounts payable, and accrued expenses approximate their fair values because of the relatively short maturities of those instruments. The derivative assets and liabilities are recorded at fair value on the balance sheet. The fair value of long-term debt, which has a carrying value of $3,198.5 million and $3,460.1 million, is $3,104.5 million and $3,338.2 million at June 29, 2024 and July 1, 2023, respectively, and is determined by reviewing current market pricing related to comparable debt issued at the time of the balance sheet date, and is considered a Level 2 measurement.

12. Leases

The Company determines if an arrangement is a lease at inception and recognizes a financing or operating lease liability and right-of-use asset in the Company’s consolidated balance sheet. Right-of-use assets and lease liabilities for both operating and finance leases are recognized based on the present value of lease payments over the lease term at commencement date. When the Company’s leases do not provide an implicit rate, the Company uses the incremental borrowing rate based on the information available at commencement date to determine the present value of lease payments. This rate is determined by using the yield curve based on the Company’s credit rating adjusted for the Company’s specific debt profile and secured debt risk. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The lease expenses for these short-term leases are recognized on a straight-line basis over the lease term. The Company has several lease agreements that contain lease and non-lease components, such as maintenance, taxes, and insurance, which are accounted for separately. The difference between the operating lease right-of-use assets and operating lease liabilities primarily relates to adjustments for deferred rent, favorable leases, and prepaid rent.

Subsidiaries of the Company have entered into numerous operating and finance leases for various warehouses, office facilities, equipment, tractors, and trailers. Our leases have remaining lease terms of less than 1 year to 25 years, some of which include options to extend the leases for up to 10 years, and some of which include options to terminate the leases within 1 year. Certain full-service fleet lease agreements include variable lease payments associated with usage, which are recorded and paid as incurred. When calculating lease liabilities, lease terms will include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.

Certain of the leases for tractors, trailers, and other vehicles and equipment provide for residual value guarantees to the lessors. Circumstances that would require the subsidiary to perform under the guarantees include either (1) default on the leases with the leased assets being sold for less than the specified residual values in the lease agreements, or (2) decisions not to purchase the assets at the end of the lease terms combined with the sale of the assets, with sales proceeds less than the residual value of the leased assets specified in the lease agreements. Residual value guarantees under these operating lease agreements typically range between 6% and 20% of the value of the leased assets at inception of the lease. These leases have original terms ranging from 5 to 10 years and expiration dates ranging from 2024 to 2032. As of June 29, 2024, the undiscounted maximum amount of potential future payments for lease residual value guarantees totaled approximately $10.9 million, which would be mitigated by the fair value of the leased assets at lease expiration.

The following table presents the location of the right-of-use assets and lease liabilities in the Company’s consolidated balance sheet as of June 29, 2024 and July 1, 2023 (in millions), as well as the weighted-average lease term and discount rate for the Company’s leases:

Leases	Consolidated Balance Sheet Location	As of June 29, 2024	As of July 1, 2023
Assets:
Operating	Operating lease right-of-use assets	$875.5	$703.6
Finance	Property, plant and equipment, net	868.8	566.2
Total lease assets		$1,744.3	$1,269.8
Liabilities:
Current
Operating	Operating lease obligations—current installments	$108.2	$105.5
Finance	Finance lease obligations—current installments	147.2	102.6
Non-current
Operating	Operating lease obligations, excluding current installments	819.3	628.9
Finance	Finance lease obligations, excluding current installments	703.2	447.3
Total lease liabilities		$1,777.9	$1,284.3

Weighted average remaining lease term
Operating leases		10.7 years	8.7 years
Finance leases		6.0 years	5.7 years
Weighted average discount rate
Operating leases		5.4%	4.7%
Finance leases		5.1%	4.2%

The following table presents the location of lease costs in the Company consolidated statement of operations for the periods reported (in millions):

		Fiscal year ended
Lease Cost	Statement of Operations Location	June 29, 2024	July 1, 2023	July 2, 2022
Finance lease cost:
Amortization of finance lease assets	Operating expenses	$118.5	$88.4	$71.8
Interest on lease liabilities	Interest expense	33.8	19.6	16.4
Total finance lease cost		$152.3	$108.0	$88.2
Operating lease cost	Operating expenses	161.4	147.9	149.3
Short-term lease cost	Operating expenses	60.2	73.7	51.6
Total lease cost		$373.9	$329.6	$289.1

Supplemental cash flow information related to leases for the periods reported is as follows (in millions):

	Fiscal year ended
(In millions)	June 29, 2024	July 1, 2023	July 2, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$147.3	$135.7	$134.5
Operating cash flows from finance leases	33.8	19.6	16.4
Financing cash flows from finance leases	122.2	88.5	72.1
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	290.6	201.3	75.0
Finance leases	412.4	191.8	109.4

Future minimum lease payments under non-cancelable leases as of June 29, 2024, are as follows (in millions):

Fiscal Year	Operating Leases	Finance Leases
2025	$155.1	$187.1
2026	139.4	182.3
2027	127.1	166.2
2028	116.5	140.1
2029	101.5	118.5
Thereafter	645.3	205.2
Total future minimum lease payments	$1,284.9	$999.4
Less: Interest	357.4	149.0
Present value of future minimum lease payments	$927.5	$850.4

As of June 29, 2024, the Company had additional operating and finance leases that had not yet commenced which total $756.7 million in future minimum lease payments. These leases relate primarily to build-to-suit warehouse leases which will replace existing distribution centers and will commence upon building completion with terms of 25 years. In addition, these leases include vehicle leases expected to commence in fiscal 2025 with lease terms of 3 to 8 years.

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

Income tax expense for fiscal 2024, fiscal 2023 and fiscal 2022 consisted of the following:

(In millions)	For the fiscal year ended June 29, 2024	For the fiscal year ended July 1, 2023	For the fiscal year ended July 2, 2022
Current income tax expense:
Federal	$109.2	$95.3	$38.2
State	36.2	28.8	10.6
Foreign	4.8	2.7	1.0
Total current income tax expense	150.2	126.8	49.8
Deferred income tax expense (benefit):
Federal	10.3	17.8	1.0
State	0.2	2.3	4.4
Foreign	0.2	(0.1)	(0.6)
Total deferred income tax expense	10.7	20.0	4.8
Total income tax expense, net	$160.9	$146.8	$54.6

The Company’s effective income tax rate for continuing operations for fiscal 2024, fiscal 2023 and fiscal 2022 was 27.0%, 27.0%, and 32.7%, respectively. Actual income tax expense differs from the amount computed by applying the applicable U.S. federal statutory corporate income tax rate of 21% in fiscal 2024, fiscal 2023, and fiscal 2022 to earnings before income taxes as follows:

(In millions)	For the fiscal year ended June 29, 2024	For the fiscal year ended July 1, 2023	For the fiscal year ended July 2, 2022
Federal income tax expense computed at statutory rate	$125.3	$114.2	$35.1
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal income tax benefit	29.1	25.3	13.1
Foreign taxes	5.0	2.5	—
Non-deductible expenses and other	10.9	6.9	9.6
Stock-based compensation	(4.5)	(1.2)	(1.9)
Other, including investment tax credits	(4.9)	(0.9)	(1.3)
Total income tax expense, net	$160.9	$146.8	$54.6

Deferred income taxes are recorded based upon the tax effects of differences between the financial statement and tax bases of assets and liabilities and available tax loss and credit carryforwards. Temporary differences and carry-forwards that created significant deferred tax assets and liabilities were as follows:

(In millions)	As of June 29, 2024	As of July 1, 2023
Deferred tax assets:
Lease obligations	$126.5	$132.6
Accrued employee benefits	15.7	16.8
Inventories	13.8	8.8
Net operating loss carry-forwards	9.8	8.5
Allowance for doubtful accounts	8.9	9.3
Stock-based compensation	7.5	8.7
Insurance reserves	5.6	4.5
Tax credit carry-forwards	2.7	3.5
Other assets	7.3	7.5
Total gross deferred tax assets	197.8	200.2
Less: Valuation allowance	(1.7)	(2.1)
Total net deferred tax assets	196.1	198.1
Deferred tax liabilities:
Property, plant, and equipment	347.8	310.7
Right of use assets	122.0	131.2
Basis difference in intangible assets	118.3	93.7
Inventories	77.3	85.1
Prepaid expenses	25.6	16.9
Other comprehensive income	1.5	4.9
Other liabilities	1.5	1.8
Total deferred tax liabilities	694.0	644.3
Total net deferred income tax liability	$497.9	$446.2

As of June 29, 2024, substantially all federal, state and local, and foreign income tax matters have been concluded for years prior to fiscal year 2014.

On October 8, 2021, the Organization for Economic Co-operation and Development (OECD) announced the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting, which provides for a two-pillar solution to address tax challenges arising from the digitalization of the economy. We are continuing to evaluate the potential impact on future periods of the Framework pending legislative adoption by individual countries.

14. Retirement Plans

Employee Savings Plans

The Company sponsors the Performance Food Group Employee Savings Plan (the “401(k) Plan”). Eligible U.S. and Canadian employees participating in the 401(k) Plan may elect to contribute between 1% and 50% of their qualified compensation, up to a maximum dollar amount as specified by the provisions of the Internal Revenue Code in the U.S. or Income Tax Act in Canada, as applicable. The Company matched 100% of the first 3.5% of the employee contributions, resulting in matching contributions of $52.7 million for fiscal 2024, $52.0 million for fiscal 2023, and $42.3 million for fiscal 2022.

Beginning in May 2022, Core-Mark employees transitioned to the Company’s 401(k) Plan. Prior to May 2022, Core-Mark maintained defined-contribution plans in the U.S., subject to the provisions of the Internal Revenue Code, and in Canada, subject to the Income Tax Act. For fiscal 2022, the Company made matching contributions of $4.2 million to this plan.

15. Commitments and Contingencies

Purchase Obligations

The Company had outstanding contracts and purchase orders of $229.9 million related to capital projects and services including purchases of compressed natural gas for its trucking fleet at June 29, 2024. Amounts due under these contracts were not included on the Company’s consolidated balance sheet as of June 29, 2024.

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

On December 6, 2022, JUUL announced that it had reached settlements with the plaintiffs in the MDL and related cases that had been consolidated in the U.S. District Court for Northern District of California (the “MDL Settlement”). Per the settlement agreement, the MDL Settlement encompasses the various personal injury, consumer class action, government entity, and Native American tribe claims made against JUUL and includes, among others, all of the Distributor Defendants (including Core-Mark and Eby-Brown) as released parties. The release applicable to the Distributor Defendants, as well as certain other defendants, took effect when JUUL made the first settlement payment on October 27, 2023. The MDL Settlement Master has informed the parties that there are ten plaintiffs who named both Core-Mark and Eby-Brown as defendants who have opted out of the MDL Settlement. Counsel for those opt-out plaintiffs have notified the court and the parties they intend to pursue their opt-out claims, and the cases are now in the early stages of discovery. No trial dates have been set. The claims at issue in the ten opt-out claims trigger JUUL’s obligation to defend and indemnify Eby-Brown and Core-Mark, and the Company will vigorously defend itself.

On September 10, 2021, Michael Lumpkins filed a parallel lawsuit in Illinois state court against several entities, including JUUL, e-liquid manufacturers, various retailers, and various distributors, including Eby-Brown and Core-Mark, alleging similar claims to the claims at issue in the MDL (the “Illinois Litigation”). Because there is no federal jurisdiction for this case, it will proceed in Illinois state court. Plaintiff alleges as damages that his use of JUUL products caused a brain injury that was later exacerbated by medical negligence. The court denied Eby-Brown and Core-Mark’s motion to dismiss, and the case will move into the discovery phase. The trial date has been set for August 1, 2025. The defense and indemnity of Eby-Brown and Core-Mark for the Illinois Litigation is covered by the Distribution Agreement and the Defense Agreement, respectively. The Company will continue to vigorously defend itself.

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

16. Related-Party Transactions

The Company participates in, and has an equity method investment in, a purchasing alliance that was formed to obtain better pricing, to expand product options, to reduce internal costs, and to achieve greater inventory turnover. The Company’s investment in the purchasing alliance was $11.8 million as of June 29, 2024, and $9.9 million as of July 1, 2023. For fiscal 2024, fiscal 2023, and fiscal 2022, the Company recorded purchases of $2,193.7 million, $2,006.2 million, and $1,858.4 million, respectively, through the purchasing alliance.

17. Earnings Per Common Share

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is calculated using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. The Company’s potential common shares include outstanding stock-based compensation awards and expected issuable shares under the employee stock purchase plan. In computing diluted earnings per common share, the average closing stock price for the period is used in determining the number of shares assumed to be purchased with the assumed proceeds under the treasury stock method. Potential common shares of 0.1 million for both the fiscal years ended June 29, 2024 and July 2, 2022 were not included in computing diluted earnings per common share because the effect would have been antidilutive. No potential common shares were considered antidilutive for the fiscal year ended July 1, 2023.

A reconciliation of the numerators and denominators for the basic and diluted earnings per common share computations is as follows:

(In millions, except per share amounts)	Fiscal Year Ended June 29, 2024	Fiscal Year Ended July 1, 2023	Fiscal Year Ended July 2, 2022
Numerator:
Net income	$435.9	$397.2	$112.5
Denominator:
Weighted-average common shares outstanding	154.4	154.2	149.8
Dilutive effect of potential common shares	1.6	1.9	1.5
Weighted-average dilutive shares outstanding	156.0	156.1	151.3
Basic earnings per common share	$2.82	$2.58	$0.75
Diluted earnings per common share	$2.79	$2.54	$0.74

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

The Company also provides an employee stock purchase plan (“ESPP”) which allows eligible employees the opportunity to acquire shares of common stock, at a 15% discount on the fair market value as of the date of purchase through periodic payroll deductions. The ESPP is considered compensatory for federal income tax purposes. Under the ESPP, there are 5,000,000 shares of common stock authorized and reserved and, as of June 29, 2024, there are 3,112,765 shares available for purchase. The Company recorded $4.5 million, $4.2 million, and $3.7 million of stock-based compensation expense for fiscal 2024, fiscal 2023, and fiscal 2022, respectively, attributable to the ESPP.

The Performance Food Group Company 2007 Management Option Plan

The 2007 Option Plan allowed for the granting of awards to employees, officers, directors, consultants, and advisors of the Company or its affiliates in the form of nonqualified options. The terms and conditions of awards granted under the 2007 Option Plan were determined by the Board of Directors. The contractual term of the options is ten years. The Company no longer grants awards from this plan. Each of the employee awards under the 2007 Option Plan were divided into three equal portions. Tranche I options were subject to time vesting. Tranche II and Tranche III options were subject to both time and performance vesting based on performance criteria outlined in the 2007 Option Plan.

The following table summarizes the stock option activity for fiscal 2024 under the 2007 Option Plan.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding as of July 1, 2023	588,155	$19.13
Exercised	(86,553)	$18.74
Outstanding, vested, and exercisable as of June 29, 2024	501,602	$19.20	1.2	$23.5

The intrinsic value of exercised options was $4.3 million, $3.6 million, and $2.4 million for fiscal 2024, fiscal 2023, and fiscal 2022, respectively.

The Performance Food Group Company 2015 Omnibus Incentive Plan

The 2015 Incentive Plan allows for the granting of awards to current employees, officers, directors, consultants, and advisors of the Company. The terms and conditions of awards granted under the 2015 Option Plan are determined by the Board of Directors. There are 8,850,000 shares of common stock reserved for issuance under the 2015 Incentive Plan, including non-qualified stock options and incentive stock options, stock appreciation rights, restricted shares (time-based and performance-based), restricted stock units, and other equity based or cash-based awards. As of June 29, 2024, there are 3,521,349 shares available for grant under the 2015 Incentive Plan. The contractual term of options granted under the 2015 Incentive Plan is ten years.

Shares of time-based restricted stock granted in fiscal 2024, fiscal 2023 and fiscal 2022 vest ratably over three years from the date of the grant. No stock options were granted from the 2015 Incentive Plan in fiscal 2024, fiscal 2023 or fiscal 2022. Performance-based restricted shares granted vest upon the achievement of a specified Relative Total Shareholder Return (“Relative TSR”), a market condition, at the end of a three-year performance period. Actual shares earned range from 0% to 200% of the initial grant, depending upon performance relative to the Relative TSR goal. Restricted stock units and deferred stock units granted to non-employee directors vest in full on the earlier of the first anniversary of the date of grant or the next regularly scheduled annual meeting of the stockholders of the Company.

The fair values of time-based restricted shares, restricted stock units, and deferred stock units were based on the Company’s closing stock price as of the date of grant.

The Company, with the assistance of a third-party valuation expert, estimated the fair value of performance-based restricted shares with a Relative TSR market condition granted in fiscal 2024, fiscal 2023 and fiscal 2022 using a Monte Carlo simulation with the following weighted-average assumptions:

	For the fiscal year ended June 29, 2024	For the fiscal year ended July 1, 2023	For the fiscal year ended July 2, 2022
Risk-Free Interest Rate	4.66%	3.31%	0.45%
Dividend Yield	0.00%	0.00%	0.00%
Expected Volatility	41.47%	75.45%	71.76%
Expected Term (in years)	2.85	2.84	2.83
Fair Value of Awards Granted	$75.25	$68.06	$62.34

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

The compensation cost that has been charged against income for the Company’s 2015 Incentive Plan was $36.0 million for fiscal 2024, $34.4 million for fiscal 2023, and $27.6 million for fiscal 2022, and it is included within operating expenses in the consolidated statement of operations. The total income tax benefit recognized in the consolidated statements of operations was $9.7 million in fiscal 2024, $9.3 million in fiscal 2023, and $7.4 million in fiscal 2022. Total unrecognized compensation cost for all awards under the 2015 Incentive Plan is $45.0 million as of June 29, 2024. This cost is expected to be recognized over a weighted-average period of 1.7 years.

The following table summarizes the stock option activity for fiscal 2024 under the 2015 Incentive Plan.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding as of July 1, 2023	662,557	$27.62
Exercised	(19,133)	$31.24
Outstanding, vested, and exercisable as of June 29, 2024	643,424	$27.51	2.7	$24.8

The intrinsic value of exercised options was $0.6 million, $1.8 million, and $0.8 million for fiscal 2024, fiscal 2023 and fiscal 2022, respectively.

The following table summarizes the changes in nonvested restricted shares and restricted stock units for fiscal 2024 under the 2015 Incentive Plan.

	Shares	Weighted Average Grant Date Fair Value
Nonvested as of July 1, 2023	1,652,129	$46.76
Granted	677,041	$64.38
Performance shares adjustment	87,197	$47.55
Vested	(960,864)	$42.42
Forfeited	(48,971)	$55.03
Nonvested as of June 29, 2024	1,406,532	$57.95

The total fair value of shares vested was $60.2 million, $32.0 million, and $21.7 million for fiscal 2024, fiscal 2023, and fiscal 2022, respectively.

The Core-Mark 2019 Long Term Incentive Plan

In connection with the Core-Mark acquisition, the Company assumed the outstanding stock-based compensation awards from Core-Mark’s 2019 Long-Term Incentive Plan. Time-based restricted stock units ("RSU") held by Core-Mark employees were converted to Company RSUs based on the prescribed ratio in the merger agreement. Each performance-based restricted stock unit (“PSU”) of Core-Mark was converted into a Company RSU based the on pro-rata actual level of performance for the applicable performance metrics. The Company RSUs granted as a result of the conversion are subject to the same terms and conditions, such as vesting schedule and termination related vesting provisions, as the Core-Mark awards were subject to prior to their conversion. As a result, on September 1, 2021, the Company granted 614,056 RSUs with a grant date fair value of $49.55 per share. The total $30.4 million grant date fair value was bifurcated with $9.2 million recognized as pre-combination vesting within the purchase price as consideration transferred.

Awards under the Core-Mark 2019 Long-Term Incentive Plan fully vested in fiscal 2024. The compensation cost that has been charged against income for the Core-Mark 2019 Long-Term Incentive Plan was $1.4 million for fiscal 2024, $4.8 million for fiscal 2023, and $12.7 million for fiscal 2022, and it is included within operating expenses in the consolidated statement of operations.

The following table summarizes the changes in nonvested RSUs for fiscal 2024 under the Core-Mark 2019 Long-Term Incentive Plan.

	Shares	Weighted Average Grant Date Fair Value
Nonvested as of July 1, 2023	73,582	$49.55
Vested	(72,442)	$49.55
Forfeited	(1,140)	$49.55
Nonvested as of June 29, 2024	-	$-

The total fair value of shares vested was $5.0 million, $9.6 million, and $14.3 million for fiscal 2024, fiscal 2023, and fiscal 2022, respectively.

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

Intersegment sales represent sales between the segments which are eliminated in consolidation.

The accounting policies of the segments are the same as those described in Note 2. Summary of Significant Accounting Policies and Estimates. Management evaluates the performance of each operating segment based on various operating and financial metrics, including total sales and Segment Adjusted EBITDA, which is the Company’s GAAP measure of segment profit. Segment Adjusted EBITDA is defined as net income before interest expense, interest income, income taxes, depreciation, and amortization and excludes certain items that the Company does not consider part of its segments' core operating results, including stock-based compensation expense, changes in the LIFO reserve, acquisition, integration and reorganization expenses, and gains and losses related to fuel derivatives.

(In millions)	Foodservice	Vistar	Convenience	Corporate & All Other	Eliminations	Consolidated
For the year ended June 29, 2024
Net external sales	$29,002.4	$4,786.1	$24,176.9	$315.8	$—	$58,281.2
Inter-segment sales	22.2	3.7	0.1	630.3	(656.3)	—
Total sales	29,024.6	4,789.8	24,177.0	946.1	(656.3)	58,281.2
Depreciation and amortization	293.6	49.9	153.5	59.7	—	556.7
Capital expenditures	259.7	53.8	43.7	38.4	—	395.6
For the year ended July 1, 2023
Net external sales	$28,467.5	$4,546.3	$24,119.5	$121.4	$—	$57,254.7
Inter-segment sales	23.1	3.0	0.1	579.0	(605.2)	—
Total sales	28,490.6	4,549.3	24,119.6	700.4	(605.2)	57,254.7
Depreciation and amortization	279.8	42.1	148.0	26.8	—	496.7
Capital expenditures	191.4	18.0	46.3	14.0	—	269.7
For the year ended July 2, 2022
Net external sales	$26,561.1	$3,679.4	$20,603.3	$50.3	$—	$50,894.1
Inter-segment sales	18.1	2.4	—	476.2	(496.7)	—
Total sales	26,579.2	3,681.8	20,603.3	526.5	(496.7)	50,894.1
Depreciation and amortization	260.0	52.6	125.7	24.5	—	462.8
Capital expenditures	148.2	19.1	31.9	16.3	—	215.5

Segment Adjusted EBITDA for each reportable segment and Corporate & All Other is presented below along with a reconciliation to consolidated income before taxes.

	Fiscal year ended
	June 29, 2024	July 1, 2023	July 2, 2022
Foodservice Adjusted EBITDA	$1,001.2	$943.6	$786.5
Vistar Adjusted EBITDA	340.6	325.3	193.0
Convenience Adjusted EBITDA	363.6	328.8	257.1
Corporate & All Other Adjusted EBITDA	(199.3)	(234.3)	(216.8)
Depreciation and amortization	(556.7)	(496.7)	(462.8)
Interest expense	(232.2)	(218.0)	(182.9)
Change in LIFO reserve	(62.3)	(39.2)	(122.9)
Stock-based compensation expense	(41.9)	(43.3)	(44.0)
Gain (loss) on fuel derivatives	1.8	(5.7)	20.7
Acquisition, integration & reorganization expenses	(23.7)	(10.6)	(49.9)
Other adjustments (1)	5.7	(5.9)	(10.9)
Income before taxes	$596.8	$544.0	$167.1

(1) Other adjustments include asset impairments, gains and losses on disposal of fixed assets, amounts related to favorable and unfavorable leases, foreign currency transaction gains and losses, and franchise tax expense.

Total assets by reportable segment and Corporate & All Other, excluding intercompany receivables between segments, are as follows:

(In millions)	As of June 29, 2024	As of July 1, 2023
Foodservice	$6,996.8	$6,511.6
Vistar	1,519.1	1,292.7
Convenience	4,080.9	4,226.2
Corporate & All Other	796.1	468.5
Total assets	$13,392.9	$12,499.0

The sales mix for the Company’s principal product and service categories is as follows:

(In millions)	For the fiscal year ended June 29, 2024	For the fiscal year ended July 1, 2023	For the fiscal year ended July 2, 2022
Cigarettes	$14,390.8	$14,902.7	$13,197.4
Center of the plate	11,509.8	11,285.7	11,332.2
Canned and dry groceries	5,631.1	5,537.4	4,602.5
Frozen Foods	5,564.9	4,989.2	4,086.8
Candy/snack/theater and concession	5,211.4	4,986.9	3,826.7
Refrigerated and dairy products	4,441.3	4,557.4	4,230.2
Paper products and cleaning supplies	3,209.6	3,189.3	2,695.5
Beverage	3,053.2	2,823.3	2,511.6
Other tobacco products	2,857.9	2,978.8	2,511.1
Produce	1,346.3	1,336.8	1,049.2
Other miscellaneous goods and services	1,064.9	667.2	850.9
Total	$58,281.2	$57,254.7	$50,894.1

Cigarette sales represented 24.7%, 26.0%, and 25.9% of net sales for the years ended June 29, 2024, July 1, 2023, and July 2, 2022, respectively. The Company’s significant suppliers include Altria Group, Inc. (parent company of Philip Morris USA Inc.) and R.J. Reynolds Tobacco Company, which, in the aggregate, represents approximately 22.4%, 23.1%, and 20.7% of products purchased for the years ended June 29, 2024, July 1, 2023, and July 2, 2022, respectively. Although cigarettes represent a significant portion of the Company’s total net sales and cost of goods sold, the majority of the Company's gross profit is generated from the sales of food and food-related products.

SCHEDULE 1—Registrant’s Condensed Financial Statements

PERFORMANCE FOOD GROUP COMPANY

Parent Company Only

CONDENSED BALANCE SHEETS

(In millions, except per share data)	As of June 29, 2024	As of July 1, 2023
ASSETS
Investment in wholly owned subsidiary	$4,227.9	$3,826.3
Total assets	$4,227.9	$3,826.3
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accrued expenses and other current liabilities	-	0.4
Total current liabilities	-	0.4

Intercompany payable	101.0	80.4
Total liabilities	101.0	80.8
Commitments and contingencies
Shareholders’ equity:
Common Stock
Common Stock: $0.01 par value per share, 1.0 billion shares authorized, 154.2 million shares issued and outstanding as of June 29, 2024; 154.5 million shares issued and outstanding as of July 1, 2023	1.5	1.5
Additional paid-in capital	2,818.5	2,863.0
Retained earnings	1,306.9	881.0
Total shareholders’ equity	4,126.9	3,745.5
Total liabilities and shareholders’ equity	$4,227.9	$3,826.3

See accompanying notes to condensed financial statements.

PERFORMANCE FOOD GROUP COMPANY

Parent Company Only

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

($ in millions)	Fiscal year ended June 29, 2024	Fiscal year ended July 1, 2023	Fiscal year ended July 2, 2022
Operating expenses	$0.9	$0.8	$0.7
Operating loss	(0.9)	(0.8)	(0.7)
Loss before equity in net income of subsidiary	(0.9)	(0.8)	(0.7)
Equity in net income of subsidiary, net of tax	436.8	398.0	113.2
Net income	435.9	397.2	112.5
Other comprehensive (loss) income	(10.0)	2.6	16.7
Total comprehensive income	$425.9	$399.8	$129.2

See accompanying notes to condensed financial statements.

PERFORMANCE FOOD GROUP COMPANY

Parent Company Only

CONDENSED STATEMENTS OF CASH FLOWS

($ in millions)	Fiscal year ended June 29, 2024	Fiscal year ended July 1, 2023	Fiscal year ended July 2, 2022
Cash flows from operating activities:
Net income	$435.9	$397.2	$112.5
Adjustments to reconcile net income to net cash provided by operating activities
Equity in net income of subsidiary	(436.8)	(398.0)	(113.2)
Changes in operating assets and liabilities, net
Accrued expenses and other current liabilities	—	0.4	—
Intercompany payables	20.2	9.9	9.4
Net cash provided by operating activities	19.3	9.5	8.7
Cash flows from investing activities:
Net cash paid for acquisitions	—	—	(1,386.1)
Capital contribution to subsidiary	(15.5)	(27.7)	(83.1)
Distribution from subsidiary	78.1	11.2	1,444.6
Net cash provided by (used in) investing activities	62.6	(16.5)	(24.6)
Cash flows from financing activities:
Proceeds from exercise of stock options	2.2	3.1	2.7
Proceeds from employee stock purchase plan	15.5	27.7	24.6
Cash paid for shares withheld to cover taxes	(21.5)	(12.6)	(11.4)
Repurchase of common stock	(78.1)	(11.2)	—
Net cash (used in) provided by financing activities	(81.9)	7.0	15.9
Net (decrease) increase in cash and restricted cash	—	—	—
Cash and restricted cash, beginning of period	—	—	—
Cash and restricted cash, end of period	$—	$—	$—

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

Based on our assessment, under the criteria established in Internal Control—Integrated Framework (2013) issued by the COSO, management has concluded that the Company maintained effective internal control over financial reporting as of June 29, 2024.

The effectiveness of the Company’s internal control over financial reporting as of June 29, 2024, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report, which appears in Item 8.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) under the Exchange Act), that occurred during the fiscal quarter ended June 29, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During the three months ended June 29, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be included in our definitive proxy statement for the 2024 Annual Meeting of Stockholders under the captions “Corporate Governance at Performance Food Group,” “Executive Officers of the Company,” “Report of the Audit and Finance Committee” and “Election of Directors” and is incorporated herein by reference. We expect to file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended June 29, 2024.

Item 11. Executive Compensation

The information required by this item will be included in our definitive proxy statement for the 2024 Annual Meeting of Stockholders under the captions “Compensation Discussion and Analysis,” “Report of the Human Capital and Compensation Committee,” “Executive Compensation,” and “Compensation of Directors” and is incorporated herein by reference. We expect to file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended June 29, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in our definitive proxy statement for the 2024 Annual Meeting of Stockholders under the captions “Ownership of Securities” and "Equity Compensation Plan Information" and is incorporated herein by reference. We expect to file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended June 29, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in our definitive proxy statement for the 2024 Annual Meeting of Stockholders under the captions “Election of Directors,” “Corporate Governance at Performance Food Group” and “Transactions with Related Persons” and is incorporated herein by reference. We expect to file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended June 29, 2024.

Item 14. Principal Accountant Fees and Services

The information required by this item will be included in our definitive proxy statement for the 2024 Annual Meeting of Stockholders under the caption “Ratification of Independent Registered Public Accounting Firm” and is incorporated herein by reference. We expect to file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended June 29, 2024.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)
The following documents are filed, or incorporated by reference, as part of this Form 10-K:
1.
All financial statements. See Index to Consolidated Financial Statements on page 41 of this Form 10-K.
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

4.5

Form of 4.250% Senior Notes due 2029 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-37578) filed with the Securities and Exchange Commission on July 26, 2021).

4.6

Description of Capital Stock of Performance Food Group Company (incorporated by reference to Exhibit 4.8 to the Company’s Annual Report on Form 10-K (File No. 001-37578) filed with the Securities and Exchange Commission on August 16, 2023).

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

10.21†

Form of Performance-Based Restricted Stock Agreement under the 2015 Omnibus Incentive Plan. (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K (File No. 001-37578) filed with the Securities and Exchange Commission on August 16, 2023).

10.22†

Letter Agreement, dated July 19, 2024, between Performance Food Group Company and Patrick T. Hagerty (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2024).

19*	Performance Food Group Company Securities (Insider) Trading Policy.

21.1*	Subsidiaries of Performance Food Group Company.

23.1*	Consent of Deloitte & Touche LLP.

24.1*	Power of Attorney (included on signature pages to this Annual Report on Form 10-K).

31.1*	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97*	Performance Food Group Company Executive Incentive-Based Compensation Recoupment Policy.

101.INS**	Inline XBRL Instance Document

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104**	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on the 14th day of August 2024.

PERFORMANCE FOOD GROUP COMPANY (Registrant)

By:	/s/ George L. Holm
Name:	George L. Holm
Title:	Chief Executive Officer
(Principal Executive Officer and Authorized Signatory)

POWER OF ATTORNEY

Know all persons by these presents, that each person whose signature appears below hereby constitutes and appoints A. Brent King and Jeffery Fender, and each of them, as his or her true and lawful attorneys-in-fact and agents, with power to act with or without the others and with full power of substitution and resubstitution, to do any and all acts and things and to execute any and all instruments which said attorneys and agents and each of them may deem necessary or desirable to enable the registrant to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission thereunder in connection with the registrant’s Annual Report on Form 10-K for the fiscal year ended June 29, 2024 (the “Annual Report”), including specifically, but without limiting the generality of the foregoing, power and authority to sign the name of the registrant and the name of the undersigned, individually and in his or her capacity as a director or officer of the registrant, to the Annual Report as filed with the Securities and Exchange Commission, to any and all amendments thereto, and to any and all instruments or documents filed as part thereof or in connection therewith; and each of the undersigned hereby ratifies and confirms all that said attorneys and agents and each of them shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 14th day of August 2024.

Signatures	Title

/s/ George L. Holm	Chief Executive Officer; Director
George L. Holm	(Principal Executive Officer)

/s/ H. Patrick Hatcher	Executive Vice President & Chief Financial Officer
H. Patrick Hatcher	(Principal Financial Officer)

/s/ Chasity Grosh	Chief Accounting Officer
Chasity Grosh	(Principal Accounting Officer)

/s/ Barbara J. Beck	Director
Barbara J. Beck

/s/ Danielle M. Brown	Director
Danielle M. Brown

/s/ William F. Dawson Jr.	Director
William F. Dawson Jr.

/s/ Manuel A. Fernandez.	Director
Manuel A. Fernandez

/s/ Laura J. Flanagan	Director
Laura J. Flanagan

/s/ Matthew C. Flanigan	Director
Matthew C. Flanigan

/s/ Kimberly S. Grant	Director
Kimberly S. Grant

/s/ Jeffrey M. Overly	Director
Jeffrey M. Overly

/s/ David V. Singer	Director
David V. Singer

/s/ Randall N. Spratt	Director

Randall N. Spratt

/s/ Warren M. Thompson	Director
Warren M. Thompson