Form 10-Q
period 2024-09-28
Performance Food Group Co
filed 2024-11-06
CIK 1618673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2024

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

155,805,078 shares of common stock were outstanding as of October 30, 2024.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q (this “Form 10-Q”) may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. All statements, other than statements of historical facts included in this Form 10-Q, including statements concerning our plans, objectives, goals, beliefs, business strategies, future events, business conditions, our results of operations, financial position, our business outlook, business trends and other information, and integration of our acquisition of Cheney Bros., Inc. (the "Cheney Brothers Acquisition"), are forward-looking statements. Words such as “estimates,” “expects,” “contemplates,” “will,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts,” “may,” “should” and variations of such words or similar expressions are intended to identify forward-looking statements. The forward-looking statements are not historical facts, and are based upon our current expectations, beliefs, estimates and projections, and various assumptions, many of which, by their nature, are inherently uncertain and beyond our control. Our expectations, beliefs, estimates, and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs, estimates and projections will result or be achieved, and actual results may vary materially from what is expressed in or indicated by the forward-looking statements.

There are a number of risks, uncertainties, and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. Such risks, uncertainties and other important factors that could cause actual results to differ include, among others, the risks, uncertainties and factors set forth under Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended June 29, 2024 (the “Form 10-K”), as such risk factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission (the “SEC”), and are accessible on the SEC’s website at www.sec.gov, and also include the following:

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
•
changes in eating habits of consumers;
•
extreme weather conditions, including hurricane, earthquake, and natural disaster damage;
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
•
our ability to raise additional capital on commercially reasonable terms or at all; and
•
the following risks related to the Cheney Brothers Acquisition:
o
uncertainty as to the expected financial performance of the combined company as a result of the Cheney Brothers Acquisition;
o
the possibility that the expected synergies and value creation from the Cheney Brothers Acquisition will not be realized or will not be realized within the expected time period;
o
the risk that unexpected costs will be incurred in connection with the integration of the Cheney Brothers Acquisition or that the integration of Cheney Brothers’ foodservice business will be more difficult or time consuming than expected;
o
the inability to retain key personnel;
o
disruption from the Cheney Brothers Acquisition, including potential adverse reactions or changes to business relationships with customers, employees, suppliers, other business partners or regulators, making it more difficult to maintain business and operational relationships; and
o
the risk that, following the Cheney Brothers Acquisition, the combined company may not be able to effectively manage its expanded operations.

We caution you that the risks, uncertainties, and other factors referenced above may not contain all of the risks, uncertainties and other factors that are important to you. In addition, we cannot assure you that we will realize the results, benefits, or developments that we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our business in the way expected. We cannot assure you (i) we have correctly measured or identified all of the factors affecting our business or the extent of these factors’ likely impact, (ii) the available information with respect to these factors on which such analysis is based is complete or accurate, (iii) such analysis is correct, or (iv) our strategy, which is based in part on this analysis, will be successful. All forward-looking statements in this report apply only as of the date of this report or as of the date they were made and, except as required by applicable law, we undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

Unless this Form 10-Q indicates otherwise or the context otherwise requires, the terms “we,” “our,” “us,” “the Company,” or “PFG” as used in this Form 10-Q refer to Performance Food Group Company and its consolidated subsidiaries.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except per share data)	As of September 28, 2024	As of June 29, 2024
ASSETS
Current assets:
Cash	$42.5	$20.0
Accounts receivable, less allowances of $59.6 and $55.2	2,497.0	2,478.9
Inventories, net	3,677.8	3,314.7
Income taxes receivable	27.8	71.6
Prepaid expenses and other current assets	224.6	268.1
Total current assets	6,469.7	6,153.3
Goodwill	2,701.5	2,418.3
Other intangible assets, net	1,241.0	971.1
Property, plant and equipment, net	2,968.3	2,788.5
Operating lease right-of-use assets	862.2	875.5
Other assets	153.8	186.2
Total assets	$14,396.5	$13,392.9
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable and outstanding checks in excess of deposits	2,774.2	2,594.4
Accrued expenses and other current liabilities	770.4	908.3
Finance lease obligations—current installments	161.4	147.2
Operating lease obligations—current installments	107.7	108.2
Total current liabilities	3,813.7	3,758.1
Long-term debt	3,926.0	3,198.5
Deferred income tax liability, net	592.3	497.9
Finance lease obligations, excluding current installments	776.0	703.2
Operating lease obligations, excluding current installments	808.7	819.3
Other long-term liabilities	271.6	289.0
Total liabilities	10,188.3	9,266.0
Commitments and contingencies (Note 10)
Shareholders’ equity:
Common Stock: $0.01 par value per share, 1.0 billion shares authorized, 154.5 million shares issued and outstanding as of September 28, 2024; 154.2 million shares issued and outstanding as of June 29, 2024	1.5	1.5
Additional paid-in capital	2,797.2	2,818.5
Accumulated other comprehensive (loss) income, net of tax benefit (expense) of $0.3 and ($1.5)	(1.4)	4.0
Retained earnings	1,410.9	1,302.9
Total shareholders’ equity	4,208.2	4,126.9
Total liabilities and shareholders’ equity	$14,396.5	$13,392.9

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per share data)	Three Months Ended September 28, 2024	Three Months Ended September 30, 2023
Net sales	$15,415.5	$14,938.6
Cost of goods sold	13,651.3	13,275.7
Gross profit	1,764.2	1,662.9
Operating expenses	1,548.9	1,446.7
Operating profit	215.3	216.2
Other expense, net:
Interest expense	66.8	56.1
Other, net	1.6	(3.2)
Other expense, net	68.4	52.9
Income before taxes	146.9	163.3
Income tax expense	38.9	42.6
Net income	$108.0	$120.7
Weighted-average common shares outstanding:
Basic	154.6	154.8
Diluted	156.2	156.6
Earnings per common share:
Basic	$0.70	$0.78
Diluted	$0.69	$0.77

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

($ in millions)	Three Months Ended September 28, 2024	Three Months Ended September 30, 2023
Net income	$108.0	$120.7
Other comprehensive loss, net of tax:
Interest rate swaps:
Change in fair value, net of tax	(2.9)	2.2
Reclassification adjustment, net of tax	(3.0)	(2.9)
Foreign currency translation adjustment, net of tax	0.5	(0.7)
Other comprehensive loss	(5.4)	(1.4)
Total comprehensive income	$102.6	$119.3

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Shareholders’
(In millions)	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance as of July 1, 2023	154.5	$1.5	$2,863.0	$14.0	$867.0	$3,745.5
Net income	—	—	—	—	120.7	120.7
Interest rate swaps	—	—	—	(0.7)	—	(0.7)
Foreign currency translation adjustment	—	—	—	(0.7)	—	(0.7)
Issuance of common stock under stock-based compensation plans	0.7	—	(17.9)	—	—	(17.9)
Common stock repurchased	(0.5)	—	(28.1)	—	—	(28.1)
Stock-based compensation expense	—	—	9.5	—	—	9.5
Balance as of September 30, 2023	154.7	$1.5	$2,826.5	$12.6	$987.7	$3,828.3

Balance as of June 29, 2024	154.2	1.5	2,818.5	4.0	1,302.9	4,126.9
Net income	—	—	—	—	108.0	108.0
Interest rate swaps	—	—	—	(5.9)	—	(5.9)
Foreign currency translation adjustment	—	—	—	0.5	—	0.5
Issuance of common stock under stock-based compensation plans	0.5	—	(16.7)	—	—	(16.7)
Issuance of common stock under employee stock purchase plan	0.2	—	15.0	—	—	15.0
Common stock repurchased	(0.4)	—	(29.5)	—	—	(29.5)
Stock-based compensation expense	—	—	9.9	—	—	9.9
Balance as of September 28, 2024	154.5	$1.5	$2,797.2	$(1.4)	$1,410.9	$4,208.2

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

($ in millions)	Three Months Ended September 28, 2024	Three Months Ended September 30, 2023
Cash flows from operating activities:
Net income	$108.0	$120.7
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	97.4	83.8
Amortization of intangible assets	55.5	45.5
Amortization of deferred financing costs	2.7	2.5
Provision for losses on accounts receivables	6.4	9.4
Change in LIFO reserve	12.7	19.2
Stock compensation expense	11.3	10.7
Deferred income tax benefit	(15.2)	(13.7)
Change in fair value of derivative assets and liabilities	1.5	(5.1)
Other non-cash activities	0.5	0.2
Changes in operating assets and liabilities, net
Accounts receivable	10.0	3.4
Inventories	(342.9)	(130.6)
Income taxes receivable	43.8	36.1
Prepaid expenses and other assets	74.1	(19.5)
Trade accounts payable and outstanding checks in excess of deposits	162.1	56.2
Accrued expenses and other liabilities	(174.4)	(131.7)
Net cash provided by operating activities	53.5	87.1
Cash flows from investing activities:
Purchases of property, plant and equipment	(96.5)	(53.2)
Net cash paid for acquisitions	(574.3)	(214.6)
Proceeds from sale of property, plant and equipment and other	1.0	0.9
Net cash used in investing activities	(669.8)	(266.9)
Cash flows from financing activities:
Net (payments) borrowings under ABL Facility	(263.7)	249.0
Borrowing of Notes due 2032	1,000.0	—
Cash paid for debt issuance, extinguishment and modifications	(28.5)	—
Payments under finance lease obligations	(38.0)	(28.0)
Proceeds from employee stock purchase plan	15.0	—
Proceeds from exercise of stock options	0.5	0.9
Cash paid for shares withheld to cover taxes	(17.2)	(18.8)
Repurchases of common stock	(29.2)	(28.1)
Net cash provided by financing activities	638.9	175.0
Net increase (decrease) in cash and restricted cash	22.6	(4.8)
Cash and restricted cash, beginning of period	27.7	20.0
Cash and restricted cash, end of period	$50.3	$15.2

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

(In millions)	As of September 28, 2024	As of June 29, 2024
Cash	$42.5	$20.0
Restricted cash(1)	7.8	7.7
Total cash and restricted cash	$50.3	$27.7

(1)
Restricted cash is reported within Other assets and represents the amounts required by insurers to collateralize a part of the deductibles for the Company’s workers’ compensation and liability claims.

Supplemental disclosures of cash flow information are as follows:

(In millions)	Three Months Ended September 28, 2024	Three Months Ended September 30, 2023
Cash paid during the year for:
Interest	$63.5	$51.1
Income tax payments net of refunds	1.0	16.6

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

Share Repurchase Program

In November 2022, the Board of Directors of the Company authorized a share repurchase program for up to $300 million of the Company’s outstanding common stock. This authorization replaced the previously authorized $250 million share repurchase program. The share repurchase program has an expiration date of November 16, 2026 and may be amended, suspended, or discontinued at any time at the Company’s discretion, subject to compliance with applicable laws. During the three months ended September 28, 2024, the Company repurchased and subsequently retired 0.4 million shares of common stock, for a total of $29.5 million or an average cost of $74.69 per share. During the three months ended September 30, 2023, the Company repurchased and subsequently retired 0.5 million shares of common stock, for a total of $28.1 million or an average cost of $60.35 per share. As of September 28, 2024, $181.1 million remained available for additional share repurchases.

2.
Summary of Significant Accounting Policies and Estimates

Basis of Presentation

The consolidated financial statements have been prepared by the Company, without audit, with the exception of the June 29, 2024 consolidated balance sheet, which was derived from the audited consolidated financial statements included in the Form 10-K. The financial statements include consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive income, consolidated statements of shareholders’ equity, and consolidated statements of cash flows. Certain prior period amounts have been reclassified to conform to current period presentation. In the opinion of management, all adjustments, which consist of normal recurring adjustments, except as otherwise disclosed, necessary to present fairly the financial position, results of operations, comprehensive income, shareholders’ equity, and cash flows for all periods presented have been made.

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

3.
Recently Issued Accounting Pronouncements

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The update expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. It further requires disclosure of the amount and description of its composition for other segment items, and interim disclosures of both a reportable segment’s profit or loss and assets. The guidance requires disclosure of the title and position of the chief operating decision maker and how reported measures of segment profit or loss are used to assess performance and allocate resources. This pronouncement is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments in this update will be adopted for the fiscal year ending June 28, 2025 ("fiscal 2025"), with annual reporting requirements effective for our fiscal 2025 Annual Report on Form 10-K and interim reporting requirements effective for our Quarterly Reports on Forms 10-Q within the fiscal year ending June 27, 2026 ("fiscal 2026"). The amendments in this update should be applied retrospectively to each period presented in the consolidated financial statements. The provisions of the new standard will not impact the Company's results of operations, financial position, or cash flows but will require the Company to expand its current segment disclosures.

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

The Company has customer contracts in which incentives are paid upfront to certain customers. These payments have become industry practice and are not related to financing the customer’s business, nor are they associated with any distinct good or service to be received from the customer. These incentive payments are capitalized and amortized over the life of the contract or the expected life of the customer relationship on a straight-line basis. The Company’s contract asset for these incentives totaled $52.4 million and $55.4 million as of September 28, 2024 and June 29, 2024, respectively.

5.
Business Combinations

During the first quarter of fiscal 2025, the Company paid cash of $574.3 million, net of cash received for an acquisition. The acquisition is reported in the Foodservice segment. During the first quarter of fiscal 2024, the Company paid cash of $214.6 million, net of cash received for an acquisition reported in the Corporate and All Other segment. These acquisitions did not materially affect the Company's results of operations.

Assets acquired and liabilities assumed are recognized at their respective fair values as of the acquisition date. The following table summarizes the preliminary purchase price allocation for each major class of assets acquired and liabilities assumed for the first quarter of fiscal 2025 acquisition:

(In millions)	Fiscal 2025
Net working capital	$40.3
Goodwill	288.2
Intangible assets with definite lives:
Customer relationships	230.0
Trade names	75.0
Property, plant and equipment	57.3
Other assets	0.2
Deferred tax liabilities	(116.4)
Finance lease obligations	(0.3)
Total purchase price	$574.3

Intangible assets consist primarily of customer relationships and trade names, both with useful lives of 12.0 years. The excess of the estimated fair value of the assets acquired and the liabilities assumed over consideration paid was recorded as $288.2 million of goodwill.

Subsequent to September 28, 2024, the Company acquired Cheney Bros., Inc. ("Cheney Brothers") in a transaction valued at $2.1 billion. The $2.1 billion purchase price was financed with borrowings under the ABL Facility (as defined in Note 6. Debt). Cheney Brothers will be reported in the Foodservice segment.

Assets acquired and liabilities assumed will be recognized at their respective fair values as of the acquisition date. The Company is in the process of determining the fair values of the assets acquired and liabilities assumed, which will require the use of judgment. Due to the limited time since the October 8, 2024 acquisition date, the preliminary acquisition valuation is incomplete at this time and the Company is unable to provide amounts recognized as of the acquisition date for the major classes of assets acquired and liabilities assumed, including information required for valuation of intangible assets and goodwill.

6.
Debt

The Company is a holding company and conducts its operations through its subsidiaries, which have incurred or guaranteed indebtedness as described below.

Debt consisted of the following:

(In millions)	As of September 28, 2024	As of June 29, 2024
Credit Agreement	$897.1	$1,160.8
5.500% Notes due 2027, effective interest rate 5.930%	1,060.0	1,060.0
4.250% Notes due 2029, effective interest rate 4.439%	1,000.0	1,000.0
6.125% Notes due 2032, effective interest rate 6.287%	1,000.0	-
Less: Original issue discount and deferred financing costs	(31.1)	(22.3)
Long-term debt	3,926.0	3,198.5
Less: current installments	-	-
Total debt, excluding current installments	$3,926.0	$3,198.5

Credit Agreement

PFGC, Inc. (“PFGC”), a wholly-owned subsidiary of the Company, and Performance Food Group, Inc., a wholly-owned subsidiary of PFGC, were parties to the Fifth Amended and Restated Credit Agreement dated September 17, 2021, as amended by the First Amendment to the Fifth Amended and Restated Credit Agreement, dated April 17, 2023 (as amended, the “Prior Credit Agreement”). The Prior Credit Agreement had an aggregate principal amount available of $4.0 billion and was scheduled to mature on September 17, 2026.

On September 9, 2024, PFGC and Performance Food Group, Inc. entered into the Sixth Amended and Restated Credit Agreement (the "ABL Facility"), with Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent, and the other lenders party thereto, which amends and restates the Prior Credit Agreement. The ABL Facility, among other things, (i) increases the total revolving commitments from $4.0 billion under the Prior Credit Agreement to $5.0 billion under the ABL Facility and (ii) extends the stated maturity date from September 17, 2026 under the Prior Credit Agreement to September 9, 2029, under the ABL Facility. The ABL Facility also provides for up to $1.0 billion of uncommitted incremental facilities. The terms of any such incremental facility shall be agreed between Performance Food Group, Inc. and the lenders providing the new commitments, subject to certain limitations set forth in the ABL Facility.

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

Borrowings under the ABL Facility bear interest, at Performance Food Group, Inc.’s option, at (a) the Base Rate (defined as the greatest of (i) a floor rate of 0.00%, (ii) the federal funds rate in effect on such date plus 0.5%, (iii) the prime rate on such day, or (iv) one month Term SOFR plus 1.0%) plus a spread or (b) Term SOFR plus a spread. The ABL Facility also provides for an unused commitment fee at a rate of 0.250% per annum based on average excess availability.

The following table summarizes outstanding borrowings, availability, and the average interest rate under the Company's credit agreement:

(Dollars in millions)	As of September 28, 2024	As of June 29, 2024
Aggregate borrowings	$897.1	$1,160.8
Letters of credit	172.4	160.4
Excess availability, net of lenders’ reserves of $96.0 and $96.3	3,930.5	2,678.8
Average interest rate, excluding impact of interest rate swaps	6.77%	6.79%

The ABL Facility contains covenants requiring the maintenance of a minimum consolidated fixed charge coverage ratio if Alternate Availability (as defined in the ABL Facility) falls below the greater of (i) $375.0 million and (ii) 10% of the lessor of the borrowing base and the sum of (a) the aggregate commitments plus (b) any outstanding term loans for five consecutive business days. The ABL Facility also contains customary restrictive covenants that include, but are not limited to, restrictions on the loan parties' and their subsidiaries' abilities to incur additional indebtedness, pay dividends, create liens, make investments, make prepayments, redemptions, or defeasances prior to the maturity of certain restricted debt and dispose of assets. The ABL Facility provides for customary events of default, including payment defaults and cross-defaults on other material indebtedness. If an event of default occurs and is continuing, amounts due under the ABL Facility may be accelerated and the rights and remedies of the lenders may be exercised, including rights with respect to the collateral securing the obligations under such agreement.

Senior Notes due 2032

On September 12, 2024, Performance Food Group, Inc. issued and sold $1.0 billion aggregate principal amount of its 6.125% Senior Notes due 2032 (the "Notes due 2032"). The Notes due 2032 are jointly and severally guaranteed on a senior unsecured basis by PFGC and all domestic direct and indirect wholly-owned subsidiaries of PFGC (other than captive insurance subsidiaries and other excluded subsidiaries). The Notes due 2032 are not guaranteed by the Company.

The Company intended to use the proceeds from the Notes due 2032, together with borrowings under the ABL Facility, to finance the cash consideration in connection with the acquisition of Cheney Brothers and to pay the fees, expenses, and other transaction costs incurred in connection with the Notes due 2032. However, since there was no requirement to hold the funds in escrow until the Cheney Brothers Acquisition closed, the net proceeds for the Notes due 2032 were used to pay down a portion of the outstanding balance of the ABL Facility. The Company subsequently funded the cash consideration for the Cheney Brothers Acquisition with borrowings under the ABL Facility.

The Notes due 2032 were issued at 100.0% of their par value. The Notes due 2032 mature on September 15, 2032, and bear interest at a rate of 6.125% per year, payable semi-annually in arrears.

Upon the occurrence of a change of control triggering event or upon the sale of certain assets in which Performance Food Group, Inc. does not apply the proceeds as required, the holders of the Notes due 2032 will have the right to require Performance Food Group, Inc. to repurchase each holder’s Notes due 2032 at a price equal to 101% (in the case of a change of control triggering event) or 100% (in the case of an asset sale) of their principal amount, plus accrued and unpaid interest. Performance Food Group, Inc. may redeem all or a part of the Notes due 2032 at any time prior to September 15, 2027, at a redemption price equal to 100% of the principal amount of the Notes due 2032 being redeemed plus a make-whole premium and accrued and unpaid interest. In addition, beginning on September 15, 2027, Performance Food Group, Inc. may redeem all or a part of the Notes due 2032 at a redemption price equal to 103.063% of the principal amount redeemed, plus accrued and unpaid interest. The redemption price decreases to 101.531% and 100% of the principal amount redeemed on September 15, 2028, and September 15, 2029, respectively. In addition, at any time prior to September 15, 2027, Performance Food Group, Inc. may redeem up to 40% of the Notes due 2032 from the proceeds of certain equity offerings at a redemption price equal to 106.125% of the principal amount thereof, plus accrued and unpaid interest.

The indenture governing the Notes due 2032 contains covenants limiting, among other things, PFGC’s and its restricted subsidiaries’ ability to incur or guarantee additional debt or issue disqualified stock or preferred stock; pay dividends and make other distributions on, or redeem or repurchase, capital stock; make certain investments; incur certain liens; enter into transactions with affiliates; consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; create certain restrictions on the ability of PFGC’s restricted subsidiaries to make dividends or other payments to PFGC; designate restricted subsidiaries as unrestricted subsidiaries; and transfer or sell certain assets. These covenants are subject to a number of important exceptions and qualifications.

The Notes due 2032 also contain customary events of default, the occurrence of which could result in the principal of and accrued interest on the Notes due 2032 to become or be declared due and payable.

The ABL Facility and the indentures governing the Company's outstanding notes contain customary restrictive covenants under which all of the net assets of PFGC and its subsidiaries were restricted from distribution to Performance Food Group Company, except for approximately $1,872.2 million of restricted payment capacity available under such debt agreements, as of September 28, 2024. Such minimum estimated restricted payment capacity is calculated based on the most restrictive of our debt agreements and may fluctuate from period to period, which fluctuations may be material. Our restricted payment capacity under other debt instruments to which the Company is subject may be materially higher than the foregoing estimate.

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

Certain of the leases for tractors, trailers, and other vehicles and equipment provide for residual value guarantees to the lessors. Circumstances that would require the subsidiary to perform under the guarantees include either (1) default on the leases with the leased assets being sold for less than the specified residual values in the lease agreements, or (2) decisions not to purchase the assets at the end of the lease terms combined with the sale of the assets, with sales proceeds less than the residual value of the leased assets specified in the lease agreements. Residual value guarantees under these operating lease agreements typically range between 6% and 20% of the value of the leased assets at inception of the lease. These leases have original terms ranging from 5 to 10 years and are set to expire at various dates ranging from 2024 to 2032. As of September 28, 2024, the undiscounted maximum amount of potential future payments for lease residual value guarantees totaled approximately $9.7 million, which would be mitigated by the fair value of the leased assets at lease expiration.

The following table presents the location of the right-of-use assets and lease liabilities in the Company's consolidated balance sheet as of September 28, 2024 and June 29, 2024 (in millions), as well as the weighted-average lease term and discount rate for the Company's leases:

Leases	Consolidated Balance Sheet Location	As of September 28, 2024	As of June 29, 2024
Assets:
Operating	Operating lease right-of-use assets	$862.2	$875.5
Finance	Property, plant and equipment, net	956.3	868.8
Total lease assets		$1,818.5	$1,744.3
Liabilities:
Current
Operating	Operating lease obligations—current installments	$107.7	$108.2
Finance	Finance lease obligations—current installments	161.4	147.2
Non-current
Operating	Operating lease obligations, excluding current installments	808.7	819.3
Finance	Finance lease obligations, excluding current installments	776.0	703.2
Total lease liabilities		$1,853.8	$1,777.9

Weighted average remaining lease term
Operating leases		10.6 years	10.7 years
Finance leases		6.1 years	6.0 years
Weighted average discount rate
Operating leases		5.4%	5.4%
Finance leases		5.2%	5.1%

The following table presents the location of lease costs in the Company’s consolidated statement of operations for the periods reported (in millions):

		Three Months Ended
Lease Cost	Statement of Operations Location	September 28, 2024	September 30, 2023
Finance lease cost:
Amortization of finance lease assets	Operating expenses	$37.1	$26.0
Interest on lease liabilities	Interest expense	11.9	6.9
Total finance lease cost		$49.0	$32.9
Operating lease cost	Operating expenses	42.1	38.5
Short-term lease cost	Operating expenses	12.8	16.3
Total lease cost		$103.9	$87.7

The following table presents the supplemental cash flow information related to leases for the periods reported (in millions):

	Three Months Ended
(In millions)	September 28, 2024	September 30, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$39.0	$34.7
Operating cash flows from finance leases	11.9	6.9
Financing cash flows from finance leases	38.0	28.0
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	16.0	93.9
Finance leases	124.7	72.3

The following table presents the future minimum lease payments under non-cancelable leases as of September 28, 2024 (in millions):

Fiscal Year	Operating Leases	Finance Leases
2025	$117.1	$155.0
2026	142.3	202.5
2027	130.4	186.3
2028	119.3	160.3
2029	104.1	138.8
Thereafter	653.7	262.2
Total future minimum lease payments	$1,266.9	$1,105.1
Less: Interest	350.5	167.7
Present value of future minimum lease payments	$916.4	$937.4

As of September 28, 2024, the Company had additional operating and finance leases that had not yet commenced and total $752.6 million in future minimum lease payments. These leases relate primarily to build-to-suit warehouse leases which will replace existing distribution centers and will commence upon building completion with terms of 25 years. In addition, these leases include vehicle leases expected to commence in fiscal 2025 with lease terms of 6 to 8 years.

Subsequent to September 28, 2024, the Company acquired the right-of-use assets and associated finance lease obligations related to a significant portion of Cheney Brothers' fleet. The Company is in the process of determining the present value of the future lease payments.

8.
Fair Value of Financial Instruments

The carrying values of cash, accounts receivable, outstanding checks in excess of deposits, trade accounts payable, and accrued expenses approximate their fair values because of the relatively short maturities of those instruments. The derivative assets and liabilities are recorded at fair value on the balance sheet. The fair value of long-term debt, which has a carrying value of $3,926.0 million and $3,198.5 million, is $3,930.3 million and $3,104.5 million at September 28, 2024 and June 29, 2024, respectively, and is determined by reviewing current market pricing related to comparable debt issued at the time of the balance sheet date, and is considered a Level 2 measurement.

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

The Company’s effective tax rate was 26.5% for the three months ended September 28, 2024 and 26.1% for the three months ended September 30, 2023. The effective tax rate varies from the 21% statutory rate primarily due to state and foreign income taxes, federal credits, and other permanent items. The excess tax benefit of exercised and vested stock awards is treated as a discrete item. The effective tax rate for the three months ended September 28, 2024, differed from the prior year period primarily due to an increase in foreign taxes and a decrease in deductible discrete items related to stock-based compensation, partially offset by a decrease in state taxes and an increase in federal credits.

As of September 28, 2024 and June 29, 2024, the Company had net deferred tax assets of $211.6 million and $196.1 million, respectively, and deferred tax liabilities of $803.9 million and $694.0 million, respectively. As of both September 28, 2024 and June 29, 2024, the Company had established a valuation allowance of $1.7 million, net of federal benefit, against deferred tax assets related to certain net operating losses and certain other losses which are not likely to be realized due to limitations on utilization. The change in the deferred tax balances relates primarily to deferred taxes established in purchase accounting. The Company believes that it is more likely than not that the remaining deferred tax assets will be realized.

On October 8, 2021, the Organization for Economic Co-operation and Development ("OECD") announced the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting ("Framework"), which provides for a two-pillar solution to address tax challenges arising from the digitalization of the economy. To mitigate the administrative burden in complying with the new rules during the initial years of implementation, the OECD developed the temporary “Transitional Country-by-Country Safe Harbor” ("Safe Harbor"). This transitional Safe Harbor applies for fiscal years beginning on or before December 31, 2026, but not including a fiscal year that ends after June 30, 2028. Under the Safe Harbor, the top-up tax for such jurisdiction is deemed to be zero, provided that at least one of the Safe Harbor tests is met for the jurisdiction. The Company is not subject to Pillar Two minimum tax in the first quarter of fiscal 2025 under the Safe Harbor rules. Pillar Two minimum tax will be treated as a period cost in future periods when it is applicable. We are continuing to evaluate the potential impact on future periods of the Framework pending legislative adoption by individual countries.

10.
Commitments and Contingencies

Purchase Obligations

The Company had outstanding contracts and purchase orders of $199.7 million related to capital projects and services including purchases of compressed natural gas for its trucking fleet at September 28, 2024. Amounts due under these contracts were not included on the Company’s consolidated balance sheet as of September 28, 2024.

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

On December 6, 2022, JUUL announced that it had reached settlements with the plaintiffs in the MDL and related cases that had been consolidated in the U.S. District Court for Northern District of California (the “MDL Settlement”). Per the settlement agreement, the MDL Settlement encompasses the various personal injury, consumer class action, government entity, and Native American tribe claims made against JUUL and includes, among others, all of the Distributor Defendants (including Core-Mark and Eby-Brown) as released parties. The release applicable to the Distributor Defendants, as well as certain other defendants, took effect when JUUL made the first settlement payment on October 27, 2023. The MDL Settlement Master informed the parties that there are ten plaintiffs who opted out of the MDL Settlement; however, those opt-out plaintiffs have amended their individual complaints and have removed Eby-Brown and Core-Mark as defendants in their individual cases.

On September 10, 2021, Michael Lumpkins filed a parallel lawsuit in Illinois state court against several entities, including JUUL, e-liquid manufacturers, various retailers, and various distributors, including Eby-Brown and Core-Mark, alleging similar claims to the claims at issue in the MDL (the “Illinois Litigation”). Because there is no federal jurisdiction for this case, it will proceed in Illinois state court. Plaintiff alleges as damages that his use of JUUL products caused a brain injury that was later exacerbated by medical negligence. The court denied Eby-Brown and Core-Mark’s motion to dismiss, and the case has moved into the discovery phase. The trial date has been set for August 1, 2025. The defense and indemnity of Eby-Brown and Core-Mark for the Illinois Litigation is covered by the Distribution Agreement and the Defense Agreement, respectively. The Company will continue to vigorously defend itself.

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

11.
Related-Party Transactions

The Company participates in, and has an equity method investment in, a purchasing alliance that was formed to obtain better pricing, to expand product options, to reduce internal costs, and to achieve greater inventory turnover. The Company’s investment in the purchasing alliance was $14.7 million as of September 28, 2024 and $11.8 million as of June 29, 2024. For the three-month periods ended September 28, 2024 and September 30, 2023, the Company recorded purchases of $601.1 million and $549.5 million, respectively, through the purchasing alliance.

12.
Earnings Per Common Share

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is calculated using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. The Company’s potential common shares include outstanding stock-based compensation awards and expected issuable shares under the employee stock purchase plan. In computing diluted earnings per common share, the average closing stock price for the period is used in determining the number of shares assumed to be purchased with the assumed proceeds under the treasury stock method. Potential common shares of 0.2 million and 0.1 million for the three months ended September 28, 2024 and September 30, 2023, respectively, were not included in computing diluted earnings per common share because the effect would have been antidilutive.

A reconciliation of the numerators and denominators for the basic and diluted earnings per common share computations is as follows:

(In millions, except per share amounts)	Three Months Ended September 28, 2024	Three Months Ended September 30, 2023
Numerator:
Net income	$108.0	$120.7
Denominator:
Weighted-average common shares outstanding	154.6	154.8
Dilutive effect of potential common shares	1.6	1.8
Weighted-average dilutive common shares outstanding	156.2	156.6
Basic earnings per common share	$0.70	$0.78
Diluted earnings per common share	$0.69	$0.77

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

Management evaluates the performance of each operating segment based on various operating and financial metrics, including total sales and Segment Adjusted EBITDA, which is the Company’s GAAP measure of segment profit. Segment Adjusted EBITDA is defined as net income before interest expense, interest income, income taxes, depreciation, and amortization and excludes certain items that the Company does not consider part of its segments' core operating results, including stock-based compensation expense, changes in the last-in-first-out ("LIFO") reserve, acquisition, integration and reorganization expenses, and gains and losses related to fuel derivatives.

(In millions)	Foodservice	Vistar	Convenience	Corporate & All Other	Eliminations	Consolidated
For the three months ended September 28, 2024
Net external sales	$7,685.0	$1,284.7	$6,363.4	$82.4	$—	$15,415.5
Inter-segment sales	7.1	1.0	0.3	173.7	(182.1)	—
Total sales	7,692.1	1,285.7	6,363.7	256.1	(182.1)	15,415.5
Depreciation and amortization	85.0	14.4	38.6	14.9	—	152.9
Capital expenditures	77.3	6.0	10.4	2.8	—	96.5
For the three months ended September 30, 2023
Net external sales	$7,271.7	$1,249.6	$6,337.0	$80.3	$—	$14,938.6
Inter-segment sales	5.3	0.8	—	160.1	(166.2)	—
Total sales	7,277.0	1,250.4	6,337.0	240.4	(166.2)	14,938.6
Depreciation and amortization	70.6	10.4	37.7	10.6	—	129.3
Capital expenditures	31.0	3.4	4.0	14.8	—	53.2

Segment Adjusted EBITDA for each reportable segment and Corporate & All Other is presented below along with a reconciliation to consolidated income before taxes.

	Three Months Ended
	September 28, 2024	September 30, 2023
Foodservice Adjusted EBITDA	$280.0	$246.0
Vistar Adjusted EBITDA	83.2	88.6
Convenience Adjusted EBITDA	105.3	94.7
Corporate & All Other Adjusted EBITDA	(56.6)	(45.5)
Depreciation and amortization	(152.9)	(129.3)
Interest expense	(66.8)	(56.1)
Change in LIFO reserve	(12.7)	(19.2)
Stock-based compensation expense	(11.3)	(10.7)
(Loss) gain on fuel derivatives	(1.4)	3.5
Acquisition, integration & reorganization expenses	(19.1)	(9.8)
Other adjustments (1)	(0.8)	1.1
Income before taxes	$146.9	$163.3

(1) Other adjustments include asset impairments, gains and losses on disposal of fixed assets, amounts related to favorable and unfavorable leases, foreign currency transaction gains and losses, and franchise tax expense.

Total assets by reportable segment, excluding intercompany receivables between segments, are as follows:

(In millions)	As of September 28, 2024	As of June 29, 2024
Foodservice	$7,884.8	$6,996.8
Vistar	1,540.3	1,519.1
Convenience	4,265.1	4,080.9
Corporate & All Other	706.3	796.1
Total assets	$14,396.5	$13,392.9

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

On October 8, 2024, the Company acquired Cheney Bros., Inc. ("Cheney Brothers") in a transaction valued at $2.1 billion. The $2.1 billion purchase price was financed with borrowings under the ABL Facility. Cheney Brothers will be reported in the Foodservice segment.

Key Factors Affecting Our Business

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

Adjusted EBITDA

Management measures operating performance based on our Adjusted EBITDA, defined as net income before interest expense, interest income, income and franchise taxes, and depreciation and amortization, further adjusted to exclude certain items that we do not consider part of our core operating results. Such adjustments include certain unusual, non-cash, non-recurring, cost reduction, and other adjustment items permitted in calculating covenant compliance under our ABL Facility and indentures (other than certain pro forma adjustments permitted under our ABL Facility and indentures governing the Notes due 2027, Notes due 2029, and Notes due 2032 relating to the Adjusted EBITDA contribution of acquired entities or businesses prior to the acquisition date). Under our ABL Facility and indentures, our ability to engage in certain activities such as incurring certain additional indebtedness, making certain investments, and making restricted payments is tied to ratios based on Adjusted EBITDA (as defined in the ABL Facility and indentures). Our definition of Adjusted EBITDA may not be the same as similarly titled measures used by other companies.

Adjusted EBITDA is not defined under GAAP, is not a measure of operating income, operating performance, or liquidity presented in accordance with GAAP, and is subject to important limitations. We use this measure to evaluate the performance of our business on a consistent basis over time and for business planning purposes. In addition, targets based on Adjusted EBITDA are among the measures we use to evaluate our management’s performance for purposes of determining their compensation under our incentive plans. We believe that the presentation of Adjusted EBITDA is useful to investors because it is frequently used by securities analysts, investors, and other interested parties, including our lenders under the ABL Facility and holders of our Notes due 2027, Notes due 2029, and Notes due 2032 in their evaluation of the operating performance of companies in industries similar to ours.

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

Results of Operations and Adjusted EBITDA

The following table sets forth a summary of our results of operations and Adjusted EBITDA for the periods indicated (in millions, except per share data):

	Three Months Ended
	September 28, 2024	September 30, 2023	Change	%
Net sales	$15,415.5	$14,938.6	$476.9	3.2
Cost of goods sold	13,651.3	13,275.7	375.6	2.8
Gross profit	1,764.2	1,662.9	101.3	6.1
Operating expenses	1,548.9	1,446.7	102.2	7.1
Operating profit	215.3	216.2	(0.9)	(0.4)
Other expense, net
Interest expense	66.8	56.1	10.7	19.1
Other, net	1.6	(3.2)	4.8	150.0
Other expense, net	68.4	52.9	15.5	29.3
Income before income taxes	146.9	163.3	(16.4)	(10.0)
Income tax expense	38.9	42.6	(3.7)	(8.7)
Net income (GAAP)	$108.0	$120.7	$(12.7)	(10.5)
Adjusted EBITDA (Non-GAAP)	$411.9	$383.8	$28.1	7.3
Weighted-average common shares outstanding:
Basic	154.6	154.8	(0.2)	(0.1)
Diluted	156.2	156.6	(0.4)	(0.3)
Earnings per common share:
Basic	$0.70	$0.78	$(0.08)	(10.3)
Diluted	$0.69	$0.77	$(0.08)	(10.4)

We believe that the most directly comparable GAAP measure to Adjusted EBITDA is net income. The following table reconciles Adjusted EBITDA to net income for the periods presented:

	Three Months Ended
	September 28, 2024	September 30, 2023
	(In millions)
Net income (GAAP)	$108.0	$120.7
Interest expense	66.8	56.1
Income tax expense	38.9	42.6
Depreciation	97.4	83.8
Amortization of intangible assets	55.5	45.5
Change in LIFO reserve (1)	12.7	19.2
Stock-based compensation expense	11.3	10.7
Loss (gain) on fuel derivatives	1.4	(3.5)
Acquisition, integration & reorganization expenses (2)	19.1	9.8
Other adjustments (3)	0.8	(1.1)
Adjusted EBITDA (Non-GAAP)	$411.9	$383.8
(1)
Includes increases in the LIFO reserve of $0.9 million for Foodservice and $11.8 million for Convenience for the first quarter of fiscal 2025 compared to increases of $1.7 million for Foodservice and $17.5 million for Convenience for the first quarter of fiscal 2024.
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

Consolidated Results of Operations

Three months ended September 28, 2024 compared to the three months ended September 30, 2023

Net Sales

Net sales growth is a function of acquisitions, case growth, pricing (which is primarily based on product inflation/deflation), and a changing mix of customers, channels, and product categories sold. Net sales increased $476.9 million, or 3.2%, for the first three months of fiscal 2025 compared to the first three months of fiscal 2024.

The increase in net sales was driven by recent acquisitions, an increase in cases sold including a favorable shift in mix of cases sold, and an increase in selling price per case as a result of inflation. Total case volume increased 2.6% in the first three months of fiscal 2025 compared to the same period of fiscal 2024. Total organic case volume growth of 1.2% benefited from a 4.3% increase in organic independent cases, including growth in Performance Brands cases, and growth in cases sold to Foodservice's Chain business. The overall rate of product cost inflation was approximately 5.0% for the first three months of fiscal 2025.

Gross Profit

Gross profit increased $101.3 million, or 6.1%, for the first three months of fiscal 2025 compared to the first three months of fiscal 2024. The increase in gross profit was primarily driven by recent acquisitions, cost of goods sold optimization through procurement efficiencies, a favorable shift in the mix of cases sold, and growth in cases sold, including growth in the independent channel. Independent customers typically receive more services from us, cost more to serve, and pay a higher gross profit per case than other customers.

Operating Expenses

Operating expenses increased $102.2 million, or 7.1%, for the first three months of fiscal 2025 compared to the first three months of fiscal 2024. The increase in operating expenses for the first three months of fiscal 2025 was primarily driven by recent acquisitions, a $41.9 million increase in personnel expenses primarily related to wages, commissions, and benefits, and an $12.2 million increase in insurance expense primarily related to workers’ compensation and vehicle liability, partially offset by a $9.0 million decrease in fuel expense primarily due to lower fuel prices in the first three months of fiscal 2025 as compared to the prior year period.

Depreciation and amortization of intangible assets increased from $129.3 million for the first three months of fiscal 2024 to $152.9 million in the first three months of fiscal 2025. Depreciation of fixed assets and amortization of intangible assets increased as a result of recent acquisitions, an increase in transportation equipment under finance leases, and accelerated amortization of certain customer relationships and trade names.

Net Income

Net income decreased $12.7 million, or 10.5% for the first three months of fiscal 2025 compared to the first three months of fiscal 2024. The decrease in net income was primarily attributable to the increase in operating expenses, interest expense, and other expense, partially offset by the increase in gross profit and decrease in income tax expense. The increase in interest expense was primarily the result of an increase in the average borrowings, including finance lease obligations, during the first three months fiscal 2025 compared to the prior year period.

The Company reported income tax expense of $38.9 million for the first three months of fiscal 2025 compared to income tax expense of $42.6 million for the first three months of fiscal 2024. Our effective tax rate for the first three months of fiscal 2025 was 26.5% compared to 26.1% for the first three months of fiscal 2024. The effective tax rate for the period ended September 28, 2024, differed from the prior year period primarily due to an increase in foreign taxes and a decrease in deductible discrete items related to stock-based compensation, partially offset by a decrease in state taxes and an increase in federal credits.

Segment Results

The Company has three reportable segments: Foodservice, Vistar, and Convenience. Management evaluates the performance of these segments based on various operating and financial metrics, including their respective sales growth and Segment Adjusted EBITDA, which is the Company’s GAAP measure of segment profit. Segment Adjusted EBITDA is defined as net income before interest expense, interest income, income taxes, depreciation, and amortization and excludes certain items that the Company does not consider part of its segments’ core operating results, including stock-based compensation expense, changes in the LIFO reserve, acquisition, integration and reorganization expenses, and gains and losses related to fuel derivatives. See Note 13. Segment Information of the consolidated financial statements within Part I, Item 1. Financial Statements in this Form 10-Q.

Corporate & All Other is comprised of unallocated corporate overhead and certain operations that are not considered separate reportable segments based on their size. This also includes the operations of our internal logistics unit responsible for managing and allocating inbound logistics revenue and expense.

The following tables set forth net sales and Segment Adjusted EBITDA by segment for the periods indicated (dollars in millions):

Net Sales

	Three Months Ended
	September 28, 2024	September 30, 2023	Change	%
Foodservice	$7,692.1	$7,277.0	$415.1	5.7
Vistar	1,285.7	1,250.4	35.3	2.8
Convenience	6,363.7	6,337.0	26.7	0.4
Corporate & All Other	256.1	240.4	15.7	6.5
Intersegment Eliminations	(182.1)	(166.2)	(15.9)	(9.6)
Total net sales	$15,415.5	$14,938.6	$476.9	3.2

Segment Adjusted EBITDA

	Three Months Ended
	September 28, 2024	September 30, 2023	Change	%
Foodservice	$280.0	$246.0	$34.0	13.8
Vistar	83.2	88.6	(5.4)	(6.1)
Convenience	105.3	94.7	10.6	11.2
Corporate & All Other	(56.6)	(45.5)	(11.1)	(24.4)
Total Adjusted EBITDA	$411.9	$383.8	$28.1	7.3

Segment Results—Foodservice

Three months ended September 28, 2024, compared to the three months ended September 30, 2023

Net Sales

Net sales for Foodservice increased $415.1 million, or 5.7%, from the first three months of fiscal 2024 to the first three months of fiscal 2025. This increase in net sales was driven by a recent acquisition, an increase in selling price per case as a result of inflation, and case volume growth, including growth in our independent and Chain business. Total case growth for Foodservice was 2.9% and organic case growth was 1.6% for the first three months of fiscal 2025, compared to the prior year period. Securing new and expanding business with independent customers resulted in total independent case growth of 7.8% and organic independent case growth of 4.3% in the first three months of fiscal 2025, compared to the prior year period. For the quarter, independent sales as a percentage of total Foodservice segment sales were 41.7%.

Segment Adjusted EBITDA

Adjusted EBITDA for Foodservice increased $34.0 million, or 13.8%, from the first three months of fiscal 2024 to the first three months of fiscal 2025. This increase was the result of an increase in gross profit, partially offset by an increase in operating expenses. Gross profit contributing to Foodservice’s Adjusted EBITDA increased $65.7 million, or 6.4%, in the first three months of fiscal 2025, compared to the prior year period. The increase in gross profit was driven by a recent acquisition, a favorable shift in the mix of cases sold, and growth in cases sold, including more Performance Brands products sold to independent customers.

Operating expenses impacting Foodservice's Adjusted EBITDA increased $31.8 million, or 4.1%, from the first three months of fiscal 2024 to the first three months of fiscal 2025. Operating expenses increased as a result of a recent acquisition, a $23.0 million increase in personnel expenses primarily related to wages, commissions, and benefits, and a $6.7 million increase in insurance expense primarily related to workers' compensation and vehicle liability, partially offset by an $8.2 million decrease in fuel expense primarily due to lower fuel prices, compared to the prior year period.

Depreciation and amortization of intangible assets recorded in this segment increased from $70.6 million in the first three months of fiscal 2024 to $85.0 million in the first three months of fiscal 2025 as a result of an increase in transportation equipment under finance leases and a recent acquisition.

Segment Results—Vistar

Three months ended September 28, 2024, compared to the three months ended September 30, 2023

Net Sales

Net sales for Vistar increased $35.3 million, or 2.8%, from the first three months of fiscal 2024 to the first three months of fiscal 2025. The increase in net sales was driven primarily by an acquisition in the second quarter of fiscal 2024. Total organic case volume growth for Vistar was flat, as growth in the vending, office coffee service, and corrections channels was offset by declines in theater and retail cases sold, in the first three months of fiscal 2025 compared to the prior year period.

Segment Adjusted EBITDA

Adjusted EBITDA for Vistar decreased $5.4 million, or 6.1%, from the first three months of fiscal 2024 to the first three months of fiscal 2025. The decrease was the result of an increase in operating expenses, partially offset by an increase in gross profit. Gross profit increased $19.0 million, or 9.1%, for the first three months of fiscal 2025 compared to the prior year period primarily driven by an acquisition in the second quarter of fiscal 2024.

Operating expenses impacting Vistar's Adjusted EBITDA increased $24.3 million, or 20.2%, for the first three months of fiscal 2025 compared to the prior year period. Operating expenses increased $18.1 million due to an acquisition in the second quarter of fiscal 2024, $3.0 million due to variable operational expenses as a result of a shift in channel mix, and $2.1 million due to an increase in occupancy costs associated with building expansions compared to the prior year period.

Depreciation and amortization of intangible assets recorded in this segment increased from $10.4 million in the first three months of fiscal 2024 to $14.4 million in the first three months of fiscal 2025 due primarily to an acquisition in the second quarter of fiscal 2024.

Segment Results—Convenience

Three months ended September 28, 2024, compared to the three months ended September 30, 2023

Net Sales

Net sales for Convenience increased $26.7 million, or 0.4%, from the first three months of fiscal 2024 to the first three months of fiscal 2025 driven primarily by an increase in selling price per case as a result of continued inflation for food and foodservice related products and cigarette manufacturers’ price increases, as well as an increase in food and foodservice related cases sold, partially offset by a decline in cigarette carton sales.

Segment Adjusted EBITDA

Adjusted EBITDA for Convenience increased $10.6 million, or 11.2%, from the first three months of fiscal 2024 to the first three months of fiscal 2025. This increase was a result of an increase in gross profit, partially offset by an increase in operating expenses. Gross profit contributing to Convenience's Adjusted EBITDA increased $13.7 million, or 3.3%, for the first three months of fiscal 2025 compared to the prior year period primarily due to a favorable shift in mix of cases sold and growth in cases sold.

Operating expenses impacting Convenience's Adjusted EBITDA increased $3.0 million, or 1.0%, for the first three months of fiscal 2025 compared to the prior year period. Operating expenses increased primarily as a result of a $4.0 million increase in insurance expense primarily related to worker's compensation, partially offset by a $1.8 million decrease in fuel expense primarily due to lower fuel prices compared to the prior year period.

Depreciation and amortization of intangible assets recorded in this segment increased from $37.7 million in the first three months of fiscal 2024 to $38.6 million in the first three months of fiscal 2025.

Segment Results—Corporate & All Other

Three months ended September 28, 2024, compared to the three months ended September 30, 2023

Net Sales

Net sales for Corporate & All Other increased $15.7 million from the first three months of fiscal 2024 to the first three months of fiscal 2025. The increase was primarily attributable to an increase in products and services sold to our other segments.

Segment Adjusted EBITDA

Adjusted EBITDA for Corporate & All Other was a negative $56.6 million for the first three months of fiscal 2025 compared to a negative $45.5 million for the first three months of fiscal 2024. The decline in Adjusted EBITDA was primarily driven by a $5.4 million increase in corporate personnel expense and a $2.7 million increase in information technology maintenance expense primarily related to cloud-based services.

Depreciation and amortization of intangible assets recorded in this segment increased from $10.6 million in the first three months of fiscal 2024 to $14.9 million in the first three months of fiscal 2025 due to accelerated amortization of certain customer relationships and trade names.

Liquidity and Capital Resources

We have historically financed our operations and growth primarily with cash flows from operations, borrowings under our credit facility, operating and finance leases, and normal trade credit terms. We have typically funded our acquisitions with additional borrowings under our credit facility or net proceeds from the issuances of senior notes. Our working capital and borrowing levels are subject to seasonal fluctuations and timing of procurement and acquisition activities. We borrow under our credit facility or pay it down regularly based on our cash flows from operating and investing activities. Our practice is to minimize interest expense while maintaining reasonable liquidity.

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

We are exposed to interest rate risk related to changes in interest rates for borrowings under our ABL Facility. To add stability to interest expense and manage our exposure to interest rate movements, we enter into interest rate swap agreements. These swaps are designated as cash flow hedges and involve the receipt of variable-rate amounts from a counterparty in exchange for making fixed-rate payments. As of September 28, 2024, $350.0 million of the outstanding ABL Facility balance is currently hedged under interest rate swaps which results in 89% of our total debt outstanding, including finance lease obligations, being fixed-rate debt.

In November 2022, the Board of Directors authorized a share repurchase program for up to $300 million of the Company’s outstanding common stock. This authorization replaced the previously authorized $250 million share repurchase program. The new share repurchase program has an expiration date of November 16, 2026 and may be amended, suspended, or discontinued at any time at the Company’s discretion, subject to compliance with applicable laws. Repurchases under this program depend upon marketplace conditions and other factors, including compliance with the covenants in the agreements governing our existing indebtedness. During the first quarter of fiscal 2025, the Company repurchased 0.4 million shares of the Company's common stock, for a total of $29.5 million or an average cost of $74.69 per share. During the three months ended September 30, 2023, the Company repurchased and subsequently retired 0.5 million shares of the Company's common stock, for a total of $28.1 million or an average cost of $60.35 per share. As of September 28, 2024, $181.1 million remained available for share repurchases.

Our contractual cash requirements over the next 12 months and beyond relate to our long-term debt and associated interest payments, operating and finance leases, and purchase obligations. For information regarding the Company’s expected cash requirements related to long-term debt and operating and finance leases, see Note 6. Debt and Note 7. Leases, respectively, of the consolidated financial statements in this Form 10-Q. As of September 28, 2024, the Company had total purchase obligations of $199.7 million, which includes agreements for purchases related to capital projects and services in the normal course of business, for which all significant terms have been confirmed, as well as a minimum amount due for various Company meetings and conferences. Purchase obligations also include amounts committed to various capital projects in process or scheduled to be completed in the coming fiscal years. As of September 28, 2024, the Company had commitments of $114.8 million for capital projects related to warehouse expansion and improvements and warehouse equipment. The Company anticipates using cash flows from operations or borrowings under the ABL Facility to fulfill these commitments. Amounts due under these agreements were not included in the Company’s consolidated balance sheet as of September 28, 2024.

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

As of September 28, 2024, our cash balance totaled $50.3 million, including restricted cash of $7.8 million, as compared to a cash balance totaling $27.7 million, including restricted cash of $7.7 million, as of June 29, 2024.

Three months ended September 28, 2024 compared to the three months ended September 30, 2023

Operating Activities

During the first three months of fiscal 2025 and fiscal 2024, our operating activities provided cash flow of $53.5 million and $87.1 million, respectively. The decrease in cash flow provided by operating activities in the first three months of fiscal 2025 compared to the first three months of fiscal 2024 was largely driven by advanced purchases of cigarette and candy inventory to take advantage of preferred pricing.

Investing Activities

Cash used in investing activities totaled $669.8 million in the first three months of fiscal 2025 compared to $266.9 million in the first three months of fiscal 2024. These investments consisted of cash paid of $574.3 million for an acquisition in the first three months of fiscal 2025 compared to $214.6 million for an acquisition in the first three months of fiscal 2024, along with capital purchases of property, plant, and equipment of $96.5 million and $53.2 million for the first three months of fiscal 2025 and the first three months of fiscal 2024, respectively. For the first three months of fiscal 2025, purchases of property, plant, and equipment primarily consisted of outlays for warehouse expansion and improvements, warehouse equipment, information technology, and transportation equipment. The following table presents the capital purchases of property, plant, and equipment by segment.

	Three Months Ended
(Dollars in millions)	September 28, 2024	September 30, 2023
Foodservice	$77.3	$31.0
Vistar	6.0	3.4
Convenience	10.4	4.0
Corporate & All Other	2.8	14.8
Total capital purchases of property, plant and equipment	$96.5	$53.2

Financing Activities

During the first three months of fiscal 2025, our financing activities provided cash flow of $638.9 million, which consisted primarily of $1.0 billion in cash received from the issuance and sale of the Notes due 2032, partially offset by $263.7 million in net payments under our ABL Facility.

During the first three months of fiscal 2024, our financing activities provided cash flow of $175.0 million, which consisted primarily of $249.0 million in net borrowings under our ABL Facility.

The following describes our financing arrangements as of September 28, 2024:

Credit Agreement: PFGC, Inc. (“PFGC”), a wholly-owned subsidiary of the Company, and Performance Food Group, Inc., a wholly-owned subsidiary of PFGC, were parties to the Fifth Amended and Restated Credit Agreement dated September 17, 2021, as amended by the First Amendment to the Fifth Amended and Restated Credit Agreement, dated April 17, 2023 (as amended, the “Prior Credit Agreement”). The Prior Credit Agreement had an aggregate principal amount available of $4.0 billion and was scheduled to mature on September 17, 2026.

On September 9, 2024, PFGC and Performance Food Group, Inc. entered into the Sixth Amended and Restated Credit Agreement (the "ABL Facility"), with Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent, and the other lenders party thereto, which amends and restates the Prior Credit Agreement. The ABL Facility, among other things, (i) increases the total revolving commitments from $4.0 billion under the Prior Credit Agreement to $5.0 billion under the ABL Facility and (ii) extends the stated maturity date from September 17, 2026, under the Prior Credit Agreement to September 9, 2029, under the ABL Facility. The ABL Facility also provides for up to $1.0 billion of uncommitted incremental facilities. The terms of any such incremental facility shall be agreed between Performance Food Group, Inc. and the lenders providing the new commitments, subject to certain limitations set forth in the ABL Facility.

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

Borrowings under the ABL Facility bear interest, at Performance Food Group, Inc.’s option, at (a) the Base Rate (defined as the greatest of (i) a floor rate of 0.00%, (ii) the federal funds rate in effect on such date plus 0.5%, (iii) the prime rate on such day, or (iv) one month Term SOFR plus 1.0%) plus a spread or (b) Term SOFR plus a spread. The ABL Facility also provides for an unused commitment fee at a rate of 0.250% per annum based on average excess availability.

The following table summarizes outstanding borrowings, availability, and the average interest rate under the Company's ABL Facility:

(Dollars in millions)	As of September 28, 2024	As of June 29, 2024
Aggregate borrowings	$897.1	$1,160.8
Letters of credit	172.4	160.4
Excess availability, net of lenders’ reserves of $96.0 and $96.3	3,930.5	2,678.8
Average interest rate, excluding impact of interest rate swaps	6.77%	6.79%

The ABL Facility contains covenants requiring the maintenance of a minimum consolidated fixed charge coverage ratio if Alternate Availability (as defined in the ABL Facility) falls below the greater of (i) $375.0 million and (ii) 10% of the lessor of the borrowing base and the sum of (a) the aggregate commitments plus (b) any outstanding term loans for five consecutive business days. The ABL Facility also contains customary restrictive covenants that include, but are not limited to, restrictions on the loan parties' and their subsidiaries' abilities to incur additional indebtedness, pay dividends, create liens, make investments, make prepayments, redemptions, or defeasances prior to the maturity of certain restricted debt and dispose of assets. The ABL Facility provides for customary events of default, including payment defaults and cross-defaults on other material indebtedness. If an event of default occurs and is continuing, amounts due under the ABL Facility may be accelerated and the rights and remedies of the lenders may be exercised, including rights with respect to the collateral securing the obligations under such agreement.

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

Upon the occurrence of a change of control triggering event or upon the sale of certain assets in which Performance Food Group, Inc. does not apply the proceeds as required, the holders of the Notes due 2027 will have the right to require Performance Food Group, Inc. to repurchase each holder’s Notes due 2027 at a price equal to 101% (in the case of a change of control triggering event) or 100% (in the case of an asset sale) of their principal amount, plus accrued and unpaid interest. Beginning on October 15, 2024, Performance Food Group, Inc. may redeem all or part of the Notes due 2027 at a redemption price equal to 100.0% of the principal amount redeemed, plus accrued and unpaid interest.

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

Senior Notes due 2032: On September 12, 2024, Performance Food Group, Inc. issued and sold $1.0 billion aggregate principal amount of its Notes due 2032. The Notes due 2032 are jointly and severally guaranteed on a senior unsecured basis by PFGC and all domestic direct and indirect wholly-owned subsidiaries of PFGC (other than captive insurance subsidiaries and other excluded subsidiaries). The Notes due 2032 are not guaranteed by the Company.

The Company intended to use the proceeds from the Notes due 2032, together with borrowings under the ABL Facility, to finance the cash consideration in connection with the acquisition of Cheney Brothers and to pay the fees, expenses, and other transaction costs incurred in connection with the Notes due 2032. However, since there was no requirement to hold the funds in escrow until the Cheney Brothers acquisition closed, the net proceeds from the Notes due 2032 were used to pay down a portion of the outstanding balance of the ABL Facility. The Company subsequently funded the cash consideration for the Cheney Brothers acquisition with borrowings under the ABL Facility.

The Notes due 2032 were issued at 100.0% of their par value. The Notes due 2032 mature on September 15, 2032, and bear interest at a rate of 6.125% per year, payable semi-annually in arrears.

Upon the occurrence of a change of control triggering event or upon the sale of certain assets in which Performance Food Group, Inc. does not apply the proceeds as required, the holders of the Notes due 2032 will have the right to require Performance Food Group, Inc. to repurchase each holder’s Notes due 2032 at a price equal to 101% (in the case of a change of control triggering event) or 100% (in the case of an asset sale) of their principal amount, plus accrued and unpaid interest. Performance Food Group, Inc. may redeem all or a part of the Notes due 2032 at any time prior to September 15, 2027, at a redemption price equal to 100% of the principal amount of the Notes due 2032 being redeemed plus a make-whole premium and accrued and unpaid interest. In addition, beginning on September 15, 2027, Performance Food Group, Inc. may redeem all or a part of the Notes due 2032 at a redemption price equal to 103.063% of the principal amount redeemed, plus accrued and unpaid interest. The redemption price decreases to 101.531% and 100% of the principal amount redeemed on September 15, 2028, and September 15, 2029, respectively. In addition, at any time prior to September 15, 2027, Performance Food Group, Inc. may redeem up to 40% of the Notes due 2032 from the proceeds of certain equity offerings at a redemption price equal to 106.125% of the principal amount thereof, plus accrued and unpaid interest.

The indenture governing the Notes due 2032 contains covenants limiting, among other things, PFGC’s and its restricted subsidiaries’ ability to incur or guarantee additional debt or issue disqualified stock or preferred stock; pay dividends and make other distributions on, or redeem or repurchase, capital stock; make certain investments; incur certain liens; enter into transactions with affiliates; consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; create certain restrictions on the ability of PFGC’s restricted subsidiaries to make dividends or other payments to PFGC; designate restricted subsidiaries as unrestricted subsidiaries; and transfer or sell certain assets. These covenants are subject to a number of important exceptions and qualifications. The Notes due 2032 also contain customary events of default, the occurrence of which could result in the principal of and accrued interest on the Notes due 2032 to become or be declared due and payable.

The ABL Facility and the indentures governing the Notes due 2027, the Notes due 2029, and the Notes due 2032 contain customary restrictive covenants under which all of the net assets of PFGC and its subsidiaries were restricted from distribution to Performance Food Group Company, except for approximately $1,872.2 million of restricted payment capacity available under such debt agreements, as of September 28, 2024. Such minimum estimated restricted payment capacity is calculated based on the most restrictive of our debt agreements and may fluctuate from period to period, which fluctuations may be material. Our restricted payment capacity under other debt instruments to which the Company is subject may be materially higher than the foregoing estimate.

As of September 28, 2024, the Company was in compliance with all of the covenants under the ABL Facility and the indentures governing the Notes due 2027, the Notes due 2029 and the Notes due 2032.

Total Assets by Segment

Total assets for Foodservice increased $1,251.7 million from $6,633.1 million as of September 30, 2023 to $7,884.8 million as of September 28, 2024. Total assets for Foodservice increased $888.0 million from $6,996.8 million as of June 29, 2024 to $7,884.8 million as of September 28, 2024. During both time periods, this segment increased its goodwill, intangible assets, property, plant and equipment, accounts receivable, and inventory primarily due to an acquisition. Property, plant and equipment also increased due to additions of transportation equipment under finance leases and warehouse expansion and improvement projects.

Total assets for Vistar increased $208.8 million from $1,331.5 million as of September 30, 2023 to $1,540.3 million as of September 28, 2024. During this time period, this segment increased its property, plant and equipment, goodwill, intangible assets, operating lease right-of-use assets, and inventory due to a fiscal 2024 acquisition. Total assets for Vistar increased $21.2 million from $1,519.1 million as of June 29, 2024 to $1,540.3 million as of September 28, 2024. During this time period, this segment increased its inventory and property, plant and equipment.

Total assets for Convenience increased $39.8 million from $4,225.3 million as of September 30, 2023 to $4,265.1 million as of September 28, 2024. During this time period, the segment increased its inventory and property, plant and equipment, partially offset by a decrease in intangible assets and prepaid expenses and other current assets. Total assets for Convenience increased $184.2 million from $4,080.9 million as of June 29, 2024 to $4,265.1 million as of September 28, 2024. During this time period, the segment increased its inventory, partially offset by a decrease in prepaid expenses and other current assets and accounts receivable.

Total assets for Corporate & All Other decreased $7.0 million from $713.3 million as of September 30, 2023 to $706.3 million as of September 28, 2024. During this time period, Corporate & All Other decreased its intangible assets and inventory, partially offset by an increase in prepaid expenses and other current assets. Total assets for Corporate & All Other decreased $89.8 million from $796.1 million as of June 29, 2024 to $706.3 million as of September 28, 2024. During this time period, Corporate & All Other decreased its prepaid expenses and other current assets and other assets.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our market risks consist of interest rate risk and fuel price risk. There have been no material changes to our market risks since June 29, 2024. For a discussion on our exposure to market risk, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risks” in the Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) under the Exchange Act), that occurred during the fiscal quarter ended September 28, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information relating to our purchases of the Company’s common stock during the first quarter of fiscal 2025.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan (in millions)(2)
June 30, 2024—July 27, 2024	—	$-	—	$210.6
July 28, 2024—August 24, 2024	361,562	$73.57	182,935	$197.1
August 25, 2024—September 28, 2024	267,297	$75.32	212,582	$181.1
Total	628,859	$74.31	395,517

(1)
During the first quarter of fiscal 2025, the Company repurchased 233,342 shares of the Company’s common stock via share withholding for payroll tax obligations due from employees in connection with the delivery of shares of the Company’s common stock under our incentive plans.

(2)
In November 2022, the Board of Directors authorized a new share repurchase program for up to $300 million of the Company’s outstanding common stock. This authorization replaced the previously authorized $250 million share repurchase program. The new share repurchase program has an expiration date of November 16, 2026 and may be amended, suspended, or discontinued at any time at the Company’s discretion, subject to compliance with applicable laws. Repurchases under this program depend upon market place conditions and other factors, including compliance with the covenants under the ABL Facility and the indentures governing the Notes due 2027, Notes due 2029, and Notes due 2032. As of September 28, 2024, approximately $181.1 million remained available for additional share repurchases.

Item 3: Defaults Upon Senior Securities

None

Item 4: Mine Safety Disclosures

Not applicable

Item 5: Other Information

The table below shows the plans or other arrangements adopted or terminated during the three months ended September 28, 2024, providing for the purchase and/or sale of Performance Food Group securities by the Company's directors and Section 16 officers:

Name	Title	Action	Date	Rule 10b5-1 (1)	Non-Rule 10b5-1 (2)	Number of Securities Covered	Expiration Date (3)
George L. Holm	Chairman and Chief Executive Officer	Adopt	August 29, 2024	X		318,921 shares to be sold	September 30, 2025
Craig H. Hoskins	President and Chief Operating Officer	Adopt	August 21, 2024	X		40,992 shares to be sold	November 30, 2025
Patrick T. Hagerty	Executive Vice President and Chief Commercial Officer	Adopt	August 16, 2024	X		82,335 shares to be sold	August 9, 2026
A. Brent King	Executive Vice President, General Counsel and Secretary	Adopt	August 19, 2024	X		21,399 shares to be sold	August 9, 2026
Donald S. Bulmer	Executive Vice President and Chief Information Officer	Adopt	August 16, 2024	X		3,000 shares to be sold	December 31, 2025

(1)
Intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c).

(2)
Non-Rule 10b5-1 trading arrangement as defined in Item 408 of Regulation S-K.

(3)
Each plan terminates on the earlier of: (i) the expiration date noted above; (ii) the first date on which all trades set forth in the plan have been executed; or (iii) such date the plan is otherwise terminated according to its terms.

Item 6: Exhibits

Exhibit No.	Description

2.1^

Stock Purchase Agreement, dated as of August 13, 2024, by and among Performance Food Group, Inc., Performance Food Group Company, Cheney Bros., Inc. Shares Trust, Joseph N. Cheney Trust, June Claire Cheney Russell Trust, CD&R Chip Holdings, L.P., Cheney Bros., Inc. and Michael Sullivan (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-37578) filed with the Securities and Exchange Commission on August 14, 2024).

4.1

Indenture, dated as of September 12, 2024, among Performance Food Group, Inc., PFGC, Inc., the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee, transfer agent, registrar and paying agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-37578) filed with the Securities and Exchange Commission on September 12, 2024).

4.2

Form of 6.125% Senior Notes due 2032 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-37578) filed with the Securities and Exchange Commission on September 12, 2024).

10.1^

Sixth Amended and Restated Credit Agreement, dated as of September 9, 2024, among PFGC, Inc., Performance Food Group, Inc., Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37578) filed with the Securities and Exchange Commission on September 12, 2024).

10.2+*	Amendment No. 2 to Performance Food Group Company Deferred Compensation Plan

31.1*	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith.

+ Identifies exhibits that consist of a management contract or compensatory plan or arrangement.

^ Schedules (and similar attachments) to the Purchase Agreement and Credit Agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule will be furnished to the Securities and Exchange Commission upon request.

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

PERFORMANCE FOOD GROUP COMPANY (Registrant)

Dated: November 6, 2024	By:	/s/ H. Patrick Hatcher
	Name:	H. Patrick Hatcher
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)