Form 10-Q
period 2024-12-28
Performance Food Group Co
filed 2025-02-05
CIK 1618673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2024

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

156,216,487 shares of common stock were outstanding as of January 29, 2025.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q (this “Form 10-Q”) may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. All statements, other than statements of historical facts included in this Form 10-Q, including statements concerning our plans, objectives, goals, beliefs, business strategies, future events, business conditions, our results of operations, financial position, our business outlook, business trends and other information, and integration of our acquisition of Cheney Bros., Inc. (the “Cheney Brothers Acquisition”), are forward-looking statements. Words such as “estimates,” “expects,” “contemplates,” “will,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts,” “may,” “should” and variations of such words or similar expressions are intended to identify forward-looking statements. The forward-looking statements are not historical facts, and are based upon our current expectations, beliefs, estimates and projections, and various assumptions, many of which, by their nature, are inherently uncertain and beyond our control. Our expectations, beliefs, estimates, and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs, estimates and projections will result or be achieved, and actual results may vary materially from what is expressed in or indicated by the forward-looking statements.

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
•
our profitability is directly affected by cost inflation and deflation, commodity volatility, and other factors;
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
•
risks relating to our outstanding indebtedness, including the impact of interest rate increases on our variable rate debt
•
our ability to raise additional capital on commercially reasonable terms or at all; and
•
the following risks related to the Cheney Brothers Acquisition:
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

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except per share data)	As of December 28, 2024	As of June 29, 2024
ASSETS
Current assets:
Cash	$10.7	$20.0
Accounts receivable, less allowances of $68.2 and $55.2	2,587.5	2,478.9
Inventories, net	3,928.0	3,314.7
Income taxes receivable	104.4	71.6
Prepaid expenses and other current assets	255.1	268.1
Total current assets	6,885.7	6,153.3
Goodwill	3,407.5	2,418.3
Other intangible assets, net	1,823.5	971.1
Property, plant and equipment, net	3,861.3	2,788.5
Operating lease right-of-use assets	943.8	875.5
Other assets	175.2	186.2
Total assets	$17,097.0	$13,392.9
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable and outstanding checks in excess of deposits	2,916.1	2,594.4
Accrued expenses and other current liabilities	910.8	908.3
Finance lease obligations—current installments	195.1	147.2
Operating lease obligations—current installments	105.4	108.2
Total current liabilities	4,127.4	3,758.1
Long-term debt	5,691.2	3,198.5
Deferred income tax liability, net	841.9	497.9
Finance lease obligations, excluding current installments	966.3	703.2
Operating lease obligations, excluding current installments	902.9	819.3
Other long-term liabilities	310.1	289.0
Total liabilities	12,839.8	9,266.0
Commitments and contingencies (Note 10)
Shareholders’ equity:
Common Stock: $0.01 par value per share, 1.0 billion shares authorized, 154.6 million shares issued and outstanding as of December 28, 2024; 154.2 million shares issued and outstanding as of June 29, 2024	1.5	1.5
Additional paid-in capital	2,806.2	2,818.5
Accumulated other comprehensive (loss) income, net of tax benefit (expense) of $1.1 and ($1.5)	(3.8)	4.0
Retained earnings	1,453.3	1,302.9
Total shareholders’ equity	4,257.2	4,126.9
Total liabilities and shareholders’ equity	$17,097.0	$13,392.9

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per share data)	Three Months Ended December 28, 2024	Three Months Ended December 30, 2023	Six Months Ended December 28, 2024	Six Months Ended December 30, 2023
Net sales	$15,638.2	$14,295.7	$31,053.7	$29,234.3
Cost of goods sold	13,810.4	12,697.6	27,461.7	25,973.3
Gross profit	1,827.8	1,598.1	3,592.0	3,261.0
Operating expenses	1,669.0	1,424.2	3,217.9	2,870.9
Operating profit	158.8	173.9	374.1	390.1
Other expense, net:
Interest expense	100.2	61.4	167.0	117.5
Other, net	1.9	0.8	3.5	(2.4)
Other expense, net	102.1	62.2	170.5	115.1
Income before taxes	56.7	111.7	203.6	275.0
Income tax expense	14.3	33.4	53.2	76.0
Net income	$42.4	$78.3	$150.4	$199.0
Weighted-average common shares outstanding:
Basic	154.6	154.2	154.6	154.5
Diluted	156.3	155.7	156.3	156.2
Earnings per common share:
Basic	$0.27	$0.51	$0.97	$1.29
Diluted	$0.27	$0.50	$0.96	$1.27

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

($ in millions)	Three Months Ended December 28, 2024	Three Months Ended December 30, 2023	Six Months Ended December 28, 2024	Six Months Ended December 30, 2023
Net income	$42.4	$78.3	$150.4	$199.0
Other comprehensive loss, net of tax:
Interest rate swaps:
Change in fair value, net of tax	3.1	(2.8)	0.2	(0.6)
Reclassification adjustment, net of tax	(2.3)	(3.1)	(5.3)	(6.0)
Foreign currency translation adjustment, net of tax	(3.2)	1.0	(2.7)	0.3
Other comprehensive loss	(2.4)	(4.9)	(7.8)	(6.3)
Total comprehensive income	$40.0	$73.4	$142.6	$192.7

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Shareholders’
(In millions)	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance as of September 30, 2023	154.7	$1.5	$2,826.5	$12.6	$987.7	$3,828.3
Net income	—	—	—	—	78.3	78.3
Interest rate swaps	—	—	—	(5.9)	—	(5.9)
Foreign currency translation adjustment	—	—	—	1.0	—	1.0
Issuance of common stock under stock-based compensation plans	—	—	0.1	—	—	0.1
Common stock repurchased	(0.8)	—	(50.0)	—	—	(50.0)
Stock-based compensation expense	—	—	9.9	—	—	9.9
Balance as of December 30, 2023	153.9	$1.5	$2,786.5	$7.7	$1,066.0	$3,861.7

Balance as of September 28, 2024	154.5	$1.5	$2,797.2	$(1.4)	$1,410.9	$4,208.2
Net income	—	—	—	—	42.4	42.4
Interest rate swaps	—	—	—	0.8	—	0.8
Foreign currency translation adjustment	—	—	—	(3.2)	—	(3.2)
Issuance of common stock under stock-based compensation plans	0.1	—	2.7	—	—	2.7
Common stock repurchased	—	—	(4.1)	—	—	(4.1)
Stock-based compensation expense	—	—	10.4	—	—	10.4
Balance as of December 28, 2024	154.6	$1.5	$2,806.2	$(3.8)	$1,453.3	$4,257.2

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Shareholders’
(In millions)	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance as of July 1, 2023	154.5	$1.5	$2,863.0	$14.0	$867.0	$3,745.5
Net income	—	—	—	—	199.0	199.0
Interest rate swaps	—	—	—	(6.6)	—	(6.6)
Foreign currency translation adjustment	—	—	—	0.3	—	0.3
Issuance of common stock under stock-based compensation plans	0.7	—	(17.8)	—	—	(17.8)
Common stock repurchased	(1.3)	—	(78.1)	—	—	(78.1)
Stock-based compensation expense	—	—	19.4	—	—	19.4
Balance as of December 30, 2023	153.9	$1.5	$2,786.5	$7.7	$1,066.0	$3,861.7

Balance as of June 29, 2024	154.2	1.5	2,818.5	4.0	1,302.9	4,126.9
Net income	—	—	—	—	150.4	150.4
Interest rate swaps	—	—	—	(5.1)	—	(5.1)
Foreign currency translation adjustment	—	—	—	(2.7)	—	(2.7)
Issuance of common stock under stock-based compensation plans	0.6	—	(14.0)	—	—	(14.0)
Issuance of common stock under employee stock purchase plan	0.2	—	15.0	—	—	15.0
Common stock repurchased	(0.4)	—	(33.6)	—	—	(33.6)
Stock-based compensation expense	—	—	20.3	—	—	20.3
Balance as of December 28, 2024	154.6	$1.5	$2,806.2	$(3.8)	$1,453.3	$4,257.2

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

($ in millions)	Six Months Ended December 28, 2024	Six Months Ended December 30, 2023
Cash flows from operating activities:
Net income	$150.4	$199.0
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	211.5	170.1
Amortization of intangible assets	123.9	102.5
Amortization of deferred financing costs	6.0	5.3
Provision for losses on accounts receivables	11.9	11.6
Change in LIFO reserve	30.5	41.0
Stock compensation expense	23.0	21.7
Deferred income tax benefit	(16.8)	(14.5)
Change in fair value of derivative assets and liabilities	0.2	(3.7)
Other non-cash activities	1.4	(3.0)
Changes in operating assets and liabilities, net
Accounts receivable	96.4	107.2
Inventories	(325.7)	32.7
Income taxes receivable	(25.7)	(20.7)
Prepaid expenses and other assets	48.5	(40.9)
Trade accounts payable and outstanding checks in excess of deposits	145.7	(46.9)
Accrued expenses and other liabilities	(102.2)	(7.4)
Net cash provided by operating activities	379.0	554.0
Cash flows from investing activities:
Purchases of property, plant and equipment	(203.9)	(147.1)
Net cash paid for acquisitions	(2,535.5)	(308.1)
Proceeds from sale of property, plant and equipment and other	2.7	18.8
Net cash used in investing activities	(2,736.7)	(436.4)
Cash flows from financing activities:
Net borrowings under ABL Facility	1,499.9	39.0
Borrowing of Notes due 2032	1,000.0	—
Cash paid for debt issuance, extinguishment and modifications	(33.8)	—
Payments under finance lease obligations	(84.8)	(56.5)
Proceeds from employee stock purchase plan	15.0	—
Proceeds from exercise of stock options	3.2	1.1
Cash paid for shares withheld to cover taxes	(17.2)	(18.9)
Repurchases of common stock	(33.6)	(78.1)
Other financing activities	—	(0.3)
Net cash provided by (used in) financing activities	2,348.7	(113.7)
Net (decrease) increase in cash and restricted cash	(9.0)	3.9
Cash and restricted cash, beginning of period	27.7	20.0
Cash and restricted cash, end of period	$18.7	$23.9

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

(In millions)	As of December 28, 2024	As of June 29, 2024
Cash	$10.7	$20.0
Restricted cash(1)	8.0	7.7
Total cash and restricted cash	$18.7	$27.7

(1)
Restricted cash is reported within Other assets and represents the amounts required by insurers to collateralize a part of the deductibles for the Company’s workers’ compensation and liability claims.

Supplemental disclosures of cash flow information are as follows:

(In millions)	Six Months Ended December 28, 2024	Six Months Ended December 30, 2023
Cash paid during the year for:
Interest	$146.3	$122.3
Income tax payments net of refunds	84.1	109.0

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

Share Repurchase Program

In November 2022, the Board of Directors of the Company authorized a share repurchase program for up to $300 million of the Company’s outstanding common stock. This authorization replaced the previously authorized $250 million share repurchase program. The current share repurchase program has an expiration date of November 16, 2026 and may be amended, suspended, or discontinued at any time at the Company’s discretion, subject to compliance with applicable laws. As of December 28, 2024, there remains approximately $177.0 million available for additional share repurchases.

During the three months ended December 28, 2024, the Company repurchased and subsequently retired less than 0.1 million shares of common stock, for a total of $4.0 million or an average cost of $79.05 per share. During the six months ended December 28, 2024, the Company repurchased and subsequently retired 0.4 million shares of common stock, for a total of $33.6 million or an average cost of $75.19 per share. During the three months ended December 30, 2023, the Company repurchased and subsequently retired 0.8 million shares of common stock, for a total of $50.0 million or an average cost of $58.01 per share. During the six months ended December 30, 2023, the Company repurchased and subsequently retired 1.3 million shares of common stock, for a total of $78.1 million or an average cost of $58.83 per share.

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

3. Recently Issued Accounting Pronouncements

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The update expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. It further requires disclosure of the amount and description of its composition for other segment items, and interim disclosures of both a reportable segment’s profit or loss and assets. The guidance requires disclosure of the title and position of the chief operating decision maker and how reported measures of segment profit or loss are used to assess performance and allocate resources. This pronouncement is effective for annual periods beginning after December 15, 2023, and interim periods within annual reporting periods beginning after December 15, 2024, with early adoption permitted. The amendments in this update will be adopted for the fiscal year ending June 28, 2025 (“fiscal 2025”), with annual reporting requirements effective for our fiscal 2025 Annual Report on Form 10-K and interim reporting requirements effective for our Quarterly Reports on Forms 10-Q within the fiscal year ending June 27, 2026 (“fiscal 2026”). The amendments in this update should be applied retrospectively to each period presented in the consolidated financial statements. The provisions of the new standard will not impact the Company’s results of operations, financial position, or cash flows but will require the Company to expand its current segment disclosures.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement--Reporting Comprehensive Income--Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The update improves the disclosures about a public entity’s expenses and addresses requests from investors for more detailed information about the types of expenses in commonly presented expense captions. In January 2025, the FASB released ASU 2025-01 to clarify ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. The amendments in this update will be adopted for the fiscal year ending July 1, 2028 (“fiscal 2028”), with annual reporting requirements effective for our fiscal 2028 Annual Report on Form 10-K and interim reporting requirements effective for our Quarterly Reports on Forms 10-Q within the fiscal year ending June 30, 2029. The amendments in this update should be applied prospectively, however, retrospective application is permitted. The Company is in the process of assessing the impact of this ASU on its future consolidated financial statements.

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

The Company has customer contracts in which incentives are paid upfront to certain customers. These payments have become industry practice and are not related to financing the customer’s business, nor are they associated with any distinct good or service to be received from the customer. These incentive payments are capitalized and amortized over the life of the contract or the expected life of the customer relationship on a straight-line basis. The Company’s contract asset for these incentives totaled $54.4 million and $55.4 million as of December 28, 2024 and June 29, 2024, respectively.

5. Business Combinations

During the first six months of fiscal 2025, the Company paid cash of $2.5 billion, net of cash received, for two acquisitions reported in the Foodservice segment. During the first six months of fiscal 2024, the Company paid cash of $308.1 million, net of cash received, for two acquisitions. These acquisitions are reported in the Vistar and Corporate and All Other segments.

Assets acquired and liabilities assumed are recognized at their respective fair values as of the acquisition date. The following table summarizes the preliminary purchase price allocation for each major class of assets acquired and liabilities assumed for the two acquisitions in the first six months of fiscal 2025:

(In millions)	Cheney Brothers	Other	Fiscal 2025
Net working capital	$247.2	$37.4	$284.6
Goodwill	691.9	302.3	994.2
Intangible assets with definite lives:			-
Customer relationships	485.0	230.0	715.0
Trade names	165.0	75.0	240.0
Property, plant and equipment	725.0	57.3	782.3
Operating lease right-of-use assets	6.3	-	6.3
Other assets	10.5	0.2	10.7
Deferred tax liabilities	(240.8)	(127.6)	(368.4)
Finance lease obligations	(95.7)	(0.3)	(96.0)
Operating lease obligations	(6.3)	-	(6.3)
Other long-term liabilities	(26.9)	-	(26.9)
Total purchase price	$1,961.2	$574.3	$2,535.5

Intangible assets consist primarily of customer relationships and trade names with useful lives of ten to twelve years, and a total weighted-average useful life of 11.7 years. The excess of the estimated fair value of the assets acquired and the liabilities assumed over consideration paid was recorded as $994.2 million of goodwill.

The “Other” acquisition in fiscal 2025 and the fiscal 2024 acquisitions did not materially affect the Company’s results of operations.

Cheney Brothers Acquisition

On October 8, 2024, PFG acquired Cheney Bros., Inc. (“Cheney Brothers”) for $2.0 billion, consisting of $1,961.2 million of cash consideration paid at the time of the closing of the transaction, net of cash received, and $32.4 million of deferred consideration payable to the seller over the next five years. The cash consideration portion of the purchase price was financed with borrowings under the Company’s asset-based revolving credit facility.

The net sales and net loss related to Cheney Brothers recorded in the Company’s Consolidated Statements of Operations since the acquisition date of October 8, 2024 are $825.0 million and $28.4 million, respectively. The net loss related to Cheney Brothers was driven by depreciation and amortization of purchase accounting adjustments.

The following table summarizes the unaudited pro-forma consolidated financial information of the Company as if the acquisition had occurred on July 2, 2023:

	Three Months Ended		Six Months Ended
(in millions)	December 28, 2024	December 30, 2023	December 28, 2024	December 30, 2023
Net sales	$15,716.4	$15,102.2	$31,945.5	$30,782.2
Net income	74.1	59.7	169.0	91.1

These pro-forma results include nonrecurring pro-forma adjustments related to acquisition costs incurred, including the amortization of the step up in fair value of inventory acquired as products were sold. The pro-forma net income for the six months ended December 30, 2023 includes $69.1 million, after-tax, of acquisition costs assuming the acquisition had occurred on July 2, 2023. The recurring pro-forma adjustments include estimates of interest expense for the debt issued to finance the acquisition and estimates of depreciation and amortization associated with fair value adjustments for property, plant and equipment and intangible assets acquired.

6. Debt

The Company is a holding company and conducts its operations through its subsidiaries, which have incurred or guaranteed indebtedness as described below.

Debt consisted of the following:

(In millions)	As of December 28, 2024	As of June 29, 2024
Credit Agreement	$2,660.7	$1,160.8
5.500% Notes due 2027, effective interest rate 5.930%	1,060.0	1,060.0
4.250% Notes due 2029, effective interest rate 4.439%	1,000.0	1,000.0
6.125% Notes due 2032, effective interest rate 6.287%	1,000.0	-
Less: Original issue discount and deferred financing costs	(29.5)	(22.3)
Long-term debt	5,691.2	3,198.5
Less: current installments	-	-
Total debt, excluding current installments	$5,691.2	$3,198.5

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

On September 9, 2024, PFGC and Performance Food Group, Inc. entered into the Sixth Amended and Restated Credit Agreement (the “ABL Facility”), with Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent, and the other lenders party thereto, which amends and restates the Prior Credit Agreement. The ABL Facility, among other things, (i) increases the total revolving commitments from $4.0 billion under the Prior Credit Agreement to $5.0 billion under the ABL Facility and (ii) extends the stated maturity date from September 17, 2026, under the Prior Credit Agreement to September 9, 2029, under the ABL Facility. The ABL Facility also provides for up to $1.0 billion of uncommitted incremental facilities. The terms of any such incremental facility shall be agreed between Performance Food Group, Inc. and the lenders providing the new commitments, subject to certain limitations set forth in the ABL Facility.

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

The following table summarizes outstanding borrowings, availability, and the average interest rate under the Company’s credit agreement:

(Dollars in millions)	As of December 28, 2024	As of June 29, 2024
Aggregate borrowings	$2,660.7	$1,160.8
Letters of credit	167.1	160.4
Excess availability, net of lenders’ reserves of $97.3 and $96.3	2,172.2	2,678.8
Average interest rate, excluding impact of interest rate swaps	6.05%	6.79%

The ABL Facility contains covenants requiring the maintenance of a minimum consolidated fixed charge coverage ratio if Alternate Availability (as defined in the ABL Facility) falls below the greater of (i) $375.0 million and (ii) 10% of the lessor of the borrowing base and the sum of (a) the aggregate commitments plus (b) any outstanding term loans for five consecutive business days. The ABL Facility also contains customary restrictive covenants that include, but are not limited to, restrictions on the loan parties' and their subsidiaries’ abilities to incur additional indebtedness, pay dividends, create liens, make investments, make prepayments, redemptions, or defeasances prior to the maturity of certain restricted debt and dispose of assets. The ABL Facility provides for customary events of default, including payment defaults and cross-defaults on other material indebtedness. If an event of default occurs and is continuing, amounts due under the ABL Facility may be accelerated and the rights and remedies of the lenders may be exercised, including rights with respect to the collateral securing the obligations under such agreement.

Senior Notes due 2032

On September 12, 2024, Performance Food Group, Inc. issued and sold $1.0 billion aggregate principal amount of its 6.125% Senior Notes due 2032 (the “Notes due 2032”). The Notes due 2032 are jointly and severally guaranteed on a senior unsecured basis by PFGC and all domestic direct and indirect wholly-owned subsidiaries of PFGC (other than captive insurance subsidiaries and other excluded subsidiaries). The Notes due 2032 are not guaranteed by the Company.

The Company intended to use the proceeds from the Notes due 2032, together with borrowings under the ABL Facility, to finance the cash consideration in connection with the acquisition of Cheney Brothers and to pay the fees, expenses, and other transaction costs incurred in connection with the Notes due 2032. However, since there was no requirement to hold the funds in escrow until the Cheney Brothers Acquisition closed, the net proceeds for the Notes due 2032 were initially used to pay down a portion of the outstanding balance of the ABL Facility. The Company subsequently funded the cash consideration for the Cheney Brothers Acquisition with borrowings under the ABL Facility.

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

The ABL Facility and the indentures governing the Company’s outstanding notes contain customary restrictive covenants under which all of the net assets of PFGC and its subsidiaries were restricted from distribution to Performance Food Group Company, except for approximately $1,428.4 million of restricted payment capacity available under such debt agreements, as of December 28, 2024. Such minimum estimated restricted payment capacity is calculated based on the most restrictive of our debt agreements and may fluctuate from period to period, which fluctuations may be material. Our restricted payment capacity under other debt instruments to which the Company is subject may be materially higher than the foregoing estimate.

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

Certain of the leases for tractors, trailers, and other vehicles and equipment provide for residual value guarantees to the lessors. Circumstances that would require the subsidiary to perform under the guarantees include either (1) default on the leases with the leased assets being sold for less than the specified residual values in the lease agreements, or (2) decisions not to purchase the assets at the end of the lease terms combined with the sale of the assets, with sales proceeds less than the residual value of the leased assets specified in the lease agreements. Residual value guarantees under these operating lease agreements typically range between 6% and 20% of the value of the leased assets at inception of the lease. These leases have original terms ranging from 5 to 10 years and are set to expire at various dates ranging from 2025 to 2032. As of December 28, 2024, the undiscounted maximum amount of potential future payments for lease residual value guarantees totaled approximately $8.6 million, which would be mitigated by the fair value of the leased assets at lease expiration.

The following table presents the location of the right-of-use assets and lease liabilities in the Company’s consolidated balance sheet as of December 28, 2024 and June 29, 2024 (in millions), as well as the weighted-average lease term and discount rate for the Company’s leases:

Leases	Consolidated Balance Sheet Location	As of December 28, 2024	As of June 29, 2024
Assets:
Operating	Operating lease right-of-use assets	$943.8	$875.5
Finance	Property, plant and equipment, net	1,178.9	868.8
Total lease assets		$2,122.7	$1,744.3
Liabilities:
Current
Operating	Operating lease obligations—current installments	$105.4	$108.2
Finance	Finance lease obligations—current installments	195.1	147.2
Non-current
Operating	Operating lease obligations, excluding current installments	902.9	819.3
Finance	Finance lease obligations, excluding current installments	966.3	703.2
Total lease liabilities		$2,169.7	$1,777.9

Weighted average remaining lease term
Operating leases		10.8 years	10.7 years
Finance leases		6.4 years	6.0 years
Weighted average discount rate
Operating leases		5.5%	5.4%
Finance leases		5.4%	5.1%

The following table presents the location of lease costs in the Company’s consolidated statement of operations for the periods reported (in millions):

		Three Months Ended		Six Months Ended
Lease Cost	Statement of Operations Location	December 28, 2024	December 30, 2023	December 28, 2024	December 30, 2023
Finance lease cost:
Amortization of finance lease assets	Operating expenses	$45.5	$27.8	$82.6	$53.8
Interest on lease liabilities	Interest expense	14.8	7.6	26.7	14.5
Total finance lease cost		$60.3	$35.4	$109.3	$68.3
Operating lease cost	Operating expenses	43.7	41.8	85.8	80.3
Short-term lease cost	Operating expenses	13.1	16.5	25.9	32.8
Total lease cost		$117.1	$93.7	$221.0	$181.4

The following table presents the supplemental cash flow information related to leases for the periods reported (in millions):

	Six Months Ended
(In millions)	December 28, 2024	December 30, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$77.7	$71.9
Operating cash flows from finance leases	26.7	14.5
Financing cash flows from finance leases	84.8	56.5
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	129.7	190.2
Finance leases	299.8	151.6

The following table presents the future minimum lease payments under non-cancelable leases as of December 28, 2024 (in millions):

Fiscal Year	Operating Leases	Finance Leases
2025	$80.7	$127.4
2026	152.6	248.9
2027	145.2	232.0
2028	133.7	202.9
2029	118.1	178.4
Thereafter	771.5	401.4
Total future minimum lease payments	$1,401.8	$1,391.0
Less: Interest	393.5	229.6
Present value of future minimum lease payments	$1,008.3	$1,161.4

As of December 28, 2024, the Company had additional operating and finance leases that had not yet commenced, which total $803.7 million in future minimum lease payments. These leases relate primarily to build-to-suit warehouse leases that will replace existing distribution centers and will commence upon building completion with terms of 25 years. In addition, these leases include vehicle leases expected to commence in fiscal 2025 with lease terms of 5 to 10 years.

8. Fair Value of Financial Instruments

The carrying values of cash, accounts receivable, outstanding checks in excess of deposits, trade accounts payable, and accrued expenses approximate their fair values because of the relatively short maturities of those instruments. The derivative assets and liabilities are recorded at fair value on the balance sheet. The fair value of long-term debt, which has a carrying value of $5,691.2 million and $3,198.5 million, is $5,638.7 million and $3,104.5 million at December 28, 2024 and June 29, 2024, respectively, and is determined by reviewing current market pricing related to comparable debt issued at the time of the balance sheet date, and is considered a Level 2 measurement.

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

The Company’s effective tax rate was 25.2% for the three months ended December 28, 2024 and 29.9% for the three months ended December 30, 2023. The Company’s effective tax rate was 26.1% for the six months ended December 28, 2024 and 27.6% for the six months ended December 30, 2023. The effective tax rate varies from the 21% statutory rate primarily due to state taxes, federal credits, and other permanent items. The excess tax benefit of exercised and vested stock awards is treated as a discrete item. The effective tax rate for the three and six months ended December 28, 2024 differed from the prior year periods primarily due to an increase in deductible discrete items related to stock-based compensation, a decrease in state and foreign taxes, and an increase in federal credits, partially offset by an increase in non-deductible expenses.

As of December 28, 2024 and June 29, 2024, the Company had net deferred tax assets of $214.0 million and $196.1 million, respectively, and deferred tax liabilities of $1,055.9 million and $694.0 million, respectively. As of December 28, 2024 and June 29, 2024, the Company had established a valuation allowance of $1.7 million, net of federal benefit, against deferred tax assets related to certain net operating losses and certain other losses which are not likely to be realized due to limitations on utilization. The change in the deferred tax balances relates primarily to deferred taxes established in purchase accounting. The Company believes that it is more likely than not that the remaining deferred tax assets will be realized.

On October 8, 2021, the Organization for Economic Co-operation and Development (“OECD”) announced the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting (“Framework”), which provides for a two-pillar solution to address tax challenges arising from the digitalization of the economy (“Pillar Two”). Pillar Two includes an agreement on international tax reform, including rules to ensure that large corporations pay a minimum rate of corporate income tax. To mitigate the administrative burden in complying with the new rules during the initial years of implementation, the OECD developed the temporary “Transitional Country-by-Country Safe Harbor” (“Safe Harbor”). This transitional Safe Harbor applies for fiscal years beginning on or before December 31, 2026, but not including a fiscal year that ends after June 30, 2028. Under the Safe Harbor, the top-up tax for such jurisdiction is deemed to be zero, provided that at least one of the Safe Harbor tests is met for the jurisdiction. The Company is not subject to Pillar Two minimum tax in the first twenty-six weeks of fiscal 2025 under the Safe Harbor rules. Pillar Two minimum tax will be treated as a period cost in future periods when it is applicable. We are continuing to evaluate the potential impact to the second half of fiscal 2025 and future periods of the Framework pending legislative adoption by individual countries.

10. Commitments and Contingencies

Purchase Obligations

The Company had outstanding contracts and purchase orders of $269.8 million related to capital projects and services including purchases of compressed natural gas for its trucking fleet at December 28, 2024. Amounts due under these contracts were not included on the Company’s consolidated balance sheet as of December 28, 2024.

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

JUUL Labs, Inc. Marketing Sales Practices, and Products Liability Litigation. In October 2019, a Multidistrict Litigation action (“MDL”) was initiated in order to centralize litigation against JUUL Labs, Inc. (“JUUL”) and other parties in connection with JUUL’s e-cigarettes and related devices and components in the United States District Court for the Northern District of California. On March 11, 2020, counsel for plaintiffs and the Plaintiffs’ Steering Committee filed a Master Complaint in the MDL (“Master Complaint”) naming, among several other entities and individuals including JUUL, Altria Group, Inc., Philip Morris USA, Inc., Altria Client Services LLC, Altria Group Distribution Company, Altria Enterprises LLC, certain members of management and/or individual investors in JUUL, various e-liquid manufacturers, and various retailers, including the Company’s subsidiaries Eby-Brown Company LLC (“Eby-Brown”) and Core-Mark Holding Company, Inc. (“Core-Mark”), as defendants. The Master Complaint also named additional distributors of JUUL products (collectively with Eby-Brown and Core-Mark, the “Distributor Defendants”). The Master Complaint contains various state law claims and alleges that the Distributor Defendants: (i) failed to disclose JUUL’s nicotine contents or the risks associated; (ii) pushed a product designed for a youth market; (iii) engaged with JUUL in planning and marketing its product in a manner designed to maximize the flow of JUUL products; (iv) met with JUUL management in San Francisco, California to further these business dealings; and (v) received incentives and business development funds for marketing and efficient sales. JUUL and Eby-Brown are parties to a Domestic Wholesale Distribution Agreement dated March 10, 2020 (the “Distribution Agreement”), and JUUL has agreed to defend and indemnify Eby-Brown under the terms of that agreement and is paying Eby-Brown’s outside counsel fees directly. In addition, Core-Mark and JUUL have entered into a Defense and Indemnity Agreement dated March 8, 2021 (the “Defense Agreement”) pursuant to which JUUL has agreed to defend and indemnify Core-Mark, and JUUL is paying Core-Mark’s outside counsel fees directly.

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

Tax Liabilities

The Company is subject to customary audits by authorities in the jurisdictions where it conducts business in the United States and foreign countries, which may result in assessments of additional taxes. These additional taxes are accrued when probable and reasonably estimable.

11. Related-Party Transactions

The Company participates in, and has an equity method investment in, a purchasing alliance that was formed to obtain better pricing, to expand product options, to reduce internal costs, and to achieve greater inventory turnover. The Company’s investment in the purchasing alliance was $13.9 million as of December 28, 2024 and $11.8 million as of June 29, 2024. For the three-month periods ended December 28, 2024 and December 30, 2023, the Company recorded purchases of $586.3 million and $521.1 million, respectively, through the purchasing alliance. For the six-month periods ended December 28, 2024 and December 30, 2023, the Company recorded purchases of $1,187.4 million and $1,070.6 million, respectively, through the purchasing alliance.

12. Earnings Per Common Share

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is calculated using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. The Company’s potential common shares include outstanding stock-based compensation awards and expected issuable shares under the employee stock purchase plan. In computing diluted earnings per common share, the average closing stock price for the period is used in determining the number of shares assumed to be purchased with the assumed proceeds under the treasury stock method. No potential common shares were considered antidilutive for the three and six months ended December 28, 2024 and December 30, 2023.

A reconciliation of the numerators and denominators for the basic and diluted earnings per common share computations is as follows:

(In millions, except per share amounts)	Three Months Ended December 28, 2024	Three Months Ended December 30, 2023	Six Months Ended December 28, 2024	Six Months Ended December 30, 2023
Numerator:
Net income	$42.4	$78.3	$150.4	$199.0
Denominator:
Weighted-average common shares outstanding	154.6	154.2	154.6	154.5
Dilutive effect of potential common shares	1.7	1.5	1.7	1.7
Weighted-average dilutive common shares outstanding	156.3	155.7	156.3	156.2
Basic earnings per common share	$0.27	$0.51	$0.97	$1.29
Diluted earnings per common share	$0.27	$0.50	$0.96	$1.27

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

Management evaluates the performance of each operating segment based on various operating and financial metrics, including total sales and Segment Adjusted EBITDA, which is the Company’s GAAP measure of segment profit. Segment Adjusted EBITDA is defined as net income before interest expense, interest income, income taxes, depreciation, and amortization and excludes certain items that the Company does not consider part of its segments’ core operating results, including stock-based compensation expense, changes in the last-in-first-out (“LIFO”) reserve, acquisition, integration and reorganization expenses, and gains and losses related to fuel derivatives.

(In millions)	Foodservice	Vistar	Convenience	Corporate & All Other	Eliminations	Consolidated
For the three months ended December 28, 2024
Net external sales	$8,361.6	$1,233.7	$5,967.5	$75.4	$—	$15,638.2
Inter-segment sales	6.7	0.9	—	164.8	(172.4)	—
Total sales	8,368.3	1,234.6	5,967.5	240.2	(172.4)	15,638.2
Depreciation and amortization	115.6	13.3	39.0	14.6	—	182.5
Capital expenditures	89.2	5.2	5.2	7.8	—	107.4
For the three months ended December 30, 2023
Net external sales	$7,073.6	$1,201.0	$5,941.4	$79.7	$—	$14,295.7
Inter-segment sales	5.7	0.9	—	148.0	(154.6)	—
Total sales	7,079.3	1,201.9	5,941.4	227.7	(154.6)	14,295.7
Depreciation and amortization	72.7	12.8	37.2	20.6	—	143.3
Capital expenditures	61.6	15.2	7.9	9.2	—	93.9

(In millions)	Foodservice	Vistar	Convenience	Corporate & All Other	Eliminations	Consolidated
For the Six Months Ended December 28, 2024
Net external sales	$16,046.6	$2,518.4	$12,330.9	$157.8	$—	$31,053.7
Inter-segment sales	13.8	1.9	0.3	338.5	(354.5)	—
Total sales	16,060.4	2,520.3	12,331.2	496.3	(354.5)	31,053.7
Depreciation and amortization	200.6	27.7	77.6	29.5	—	335.4
Capital expenditures	166.5	11.2	15.6	10.6	—	203.9
For the Six Months Ended December 30, 2023
Net external sales	$14,345.3	$2,450.6	$12,278.4	$160.0	$—	$29,234.3
Inter-segment sales	11.0	1.7	—	308.1	(320.8)	—
Total sales	14,356.3	2,452.3	12,278.4	468.1	(320.8)	29,234.3
Depreciation and amortization	143.3	23.2	74.9	31.2	—	272.6
Capital expenditures	92.6	18.6	11.9	24.0	—	147.1

Segment Adjusted EBITDA for each reportable segment and Corporate & All Other is presented below along with a reconciliation to consolidated income before taxes.

	Three Months Ended		Six Months Ended
	December 28, 2024	December 30, 2023	December 28, 2024	December 30, 2023
Foodservice Adjusted EBITDA	$289.9	$224.1	$569.9	$470.1
Vistar Adjusted EBITDA	93.9	93.6	177.1	182.2
Convenience Adjusted EBITDA	107.3	83.5	212.6	178.2
Corporate & All Other Adjusted EBITDA	(68.1)	(55.8)	(124.7)	(101.3)
Depreciation and amortization	(182.5)	(143.3)	(335.4)	(272.6)
Interest expense	(100.2)	(61.4)	(167.0)	(117.5)
Change in LIFO reserve	(17.8)	(21.8)	(30.5)	(41.0)
Stock-based compensation expense	(11.7)	(11.0)	(23.0)	(21.7)
Gain (loss) on fuel derivatives	0.8	(1.8)	(0.6)	1.7
Acquisition, integration & reorganization expenses	(51.3)	(3.9)	(70.4)	(13.7)
Other adjustments (1)	(3.6)	9.5	(4.4)	10.6
Income before taxes	$56.7	$111.7	$203.6	$275.0
(1)
Other adjustments include asset impairments, gains and losses on disposal of fixed assets, amounts related to favorable and unfavorable leases, foreign currency transaction gains and losses, and franchise tax expense.

Total assets by reportable segment, excluding intercompany receivables between segments, are as follows:

(In millions)	As of December 28, 2024	As of June 29, 2024
Foodservice	$10,543.7	$6,996.8
Vistar	1,566.5	1,519.1
Convenience	4,182.2	4,080.9
Corporate & All Other	804.6	796.1
Total assets	$17,097.0	$13,392.9

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

On October 8, 2024, the Company acquired Cheney Bros., Inc. (“Cheney Brothers”), expanding its Foodservice operations in the Southeastern portion of the United States. Refer to Note 5. Business Combinations of the consolidated financial statements in the Form 10-Q for additional details regarding the acquisition of Cheney Brothers.

Key Factors Affecting Our Business

We believe that our long-term performance is principally affected by the following key factors:

•
Changing demographic and macroeconomic trends. Excluding the peak years of the COVID-19 pandemic, the share of consumer spending captured by the food-away-from-home industry has increased steadily for several decades. The share increases in periods of increasing employment, rising disposable income, increases in the number of restaurants, and favorable demographic trends, such as smaller household sizes, an increasing number of dual income households, and an aging population base that spends more per capita at foodservice establishments and is adversely impacted when these factors move in the opposite direction. The foodservice distribution industry is also sensitive to national and regional economic conditions, such as changes in consumer spending, changes in consumer confidence, and changes in the rate of inflation and fuel prices, supply chain disruptions, and labor shortages.

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

Adjusted EBITDA is not defined under GAAP, is not a measure of operating income, operating performance, or liquidity presented in accordance with GAAP, and is subject to important limitations. We use this measure to evaluate the performance of our business on a consistent basis over time and for business planning purposes. In addition, targets based on Adjusted EBITDA are among the measures we use to evaluate our management’s performance for purposes of determining their compensation under our incentive plans. We believe that the presentation of Adjusted EBITDA is useful to investors because it is frequently used by securities analysts, investors, and other interested parties, including our lenders under the ABL Facility and holders of our Notes due 2027, Notes due 2029, and Notes due 2032, in their evaluation of the operating performance of companies in industries similar to ours.

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

Results of Operations and Adjusted EBITDA

The following table sets forth a summary of our results of operations and Adjusted EBITDA for the periods indicated (in millions, except per share data):

	Three Months Ended
	December 28, 2024	December 30, 2023	Change	%
Net sales	$15,638.2	$14,295.7	$1,342.5	9.4
Cost of goods sold	13,810.4	12,697.6	1,112.8	8.8
Gross profit	1,827.8	1,598.1	229.7	14.4
Operating expenses	1,669.0	1,424.2	244.8	17.2
Operating profit	158.8	173.9	(15.1)	(8.7)
Other expense, net
Interest expense	100.2	61.4	38.8	63.2
Other, net	1.9	0.8	1.1	137.5
Other expense, net	102.1	62.2	39.9	64.1
Income before income taxes	56.7	111.7	(55.0)	(49.2)
Income tax expense	14.3	33.4	(19.1)	(57.2)
Net income (GAAP)	$42.4	$78.3	$(35.9)	(45.8)
Adjusted EBITDA (Non-GAAP)	$423.0	$345.4	$77.6	22.5
Weighted-average common shares outstanding:
Basic	154.6	154.2	0.4	0.3
Diluted	156.3	155.7	0.6	0.4
Earnings per common share:
Basic	$0.27	$0.51	$(0.24)	(47.1)
Diluted	$0.27	$0.50	$(0.23)	(46.0)

	For the Six Months Ended
	December 28, 2024	December 30, 2023	Change	%
Net sales	$31,053.7	$29,234.3	$1,819.4	6.2
Cost of goods sold	27,461.7	25,973.3	1,488.4	5.7
Gross profit	3,592.0	3,261.0	331.0	10.2
Operating expenses	3,217.9	2,870.9	347.0	12.1
Operating profit	374.1	390.1	(16.0)	(4.1)
Other expense, net
Interest expense	167.0	117.5	49.5	42.1
Other, net	3.5	(2.4)	5.9	245.8
Other expense, net	170.5	115.1	55.4	48.1
Income before income taxes	203.6	275.0	(71.4)	(26.0)
Income tax expense	53.2	76.0	(22.8)	(30.0)
Net income (GAAP)	$150.4	$199.0	$(48.6)	(24.4)
Adjusted EBITDA (Non-GAAP)	$834.9	$729.2	$105.7	14.5
Weighted-average common shares outstanding:
Basic	154.6	154.5	0.1	0.1
Diluted	156.3	156.2	0.1	0.1
Earnings per common share:
Basic	$0.97	$1.29	$(0.32)	(24.8)
Diluted	$0.96	$1.27	$(0.31)	(24.4)

We believe that the most directly comparable GAAP measure to Adjusted EBITDA is net income. The following table reconciles Adjusted EBITDA to net income for the periods presented:

	Three Months Ended		Six Months Ended
	December 28, 2024	December 30, 2023	December 28, 2024	December 30, 2023
	(In millions)		(In millions)
Net income (GAAP)	$42.4	$78.3	$150.4	$199.0
Interest expense	100.2	61.4	167.0	117.5
Income tax expense	14.3	33.4	53.2	76.0
Depreciation	114.1	86.3	211.5	170.1
Amortization of intangible assets	68.4	57.0	123.9	102.5
Change in LIFO reserve (1)	17.8	21.8	30.5	41.0
Stock-based compensation expense	11.7	11.0	23.0	21.7
(Gain) loss on fuel derivatives	(0.8)	1.8	0.6	(1.7)
Acquisition, integration & reorganization expenses (2)	51.3	3.9	70.4	13.7
Other adjustments (3)	3.6	(9.5)	4.4	(10.6)
Adjusted EBITDA (Non-GAAP)	$423.0	$345.4	$834.9	$729.2
(1)
Includes a decrease in the LIFO reserve of $0.1 million for Foodservice and an increase of $17.9 million for Convenience for the second quarter of fiscal 2025 compared to a decrease of $1.1 million for Foodservice and an increase of $22.9 million for Convenience for the second quarter of fiscal 2024. The LIFO reserve increased $0.8 million for Foodservice and increased $29.7 million for Convenience for the first six months of fiscal 2025 compared to an increase of $0.6 million for Foodservice and an increase of $40.4 million for Convenience for the first six months of fiscal 2024.
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

Consolidated Results of Operations

Three and six months ended December 28, 2024 compared to the three and six months ended December 30, 2023

Net Sales

Net sales growth is a function of acquisitions, case growth, pricing (which is primarily based on product inflation/deflation), and a changing mix of customers, channels, and product categories sold. Net sales increased $1,342.5 million, or 9.4%, from the second quarter of fiscal 2024 to the second quarter of fiscal 2025, and net sales increased $1,819.4 million, or 6.2%, for the first six months of fiscal 2025 compared to the first six months of fiscal 2024.

The increase in net sales was driven by recent acquisitions, including the Cheney Brothers acquisition, an increase in cases sold including a favorable shift in mix of cases sold, and an increase in selling price per case as a result of inflation. Total case volume increased 9.8% and 6.1% during the second quarter and first six months of fiscal 2025, respectively, compared to the same periods of fiscal 2024. Total organic case volume increased 2.1% in the second quarter of fiscal 2025 and increased 1.6% in the first six months of fiscal 2025, compared to the same periods of fiscal 2024. Total organic case volume benefited from an increase of 5.0% and 4.6% in organic independent cases sold during the second quarter and first six months of fiscal 2025, respectively, including growth in Performance Brands cases, and growth in cases sold to Foodservice’s Chain business. The overall rate of product cost inflation was approximately 4.6% and 4.8% for the second quarter and first six months of fiscal 2025, respectively.

Gross Profit

Gross profit increased $229.7 million, or 14.4%, for the second quarter of fiscal 2025 compared to the second quarter of fiscal 2024 and increased $331.0 million, or 10.2%, for the first six months of fiscal 2025 compared to the first six months of fiscal 2024. The increases in gross profit for the second quarter and the first six months of fiscal 2025 were primarily driven by recent acquisitions, including the Cheney Brothers acquisition, cost of goods sold optimization through procurement efficiencies, as well as a favorable shift in the mix of cases sold, including growth in the independent channel. Independent customers typically receive more services from us, cost more to serve, and pay a higher gross profit per case than other customers.

Operating Expenses

Operating expenses increased $244.8 million, or 17.2%, for the second quarter of fiscal 2025 compared to the second quarter of fiscal 2024. The increase in operating expenses was primarily driven by recent acquisitions, including the Cheney Brothers acquisition, a $48.2 million increase in personnel expense primarily related to wages, commissions, and benefits, and a $7.8 million increase in professional fees primarily related to recent acquisitions, partially offset by a $12.6 million decrease in fuel expense primarily due to lower fuel prices in the second quarter of fiscal 2025 as compared to the prior year period.

Operating expenses increased $347.0 million, or 12.1%, for the first six months of fiscal 2025 compared to the first six months of fiscal 2024. The increase in operating expenses for the first six months of fiscal 2025 was primarily driven by recent acquisitions, including the Cheney Brothers acquisition, a $90.1 million increase in personnel expenses primarily related to wages, commissions, and benefits, a $12.7 million increase in professional fees related to recent acquisitions, a $11.0 million increase in insurance expense primarily related to workers’ compensation, and a $6.3 million increase in repairs and maintenance expense primarily related to transportation equipment for the first six months of fiscal 2025 compared to the prior year period. These increases were partially offset by a $21.7 million decrease in fuel expense primarily due to lower fuel prices for the first six months of fiscal 2025 compared to the prior year period.

Depreciation and amortization of intangible assets increased from $143.3 million in the second quarter of fiscal 2024 to $182.5 million in the second quarter of fiscal 2025. Depreciation and amortization of intangible assets increased from $272.6 million in the first six months of fiscal 2024 to $335.4 million in the first six months of fiscal 2025. Depreciation and amortization of intangible assets increased as a result of recent acquisitions, an increase in transportation equipment under finance leases, and accelerated amortization of certain customer relationships and trade names.

Net Income

Net income decreased $35.9 million, or 45.8%, for the second quarter of fiscal 2025 compared to the second quarter of fiscal 2024 driven by an increase in interest expense and decrease in operating profit, partially offset by a decrease in income tax expense. Net income decreased $48.6 million, or 24.4%, for the first six months of fiscal 2025 compared to the first six months of fiscal 2024 due to an increase in interest expense and decrease in operating profit, partially offset by a decrease in income tax expense. The increase in interest expense was primarily the result of an increase in the average borrowings, including finance lease obligations, during the second quarter and first six months of fiscal 2025 compared to the prior year periods.

The Company reported income tax expense of $14.3 million and $53.2 million for the second quarter and first six months of fiscal 2025, respectively, compared to income tax expense of $33.4 million and $76.0 million for the second quarter and first six months of fiscal 2024, respectively. Our effective tax rates for the second quarter and first six months of fiscal 2025 were 25.2% and 26.1%, respectively, compared to 29.9% and 27.6% for the second quarter and first six months of fiscal 2024, respectively. The effective tax rates for the periods ended December 28, 2024, differed from the prior year periods primarily due to an increase in deductible discrete items related to stock-based compensation, a decrease in state and foreign taxes, and an increase in federal credits, partially offset by an increase in non-deductible expenses.

Segment Results

The Company has three reportable segments: Foodservice, Vistar, and Convenience. Management evaluates the performance of these segments based on various operating and financial metrics, including their respective sales growth and Segment Adjusted EBITDA, which is the Company’s GAAP measure of segment profit. Segment Adjusted EBITDA is defined as net income before interest expense, interest income, income taxes, depreciation, and amortization and excludes certain items that the Company does not consider part of its segments’ core operating results, including stock-based compensation expense, changes in the LIFO reserve, acquisition, integration, and reorganization expenses, and gains and losses related to fuel derivatives. Refer to Note 13. Segment Information of the consolidated financial statements in the Form 10-Q for additional information.

Corporate & All Other is comprised of unallocated corporate overhead and certain operations that are not considered separate reportable segments based on their size. This also includes the operations of our internal logistics unit responsible for managing and allocating inbound logistics revenue and expense.

The following tables set forth net sales and Segment Adjusted EBITDA by segment for the periods indicated (dollars in millions):

Net Sales

	Three Months Ended
	December 28, 2024	December 30, 2023	Change	%
Foodservice	$8,368.3	$7,079.3	$1,289.0	18.2
Vistar	1,234.6	1,201.9	32.7	2.7
Convenience	5,967.5	5,941.4	26.1	0.4
Corporate & All Other	240.2	227.7	12.5	5.5
Intersegment Eliminations	(172.4)	(154.6)	(17.8)	(11.5)
Total net sales	$15,638.2	$14,295.7	$1,342.5	9.4

	Six Months Ended
	December 28, 2024	December 30, 2023	Change	%
Foodservice	$16,060.4	$14,356.3	$1,704.1	11.9
Vistar	2,520.3	2,452.3	68.0	2.8
Convenience	12,331.2	12,278.4	52.8	0.4
Corporate & All Other	496.3	468.1	28.2	6.0
Intersegment Eliminations	(354.5)	(320.8)	(33.7)	(10.5)
Total net sales	$31,053.7	$29,234.3	$1,819.4	6.2

Segment Adjusted EBITDA

	Three Months Ended
	December 28, 2024	December 30, 2023	Change	%
Foodservice	$289.9	$224.1	$65.8	29.4
Vistar	93.9	93.6	0.3	0.3
Convenience	107.3	83.5	23.8	28.5
Corporate & All Other	(68.1)	(55.8)	(12.3)	(22.0)
Total Adjusted EBITDA	$423.0	$345.4	$77.6	22.5

	Six Months Ended
	December 28, 2024	December 30, 2023	Change	%
Foodservice	$569.9	$470.1	$99.8	21.2
Vistar	177.1	182.2	(5.1)	(2.8)
Convenience	212.6	178.2	34.4	19.3
Corporate & All Other	(124.7)	(101.3)	(23.4)	(23.1)
Total Adjusted EBITDA	$834.9	$729.2	$105.7	14.5

Segment Results—Foodservice

Three and six months ended December 28, 2024, compared to the three and six months ended December 30, 2023

Net Sales

Net sales for Foodservice increased $1,289.0 million, or 18.2%, from the second quarter of fiscal 2024 to the second quarter of fiscal 2025 and increased $1,704.1 million, or 11.9%, from the first six months of fiscal 2024 to the first six months of fiscal 2025. These increases in net sales were driven by recent acquisitions, an increase in selling price per case as a result of inflation, and case volume growth, including growth in our independent and Chain business. The acquisition of Cheney Brothers contributed $825.0 million to net sales in the second quarter and first six months of fiscal 2025. Total case growth for Foodservice was 15.0% in the second quarter of fiscal 2025 and 8.9% in the first six months of fiscal 2025, compared to the prior year periods. Securing new and expanding business with independent customers resulted in total independent case growth of 19.8% and 13.5% for the second quarter and first six months of fiscal 2025, respectively, compared to the prior year periods. Organic independent case growth was 5.0% and 4.6% in the second quarter and first six months of fiscal 2025, respectively, compared to the prior year periods. For the second quarter and first six months of fiscal 2025, independent sales as a percentage of total Foodservice sales were 40.1% and 40.9%, respectively.

Segment Adjusted EBITDA

Adjusted EBITDA for Foodservice increased $65.8 million, or 29.4%, from the second quarter of fiscal 2024 to the second quarter of fiscal 2025. Adjusted EBITDA for Foodservice increased $99.8 million, or 21.2%, from the first six months of fiscal 2024 to the first six months of fiscal 2025. These increases were the result of an increase in gross profit, partially offset by an increase in operating expenses. Gross profit contributing to Foodservice’s Adjusted EBITDA increased $223.0 million, or 22.8%, in the second quarter of fiscal 2025 and increased $288.7 million, or 14.4%, in the first six months of fiscal 2025, compared to the prior year periods. The increase in gross profit was driven by recent acquisitions, a favorable shift in the mix of cases sold, and growth in cases sold, including more Performance Brands products sold to our independent customers. Cheney Brothers contributed $145.4 million to Foodservice’s gross profit impacting Adjusted EBITDA in the second quarter and first six months of fiscal 2025.

Operating expenses impacting Foodservice’s Adjusted EBITDA increased $157.0 million, or 20.8%, from the second quarter of fiscal 2024 to the second quarter of fiscal 2025. Operating expenses increased primarily as a result of recent acquisitions, including the Cheney Brothers acquisition, and a $38.0 million increase in personnel expenses primarily related to salaries and wages, commissions, and benefits, partially offset by a $7.7 million decrease in fuel expense primarily due to lower fuel prices, compared to the prior year period. Operating expenses impacting Foodservice’s Adjusted EBITDA were $110.2 million for Cheney Brothers.

Operating expenses impacting Foodservice’s Adjusted EBITDA increased $188.8 million, or 12.3%, from the first six months of fiscal 2024 to the first six months of fiscal 2025. Operating expenses increased primarily as a result of recent acquisitions, including the Cheney Brothers acquisition, a $60.9 million increase in personnel expenses primarily related to salaries and wages, commissions, and benefits, and a $5.4 million increase in insurance expense primarily related to workers’ compensation, partially offset by a $15.9 million decrease in fuel expense primarily due to lower fuel prices, compared to the prior year period.

Depreciation and amortization of intangible assets recorded in this segment increased from $72.7 million in the second quarter of fiscal 2024 to $115.6 million in the second quarter of fiscal 2025 and increased from $143.3 million in the first six months of fiscal 2024 to $200.6 million in the first six months of fiscal 2025 as a result of recent acquisitions and an increase in transportation equipment under finance leases. Total depreciation and amortization related to Cheney Brothers was $26.5 million in the second quarter and first six months of fiscal 2025.

Segment Results—Vistar

Three and six months ended December 28, 2024, compared to the three and six months ended December 30, 2023

Net Sales

Net sales for Vistar increased $32.7 million, or 2.7%, from the second quarter of fiscal 2024 to the second quarter of fiscal 2025 and increased $68.0 million, or 2.8%, from the first six months of fiscal 2024 to the first six months of fiscal 2025. The increase in net sales for the second quarter of fiscal 2025 was primarily driven by case volume growth in the vending, office coffee service, theater, and corrections channels, as well as an increase in selling price per case due to a change in sales mix. The increase in net sales for the first six months of fiscal 2025 was driven primarily by an acquisition in the second quarter of fiscal 2024. Total organic case volume growth for Vistar for the first six months of fiscal 2025 was flat, as growth in the vending, office coffee service, and corrections channels was offset by declines in theater and retail cases sold compared to the prior year period.

Segment Adjusted EBITDA

Adjusted EBITDA for Vistar increased $0.3 million, or 0.3%, from the second quarter of fiscal 2024 to the second quarter of fiscal 2025. This increase was a result of an increase in gross profit, partially offset by an increase in operating expenses. Gross profit contributing to Vistar’s Adjusted EBITDA increased $2.7 million, or 1.2%, for the second quarter of fiscal 2025 primarily driven by inventory holding gains. Adjusted EBITDA for Vistar decreased $5.1 million, or 2.8%, from the first six months of fiscal 2024 to the first six months of fiscal 2025. This decrease was the result of an increase in operating expenses, partially offset by an increase in gross profit. Gross profit contributing to Vistar’s Adjusted EBITDA increased $21.7 million, or 5.0%, for the first six months of fiscal 2025 compared to the prior year period primarily driven by an acquisition in the second quarter of fiscal 2024.

Operating expenses impacting Vistar’s Adjusted EBITDA increased $2.7 million, or 2.0%, from the second quarter of fiscal 2024 to the second quarter of fiscal 2025 primarily due to an increase in personnel expenses. Operating expenses impacting Vistar’s Adjusted EBITDA increased $27.0 million, or 10.7%, from the first six months of fiscal 2024 to the first six months of fiscal 2025 primarily driven by $18.1 million in costs related to an acquisition in the second quarter of fiscal 2024, $4.5 million in variable operational expenses as a result of a shift in channel mix, and a $2.4 million increase in occupancy costs associated with building expansions compared to the prior year period.

Depreciation and amortization of intangible assets recorded in this segment increased from $12.8 million in the second quarter of fiscal 2024 to $13.3 million in the second quarter of fiscal 2025 and increased from $23.2 million in the first six months of fiscal 2024 to $27.7 million in the first six months of fiscal 2025 due primarily to an acquisition in the second quarter of fiscal 2024.

Segment Results—Convenience

Three and six months ended December 28, 2024, compared to the three and six months ended December 30, 2023

Net Sales

Net sales for Convenience increased $26.1 million, or 0.4%, from the second quarter of fiscal 2024 to the second quarter of fiscal 2025 and increased $52.8 million, or 0.4%, from the first six months of fiscal 2024 to the first six months of fiscal 2025. These increases in net sales for the second quarter and the first six months of fiscal 2025 were driven primarily by an increase in selling price per case as a result of continued inflation and growth in cases sold for food and foodservice related products, partially offset by a decline in cigarette carton sales.

Segment Adjusted EBITDA

Adjusted EBITDA for Convenience increased $23.8 million, or 28.5%, from the second quarter of fiscal 2024 to the second quarter of fiscal 2025. This increase was a result of an increase in gross profit, partially offset by an increase in operating expenses. Gross profit contributing to Convenience’s Adjusted EBITDA increased $32.1 million, or 8.3%, for the second quarter of fiscal 2025 compared to the prior year period primarily due to an increase in pricing improvement from procurement efficiencies, inventory holding gains, and a favorable shift in mix of cases sold. Operating expenses impacting Convenience’s Adjusted EBITDA increased $8.1 million, or 2.7%, from the second quarter of fiscal 2024 to the second quarter of fiscal 2025. Operating expenses increased primarily as a result of an $8.3 million increase in personnel expenses, partially offset by a $3.0 million decrease in fuel expense primarily due to lower fuel prices compared to the prior year period.

Adjusted EBITDA for Convenience increased $34.4 million, or 19.3%, from the first six months of fiscal 2024 to the first six months of fiscal 2025. This increase was a result of an increase in gross profit, partially offset by an increase in operating expenses. Gross profit contributing to Convenience’s Adjusted EBITDA increased $45.8 million, or 5.8%, for the first six months of fiscal 2025 compared to the prior year period primarily due to an increase in inventory holding gains, pricing improvement from procurement efficiencies, and a favorable shift in mix of cases sold. Operating expenses impacting Convenience’s Adjusted EBITDA increased $11.1 million, or 1.8%, from the first six months of fiscal 2024 to the first six months of fiscal 2025. Operating expenses increased primarily as a result of a $10.1 million increase in personnel expenses and a $5.2 million increase in insurance expense, partially offset by a $4.8 million decrease in fuel expense driven by lower fuel prices compared to the prior year period.

Depreciation and amortization of intangible assets recorded in this segment increased from $37.2 million in the second quarter of fiscal 2024 to $39.0 million in the second quarter of fiscal 2025 and increased from $74.9 million in the first six months of fiscal 2024 to $77.6 million in the first six months of fiscal 2025.

Segment Results—Corporate & All Other

Three and six months ended December 28, 2024, compared to the three and six months ended December 30, 2023

Net Sales

Net sales for Corporate & All Other increased $12.5 million from the second quarter of fiscal 2024 to the second quarter of fiscal 2025 and increased $28.2 million from the first six months of fiscal 2024 to the first six months of fiscal 2025. The increase was primarily attributable to an increase in products and services sold to our other segments.

Segment Adjusted EBITDA

Adjusted EBITDA for Corporate & All Other was a negative $68.1 million for the second quarter of fiscal 2025 compared to a negative $55.8 million for the second quarter of fiscal 2024 and was a negative $124.7 million for the first six months of fiscal 2025 compared to a negative $101.3 million for the first six months of fiscal 2024. The decline in Adjusted EBITDA was primarily driven by increases in corporate personnel expenses of $8.3 million and $13.2 million and increases in information technology maintenance expense primarily related to cloud-based services of $1.3 million and $3.9 million for the second quarter and first six months of fiscal 2025, respectively.

Depreciation and amortization of intangible assets recorded in this segment decreased from $20.6 million in the second quarter of fiscal 2024 to $14.6 million in the second quarter of fiscal 2025 and decreased from $31.2 million for the first six months of fiscal 2024 to $29.5 million for the first six months of fiscal 2025 due to prior period accelerated amortization of certain customer relationships and trade names.

Liquidity and Capital Resources

We have historically financed our operations and growth primarily with cash flows from operations, borrowings under our credit facility, operating and finance leases, and normal trade credit terms. We have typically funded our acquisitions with additional borrowings under our credit facility or net proceeds from the issuances of senior notes. Our working capital and borrowing levels are subject to seasonal fluctuations and the timing of procurement and acquisition activities. We borrow under our credit facility or pay it down regularly based on our cash flows from operating and investing activities. Our practice is to minimize interest expense while maintaining reasonable liquidity.

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

We are exposed to interest rate risk related to changes in interest rates for borrowings under our ABL Facility. To add stability to interest expense and manage our exposure to interest rate movements, we enter into interest rate swap agreements. These swaps are designated as cash flow hedges and involve the receipt of variable-rate amounts from a counterparty in exchange for making fixed-rate payments. As of December 28, 2024, $150.0 million of the outstanding ABL Facility balance is currently hedged under interest rate swaps which results in 63% of our total debt outstanding, including finance lease obligations, being fixed-rate debt.

In November 2022, the Board of Directors authorized a share repurchase program for up to $300 million of the Company’s outstanding common stock. This authorization replaced the previously authorized $250 million share repurchase program. The current share repurchase program has an expiration date of November 16, 2026 and may be amended, suspended, or discontinued at any time at the Company’s discretion, subject to compliance with applicable laws. Repurchases under this program depend upon marketplace conditions and other factors, including compliance with the covenants in the agreements governing our existing indebtedness. During the six months ended December 28, 2024, the Company repurchased and subsequently retired 0.4 million shares of the Company’s common stock for a total of $33.6 million or an average cost of $75.19 per share. During the six months ended December 30, 2023, the Company repurchased and subsequently retired 1.3 million shares of the Company’s common stock for a total of $78.1 million or an average cost of $58.83 per share. As of December 28, 2024, approximately $177.0 million remained available for share repurchases.

Our contractual cash requirements over the next 12 months and beyond relate to our long-term debt and associated interest payments, operating and finance leases, and purchase obligations. Refer to Note 6. Debt and Note 7. Leases of the consolidated financial statements in the Form 10-Q for information regarding the Company’s expected cash requirements related to long-term debt and operating and finance leases, respectively. As of December 28, 2024, the Company had total purchase obligations of $269.8 million, which includes agreements for purchases related to capital projects and services in the normal course of business, for which all significant terms have been confirmed, as well as a minimum amount due for various Company meetings and conferences. Purchase obligations also include amounts committed to various capital projects in process or scheduled to be completed in the coming fiscal years. As of December 28, 2024, the Company had commitments of $176.1 million for capital projects related to warehouse expansion and improvements and warehouse equipment. The Company anticipates using cash flows from operations or borrowings under the ABL Facility to fulfill these commitments. Amounts due under these agreements were not included in the Company’s consolidated balance sheet as of December 28, 2024.

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

As of December 28, 2024, our cash balance totaled $18.7 million, including restricted cash of $8.0 million, as compared to a cash balance totaling $27.7 million, including restricted cash of $7.7 million, as of June 29, 2024.

Six months ended December 28, 2024, compared to the six months ended December 30, 2023

Operating Activities

During the first six months of fiscal 2025 and fiscal 2024, our operating activities provided cash flow of $379.0 million and $554.0 million, respectively. The decrease in cash flow provided by operating activities in the first six months of fiscal 2025 compared to the first six months of fiscal 2024 was largely driven by advanced purchases of cigarette and candy inventory to take advantage of preferred pricing.

Investing Activities

Cash used in investing activities totaled $2,736.7 million in the first six months of fiscal 2025 compared to $436.4 million in the first six months of fiscal 2024. These investments consisted of cash paid for acquisitions of $2,535.5 million in the first six months of fiscal 2025 compared to $308.1 million in the first six months of fiscal 2024, along with capital purchases of property, plant, and equipment of $203.9 million and $147.1 million for the first six months of fiscal 2025 and the first six months of fiscal 2024, respectively. For the first six months of both fiscal 2025 and fiscal 2024, purchases of property, plant, and equipment primarily consisted of outlays for warehouse improvements and expansion, warehouse equipment, transportation equipment, and information technology. The following table presents the capital purchases of property, plant, and equipment by segment:

	Six Months Ended
(Dollars in millions)	December 28, 2024	December 30, 2023
Foodservice	$166.5	$92.6
Vistar	11.2	18.6
Convenience	15.6	11.9
Corporate & All Other	10.6	24.0
Total capital purchases of property, plant and equipment	$203.9	$147.1

Financing Activities

During the first six months of fiscal 2025, our financing activities provided cash flow of $2,348.7 million, which consisted primarily of $1,499.9 million in net borrowings under our ABL Facility and $1.0 billion in cash received from the issuance and sale of the Notes due 2032, partially offset by $84.8 million in payments under finance lease obligations.

During the first six months of fiscal 2024, our financing activities used cash flow of $113.7 million, which consisted primarily of $78.1 million in payments to repurchase common stock and $56.5 million in payments under finance lease obligations.

The following describes our financing arrangements as of December 28, 2024:

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

On September 9, 2024, PFGC and Performance Food Group, Inc. entered into the Sixth Amended and Restated Credit Agreement (the “ABL Facility”), with Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent, and the other lenders party thereto, which amends and restates the Prior Credit Agreement. The ABL Facility, among other things, (i) increases the total revolving commitments from $4.0 billion under the Prior Credit Agreement to $5.0 billion under the ABL Facility and (ii) extends the stated maturity date from September 17, 2026, under the Prior Credit Agreement to September 9, 2029, under the ABL Facility. The ABL Facility also provides for up to $1.0 billion of uncommitted incremental facilities. The terms of any such incremental facility shall be agreed between Performance Food Group, Inc. and the lenders providing the new commitments, subject to certain limitations set forth in the ABL Facility.

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

The following table summarizes outstanding borrowings, availability, and the average interest rate under the Company’s credit agreement:

(Dollars in millions)	As of December 28, 2024	As of June 29, 2024
Aggregate borrowings	$2,660.7	$1,160.8
Letters of credit	167.1	160.4
Excess availability, net of lenders’ reserves of $97.3 and $96.3	2,172.2	2,678.8
Average interest rate, excluding impact of interest rate swaps	6.05%	6.79%

The ABL Facility contains covenants requiring the maintenance of a minimum consolidated fixed charge coverage ratio if Alternate Availability (as defined in the ABL Facility) falls below the greater of (i) $375.0 million and (ii) 10% of the lesser of the borrowing base and the sum of (a) the aggregate commitments plus (b) any outstanding term loans for five consecutive business days. The ABL Facility also contains customary restrictive covenants that include, but are not limited to, restrictions on the loan parties' and their subsidiaries’ abilities to incur additional indebtedness, pay dividends, create liens, make investments, make prepayments, redemptions, or defeasances prior to the maturity of the certain restricted debt, and dispose of assets. The ABL Facility provides for customary events of default, including payment defaults and cross-defaults on other material indebtedness. If an event of default occurs and is continuing, amounts due under the ABL Facility may be accelerated and the rights and remedies of the lenders may be exercised, including rights with respect to the collateral securing the obligations under such agreement.

Senior Notes due 2027: On September 27, 2019, PFG Escrow Corporation (which merged with and into Performance Food Group, Inc.) issued and sold $1,060.0 million aggregate principal amount of its 5.500% Senior Notes due 2027 (the "Notes due 2027”). The Notes due 2027 are jointly and severally guaranteed on a senior unsecured basis by PFGC and all domestic direct and indirect wholly-owned subsidiaries of PFGC (other than captive insurance subsidiaries and other excluded subsidiaries). The Notes due 2027 are not guaranteed by the Company.

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

The ABL Facility and the indentures governing the Notes due 2027, the Notes due 2029, and the Notes due 2032 contain customary restrictive covenants under which all of the net assets of PFGC and its subsidiaries were restricted from distribution to Performance Food Group Company, except for approximately $1,428.4 million of restricted payment capacity available under such debt agreements, as of December 28, 2024. Such minimum estimated restricted payment capacity is calculated based on the most restrictive of our debt agreements and may fluctuate from period to period, which fluctuations may be material. Our restricted payment capacity under other debt instruments to which the Company is subject may be materially higher than the foregoing estimate.

As of December 28, 2024, the Company was in compliance with all of the covenants under the ABL Facility and the indentures governing the Notes due 2027, the Notes due 2029, and the Notes due 2032.

Total Assets by Segment

Total assets by segment discussed below exclude intercompany receivables between segments.

Total assets for Foodservice increased $3,961.2 million from $6,582.5 million as of December 30, 2023 to $10,543.7 million as of December 28, 2024. Total assets for Foodservice increased $3,546.9 million from $6,996.8 million as of June 29, 2024 to $10,543.7 million as of December 28, 2024. During both time periods, Foodservice increased its assets primarily due to recent acquisitions within the segment.

Total assets for Vistar increased $131.6 million from $1,434.9 million as of December 30, 2023 to $1,566.5 million as of December 28, 2024. During this time period, this segment increased its inventory due to advanced purchases of certain products to take advantage of preferred pricing, increased its property, plant and equipment due to additional transportation equipment under finance leases, and increased its operating lease right-of-use assets due to warehouse expansion, partially offset by a decrease in intangible assets due to normal amortization. Total assets for Vistar increased $47.4 million from $1,519.1 million as of June 29, 2024 to $1,566.5 million as of December 28, 2024. During this time period, this segment increased its inventory due to advanced purchases of certain products to take advantage of preferred pricing and increased its operating lease right-of-use assets due to warehouse expansion, partially offset by a decrease in accounts receivable.

Total assets for Convenience increased $96.5 million from $4,085.7 million as of December 30, 2023 to $4,182.2 million as of December 28, 2024. During this time period, the segment increased its inventory due to advanced purchases of tobacco products to take advantage of preferred pricing, increased its property, plant and equipment due to additional transportation equipment under finance leases, and increased its operating lease right-of-use assets due to a new warehouse facility, partially offset by a decrease in intangible assets due to normal amortization and a decrease in accounts receivable. Total assets for Convenience increased $101.3 million from $4,080.9 million as of June 29, 2024 to $4,182.2 million as of December 28, 2024. During this time period, the segment increased its inventory due to advanced purchases of tobacco products to take advantage of preferred pricing and increased its operating lease right-of-use assets due to a new warehouse facility, partially offset by a decrease in accounts receivable due to seasonal fluctuations in sales, a decrease in prepaid expenses related to cigarette inventory, and a decrease in intangible assets due to normal amortization.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our market risks consist of interest rate risk and fuel price risk. There have been no material changes to our market risks since June 29, 2024. However, due to the Cheney Brothers acquisition, our variable-rate debt has increased.

Assuming an average daily balance on our ABL Facility of approximately $2.7 billion, approximately $150.0 million of our outstanding long-term debt is fixed through interest rate swap agreements over the next twelve months and approximately $2.5 billion represents variable-rate debt. A hypothetical 100 bps increase in SOFR on our variable-rate debt would lead to an increase of approximately $25.1 million in annual interest expense.

For further discussion on our exposure to market risk, see Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk in the Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) under the Exchange Act), that occurred during the fiscal quarter ended December 28, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As permitted by applicable SEC guidance, the scope of our evaluation regarding changes in our internal control over financial reporting during the fiscal quarter ended December 28, 2024 excluded internal control over financial reporting for Cheney Brothers, which was acquired on October 8, 2024.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to various allegations, claims, and legal actions arising in the ordinary course of business. While it is impossible to determine with certainty the ultimate outcome of any of these proceedings, lawsuits, and claims, management believes that adequate provisions have been made or insurance secured for all currently pending proceedings so that the ultimate outcomes will not have a material adverse effect on our financial position. Refer to Note 10. Commitments and Contingencies of the consolidated financial statements in the Form 10-Q for disclosure of ongoing litigation.

Item 1A. Risk Factors

There have been no material changes to our principal risks that we believe are material to our business, results of operations, and financial condition from the risk factors previously disclosed in the Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information relating to our purchases of the Company’s common stock during the second quarter of fiscal 2025.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan (in millions)(2)
September 29, 2024—October 26, 2024	41,998	$78.64	41,790	$177.8
October 27, 2024—November 23, 2024	9,980	$81.25	9,352	$177.0
November 24, 2024—December 28, 2024	329	$88.44	—	$177.0
Total	52,307	$79.20	51,142
(1)
During the second quarter of fiscal 2025, the Company repurchased 1,165 shares of the Company’s common stock via share withholding for payroll tax obligations due from employees in connection with the delivery of shares of the Company’s common stock under our incentive plans.
(2)
In November 2022, the Board of Directors authorized a share repurchase program for up to $300 million of the Company’s outstanding common stock. This authorization replaced the previously authorized $250 million share repurchase program. The current share repurchase program has an expiration date of November 16, 2026 and may be amended, suspended, or discontinued at any time at the Company’s discretion, subject to compliance with applicable laws. Repurchases under this program depend upon marketplace conditions and other factors, including compliance with the covenants under the ABL Facility and the indentures governing the Notes due 2027, Notes due 2029, and Notes due 2032. As of December 28, 2024, approximately $177.0 million remained available for additional share repurchases.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended December 28, 2024, no director or officer of the Company adopted or terminated a ‘Rule 10b5-1 trading arrangement’ or ‘non-Rule 10b5-1 trading arrangement,’ as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description

10.1+

Performance Food Group Company 2024 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37578) filed with the Securities and Exchange Commission on November 20, 2024).

10.2+*	Form of Time-Based Restricted Stock Agreement under the 2024 Omnibus Incentive Plan.

10.3+*	Form of Performance-Based Restricted Stock Agreement under the 2024 Omnibus Incentive Plan.

10.4+

Amendment No. 2 to Performance Food Group Company Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37578) filed with the Securities and Exchange Commission on November 6, 2024).

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

PERFORMANCE FOOD GROUP COMPANY (Registrant)

Dated: February 5, 2025	By:	/s/ H. Patrick Hatcher
	Name:	H. Patrick Hatcher
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)