Form 10-Q
period 2025-03-29
Performance Food Group Co
filed 2025-05-07
CIK 1618673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2025

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

156,090,902 shares of common stock were outstanding as of April 30, 2025.

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

There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. Such risks, uncertainties and other important factors that could cause actual results to differ include, among others, the risks, uncertainties and factors set forth under Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended June 29, 2024 (the “Form 10-K”), as such risk factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission (the “SEC”), and are accessible on the SEC’s website at www.sec.gov, and also include the following:

•
economic factors, including inflation or other adverse changes such as a downturn in economic conditions, tariff increases, or a public health crisis, negatively affecting consumer confidence and discretionary spending;
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
o
the inability to retain key personnel; and
o
disruption from the Cheney Brothers Acquisition, including potential adverse reactions or changes to business relationships with customers, employees, suppliers, other business partners or regulators, making it more difficult to maintain business and operational relationships.

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

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except per share data)	As of March 29, 2025	As of June 29, 2024
ASSETS
Current assets:
Cash	$10.2	$20.0
Accounts receivable, less allowances of $70.4 and $55.2	2,690.3	2,478.9
Inventories, net	3,716.6	3,314.7
Income taxes receivable	128.4	71.6
Prepaid expenses and other current assets	243.3	268.1
Total current assets	6,788.8	6,153.3
Goodwill	3,455.2	2,418.3
Other intangible assets, net	1,747.7	971.1
Property, plant and equipment, net	4,002.6	2,788.5
Operating lease right-of-use assets	958.3	875.5
Other assets	170.8	186.2
Total assets	$17,123.4	$13,392.9
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable and outstanding checks in excess of deposits	3,054.8	2,594.4
Accrued expenses and other current liabilities	838.6	908.3
Finance lease obligations—current installments	209.1	147.2
Operating lease obligations—current installments	104.6	108.2
Total current liabilities	4,207.1	3,758.1
Long-term debt	5,422.7	3,198.5
Deferred income tax liability, net	883.3	497.9
Finance lease obligations, excluding current installments	1,035.7	703.2
Operating lease obligations, excluding current installments	922.8	819.3
Other long-term liabilities	314.3	289.0
Total liabilities	12,785.9	9,266.0
Commitments and contingencies (Note 10)
Shareholders’ equity:
Common Stock: $0.01 par value per share, 1.0 billion shares authorized, 154.9 million shares issued and outstanding as of March 29, 2025; 154.2 million shares issued and outstanding as of June 29, 2024	1.5	1.5
Additional paid-in capital	2,829.3	2,818.5
Accumulated other comprehensive (loss) income, net of tax benefit (expense) of $1.4 and ($1.5)	(4.9)	4.0
Retained earnings	1,511.6	1,302.9
Total shareholders’ equity	4,337.5	4,126.9
Total liabilities and shareholders’ equity	$17,123.4	$13,392.9

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per share data)	Three Months Ended March 29, 2025	Three Months Ended March 30, 2024	Nine Months Ended March 29, 2025	Nine Months Ended March 30, 2024
Net sales	$15,306.3	$13,857.7	$46,360.0	$43,092.0
Cost of goods sold	13,483.9	12,288.8	40,945.6	38,262.1
Gross profit	1,822.4	1,568.9	5,414.4	4,829.9
Operating expenses	1,648.0	1,414.0	4,865.9	4,284.9
Operating profit	174.4	154.9	548.5	545.0
Other expense, net:
Interest expense	96.9	57.1	263.9	174.6
Other, net	(1.0)	1.0	2.5	(1.4)
Other expense, net	95.9	58.1	266.4	173.2
Income before taxes	78.5	96.8	282.1	371.8
Income tax expense	20.2	26.4	73.4	102.4
Net income	$58.3	$70.4	$208.7	$269.4
Weighted-average common shares outstanding:
Basic	155.0	154.3	154.8	154.4
Diluted	156.5	156.1	156.3	156.2
Earnings per common share:
Basic	$0.38	$0.46	$1.35	$1.74
Diluted	$0.37	$0.45	$1.34	$1.72

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

($ in millions)	Three Months Ended March 29, 2025	Three Months Ended March 30, 2024	Nine Months Ended March 29, 2025	Nine Months Ended March 30, 2024
Net income	$58.3	$70.4	$208.7	$269.4
Other comprehensive loss, net of tax:
Interest rate swaps:
Change in fair value, net of tax	(1.2)	3.0	(1.0)	2.4
Reclassification adjustment, net of tax	(0.3)	(3.0)	(5.6)	(9.0)
Foreign currency translation adjustment, net of tax	0.4	(1.1)	(2.3)	(0.8)
Other comprehensive loss	(1.1)	(1.1)	(8.9)	(7.4)
Total comprehensive income	$57.2	$69.3	$199.8	$262.0

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Shareholders’
(In millions)	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance as of December 30, 2023	153.9	$1.5	$2,786.5	$7.7	$1,066.0	$3,861.7
Net income	—	—	—	—	70.4	70.4
Foreign currency translation adjustment	—	—	—	(1.1)	—	(1.1)
Issuance of common stock under stock-based compensation plans	0.1	—	(2.0)	—	—	(2.0)
Issuance of common stock under employee stock purchase plan	0.2	—	15.5	—	—	15.5
Stock-based compensation expense	—	—	8.9	—	—	8.9
Balance as of March 30, 2024	154.2	$1.5	$2,808.9	$6.6	$1,136.4	$3,953.4

Balance as of December 28, 2024	154.6	$1.5	$2,806.2	$(3.8)	$1,453.3	$4,257.2
Net income	—	—	—	—	58.3	58.3
Interest rate swaps	—	—	—	(1.5)	—	(1.5)
Foreign currency translation adjustment	—	—	—	0.4	—	0.4
Issuance of common stock under stock-based compensation plans	0.3	—	3.4	—	—	3.4
Issuance of common stock under employee stock purchase plan	0.2	—	17.7	—	—	17.7
Common stock repurchased	(0.2)	—	(10.6)	—	—	(10.6)
Stock-based compensation expense	—	—	12.6	—	—	12.6
Balance as of March 29, 2025	154.9	$1.5	$2,829.3	$(4.9)	$1,511.6	$4,337.5

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Shareholders’
(In millions)	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance as of July 1, 2023	154.5	$1.5	$2,863.0	$14.0	$867.0	$3,745.5
Net income	—	—	—	—	269.4	269.4
Interest rate swaps	—	—	—	(6.6)	—	(6.6)
Foreign currency translation adjustment	—	—	—	(0.8)	—	(0.8)
Issuance of common stock under stock-based compensation plans	0.8	—	(19.8)	—	—	(19.8)
Issuance of common stock under employee stock purchase plan	0.2	—	15.5	—	—	15.5
Common stock repurchased	(1.3)	—	(78.1)	—	—	(78.1)
Stock-based compensation expense	—	—	28.3	—	—	28.3
Balance as of March 30, 2024	154.2	$1.5	$2,808.9	$6.6	$1,136.4	$3,953.4

Balance as of June 29, 2024	154.2	1.5	2,818.5	4.0	1,302.9	4,126.9
Net income	—	—	—	—	208.7	208.7
Interest rate swaps	—	—	—	(6.6)	—	(6.6)
Foreign currency translation adjustment	—	—	—	(2.3)	—	(2.3)
Issuance of common stock under stock-based compensation plans	0.9	—	(10.6)	—	—	(10.6)
Issuance of common stock under employee stock purchase plan	0.4	—	32.7	—	—	32.7
Common stock repurchased	(0.6)	—	(44.2)	—	—	(44.2)
Stock-based compensation expense	—	—	32.9	—	—	32.9
Balance as of March 29, 2025	154.9	$1.5	$2,829.3	$(4.9)	$1,511.6	$4,337.5

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

($ in millions)	Nine Months Ended March 29, 2025	Nine Months Ended March 30, 2024
Cash flows from operating activities:
Net income	$208.7	$269.4
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	329.1	260.8
Amortization of intangible assets	193.2	151.1
Amortization of deferred financing costs	9.3	8.0
Provision for losses on accounts receivables	18.6	15.6
Change in LIFO reserve	38.9	50.5
Stock compensation expense	35.6	31.7
Deferred income tax benefit	(1.8)	(5.4)
Change in fair value of derivative assets and liabilities	(0.5)	(4.5)
Other non-cash activities	0.7	(4.3)
Changes in operating assets and liabilities, net
Accounts receivable	(13.1)	37.1
Inventories	(122.7)	257.2
Income taxes receivable	(49.7)	(32.5)
Prepaid expenses and other assets	64.7	(71.2)
Trade accounts payable and outstanding checks in excess of deposits	263.1	27.8
Accrued expenses and other liabilities	(147.0)	(34.6)
Net cash provided by operating activities	827.1	956.7
Cash flows from investing activities:
Purchases of property, plant and equipment	(332.7)	(244.4)
Net cash paid for acquisitions	(2,552.9)	(307.9)
Proceeds from sale of property, plant and equipment and other	10.5	19.3
Net cash used in investing activities	(2,875.1)	(533.0)
Cash flows from financing activities:
Net borrowings (payments) under ABL Facility	1,229.7	(249.1)
Borrowing of Notes due 2032	1,000.0	—
Cash paid for debt issuance, extinguishment and modifications	(34.2)	—
Payments under finance lease obligations	(135.4)	(87.8)
Proceeds from employee stock purchase plan	32.7	15.5
Proceeds from exercise of stock options	8.1	1.7
Cash paid for shares withheld to cover taxes	(18.7)	(21.5)
Repurchases of common stock	(43.6)	(78.1)
Other financing activities	—	(0.3)
Net cash provided by (used in) financing activities	2,038.6	(419.6)
Net (decrease) increase in cash and restricted cash	(9.4)	4.1
Cash and restricted cash, beginning of period	27.7	20.0
Cash and restricted cash, end of period	$18.3	$24.1

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

(In millions)	As of March 29, 2025	As of June 29, 2024
Cash	$10.2	$20.0
Restricted cash(1)	8.1	7.7
Total cash and restricted cash	$18.3	$27.7

(1)
Restricted cash is reported within Other assets and represents the amounts required by insurers to collateralize a part of the deductibles for the Company’s workers’ compensation and liability claims.

Supplemental disclosures of cash flow information are as follows:

(In millions)	Nine Months Ended March 29, 2025	Nine Months Ended March 30, 2024
Cash paid during the year for:
Interest net of amounts capitalized	$260.3	$173.4
Income tax payments net of refunds	111.1	137.0

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

Share Repurchase Program

In November 2022, the Board of Directors of the Company authorized a share repurchase program for up to $300 million of the Company’s outstanding common stock. This authorization replaced the previously authorized $250 million share repurchase program. The current share repurchase program has an expiration date of November 16, 2026 and may be amended, suspended, or discontinued at any time at the Company’s discretion, subject to compliance with applicable laws. As of March 29, 2025, there remains approximately $166.4 million available for additional share repurchases.

During the three months ended March 29, 2025, the Company repurchased and subsequently retired 0.2 million shares of common stock, for a total of $10.6 million or an average cost of $76.82 per share. During the nine months ended March 29, 2025, the Company repurchased and subsequently retired 0.6 million shares of common stock, for a total of $44.2 million or an average cost of $75.57 per share. The Company did not repurchase any shares of common stock during the three months ended March 30, 2024. During the nine months ended March 30, 2024, the Company repurchased and subsequently retired 1.3 million shares of common stock, for a total of $78.1 million or an average cost of $58.83 per share.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The update expands public entities’ income tax disclosure requirements primarily by requiring disaggregation of specific categories and reconciling items that meet a quantitative threshold within the rate reconciliation, as well as disaggregation of income taxes paid by jurisdiction. This pronouncement is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company will adopt the new standard in fiscal 2026. The amendments in this update should be applied on a prospective basis, with retrospective application permitted. The provisions of the new standard will not impact the Company’s results of operations, financial position, or cash flows but will require the Company to expand its current income tax disclosures.

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

4. Revenue Recognition

The Company markets and distributes primarily national and Company-branded food and food-related products to customer locations across North America. The Foodservice segment primarily services restaurants and supplies a “broad line” of products to its customers, including the Company’s Performance Brands and custom-cut meats and seafood, as well as products that are specific to each customer’s menu requirements. Specialty (formerly Vistar) specializes in distributing candy, snacks, beverages, and other items nationally to vending, office coffee service, theater, retail, hospitality, and other channels. The Convenience segment distributes candy, snacks, beverages, cigarettes, other tobacco products, food and foodservice related products, and other items to convenience stores across North America. The Company disaggregates revenue by customer type and product offerings and determined that disaggregating revenue at the segment level achieves the disclosure objective to depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. Refer to Note 13. Segment Information for external revenue by reportable segment.

The Company has customer contracts in which incentives are paid upfront to certain customers. These payments have become industry practice and are not related to financing the customer’s business, nor are they associated with any distinct good or service to be received from the customer. These incentive payments are capitalized and amortized over the life of the contract or the expected life of the customer relationship on a straight-line basis. The Company’s contract asset for these incentives totaled $65.7 million and $55.4 million as of March 29, 2025 and June 29, 2024, respectively.

5. Business Combinations

During the first nine months of fiscal 2025, the Company paid cash of $2.6 billion, net of cash received, for two acquisitions reported in the Foodservice segment. During the first nine months of fiscal 2024, the Company paid cash of $307.9 million, net of cash received, for two acquisitions. These acquisitions are reported in the Specialty and Corporate and All Other segments.

Assets acquired and liabilities assumed are recognized at their respective fair values as of the acquisition date. The following table summarizes the preliminary purchase price allocation for each major class of assets acquired and liabilities assumed for the two acquisitions in the first nine months of fiscal 2025:

(In millions)	Cheney Brothers	Other	Fiscal 2025
Net working capital	$248.7	$37.4	$286.1
Goodwill	741.8	300.1	1,041.9
Intangible assets with definite lives:
Customer relationships	485.0	230.0	715.0
Trade names	160.0	75.0	235.0
Property, plant and equipment	726.1	57.3	783.4
Operating lease right-of-use assets	6.7	-	6.7
Other assets	10.5	0.2	10.7
Deferred tax liabilities	(269.7)	(125.4)	(395.1)
Finance lease obligations	(96.9)	(0.3)	(97.2)
Operating lease obligations	(6.7)	-	(6.7)
Other long-term liabilities	(26.9)	-	(26.9)
Total purchase price	$1,978.6	$574.3	$2,552.9

Intangible assets consist primarily of customer relationships and trade names with useful lives of ten to twelve years, and a total weighted-average useful life of 11.7 years. The excess of the estimated fair value of the assets acquired and the liabilities assumed over consideration paid was recorded as $1,041.9 million of goodwill.

The “Other” acquisition in fiscal 2025 and the fiscal 2024 acquisitions did not materially affect the Company’s results of operations.

Cheney Brothers Acquisition

On October 8, 2024, PFG acquired Cheney Bros., Inc. (“Cheney Brothers”) for $2.0 billion, consisting of $1,977.1 million of cash consideration, net of cash received, and $32.4 million of deferred consideration payable to the seller over the next five years. As of March 29, 2025, the deferred consideration payable to the seller was $30.9 million. The cash consideration portion of the purchase price was financed with borrowings under the Company’s asset-based revolving credit facility.

The net sales and net loss related to Cheney Brothers recorded in the Company’s Consolidated Statements of Operations since the acquisition date of October 8, 2024 are $1,756.2 million and $19.1 million, respectively. The net loss related to Cheney Brothers was driven by depreciation and amortization of purchase accounting adjustments.

The following table summarizes the unaudited pro-forma consolidated financial information of the Company as if the acquisition had occurred on July 2, 2023:

	Three Months Ended		Nine Months Ended
(in millions)	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Net sales	$15,306.3	$14,732.3	$47,251.8	$45,514.5
Net income	61.4	59.4	230.4	147.7

These pro-forma results include nonrecurring pro-forma adjustments related to acquisition costs incurred, including the amortization of the step up in fair value of inventory acquired as products were sold. The pro-forma net income for the nine months ended March 30, 2024 includes $72.1 million, after-tax, of acquisition costs assuming the acquisition had occurred on July 2, 2023. The recurring pro-forma adjustments include estimates of interest expense for the debt issued to finance the acquisition and estimates of depreciation and amortization associated with fair value adjustments for property, plant and equipment and intangible assets acquired.

6. Debt

The Company is a holding company and conducts its operations through its subsidiaries, which have incurred or guaranteed indebtedness as described below.

Debt consisted of the following:

(In millions)	As of March 29, 2025	As of June 29, 2024
Credit Agreement	$2,390.5	$1,160.8
5.500% Notes due 2027, effective interest rate 5.930%	1,060.0	1,060.0
4.250% Notes due 2029, effective interest rate 4.439%	1,000.0	1,000.0
6.125% Notes due 2032, effective interest rate 6.286%	1,000.0	-
Less: Original issue discount and deferred financing costs	(27.8)	(22.3)
Long-term debt	5,422.7	3,198.5
Less: current installments	-	-
Total debt, excluding current installments	$5,422.7	$3,198.5

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

The following table summarizes outstanding borrowings, availability, and the average interest rate under the Company’s credit agreement:

(Dollars in millions)	As of March 29, 2025	As of June 29, 2024
Aggregate borrowings	$2,390.5	$1,160.8
Letters of credit	167.0	160.4
Excess availability, net of lenders’ reserves of $93.7 and $96.3	2,442.5	2,678.8
Average interest rate, excluding impact of interest rate swaps	5.95%	6.79%

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

The ABL Facility and the indentures governing the Company’s outstanding notes contain customary restrictive covenants under which all of the net assets of PFGC and its subsidiaries were restricted from distribution to Performance Food Group Company, except for approximately $1,631.4 million of restricted payment capacity available under such debt agreements, as of March 29, 2025. Such minimum estimated restricted payment capacity is calculated based on the most restrictive of our debt agreements and may fluctuate from period to period, which fluctuations may be material. Our restricted payment capacity under other debt instruments to which the Company is subject may be materially higher than the foregoing estimate.

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

Certain of the leases for tractors, trailers, and other vehicles and equipment provide for residual value guarantees to the lessors. Circumstances that would require the subsidiary to perform under the guarantees include either (1) default on the leases with the leased assets being sold for less than the specified residual values in the lease agreements, or (2) decisions not to purchase the assets at the end of the lease terms combined with the sale of the assets, with sales proceeds less than the residual value of the leased assets specified in the lease agreements. Residual value guarantees under these operating lease agreements typically range between 6% and 20% of the value of the leased assets at inception of the lease. These leases have original terms ranging from 5 to 10 years and are set to expire at various dates ranging from 2025 to 2032. As of March 29, 2025, the undiscounted maximum amount of potential future payments for lease residual value guarantees totaled approximately $7.9 million, which would be mitigated by the fair value of the leased assets at lease expiration.

The following table presents the location of the right-of-use assets and lease liabilities in the Company’s consolidated balance sheet as of March 29, 2025 and June 29, 2024 (in millions), as well as the weighted-average lease term and discount rate for the Company’s leases:

Leases	Consolidated Balance Sheet Location	As of March 29, 2025	As of June 29, 2024
Assets:
Operating	Operating lease right-of-use assets	$958.3	$875.5
Finance	Property, plant and equipment, net	1,262.1	868.8
Total lease assets		$2,220.4	$1,744.3
Liabilities:
Current
Operating	Operating lease obligations—current installments	$104.6	$108.2
Finance	Finance lease obligations—current installments	209.1	147.2
Non-current
Operating	Operating lease obligations, excluding current installments	922.8	819.3
Finance	Finance lease obligations, excluding current installments	1,035.7	703.2
Total lease liabilities		$2,272.2	$1,777.9

Weighted average remaining lease term
Operating leases		10.8 years	10.7 years
Finance leases		6.4 years	6.0 years
Weighted average discount rate
Operating leases		5.6%	5.4%
Finance leases		5.4%	5.1%

The following table presents the location of lease costs in the Company’s consolidated statement of operations for the periods reported (in millions):

		Three Months Ended		Nine Months Ended
Lease Cost	Statement of Operations Location	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Finance lease cost:
Amortization of finance lease assets	Operating expenses	$49.5	$30.6	$132.1	$84.4
Interest on lease liabilities	Interest expense	16.6	8.9	43.3	23.4
Total finance lease cost		$66.1	$39.5	$175.4	$107.8
Operating lease cost	Operating expenses	43.6	40.4	129.4	120.7
Short-term lease cost	Operating expenses	13.9	14.1	39.8	46.9
Total lease cost		$123.6	$94.0	$344.6	$275.4

The following table presents the supplemental cash flow information related to leases for the periods reported (in millions):

	Nine Months Ended
(In millions)	March 29, 2025	March 30, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$117.9	$109.0
Operating cash flows from finance leases	43.3	23.4
Financing cash flows from finance leases	135.4	87.8
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	174.6	246.5
Finance leases	432.6	245.7

The following table presents the future minimum lease payments under non-cancelable leases as of March 29, 2025 (in millions):

Fiscal Year	Operating Leases	Finance Leases
2025	$40.7	$68.7
2026	156.4	270.2
2027	149.5	253.2
2028	138.9	224.2
2029	124.8	199.7
Thereafter	817.3	474.5
Total future minimum lease payments	$1,427.6	$1,490.5
Less: Interest	400.2	245.7
Present value of future minimum lease payments	$1,027.4	$1,244.8

As of March 29, 2025, the Company had additional operating and finance leases that had not yet commenced, which total $786.5 million in future minimum lease payments. These leases relate primarily to build-to-suit warehouse leases that will replace existing distribution centers and will commence upon building completion with terms of 25 years. In addition, these leases include vehicle leases expected to commence in fiscal 2025 with lease terms of 5 to 10 years.

8. Fair Value of Financial Instruments

The carrying values of cash, accounts receivable, outstanding checks in excess of deposits, trade accounts payable, and accrued expenses approximate their fair values because of the relatively short maturities of those instruments. The derivative assets and liabilities are recorded at fair value on the balance sheet. The fair value of long-term debt, which has a carrying value of $5,422.7 million and $3,198.5 million, is $5,375.9 million and $3,104.5 million at March 29, 2025 and June 29, 2024, respectively, and is determined by reviewing current market pricing related to comparable debt issued at the time of the balance sheet date, and is considered a Level 2 measurement.

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

The Company’s effective tax rate was 25.8% for the three months ended March 29, 2025 and 27.3% for the three months ended March 30, 2024. The Company’s effective tax rate was 26.0% for the nine months ended March 29, 2025 and 27.5% for the nine months ended March 30, 2024. The effective tax rate varies from the 21% statutory rate primarily due to state and foreign taxes, federal credits, and other permanent items. The excess tax benefit of exercised and vested stock awards is treated as a discrete item. The effective tax rates for the periods ended March 29, 2025 differed from the prior year periods primarily due to an increase in deductible discrete items related to stock-based compensation and an increase in federal credits net of valuation allowance established, partially offset by an increase in non-deductible expenses and an increase in state and foreign taxes as a percentage of income.

As of March 29, 2025 and June 29, 2024, the Company had net deferred tax assets of $213.5 million and $196.1 million, respectively, and deferred tax liabilities of $1,096.8 million and $694.0 million, respectively. As of March 29, 2025 and June 29, 2024, the Company had established a valuation allowance net of federal benefit of $10.3 million and $1.7 million, respectively, against deferred tax assets related to certain net operating losses and certain tax credit carryforwards which are not likely to be realized due to limitations on utilization. The change in the deferred tax balances relates primarily to deferred taxes established in purchase accounting and valuation allowances established on foreign tax credit carryforwards. The Company believes that it is more likely than not that the remaining deferred tax assets will be realized.

On October 8, 2021, the Organization for Economic Co-operation and Development (“OECD”) announced the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting (“Framework”), which provides for a two-pillar solution to address tax challenges arising from the digitalization of the economy (“Pillar Two”). Pillar Two includes an agreement on international tax reform, including rules to ensure that large corporations pay a minimum rate of corporate income tax. To mitigate the administrative burden in complying with the new rules during the initial years of implementation, the OECD developed the temporary “Transitional Country-by-Country Safe Harbor” (“Safe Harbor”). This transitional Safe Harbor applies for fiscal years beginning on or before December 31, 2026, but not including a fiscal year that ends after June 30, 2028. Under the Safe Harbor, the top-up tax for such jurisdiction is deemed to be zero provided that at least one of the Safe Harbor tests is met for the jurisdiction. The Company is not subject to Pillar Two minimum tax in the first thirty-nine weeks of fiscal 2025 under the Safe Harbor rules. Pillar Two minimum tax will be treated as a period cost in future periods when it is applicable. We are continuing to evaluate the potential impact to the last quarter of fiscal 2025 and future periods of the Framework pending legislative adoption by individual countries.

10. Commitments and Contingencies

Purchase Obligations

The Company had outstanding contracts and purchase orders of $304.3 million related to capital projects and services at March 29, 2025. Amounts due under these contracts were not included on the Company’s consolidated balance sheet as of March 29, 2025.

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

On September 10, 2021, Michael Lumpkins filed a parallel lawsuit in Illinois state court against several entities, including JUUL, e-liquid manufacturers, various retailers, and various distributors, including Eby-Brown and Core-Mark, alleging similar claims to the claims at issue in the MDL (the “Illinois Litigation”). Because there is no federal jurisdiction for this case, it will proceed in Illinois state court. Plaintiff alleges as damages that his use of JUUL products caused a brain injury that was later exacerbated by medical negligence. The court denied Eby-Brown and Core-Mark’s motion to dismiss, and the case has moved into the discovery phase. The trial date has been set for October 6, 2025. The defense and indemnity of Eby-Brown and Core-Mark for the Illinois Litigation is covered by the Distribution Agreement and the Defense Agreement, respectively. The Company will continue to vigorously defend itself.

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

11. Related-Party Transactions

The Company participates in, and has an equity method investment in, a purchasing alliance that was formed to obtain better pricing, to expand product options, to reduce internal costs, and to achieve greater inventory turnover. The Company’s investment in the purchasing alliance was $13.7 million as of March 29, 2025 and $11.8 million as of June 29, 2024. For the three-month periods ended March 29, 2025 and March 30, 2024, the Company recorded purchases of $616.4 million and $526.7 million, respectively, through the purchasing alliance. For the nine-month periods ended March 29, 2025 and March 30, 2024, the Company recorded purchases of $1,803.8 million and $1,597.3 million, respectively, through the purchasing alliance.

12. Earnings Per Common Share

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is calculated using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. The Company’s potential common shares include outstanding stock-based compensation awards and expected issuable shares under the employee stock purchase plan. In computing diluted earnings per common share, the average closing stock price for the period is used in determining the number of shares assumed to be purchased with the assumed proceeds under the treasury stock method. Potential common shares of 0.2 million for the three months ended March 29, 2025 were not included in computing diluted earnings per common share because the effect would have been antidilutive, while no potential common shares were considered antidilutive for the three months ended March 30, 2024. Potential common shares of 0.1 million for each of the nine months ended March 29, 2025 and March 30, 2024 were not included in computing diluted earnings per common share because the effect would have been antidilutive.

A reconciliation of the numerators and denominators for the basic and diluted earnings per common share computations is as follows:

(In millions, except per share amounts)	Three Months Ended March 29, 2025	Three Months Ended March 30, 2024	Nine Months Ended March 29, 2025	Nine Months Ended March 30, 2024
Numerator:
Net income	$58.3	$70.4	$208.7	$269.4
Denominator:
Weighted-average common shares outstanding	155.0	154.3	154.8	154.4
Dilutive effect of potential common shares	1.5	1.8	1.5	1.8
Weighted-average dilutive common shares outstanding	156.5	156.1	156.3	156.2
Basic earnings per common share	$0.38	$0.46	$1.35	$1.74
Diluted earnings per common share	$0.37	$0.45	$1.34	$1.72

13. Segment Information

The Company regularly monitors for changes in facts and circumstances that would necessitate changes in its determination of operating segments. In the third quarter of fiscal 2025, the Company changed its operating segments to reflect the manner in which the chief operating decision maker (“CODM”) manages the business. Based on changes to the Company’s organizational structure and how the CODM reviews operating results and makes decisions about resource allocation, certain operations and administrative and corporate costs previously reported in Corporate & All Other are now included in the Foodservice segment. The Company continues to have three reportable segments: Foodservice, Specialty (formerly Vistar), and Convenience. The presentation and amounts for the three and nine months ended March 30, 2024 and as of June 29, 2024 have been recast to reflect these segment changes.

The Foodservice segment distributes a broad line of national brands, customer brands, and our proprietary-branded food and food-related products, or “Performance Brands.” Foodservice sells to independent and multi-unit “Chain” restaurants and other institutions such as schools, healthcare facilities, business and industry locations, and retail establishments. Our Chain customers are multi-unit restaurants with five or more locations and include some of the most recognizable family and casual dining restaurant chains. Our Specialty segment, previously referred to as Vistar, specializes in distributing candy, snacks, beverages, and other items nationally to vending, office coffee service, theater, retail, hospitality, and other channels. Our Convenience segment distributes candy, snacks, beverages, cigarettes, other tobacco products, food and foodservice related products, and other items to convenience stores across North America.

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

(In millions)	Foodservice	Specialty	Convenience	Corporate & All Other	Eliminations	Consolidated
For the three months ended March 29, 2025
Net external sales	$8,372.5	$1,129.8	$5,739.9	$64.1	$—	$15,306.3
Inter-segment sales	2.0	1.4	0.1	157.4	(160.9)	—
Total sales	8,374.5	1,131.2	5,740.0	221.5	(160.9)	15,306.3
Depreciation and amortization	120.5	13.4	39.2	13.8	—	186.9
Capital expenditures	100.3	9.2	14.3	5.0	—	128.8
For the three months ended March 30, 2024
Net external sales	$7,017.5	$1,132.8	$5,640.1	$67.3	$—	$13,857.7
Inter-segment sales	5.5	1.0	—	156.8	(163.3)	—
Total sales	7,023.0	1,133.8	5,640.1	224.1	(163.3)	13,857.7
Depreciation and amortization	74.8	12.8	38.7	13.0	—	139.3
Capital expenditures	68.8	13.8	10.1	4.6	—	97.3

(In millions)	Foodservice	Specialty	Convenience	Corporate & All Other	Eliminations	Consolidated
For the Nine Months Ended March 29, 2025
Net external sales	$24,442.6	$3,648.2	$18,070.8	$198.4	$—	$46,360.0
Inter-segment sales	12.0	3.3	0.4	499.7	(515.4)	—
Total sales	24,454.6	3,651.5	18,071.2	698.1	(515.4)	46,360.0
Depreciation and amortization	321.5	41.1	116.8	42.9	—	522.3
Capital expenditures	266.8	20.4	29.9	15.6	—	332.7
For the Nine Months Ended March 30, 2024
Net external sales	$21,387.2	$3,583.4	$17,918.5	$202.9	$—	$43,092.0
Inter-segment sales	13.2	2.7	—	468.2	(484.1)	—
Total sales	21,400.4	3,586.1	17,918.5	671.1	(484.1)	43,092.0
Depreciation and amortization	218.6	36.0	113.6	43.7	—	411.9
Capital expenditures	161.6	32.4	22.0	28.4	—	244.4

Segment Adjusted EBITDA for each reportable segment and Corporate & All Other is presented below along with a reconciliation to consolidated income before taxes.

	Three Months Ended		Nine Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Foodservice Adjusted EBITDA	$275.0	$213.2	$834.7	$675.9
Specialty Adjusted EBITDA	77.9	72.9	255.0	255.1
Convenience Adjusted EBITDA	74.7	70.9	287.3	249.1
Corporate & All Other Adjusted EBITDA	(42.5)	(36.3)	(157.0)	(130.2)
Depreciation and amortization	(186.9)	(139.3)	(522.3)	(411.9)
Interest expense	(96.9)	(57.1)	(263.9)	(174.6)
Change in LIFO reserve	(8.4)	(9.5)	(38.9)	(50.5)
Stock-based compensation expense	(12.6)	(10.0)	(35.6)	(31.7)
Gain (loss) on fuel derivatives	0.2	0.6	(0.4)	2.3
Acquisition, integration & reorganization expenses	(5.8)	(5.4)	(76.2)	(19.1)
Other adjustments (1)	3.8	(3.2)	(0.6)	7.4
Income before taxes	$78.5	$96.8	$282.1	$371.8
(1)
Other adjustments include asset impairments, gains and losses on disposal of fixed assets, amounts related to favorable and unfavorable leases, foreign currency transaction gains and losses, and franchise tax expense.

Total assets by reportable segment, excluding intercompany receivables between segments, are as follows:

(In millions)	As of March 29, 2025	As of June 29, 2024
Foodservice	$10,845.7	$7,052.4
Specialty	1,444.8	1,519.1
Convenience	4,086.5	4,080.9
Corporate & All Other	746.4	740.5
Total assets	$17,123.4	$13,392.9

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

The Company regularly monitors for changes in facts and circumstances that would necessitate changes in its determination of operating segments. In the third quarter of fiscal 2025, the Company changed its operating segments to reflect the manner in which the business is managed. Based on changes to the Company’s organizational structure and how operating results are reviewed and decisions about resource allocations are made, certain operations and administrative and corporate costs previously reported in Corporate & All Other are now included in the Foodservice segment. The Company continues to have three reportable segments: Foodservice, Specialty (formerly Vistar), and Convenience.

Our Foodservice segment distributes a broad line of national brands, customer brands, and our proprietary-branded food and food-related products, or “Performance Brands.” Foodservice sells to independent and multi-unit “Chain” restaurants and other institutions such as schools, healthcare facilities, business and industry locations, and retail establishments. Our Chain customers are multi-unit restaurants with five or more locations and include some of the most recognizable family and casual dining restaurant chains. Our Specialty segment, previously referred to as Vistar, specializes in distributing candy, snacks, beverages, and other items nationally to vending, office coffee service, theater, retail, hospitality, and other channels. Our Convenience segment distributes candy, snacks, beverages, cigarettes, other tobacco products, food and foodservice related products, and other items to convenience stores across North America. We believe that there are substantial synergies across our segments. Cross-segment synergies include procurement, operational best practices such as the use of new productivity technologies, and supply chain and network optimization, as well as shared corporate functions such as accounting, treasury, tax, legal, information systems, and human resources.

On October 8, 2024, the Company acquired Cheney Bros., Inc. (“Cheney Brothers”), expanding its Foodservice operations in the Southeastern portion of the United States. Refer to Note 5. Business Combinations of the consolidated financial statements in this Form 10-Q for additional details regarding the acquisition of Cheney Brothers.

Key Factors Affecting Our Business

Our business, our industry and the economy are influenced by a number of general macroeconomic factors, including, but not limited to, reduced demand for our products related to unfavorable macroeconomic conditions triggered by developments beyond our control, including geopolitical events and other events that trigger economic volatility or negatively affect consumer confidence and discretionary spending. We continue to actively monitor the impacts of the evolving macroeconomic and geopolitical landscape, including rapidly evolving tariff and global trade policies, on all aspects of our business. The Company and our industry may face challenges related to deteriorating economic conditions and heightened uncertainty in the financial markets, inflationary pressure, an uncertain political environment, supply chain disruptions, and lower disposable incomes due to macroeconomic conditions. The extent and duration of the tariffs and the resulting impact on general economic conditions and our future financial position, liquidity, and results of operations remains uncertain. Sustained macroeconomic challenges, whether due to tariffs or otherwise, could negatively affect consumer discretionary spending decisions within our customers’ establishments, which could negatively impact our sales and profitability.

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

Results of Operations and Adjusted EBITDA

The following table sets forth a summary of our results of operations and Adjusted EBITDA for the periods indicated (in millions, except per share data):

	Three Months Ended
	March 29, 2025	March 30, 2024	Change	%
Net sales	$15,306.3	$13,857.7	$1,448.6	10.5
Cost of goods sold	13,483.9	12,288.8	1,195.1	9.7
Gross profit	1,822.4	1,568.9	253.5	16.2
Operating expenses	1,648.0	1,414.0	234.0	16.5
Operating profit	174.4	154.9	19.5	12.6
Other expense, net
Interest expense	96.9	57.1	39.8	69.7
Other, net	(1.0)	1.0	(2.0)	(200.0)
Other expense, net	95.9	58.1	37.8	65.1
Income before income taxes	78.5	96.8	(18.3)	(18.9)
Income tax expense	20.2	26.4	(6.2)	(23.5)
Net income (GAAP)	$58.3	$70.4	$(12.1)	(17.2)
Adjusted EBITDA (Non-GAAP)	$385.1	$320.7	$64.4	20.1
Weighted-average common shares outstanding:
Basic	155.0	154.3	0.7	0.5
Diluted	156.5	156.1	0.4	0.3
Earnings per common share:
Basic	$0.38	$0.46	$(0.08)	(17.4)
Diluted	$0.37	$0.45	$(0.08)	(17.8)

	For the Nine Months Ended
	March 29, 2025	March 30, 2024	Change	%
Net sales	$46,360.0	$43,092.0	$3,268.0	7.6
Cost of goods sold	40,945.6	38,262.1	2,683.5	7.0
Gross profit	5,414.4	4,829.9	584.5	12.1
Operating expenses	4,865.9	4,284.9	581.0	13.6
Operating profit	548.5	545.0	3.5	0.6
Other expense, net
Interest expense	263.9	174.6	89.3	51.1
Other, net	2.5	(1.4)	3.9	278.6
Other expense, net	266.4	173.2	93.2	53.8
Income before income taxes	282.1	371.8	(89.7)	(24.1)
Income tax expense	73.4	102.4	(29.0)	(28.3)
Net income (GAAP)	$208.7	$269.4	$(60.7)	(22.5)
Adjusted EBITDA (Non-GAAP)	$1,220.0	$1,049.9	$170.1	16.2
Weighted-average common shares outstanding:
Basic	154.8	154.4	0.4	0.3
Diluted	156.3	156.2	0.1	0.1
Earnings per common share:
Basic	$1.35	$1.74	$(0.39)	(22.4)
Diluted	$1.34	$1.72	$(0.38)	(22.1)

We believe that the most directly comparable GAAP measure to Adjusted EBITDA is net income. The following table reconciles Adjusted EBITDA to net income for the periods presented:

	Three Months Ended		Nine Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
	(In millions)		(In millions)
Net income (GAAP)	$58.3	$70.4	$208.7	$269.4
Interest expense	96.9	57.1	263.9	174.6
Income tax expense	20.2	26.4	73.4	102.4
Depreciation	117.6	90.7	329.1	260.8
Amortization of intangible assets	69.3	48.6	193.2	151.1
Change in LIFO reserve (1)	8.4	9.5	38.9	50.5
Stock-based compensation expense	12.6	10.0	35.6	31.7
(Gain) loss on fuel derivatives	(0.2)	(0.6)	0.4	(2.3)
Acquisition, integration & reorganization expenses (2)	5.8	5.4	76.2	19.1
Other adjustments (3)	(3.8)	3.2	0.6	(7.4)
Adjusted EBITDA (Non-GAAP)	$385.1	$320.7	$1,220.0	$1,049.9
(1)
Includes an increase in the LIFO reserve of $0.2 million for Foodservice and an increase of $8.2 million for Convenience for the third quarter of fiscal 2025 compared to a decrease of $1.2 million for Foodservice and an increase of $10.7 million for Convenience for the third quarter of fiscal 2024. The LIFO reserve increased $1.0 million for Foodservice and increased $37.9 million for Convenience for the first nine months of fiscal 2025 compared to a decrease of $0.6 million for Foodservice and an increase of $51.1 million for Convenience for the first nine months of fiscal 2024.
(2)
Includes professional fees and other costs related to in-progress, completed, and abandoned acquisitions, costs of integrating certain of our facilities, and facility closing costs.
(3)
Includes a $3.8 million gain on the sale of a Foodservice warehouse facility for the three and nine months ended March 29, 2025 and an $8.1 million gain on the sale of a Foodservice warehouse facility for the nine months ended March 30, 2024, as well as asset impairments, insurance proceeds due to hurricane and other weather related events, amounts related to favorable and unfavorable leases, foreign currency transaction gains and losses, franchise tax expense, and other adjustments permitted by our ABL Facility.

Consolidated Results of Operations

Three and nine months ended March 29, 2025 compared to the three and nine months ended March 30, 2024

Net Sales

Net sales growth is a function of acquisitions, case growth, pricing (which is primarily based on product inflation/deflation), and a changing mix of customers, channels, and product categories sold. Net sales increased $1,448.6 million, or 10.5%, from the third quarter of fiscal 2024 to the third quarter of fiscal 2025, and net sales increased $3,268.0 million, or 7.6%, for the first nine months of fiscal 2025 compared to the first nine months of fiscal 2024.

The increase in net sales was driven by recent acquisitions, including the Cheney Brothers Acquisition, an increase in cases sold including a favorable shift in mix of cases sold, and an increase in selling price per case as a result of inflation. Total case volume increased 10.0% and 7.4% during the third quarter and first nine months of fiscal 2025, respectively, compared to the same periods of fiscal 2024. Total organic case volume increased 1.3% in the third quarter of fiscal 2025 and increased 1.5% in the first nine months of fiscal 2025, compared to the same periods of fiscal 2024. Total organic case volume benefited from an increase of 3.4% and 4.2% in organic independent cases sold during the third quarter and first nine months of fiscal 2025, respectively, including growth in Performance Brands cases and growth in cases sold to Foodservice’s Chain business. The overall rate of product cost inflation was approximately 4.9% and 4.8% for the third quarter and first nine months of fiscal 2025, respectively.

Gross Profit

Gross profit increased $253.5 million, or 16.2%, for the third quarter of fiscal 2025 compared to the third quarter of fiscal 2024 and increased $584.5 million, or 12.1%, for the first nine months of fiscal 2025 compared to the first nine months of fiscal 2024. The increases in gross profit for the third quarter and the first nine months of fiscal 2025 were primarily driven by recent acquisitions, including the Cheney Brothers Acquisition, cost of goods sold optimization through procurement efficiencies, as well as a favorable shift in the mix of cases sold, including growth in the independent channel. Independent customers typically receive more services from us, cost more to serve, and pay a higher gross profit per case than other customers.

Operating Expenses

Operating expenses increased $234.0 million, or 16.5%, for the third quarter of fiscal 2025 compared to the third quarter of fiscal 2024. The increase in operating expenses was primarily driven by recent acquisitions, including the Cheney Brothers Acquisition, a $36.9 million increase in personnel expense primarily related to wages and salaries, commissions, and benefits, a $11.8 million increase in depreciation expense mainly driven by an increase in transportation equipment under finance leases, and a $9.2 million increase in insurance expense primarily related to workers' compensation, partially offset by a $6.1 million decrease in fuel expense primarily due to lower fuel prices, in the third quarter of fiscal 2025 as compared to the prior year period. Cheney Brothers operating expenses were $159.5 million for the third quarter of fiscal 2025.

Operating expenses increased $581.0 million, or 13.6%, for the first nine months of fiscal 2025 compared to the first nine months of fiscal 2024. The increase in operating expenses for the first nine months of fiscal 2025 was primarily driven by recent acquisitions, including the Cheney Brothers Acquisition, a $127.0 million increase in personnel expenses primarily related to wages, commissions, and benefits, a $37.4 million increase in depreciation expense mainly driven by an increase in transportation equipment under finance leases, a $20.2 million increase in insurance expense primarily related to workers’ compensation and vehicle liability, a $22.2 million increase in professional fees and outside services related to recent acquisitions, and a $7.0 million increase in repairs and maintenance expense primarily related to information technology maintenance for the first nine months of fiscal 2025 compared to the prior year period. These increases were partially offset by a $27.7 million decrease in fuel expense primarily due to lower fuel prices for the first nine months of fiscal 2025 compared to the prior year period. Cheney Brothers operating expenses were $299.5 million for the first nine months of fiscal 2025.

Net Income

Net income decreased $12.1 million, or 17.2%, for the third quarter of fiscal 2025 compared to the third quarter of fiscal 2024 and decreased $60.7 million, or 22.5%, for the first nine months of fiscal 2025 compared to the first nine months of fiscal 2024 driven by an increase in depreciation and amortization and interest expense related to recent acquisitions, partially offset by a decrease in income tax expense and gross profit contributions from recent acquisitions. The increase in interest expense was primarily the result of an increase in the average borrowings, including finance lease obligations, during the third quarter and first nine months of fiscal 2025 compared to the prior year periods.

The Company reported income tax expense of $20.2 million and $73.4 million for the third quarter and first nine months of fiscal 2025, respectively, compared to income tax expense of $26.4 million and $102.4 million for the third quarter and first nine months of fiscal 2024, respectively. Our effective tax rates for the third quarter and first nine months of fiscal 2025 were 25.8% and 26.0%, respectively, compared to 27.3% and 27.5% for the third quarter and first nine months of fiscal 2024, respectively. The effective tax rates for the periods ended March 29, 2025, differed from the prior year periods primarily due to an increase in deductible discrete items related to stock-based compensation and an increase in federal credits net of valuation allowance established, partially offset by an increase in non-deductible expenses and an increase in state and foreign taxes as a percentage of income.

Segment Results

In the third quarter of fiscal 2025, the Company changed its operating segments to reflect the manner in which the business is managed. The Company continues to have three reportable segments: Foodservice, Specialty (formerly Vistar), and Convenience. Management evaluates the performance of these segments based on various operating and financial metrics, including their respective sales growth and Segment Adjusted EBITDA, which is the Company’s GAAP measure of segment profit. Segment Adjusted EBITDA is defined as net income before interest expense, interest income, income taxes, depreciation, and amortization and excludes certain items that the Company does not consider part of its segments’ core operating results, including stock-based compensation expense, changes in the LIFO reserve, acquisition, integration, and reorganization expenses, and gains and losses related to fuel derivatives. Refer to Note 13. Segment Information of the consolidated financial statements in this Form 10-Q for additional information.

Corporate & All Other is comprised of unallocated corporate overhead and certain operations that are not considered separate reportable segments based on their size.

The presentation and amounts for the three and nine months ended March 30, 2024 have been recast to reflect the updated segments.

The following tables set forth net sales and Segment Adjusted EBITDA by segment for the periods indicated (dollars in millions):

Net Sales

	Three Months Ended
	March 29, 2025	March 30, 2024	Change	%
Foodservice	$8,374.5	$7,023.0	$1,351.5	19.2
Specialty	1,131.2	1,133.8	(2.6)	(0.2)
Convenience	5,740.0	5,640.1	99.9	1.8
Corporate & All Other	221.5	224.1	(2.6)	(1.2)
Intersegment Eliminations	(160.9)	(163.3)	2.4	1.5
Total net sales	$15,306.3	$13,857.7	$1,448.6	10.5

	Nine Months Ended
	March 29, 2025	March 30, 2024	Change	%
Foodservice	$24,454.6	$21,400.4	$3,054.2	14.3
Specialty	3,651.5	3,586.1	65.4	1.8
Convenience	18,071.2	17,918.5	152.7	0.9
Corporate & All Other	698.1	671.1	27.0	4.0
Intersegment Eliminations	(515.4)	(484.1)	(31.3)	(6.5)
Total net sales	$46,360.0	$43,092.0	$3,268.0	7.6

Segment Adjusted EBITDA

	Three Months Ended
	March 29, 2025	March 30, 2024	Change	%
Foodservice	$275.0	$213.2	$61.8	29.0
Specialty	77.9	72.9	5.0	6.9
Convenience	74.7	70.9	3.8	5.4
Corporate & All Other	(42.5)	(36.3)	(6.2)	(17.1)
Total Adjusted EBITDA	$385.1	$320.7	$64.4	20.1

	Nine Months Ended
	March 29, 2025	March 30, 2024	Change	%
Foodservice	$834.7	$675.9	$158.8	23.5
Specialty	255.0	255.1	(0.1)	(0.0)
Convenience	287.3	249.1	38.2	15.3
Corporate & All Other	(157.0)	(130.2)	(26.8)	(20.6)
Total Adjusted EBITDA	$1,220.0	$1,049.9	$170.1	16.2

Segment Results—Foodservice

Three and nine months ended March 29, 2025, compared to the three and nine months ended March 30, 2024

Net Sales

Net sales for Foodservice increased $1,351.5 million, or 19.2%, from the third quarter of fiscal 2024 to the third quarter of fiscal 2025 and increased $3,054.2 million, or 14.3%, from the first nine months of fiscal 2024 to the first nine months of fiscal 2025. These increases in net sales were driven by recent acquisitions, an increase in selling price per case as a result of inflation, and case volume growth, including growth in our independent and Chain business. The acquisition of Cheney Brothers contributed $931.2 million and $1,756.2 million to net sales in the third quarter and first nine months of fiscal 2025, respectively. Total case growth for Foodservice was 15.5% in the third quarter of fiscal 2025 and 11.0% in the first nine months of fiscal 2025, compared to the prior year periods. Securing new and expanding business with independent customers resulted in total independent case growth of 20.0% and 15.6% for the third quarter and first nine months of fiscal 2025, respectively, compared to the prior year periods. Organic independent case growth was 3.4% and 4.2% in the third quarter and first nine months of fiscal 2025, respectively, compared to the prior year periods. For the third quarter and first nine months of fiscal 2025, independent sales as a percentage of total Foodservice sales were 39.8% and 40.5%, respectively.

Segment Adjusted EBITDA

Adjusted EBITDA for Foodservice increased $61.8 million, or 29.0%, from the third quarter of fiscal 2024 to the third quarter of fiscal 2025. Adjusted EBITDA for Foodservice increased $158.8 million, or 23.5%, from the first nine months of fiscal 2024 to the first nine months of fiscal 2025. These increases were the result of an increase in gross profit, partially offset by an increase in operating expenses. Gross profit contributing to Foodservice’s Adjusted EBITDA increased $245.4 million, or 25.1%, in the third quarter of fiscal 2025 and increased $532.9 million, or 17.8%, in the first nine months of fiscal 2025, compared to the prior year periods. The increase in gross profit was driven by recent acquisitions, a favorable shift in the mix of cases sold, and growth in cases sold, including more Performance Brands products sold to our independent customers. Cheney Brothers contributed $170.6 million and $316.0 million to Foodservice’s gross profit impacting Adjusted EBITDA in the third quarter and first nine months of fiscal 2025, respectively.

Operating expenses impacting Foodservice’s Adjusted EBITDA increased $183.6 million, or 24.0%, from the third quarter of fiscal 2024 to the third quarter of fiscal 2025. Operating expenses increased compared to the prior year period primarily as a result of recent acquisitions, including the Cheney Brothers acquisition, and a $36.5 million increase in personnel expenses primarily related to salaries and wages, benefits, and commissions, partially offset by a $3.3 million decrease in fuel expense primarily due to lower fuel prices. Cheney Brothers operating expenses impacting Foodservice’s Adjusted EBITDA were $128.3 million for the third quarter of fiscal 2025.

Operating expenses impacting Foodservice’s Adjusted EBITDA increased $374.0 million, or 16.1%, from the first nine months of fiscal 2024 to the first nine months of fiscal 2025. Operating expenses increased compared to the prior year period primarily as a result of recent acquisitions, including the Cheney Brothers Acquisition, a $98.7 million increase in personnel expenses primarily related to salaries and wages, benefits, and commissions, and a $13.4 million increase in insurance expense primarily related to workers’ compensation, partially offset by a $19.2 million decrease in fuel expense primarily due to lower fuel prices. Cheney Brothers operating expenses impacting Foodservice’s Adjusted EBITDA were $238.5 million for the first nine months of fiscal 2025.

Depreciation and amortization of intangible assets recorded in this segment increased from $74.8 million in the third quarter of fiscal 2024 to $120.5 million in the third quarter of fiscal 2025 and increased from $218.6 million in the first nine months of fiscal 2024 to $321.5 million in the first nine months of fiscal 2025 as a result of recent acquisitions and an increase in transportation equipment under finance leases. Total depreciation and amortization related to Cheney Brothers was $28.0 million and $54.5 million in the third quarter and first nine months of fiscal 2025, respectively.

Segment Results—Specialty

Three and nine months ended March 29, 2025, compared to the three and nine months ended March 30, 2024

Net Sales

Net sales for Specialty decreased $2.6 million, or 0.2%, from the third quarter of fiscal 2024 to the third quarter of fiscal 2025 and increased $65.4 million, or 1.8%, from the first nine months of fiscal 2024 to the first nine months of fiscal 2025. The decrease in net sales for the third quarter of fiscal 2025 was primarily driven by declines in the theater and value channels, slightly offset by an increase in selling price per case due to a change in channel mix. The increase in net sales for the first nine months of fiscal 2025 was driven primarily by growth in the vending channel and an acquisition in the second quarter of fiscal 2024. Total organic case volume growth for Specialty for the first nine months of fiscal 2025 was flat, as growth in the vending, office coffee service, corrections, and office supply channels was offset by declines in theater and retail cases sold compared to the prior year period.

Segment Adjusted EBITDA

Adjusted EBITDA for Specialty increased $5.0 million, or 6.9%, from the third quarter of fiscal 2024 to the third quarter of fiscal 2025. This increase was a result of an increase in gross profit and a decrease in operating expenses. Gross profit contributing to Specialty’s Adjusted EBITDA increased $2.8 million, or 1.4%, for the third quarter of fiscal 2025 primarily driven by inventory holding gains, partially offset by a shift in channel mix and the margin rate impact resulting from the optimization of inventory levels. Operating expenses impacting Specialty’s Adjusted EBITDA decreased $2.0 million, or 1.6%, from the third quarter of fiscal 2024 to the third quarter of fiscal 2025 primarily due to a decrease in personnel expenses.

Adjusted EBITDA for Specialty remained relatively flat from the first nine months of fiscal 2024 to the first nine months of fiscal 2025 as a result of an increase in gross profit, offset by an increase in operating expenses. Gross profit contributing to Specialty’s Adjusted EBITDA increased $24.5 million, or 3.9%, for the first nine months of fiscal 2025 compared to the prior year period primarily driven by an acquisition in the second quarter of fiscal 2024. Operating expenses impacting Specialty’s Adjusted EBITDA increased $25.0 million, or 6.6%, from the first nine months of fiscal 2024 to the first nine months of fiscal 2025 primarily driven by $18.1 million of expenses related to an acquisition in the second quarter of fiscal 2024, $4.2 million in variable operational expenses as a result of a shift in channel mix, and a $3.4 million increase in occupancy costs associated with building expansions compared to the prior year period.

Depreciation and amortization of intangible assets recorded in this segment increased from $12.8 million in the third quarter of fiscal 2024 to $13.4 million in the third quarter of fiscal 2025 and increased from $36.0 million in the first nine months of fiscal 2024 to $41.1 million in the first nine months of fiscal 2025 due primarily to an acquisition in the second quarter of fiscal 2024.

Segment Results—Convenience

Three and nine months ended March 29, 2025, compared to the three and nine months ended March 30, 2024

Net Sales

Net sales for Convenience increased $99.9 million, or 1.8%, from the third quarter of fiscal 2024 to the third quarter of fiscal 2025 and increased $152.7 million, or 0.9%, from the first nine months of fiscal 2024 to the first nine months of fiscal 2025. These increases in net sales for the third quarter and the first nine months of fiscal 2025 were primarily attributable to higher selling prices per case driven by continued inflation. Additionally, net sales benefited from a favorable shift in sales mix resulting in higher case volumes sold for food and foodservice related products.

Segment Adjusted EBITDA

Adjusted EBITDA for Convenience increased $3.8 million, or 5.4%, from the third quarter of fiscal 2024 to the third quarter of fiscal 2025. This increase was a result of an increase in gross profit, partially offset by an increase in operating expenses. Gross profit contributing to Convenience’s Adjusted EBITDA increased $8.1 million, or 2.2%, for the third quarter of fiscal 2025 compared to the prior year period primarily due to an increase in inventory holding gains, pricing improvement from procurement efficiencies, and a favorable shift in mix of cases sold. Operating expenses impacting Convenience’s Adjusted EBITDA increased $4.3 million, or 1.4%, from the third quarter of fiscal 2024 to the third quarter of fiscal 2025 primarily as a result of a $3.0 million increase in insurance expense, a $1.3 million increase in occupancy costs, and a $1.1 million increase in freight expense, partially offset by a $2.2 million decrease in fuel expense primarily due to lower fuel prices compared to the prior year period.

Adjusted EBITDA for Convenience increased $38.2 million, or 15.3%, from the first nine months of fiscal 2024 to the first nine months of fiscal 2025. This increase was a result of an increase in gross profit, partially offset by an increase in operating expenses. Gross profit contributing to Convenience’s Adjusted EBITDA increased $53.9 million, or 4.6%, for the first nine months of fiscal 2025 compared to the prior year period primarily due to an increase in inventory holding gains, pricing improvement from procurement efficiencies, and a favorable shift in mix of cases sold. Operating expenses impacting Convenience’s Adjusted EBITDA increased $15.4 million, or 1.7%, from the first nine months of fiscal 2024 to the first nine months of fiscal 2025. Operating expenses increased primarily as a result of a $9.4 million increase in personnel expenses, a $8.2 million increase in insurance expense, and a $3.3 million increase in freight expense, partially offset by a $7.0 million decrease in fuel expense driven by lower fuel prices compared to the prior year period.

Depreciation and amortization of intangible assets recorded in this segment increased from $38.7 million in the third quarter of fiscal 2024 to $39.2 million in the third quarter of fiscal 2025 and increased from $113.6 million in the first nine months of fiscal 2024 to $116.8 million in the first nine months of fiscal 2025.

Segment Results—Corporate & All Other

Three and nine months ended March 29, 2025, compared to the three and nine months ended March 30, 2024

Net Sales

Net sales for Corporate & All Other decreased $2.6 million, or 1.2%, from the third quarter of fiscal 2024 to the third quarter of fiscal 2025 and increased $27.0 million, or 4.0%, from the first nine months of fiscal 2024 to the first nine months of fiscal 2025. The increase in net sales for the first nine months of fiscal 2025 was primarily attributable to an increase in products and services sold to our other segments.

Segment Adjusted EBITDA

Adjusted EBITDA for Corporate & All Other was a negative $42.5 million for the third quarter of fiscal 2025 compared to a negative $36.3 million for the third quarter of fiscal 2024 and was a negative $157.0 million for the first nine months of fiscal 2025 compared to a negative $130.2 million for the first nine months of fiscal 2024. The decline in Adjusted EBITDA was primarily driven by increases in corporate personnel expenses of $5.9 million and $18.0 million and increases in information technology maintenance expense primarily related to cloud-based services of $1.3 million and $5.1 million, partially offset by a decrease in insurance expense primarily related to workers’ compensation of $2.3 million and $3.1 million for the third quarter and first nine months of fiscal 2025 compared to the prior year periods, respectively.

Depreciation and amortization of intangible assets recorded in this segment increased from $13.0 million in the third quarter of fiscal 2024 to $13.8 million in the third quarter of fiscal 2025 and decreased from $43.7 million for the first nine months of fiscal 2024 to $42.9 million for the first nine months of fiscal 2025.

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

We are exposed to interest rate risk related to changes in interest rates for borrowings under our ABL Facility. To add stability to interest expense and manage our exposure to interest rate movements, we enter into interest rate swap agreements. These swaps are designated as cash flow hedges and involve the receipt of variable-rate amounts from a counterparty in exchange for making fixed-rate payments. As of March 29, 2025, $150.0 million of the outstanding ABL Facility balance is currently hedged under interest rate swaps which results in 66% of our total debt outstanding, including finance lease obligations, being fixed-rate debt.

In November 2022, the Board of Directors authorized a share repurchase program for up to $300 million of the Company’s outstanding common stock. This authorization replaced the previously authorized $250 million share repurchase program. The current share repurchase program has an expiration date of November 16, 2026 and may be amended, suspended, or discontinued at any time at the Company’s discretion, subject to compliance with applicable laws. Repurchases under this program depend upon marketplace conditions and other factors, including compliance with the covenants in the agreements governing our existing indebtedness. During the three months ended March 29, 2025, the Company repurchased and subsequently retired 0.2 million shares of the Company’s common stock for a total of $10.6 million or an average cost of $76.82 per share. During the nine months ended March 29, 2025, the Company repurchased and subsequently retired 0.6 million shares of common stock, for a total of $44.2 million or an average cost of $75.57 per share. The Company did not repurchase any shares of common stock during the three months ended March 30, 2024. During the nine months ended March 30, 2024, the Company repurchased and subsequently retired 1.3 million shares of the

Company’s common stock for a total of $78.1 million or an average cost of $58.83 per share. As of March 29, 2025, approximately $166.4 million remained available for share repurchases.

Our contractual cash requirements over the next 12 months and beyond relate to our long-term debt and associated interest payments, operating and finance leases, and purchase obligations. Refer to Note 6. Debt and Note 7. Leases of the consolidated financial statements in this Form 10-Q for information regarding the Company’s expected cash requirements related to long-term debt and operating and finance leases, respectively. As of March 29, 2025, the Company had total purchase obligations of $304.3 million, which includes agreements for purchases related to capital projects and services in the normal course of business, for which all significant terms have been confirmed, as well as a minimum amount due for various Company meetings and conferences. Purchase obligations also include amounts committed to various capital projects in process or scheduled to be completed in the coming fiscal years. As of March 29, 2025, the Company had commitments of $197.5 million for capital projects related to warehouse expansion and improvements and warehouse equipment. The Company anticipates using cash flows from operations or borrowings under the ABL Facility to fulfill these commitments. Amounts due under these agreements were not included in the Company’s consolidated balance sheet as of March 29, 2025.

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

As of March 29, 2025, our cash balance totaled $18.3 million, including restricted cash of $8.1 million, as compared to a cash balance totaling $27.7 million, including restricted cash of $7.7 million, as of June 29, 2024.

Nine months ended March 29, 2025, compared to the nine months ended March 30, 2024

Operating Activities

During the first nine months of fiscal 2025 and fiscal 2024, our operating activities provided cash flow of $827.1 million and $956.7 million, respectively. The decrease in cash flow provided by operating activities in the first nine months of fiscal 2025 compared to the first nine months of fiscal 2024 was largely driven by a change in the timing of advanced purchases of cigarette inventory to take advantage of preferred pricing.

Investing Activities

Cash used in investing activities totaled $2,875.1 million in the first nine months of fiscal 2025 compared to $533.0 million in the first nine months of fiscal 2024. These investments consisted of cash paid for acquisitions of $2,552.9 million in the first nine months of fiscal 2025 compared to $307.9 million in the first nine months of fiscal 2024, along with capital purchases of property, plant, and equipment of $332.7 million and $244.4 million for the first nine months of fiscal 2025 and the first nine months of fiscal 2024, respectively. For the first nine months of both fiscal 2025 and fiscal 2024, purchases of property, plant, and equipment primarily consisted of outlays for warehouse improvements and expansion, warehouse equipment, transportation equipment, and information technology. The following table presents the capital purchases of property, plant, and equipment by segment:

	Nine Months Ended
(Dollars in millions)	March 29, 2025	March 30, 2024
Foodservice	$266.8	$161.6
Specialty	20.4	32.4
Convenience	29.9	22.0
Corporate & All Other	15.6	28.4
Total capital purchases of property, plant and equipment	$332.7	$244.4

Financing Activities

During the first nine months of fiscal 2025, our financing activities provided cash flow of $2,038.6 million, which consisted primarily of $1,229.7 million in net borrowings under our ABL Facility and $1.0 billion in cash received from the issuance and sale of the Notes due 2032, partially offset by $135.4 million in payments under finance lease obligations and $43.6 million in cash paid for repurchases of common stock.

During the first nine months of fiscal 2024, our financing activities used cash flow of $419.6 million, which consisted primarily of $249.1 million in net payments under our ABL Facility, $87.8 million in payments under finance lease obligations, and $78.1 million in repurchases of common stock.

The following describes our financing arrangements as of March 29, 2025:

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

The following table summarizes outstanding borrowings, availability, and the average interest rate under the Company’s credit agreement:

(Dollars in millions)	As of March 29, 2025	As of June 29, 2024
Aggregate borrowings	$2,390.5	$1,160.8
Letters of credit	167.0	160.4
Excess availability, net of lenders’ reserves of $93.7 and $96.3	2,442.5	2,678.8
Average interest rate, excluding impact of interest rate swaps	5.95%	6.79%

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

The Company intended to use the proceeds from the Notes due 2032, together with borrowings under the ABL Facility, to finance the cash consideration in connection with the acquisition of Cheney Brothers and to pay the fees, expenses, and other transaction costs incurred in connection with the Notes due 2032. However, since there was no requirement to hold the funds in escrow until the Cheney Brothers Acquisition closed, the net proceeds from the Notes due 2032 were initially used to pay down a portion of the outstanding balance of the ABL Facility. The Company subsequently funded the cash consideration for the Cheney Brothers Acquisition with borrowings under the ABL Facility.

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

The ABL Facility and the indentures governing the Company's outstanding notes contain customary restrictive covenants under which all of the net assets of PFGC and its subsidiaries were restricted from distribution to Performance Food Group Company, except for approximately $1,631.4 million of restricted payment capacity available under such debt agreements, as of March 29, 2025. Such minimum estimated restricted payment capacity is calculated based on the most restrictive of our debt agreements and may fluctuate from period to period, which fluctuations may be material. Our restricted payment capacity under other debt instruments to which the Company is subject may be materially higher than the foregoing estimate.

As of March 29, 2025, the Company was in compliance with all of the covenants under the ABL Facility and the indentures governing the Notes due 2027, the Notes due 2029, and the Notes due 2032.

Total Assets by Segment

Total assets by segment discussed below exclude intercompany receivables between segments and amounts in prior periods have been recast to reflect the changes to our reportable segments that occurred in the third quarter of fiscal 2025.

Total assets for Foodservice increased $3,994.2 million from $6,851.5 million as of March 30, 2024 to $10,845.7 million as of March 29, 2025 and increased $3,793.3 million from $7,052.4 million as of June 29, 2024 to $10,845.7 million as of March 29, 2025, primarily due to recent acquisitions within the segment.

Total assets for Specialty increased $13.4 million from $1,431.4 million as of March 30, 2024 to $1,444.8 million as of March 29, 2025. During this time period, this segment increased its property, plant and equipment due to additional transportation equipment under finance leases and increased its operating lease right-of-use assets due to warehouse expansion, partially offset by a decrease in inventory due to sell-throughs of advanced purchases made in the current fiscal year to take advantage of preferred pricing and a decrease in intangible assets due to normal amortization. Total assets for Specialty decreased $74.3 million from $1,519.1 million as of June 29, 2024 to $1,444.8 million as of March 29, 2025 primarily due to sell-throughs of inventory and a decrease in accounts receivable.

Total assets for Convenience increased $262.4 million from $3,824.1 million as of March 30, 2024 to $4,086.5 million as of March 29, 2025. During this time period, the segment increased its inventory due to advanced purchases of tobacco products to take advantage of preferred pricing, increased its property, plant and equipment due to additional transportation equipment under finance leases, and increased its operating lease right-of-use assets due to a new warehouse facility, partially offset by a decrease in intangible assets due to normal amortization and a decrease in prepaid expenses related to cigarette inventory. Total assets for Convenience increased $5.6 million from $4,080.9 million as of June 29, 2024 to $4,086.5 million as of March 29, 2025. During this time period, the segment increased its inventory due to advanced purchases of tobacco products to take advantage of preferred pricing and increased its transportation equipment and operating lease right-of-use assets due to a new warehouse facility, partially offset by a decrease in accounts receivable due to seasonal fluctuations in sales, a decrease in prepaid expenses related to cigarette inventory, and a decrease in intangible assets due to normal amortization.

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

Assuming an average daily balance on our ABL Facility of approximately $2.4 billion, approximately $150.0 million of our outstanding long-term debt is fixed through interest rate swap agreements over the next twelve months and approximately $2.2 billion represents variable-rate debt. A hypothetical 100 bps increase in SOFR on our variable-rate debt would lead to an increase of approximately $22.4 million in annual interest expense.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) under the Exchange Act), that occurred during the fiscal quarter ended March 29, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As permitted by applicable SEC guidance, the scope of our evaluation regarding changes in our internal control over financial reporting during the fiscal quarter ended March 29, 2025 excluded internal control over financial reporting for Cheney Brothers, which was acquired on October 8, 2024.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to various allegations, claims, and legal actions arising in the ordinary course of business. While it is impossible to determine with certainty the ultimate outcome of any of these proceedings, lawsuits, and claims, management believes that adequate provisions have been made or insurance secured for all currently pending proceedings so that the ultimate outcomes will not have a material adverse effect on our financial position. Refer to Note 10. Commitments and Contingencies of the consolidated financial statements in this Form 10-Q for disclosure of ongoing litigation.

Item 1A. Risk Factors

There have been no material changes to our principal risks that we believe are material to our business, results of operations, and financial condition from the risk factors previously disclosed in the Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information relating to our purchases of the Company’s common stock during the third quarter of fiscal 2025.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan (in millions)(2)
December 29, 2024—January 25, 2025	8,061	$84.49	—	$177.0
January 26, 2025—February 22, 2025	8,077	$89.99	—	$177.0
February 23, 2025—March 29, 2025	138,679	$76.83	138,335	$166.4
Total	154,817	$77.91	138,335
(1)
During the third quarter of fiscal 2025, the Company repurchased 16,482 shares of the Company’s common stock via share withholding for payroll tax obligations due from employees in connection with the delivery of shares of the Company’s common stock under our incentive plans.
(2)
In November 2022, the Board of Directors authorized a share repurchase program for up to $300 million of the Company’s outstanding common stock. This authorization replaced the previously authorized $250 million share repurchase program. The current share repurchase program has an expiration date of November 16, 2026 and may be amended, suspended, or discontinued at any time at the Company’s discretion, subject to compliance with applicable laws. Repurchases under this program depend upon marketplace conditions and other factors, including compliance with the covenants under the ABL Facility and the indentures governing the Notes due 2027, Notes due 2029, and Notes due 2032. As of March 29, 2025, approximately $166.4 million remained available for additional share repurchases.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

The table below shows the plans or other arrangements adopted or terminated during the three months ended March 29, 2025, providing for the purchase and/or sale of Performance Food Group securities by the Company's directors and Section 16 officers:

Name	Title	Action	Date	Rule 10b5-1 (1)	Non-Rule 10b5-1 (2)	Number of Securities Covered	Expiration Date (3)
H. Patrick Hatcher	Executive Vice President, Chief Financial Officer	Adopt	February 7, 2025	X		10,000 shares to be sold	February 28, 2026
Craig H. Hoskins	Executive Vice President, Chief Development Officer	Adopt	February 12, 2025	X		33,398 shares to be sold	December 31, 2025
A. Brent King	Executive Vice President, General Counsel and Secretary	Adopt	February 26, 2025	X

44,504 shares (of which 28,400 shares are to be acquired upon the exercise of employee stock options) and 100% net shares (not yet determinable) of common stock resulting from the vesting of certain equity awards (net shares are net of tax withholding) to be sold

February 23, 2026
Erika T. Davis	Executive Vice President, Chief Human Resources Officer	Adopt	February 27, 2025	X		12,300 shares and 100% net shares (not yet determinable) of common stock resulting from the vesting of certain equity awards (net shares are net of tax withholding) to be sold	February 28, 2026
Donald S. Bulmer	Executive Vice President and Chief Information Officer	Adopt	February 28, 2025	X		2,404 shares and 100% net shares (not yet determinable) of common stock resulting from the vesting of certain equity awards (net shares are net of tax withholding) to be sold	February 28, 2026

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

Item 6. Exhibits

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

PERFORMANCE FOOD GROUP COMPANY (Registrant)

Dated: May 7, 2025	By:	/s/ H. Patrick Hatcher
	Name:	H. Patrick Hatcher
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)