Form 10-K
period 2025-06-28
Performance Food Group Co
filed 2025-08-13
CIK 1618673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 28, 2025

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

At December 27, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of common stock held by non-affiliates was $9,856,418,259 (based on the closing sale price of common stock on such date on the New York Stock Exchange).

156,519,106 shares of the registrant’s common stock were outstanding as of August 6, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Schedule 14A relating to the Registrant’s Annual Meeting of Stockholders, to be held on or about November 19, 2025, are incorporated by reference in response to Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K. The definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the Registrant’s fiscal year ended June 28, 2025.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K (this “Form 10-K”) may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. All statements, other than statements of historical facts included in this Form 10-K, including statements concerning our plans, objectives, goals, beliefs, business strategies, future events, business conditions, our results of operations, financial position, our business outlook, business trends and other information, and integration of our acquisition of Cheney Bros., Inc. (the “Cheney Brothers Acquisition”), are forward-looking statements. Words such as “estimates,” “expects,” “contemplates,” “will,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts,” “may,” “should” and variations of such words or similar expressions are intended to identify forward-looking statements. The forward-looking statements are not historical facts, and are based upon our current expectations, beliefs, estimates and projections, and various assumptions, many of which, by their nature, are inherently uncertain and beyond our control. Our expectations, beliefs, estimates and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs, estimates, and projections will result or be achieved, and actual results may vary materially from what is expressed in or indicated by the forward-looking statements.

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
•
our reliance on technology and risks associated with disruption or delay in implementation of new technology, including artificial intelligence;
•
economic factors, including inflation or other adverse changes such as a downturn in economic conditions, geopolitical events, tariff increases, or a public health crisis, negatively affecting consumer confidence and discretionary spending;
•
our reliance on third-party suppliers;
•
labor relations and cost risks and availability of qualified labor;
•
competition in our industry is intense, and we may not be able to compete successfully or adjust cost structure where one or more of our competitors successfully implement lower costs;
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
•
changes in eating habits of consumers;
•
extreme weather conditions, including hurricane, earthquake and natural disaster damage and extreme heat or cold;
•
volatility of fuel and other transportation costs;
•
our inability to increase our sales in the highest margin portion of our business;
•
changes in pricing practices of our suppliers;
•
our growth and innovation strategy may not achieve the anticipated results;
•
risks relating to acquisitions, including the risk that we are not able to realize benefits of acquisitions or successfully integrate the businesses we acquire or that we incur significant integration costs;
•
a portion of our sales volume is dependent upon the distribution of cigarettes and other tobacco products, sales of which are generally declining;
•
negative media exposure and other events that damage our reputation;

•
impact of uncollectibility of accounts receivable;
•
the cost and adequacy of insurance coverage and increases in the number or severity of insurance and claims expenses;
•
the potential impacts of shareholder activists or potential bidders;
•
the integration of artificial intelligence into our processes;
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
•
our ability to raise additional capital on commercially reasonable terms or at all; and
•
the possibility that the expected synergies and other benefits from the Cheney Brothers Acquisition will not be realized or will not be realized within the expected time period.

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

Unless this Form 10-K indicates otherwise or the context otherwise requires, the terms “we,” “our,” “us,” “the Company,” or “PFG” as used in this Form 10-K refer to Performance Food Group Company and its consolidated subsidiaries.

PART I

Item 1. Business

Performance Food Group Company, through its subsidiaries, markets and distributes more than 250,000 food and food-related products to customers across North America, from our 155 distribution centers to over 300,000 customer locations in the food-away-from-home industry. Our approximately 43,000 employees serve a diverse mix of customers, from independent and chain restaurants to schools, business and industry locations, hospitals, vending distributors, office coffee service distributors, retailers, convenience stores, and theaters. We source our products from various suppliers and serve as an important partner to our suppliers by providing them access to our broad customer base. In addition to the products we offer to our customers, we provide value-added services by allowing our customers to benefit from our industry knowledge, scale, and expertise in the areas of product selection and procurement, menu development, and operational strategy.

On October 8, 2024, the Company acquired Cheney Bros., Inc. (“Cheney Brothers”), expanding our Foodservice operations in the Southeastern portion of the United States. Refer to Note 4. Business Combinations within the Notes to Consolidated Financial Statements included in Part II, Item 8. Financial Statements (“Item 8”) for additional details regarding the acquisition of Cheney Brothers.

Our Segments

The Company regularly monitors for changes in facts and circumstances that would necessitate changes in its determination of operating segments. In the third quarter of fiscal 2025, the Company updated its operating segments to reflect the manner in which the business is managed. Based on changes to the Company’s organizational structure and how operating results are reviewed and decisions about resource allocations are made, certain operations and administrative and corporate costs previously reported in Corporate & All Other are now included in the Foodservice segment. In the third quarter of fiscal 2025, the Company also renamed the segment formerly known as “Vistar,” which, going forward, has been referred to as “Specialty.” There were no changes to the operations reported within the Specialty (formerly Vistar) segment.

The Company continues to have three reportable segments: Foodservice, Convenience, and Specialty. Corporate & All Other is comprised of corporate overhead and certain operating segments that are not considered separate reportable segments based on their size.

Foodservice. Foodservice offers a broad line of products, including custom-cut meat and seafood, as well as products that are specific to our customers’ menu requirements. Foodservice operates a network of 89 distribution centers, each of which is run by a business team who understands the local markets and the particular needs of its customers and who is empowered to make decisions on how best to serve them.

The Foodservice segment markets and distributes food and food-related products to independent restaurants, chain restaurants, and other institutional food-away-from-home locations. Independent customers predominantly include family dining, bar and grill, pizza and Italian, Hispanic, and fast casual restaurants. We seek to increase the mix of our total sales to independent customers because they typically use more value-added services, particularly in the areas of product selection and procurement, market trends, menu development, and operational strategy and also use more of our proprietary-branded products (“Performance Brands”), which are our higher margin products. As a result, independent customers generate higher gross profit per case that more than offsets the generally higher supply chain costs that we incur in serving these customers. Chain customers are multi-unit restaurants with five or more locations and include fine dining, family and casual dining, fast casual, and quick-serve restaurants, as well as hotels, healthcare facilities, and other multi-unit institutional customers. Our Foodservice segment’s chain customers include regional businesses requiring short-haul routes as well as national businesses requiring long-haul routes, including many of the most recognizable family and casual dining restaurant chains. Sales to chain customers are typically lower gross margin but have larger deliveries than those to independent customers.

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

Convenience. The Convenience segment is one of the largest wholesale consumer products and foodservice distributors in the convenience retail industry. Convenience offers a full range of products, marketing programs and technology solutions to customer locations including traditional convenience stores, drug stores, mass merchants, grocery stores, liquor stores and other specialty and small format stores that carry convenience products in the United States and Canada. Convenience's product offering includes cigarettes and other nicotine products, candy, snacks, food, including fresh products, groceries, dairy, bread, beverages, general merchandise and health and beauty care products. Convenience operates a network of 39 distribution centers in the U.S. and Canada (excluding two distribution facilities it operates as a third-party logistics provider). There are 35 distribution centers located in the U.S. and four located in Canada.

Specialty. Specialty (formerly Vistar) is a leading national distributor of candy, snacks, beverages, and other food items operating a network of 27 Specialty distribution centers.

Specialty has successfully built upon our national platform to broaden the channels we serve. Specialty distribution centers deliver to vending and office coffee service distributors as well as direct to customer locations including theaters and retail locations. The distribution model also includes “pick and pack” capabilities utilizing small parcel third-party carriers to deliver direct to consumers for our supplier partners and to our customers whose order sizes are too small to be served effectively by our truck network. We believe these capabilities, in conjunction with the breadth of our inventory, are differentiating and allow us to serve many distinct customer types. Specialty's scale in the channels it serves enhances our ability to procure a broad variety of products for our customers.

The Company had no customers that comprised more than 10% of consolidated net sales for fiscal 2025, fiscal 2024, or fiscal 2023.

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

If contracts are based on a fixed markup per unit or pound, our customers bear the risk of cost fluctuations during the contract life. In the case of a fixed markup percentage, we typically bear the risk of cost deflation or the benefit of cost inflation. If pricing is set at the time of order, we have the current cost of goods in our inventory and typically pass cost increases or decreases to our customers. We generally do not lock in or otherwise hedge commodity costs or other costs of goods sold except within certain customer contracts based on a fixed markup per unit or pound where the customer bears the risk of cost fluctuation. We believe that our pricing mechanisms provide us with significant insulation from fluctuations in the cost of goods that we sell. Our inventory turns, on average, every three-and-a-half weeks, which further protects us from cost fluctuations.

We seek to minimize the effect of higher diesel fuel costs both by reducing fuel usage and by taking action to offset higher fuel prices. We reduce usage by designing more efficient truck routes and by increasing miles per gallon through on-board computers that monitor and adjust idling time and maximum speeds and through other technologies. We seek to manage fuel prices through diesel fuel surcharges to our customers and through the use of costless collars. As of June 28, 2025, we had collars in place for approximately 15% of the gallons we expect to use over the 12 months following June 28, 2025.

Competition

The foodservice distribution industry is highly competitive, with numerous national, regional, local, and specialty distributors. Certain of our competitors may have greater scale and financial and other resources than we do in certain markets. Smaller distributors often align themselves with other smaller distributors through purchasing cooperatives and marketing groups to enhance their geographic reach, private label offerings, overall purchasing power, cost efficiencies, and to assemble delivery networks for national or multi-regional distribution. We often do not have exclusive service agreements with our customers, and our customers may switch to other distributors if those distributors can offer lower prices, differentiated products, or customer service that is perceived to be superior. We believe that most purchasing decisions in the foodservice business are based on the quality and price of the product and a distributor’s ability to fill orders completely and accurately and to provide timely deliveries.

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

Trademarks and Trade Names

We have numerous perpetual trademarks and trade names that are of significant importance, including Performance Food Group®, Performance Foodservice®, Core-Mark®, and VistarSM. We also have registered or applied for trademark protections for our Performance Brands. These trademarks and the Performance Brands on which they are used are widely recognized within the foodservice industry. Although in the aggregate these trademark and trade names are material to our results of operations, we believe the loss of a trademark or trade name individually would not have a material adverse effect on our results of operations. We do not have any material patents or licenses.

Human Capital Resources

Our people are the driving force behind everything we do. Our focus is on attracting, developing, and retaining talented people who bring a wide range of backgrounds, experiences, and perspectives. We are committed to creating an environment where every associate feels they belong and can meaningfully contribute to our shared success. Just as important, we prioritize the safety, health, and well-being of our associates.

Associates. As of June 28, 2025, our team included approximately 43,000 associates across North America, including those in our consolidated subsidiaries. Approximately 99% of our associates were employed on a full-time basis, and approximately 70% were non-exempt, or paid on an hourly basis. Our workforce spans a wide range of functions, from warehouse operations and delivery drivers to corporate teams and frontline customer support, each playing a vital role in serving our customers and communities.

Talent Acquisition. Attracting top talent is essential to delivering on our commitments to customers, communities, and shareholders. Our talent acquisition strategy focuses on attracting, hiring, developing, and retaining individuals whose skills, experiences, and values align with our business goals and culture.

Compensation and Benefits. We believe that fair, competitive compensation is fundamental to attracting and retaining top talent. Our compensation approach combines base pay aligned with external market data and performance-based incentive programs. Eligible associates can participate in short-term incentive plans, including cash bonuses tied to the company’s financial performance and other key priorities. For long-term growth, we offer equity awards to eligible associates, designed to foster ownership, reward sustained contributions, and align our shared interests with those of our stockholders.

Beyond pay, we offer a comprehensive suite of benefits to support the well-being of our associates and their families. These benefits include time off through paid vacation, sick days, holidays, and personal time, as well as family leave; insurance offerings such as disability insurance, life insurance and healthcare; and financial benefits such as a 401(k) plan with a company match, an Employee Stock Purchase Plan, adoption assistance, education assistance, a scholarship program for children of associates, flexible spending accounts, and health savings accounts. Additionally, we offer an Employee Assistance Program that provides professional support for associates and their family members to balance the stress of personal and professional demands at home, in the office, in distribution centers and on the road. In addition to compensation and benefits, we offer associate recognition programs to foster a culture of appreciation and reinforce the behaviors that drive our success.

People and Culture. As one of the nation's leading foodservice distributors, we are committed to creating a workplace where our associates feel valued and can thrive. As part of this commitment, we embrace key workplace culture strategies such as:

•
Promote a sense of community and connection to engage our workforce.
•
Invest in attracting, hiring, developing, and retaining the best talent to reflect our customers and the communities they serve.

This work is championed by our senior leadership team and supported through programs such as our associate resource groups. These associate-led communities, which are open to all associates, create spaces for connection, cultural awareness, professional development, and engagement.

Learning and Organizational Development. We believe in investing in our people at every stage of their careers. Our enterprise-wide learning strategy is designed to help associates succeed in their current roles while preparing them for future growth.

It starts with a thoughtful onboarding experience and continues with ongoing development opportunities. By reviewing strategic needs, compliance training requirements, and associate engagement survey data, we create and implement comprehensive training programs. This approach strives to deliver the right broad-based learning and development opportunities at the right time to support both organizational and associate growth. We use a blend of instructor-led sessions and self-paced online learning to provide role-specific training that is accessible when and where it is needed.

Our leadership development program is designed to provide training opportunities for all levels of leadership, from entry level to executive, and equip them with the skills to lead effectively, drive innovation, and inspire high performance.

Our Learning Management System delivers a wide range of on-demand courses tailored to an associate's role, including compliance training, leadership development, and safety modules. Additionally, our segments offer specialized training aligned with both operational needs and the broader company strategy.

Health, Safety and Wellness. Keeping our associates safe and healthy is a responsibility we take seriously. We embed safety into every part of our business through robust training, safety awareness programs, behavioral observation practices, and the use of telematics and other technologies.

We continuously look for ways to improve by identifying and addressing risks, making process improvements, and adopting new tools and systems. Our approach includes proactive coaching, education, and a commitment to fostering a safety-first culture, whether our associates are working in warehouses, driving on the road, or serving customers in other roles.

Engagement. We believe engaged associates are the foundation of a strong company. We work to build, measure, and enhance associate engagement through a variety of communications and activities. In response to associate feedback, we have introduced numerous initiatives to strengthen the associate experience, including enhanced onboarding with day-one benefits, expanded education assistance, new leadership training programs, clearer career pathways, and better communication tools.

We also create opportunities for connection and celebration, including recognizing heritage or history months, participating in industry events such as the Truck Driving Championship and Truck Driver Hall of Fame, or supporting professional growth through partnerships such as the Women's Foodservice Forum, International Foodservice Distributors Association, and Women in Trucking.

Regulation

Our operations are subject to the applicable federal, state, local and foreign laws, rules, and regulations of the jurisdictions in which we operate or conduct business. These laws, rules, and regulations may change in the future and we may incur material costs in our efforts to comply with current or future laws, rules, and regulations or in any required product recalls. Although we may incur additional material compliance-related costs in the future, to date, compliance with these laws, rules, and regulations has not had a material effect on our capital expenditures, earnings or competitive position. See “Item 1A. Risk Factors - Risks Relating to Product Safety, Regulatory and Legal Matters- Our business is subject to significant governmental regulation, and costs or claims for non-compliance related to these requirements could adversely affect our business.”

Food Safety. Our operations are subject to various laws and regulations relating to, among other things, the manufacturing, processing, packaging, storage, distribution, advertising, and labeling of our products, including regulation by state and local health departments, the U.S. Department of Agriculture (the “USDA”), and the U.S. Food and Drug Administration (the “FDA”), which generally impose standards for product quality and sanitation and are responsible for the administration of bioterrorism legislation affecting the foodservice industry. The FDA Food Safety Modernization Act (the “FSMA”) imposes comprehensive, prevention-based controls across the food supply chain, further regulates food products imported into the United States, and provides the FDA with mandatory recall authority. The FDA has finalized FSMA regulations for implementation, which have significantly expanded our food safety requirements. We have established and continue to maintain comprehensive, prevention-based controls across the food supply chain that are both verified and validated, as required by the FDA regulations implementing FSMA. Our seafood operations are also specifically regulated by federal and state laws, including those administered by the National Marine Fisheries Service and the National Shellfish Sanitation Program, established for the preservation of certain species of marine life, including fish and shellfish. Our distribution and certain manufacturing facilities must be registered with the FDA and are subject to periodic government agency inspections by federal and/or state authorities. The Federal Perishable Agricultural Commodities Act, which specifies standards for the sale, shipment, inspection, and rejection of agricultural products, governs our relationships with our fresh produce suppliers with respect to the grading and commercial acceptance of product shipments. We are also subject to regulation by state authorities for the accuracy of our weighing and measuring devices. Our suppliers are also subject to similar regulatory requirements and oversight.

Our customers include several departments of the U.S. federal government, as well as certain state and local governmental entities. These customer relationships subject us to additional regulations applicable to government contractors.

Labor and Employment. Our operations are subject to a variety of federal, state, and local laws and other requirements, including employment practice standards for workers set by the U.S. Department of Labor. We are also subject to the National Labor Relations Act, which governs the process for collective bargaining between employers and employees and protects the rights of both employers and employees in the workplace; the Fair Labor Standards Act, which establishes minimum wages and overtime standards, among other requirements; various laws that prohibit discrimination in employment based on non-merit categories, including but not limited to Title VII of the Civil Rights Act, the Age Discrimination in Employment Act, the Americans with Disabilities Act, and other laws relating to accessibility. Our workers’ compensation programs are subject to regulation by the jurisdictions in which we operate.

Environmental. Our operations are also subject to a broad range of federal, state, and local laws and other requirements relating to the protection of the environment and the safety and health of personnel and the public. These include requirements regarding the use, storage, and disposal of solid and hazardous materials and petroleum products, including food processing wastes, the discharge of pollutants into the air and water, and worker safety and health practices and procedures. We operate and maintain vehicle fleets, and some of our distribution centers have regulated underground and aboveground storage tanks for diesel fuel and other petroleum products. Some jurisdictions in which we operate have laws that affect the composition and operation of our truck fleet, such as limits on diesel emissions and engine idling. A number of our facilities have ammonia- or freon-based refrigeration systems, which could cause injury or environmental damage if accidentally released, and many of our distribution centers have propane or battery powered forklifts.

Transportation. The Surface Transportation Board and the Federal Highway Administration regulate our trucking operations. In addition, interstate motor carrier operations are subject to safety requirements prescribed in the U.S. Department of Transportation and other relevant federal and state agencies. We must comply with the safety and fitness regulations promulgated by the Federal Motor Carrier Safety Administration, including those relating to drug and alcohol testing and hours of service. Such matters as weight and dimension of equipment are also subject to federal and state regulations.

Trade. For the purchase of products produced, harvested or manufactured outside of the U.S., and for shipment of products to customers located outside of the U.S., we are subject to applicable customs laws regarding the import and export of various products.

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

Item 1A. Risk Factors

Risks Relating to Our Business and Industry

Periods of difficult economic conditions, a public health crisis, other macroeconomic or geopolitical events and heightened uncertainty in the financial markets may affect consumer spending and confidence, which can adversely affect our business.

The foodservice industry is sensitive to national, regional and international economic conditions. Our business could be negatively impacted by reduced demand for our products related to unfavorable macroeconomic conditions triggered by developments beyond our control, including geopolitical events, trade policies (including tariff increases), health crises (including pandemics and epidemics), and other events that trigger economic volatility. In particular, deteriorating economic conditions and heightened uncertainty in the financial markets, inflationary pressure, an uncertain political environment, tariff increases, and supply chain disruptions have in the past and may in the future negatively affect consumer confidence and discretionary spending. In fiscal 2025, product cost inflation contributed to an increase in selling price per case and an increase in net sales. However, sustained inflationary pressure and macroeconomic challenges could negatively affect consumer discretionary spending decisions within our customers’ establishments, which could negatively impact our sales. Such conditions and high levels of uncertainty make it difficult to predict when, or if, a recession may occur.

We rely on third-party suppliers, and our business may be affected by interruption of supplies or increases in product costs.

We obtain substantially all of our foodservice and related products from third-party suppliers. We typically do not have long-term contracts with our suppliers. Although our purchasing volume can sometimes provide an advantage when dealing with suppliers, suppliers may not provide the foodservice products and supplies needed by us in the quantities and timeframe and at the prices requested. Our suppliers may also be affected by higher costs to source or produce and transport food products, as well as by other related expenses that they pass through to their customers, which could result in higher costs for the products they supply to us. Because we do not control the actual production of most of the products we sell, we are also subject to supply chain interruptions, delays caused by interruption in production, and increases in product costs, including those resulting from product recalls or a need to find alternate materials or suppliers, based on conditions outside our control. These conditions include labor shortages, work slowdowns, work interruptions, strikes or other job actions by employees of suppliers, government shutdowns, weather conditions, crop conditions, product or raw material scarcity, water shortages, transportation interruptions, unavailability of fuel or increases in fuel costs, competitive demands, contamination with mold, bacteria or other contaminants, pandemics, natural disasters or other catastrophic events, including the outbreak of e. coli or similar food borne illnesses or acts of terrorism, international hostilities, civil insurrection, and social unrest. Our inability to obtain adequate supplies of foodservice and related products as a result of any of the foregoing factors or otherwise could mean that we may not be able to fulfill our obligations to our customers and, as a result, our customers may turn to other distributors. Our inability to anticipate and react to changing food costs through our sourcing and purchasing practices in the future could have a material adverse effect on our business, financial condition, or results of operations.

Competition in our industry is intense, and we may not be able to compete successfully.

The foodservice distribution industry is highly competitive, with numerous regional, local, and specialty distributors. Certain of our competitors may have greater scale, financial and other resources than we do in certain markets. Smaller distributors often align themselves with other smaller distributors through purchasing cooperatives and marketing groups to enhance their geographic reach, private label offerings, overall purchasing power, and cost efficiencies and to assemble delivery networks for national or multi-regional distribution. We often do not have exclusive service agreements with our customers, and our customers may switch to other distributors if those distributors can offer lower prices, differentiated products, or customer service that is perceived to be superior. Such changes may occur particularly during periods of economic uncertainty, including uncertainty due to significant inflation. We believe that most purchasing decisions in the foodservice business are based on the quality and price of the product and a distributor’s ability to fill orders completely and accurately and provide timely deliveries. Our current or potential future competitors may be able to provide products or services that are comparable or superior to those provided by us or adapt more quickly than we do to evolving trends or changing market requirements. Further, although we have strategies to remain competitive in the marketplace by reducing our cost structure, if one or more of our competitors in the foodservice distribution industry adopted a lower cost structure, we would potentially be pressured to lower prices to our customers and would need to achieve cost savings to offset these reductions. Accordingly, we may be unable to compete effectively against current and potential future competitors, and increased competition may result in price reductions or other concessions, reduced gross margins, and loss of market share, any of which could materially adversely affect our business, financial condition, or results of operations.

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

We make a significant portion of our sales at prices that are based on the cost of products we sell plus a percentage markup. As a result, volatile food costs may have a direct impact upon our profitability. Our sales and profit levels may be negatively affected during periods of product cost deflation, even though our gross profit percentage may remain relatively constant or even increase. Prolonged periods of product cost inflation also may have a negative impact on our profit margins and earnings to the extent such product cost increases are not passed on to customers because of their resistance to higher prices. For example, we experienced inflation of 4.7% for fiscal 2025, which increased our product costs. Furthermore, our business model requires us to maintain an inventory of products, and changes in price levels between the time that we acquire inventory from our suppliers and the time we sell the inventory to our customers could lead to unexpected shifts in demand for our products or could require us to sell inventory at lesser profit or a loss. In addition, product cost inflation may negatively affect consumer discretionary spending decisions within our customers’ establishments, which could negatively impact our sales. Our inability to quickly respond to inflationary and deflationary cost pressures could have a material adverse impact on our business, financial condition, or results of operations.

Many of our customers are not obligated to continue purchasing products from us.

Many of our customers buy from us pursuant to individual purchase orders, and we often do not enter into long-term agreements with these customers. Because such customers are not obligated to continue purchasing products from us, the volume or number of our customers’ purchase orders may not remain constant or increase, and we may be unable to maintain our existing customer base. Significant decreases in the volume or number of our customers’ purchase orders or our inability to retain or grow our current customer base could have a material adverse effect on our business, financial condition, or results of operations.

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

Changes in consumer eating habits could reduce the demand for our products and adversely affect our business, financial condition, or results of operations.

Changes in consumer eating habits (such as a decline in consuming food away from home, a decline in portion sizes, or a shift in preferences toward restaurants that are not our customers) could reduce demand for our products, which could adversely affect our business, financial condition, or results of operations. Consumer eating habits can be affected by a number of factors, including changes in attitudes regarding diet and health, new information regarding the health effects of consuming certain foods or ingredients, or the impact of weight loss drugs. If consumer eating habits change significantly, we may be required to modify or discontinue sales of certain items in our product portfolio, and we may experience higher costs associated with the implementation of those changes. Changing consumer eating habits may also reduce the frequency with which consumers purchase meals outside of the home.

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

Extreme weather conditions and natural disasters may interrupt our business or our customers’ or suppliers’ businesses.

Many of our facilities and our customers’ or suppliers’ facilities are located in areas that may be subject to extreme and occasionally prolonged weather conditions, including hurricanes, blizzards, earthquakes, and extreme heat or cold. Such extreme weather conditions could interrupt our operations. Furthermore, such extreme weather conditions may disrupt critical infrastructure and interrupt or impede access to our facilities or our customers’ or vendors’ facilities, reduce the number of consumers who visit our customers’ facilities in such areas, interrupt our suppliers’ production or shipments or increase our suppliers’ product costs, all of which could have a material adverse effect on our business, financial condition, or results of operations.

Fluctuations in fuel prices and other transportation costs could harm our business.

The high cost of fuel can negatively affect consumer confidence and discretionary spending and, as a result, reduce the frequency and amount spent by consumers within our customers’ establishments for food away from home. The high price of fuel and other transportation related costs, such as tolls, fuel taxes, and license and registration fees, can also increase the price we pay for products as well as the costs incurred by us to deliver products to our customers. Furthermore, both the price and supply of fuel are unpredictable and fluctuate based on events outside our control, including geopolitical developments (such as the war in the Ukraine and the conflict in the Middle East), supply and demand for oil and gas, actions by the Organization of Petroleum Exporting Countries and other oil and gas producers, war and unrest in oil producing countries and regions, regional production patterns, and environmental concerns. These factors, if occurring over an extended period of time, could have a material adverse effect on our business, financial condition, or results of operations.

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

Our growth and innovation strategies may not achieve the anticipated results.

Our success depends on our ability to grow our business, including through increasing our independent and organic sales, expanding our Performance Brands, making strategic acquisitions, and achieving improved operating efficiencies as we continue to expand and diversify our customer base. Our growth and innovation strategies require significant commitments of management resources and capital investments and may not grow our net sales at the rate we expect or at all. As a result, we may not be able to recover the costs incurred in developing our new projects and initiatives or to realize their intended or projected benefits, which could have a material adverse effect on our business, financial condition, or results of operations. Additionally, the market for acquisition targets in the foodservice distribution industry is highly competitive, which could make it more difficult to find appropriate strategic acquisition opportunities and impact our ability to grow our business.

We may not be able to realize benefits of acquisitions or successfully integrate the businesses we acquire [and we may incur significant costs related to the integration of acquired businesses].

Our growth strategy includes growth through strategic acquisitions. If we are unable to integrate acquired businesses successfully or to realize anticipated economic, operational, and other benefits and synergies in a timely manner, our profitability could be adversely affected. Integration of an acquired business may be more difficult when we acquire a business in a market in which we have limited expertise or with a company culture different from ours. A significant expansion of our business and operations, in terms of geography or magnitude, could strain our administrative and operational resources. Additionally, we may be unable to retain qualified management and other key personnel employed by acquired companies and may fail to build a network of acquired companies in new markets. We could also face significantly greater competition from broadline foodservice distributors in these markets than we face in our existing markets.

We regularly evaluate opportunities to acquire other companies. To the extent our future growth includes acquisitions, we may not be able to obtain the necessary financing for such acquisitions, consummate such potential acquisitions effectively, effectively and efficiently integrate any acquired entities, or successfully expand into new markets.

In connection with our acquisition of businesses in the future, if any, we may decide to consolidate the operations of any acquired business with our existing operations or make other changes with respect to the acquired business, which could result in special charges or expenses. Our results of operations also may be adversely affected by expenses we incur in making acquisitions, by amortization of acquisition-related intangible assets with definite lives and by additional depreciation attributable to acquired assets. Moreover, in connection with contemplated or completed acquisitions, we may incur related asset impairment charges that reduce our profitability.

A significant portion of our sales volume is dependent upon the distribution of cigarettes and other tobacco products, sales of which are generally declining.

A significant portion of our sales volume depends upon the distribution of cigarettes and other tobacco products. Due to restrictions on cigarette manufacturers’ marketing and promotions, decreases in social acceptance of cigarettes, increases in cigarette regulation and excise taxes, health concerns, increased pressure from anti-tobacco groups, the rise in popularity of tobacco alternatives, including legal and illicit e-vapor products, oral nicotine pouches, and other alternative nicotine products, increases in the prices of cigarettes, and other factors, cigarette consumption in the United States has been declining over the past few decades. In many instances, tobacco alternatives, such as e-vapor products, are not subject to federal, state, and local excise taxes like the sale of conventional cigarettes or other tobacco products. We expect consumption trends of legal cigarette products will continue to be negatively impacted by the factors described above. If we are unable to sell other products to make up for these declines in cigarette sales, our business, financial condition, or results of operations could be materially adversely affected.

Adverse publicity about us, lack of confidence in our products or services, and other risks could negatively affect our reputation and our business.

Maintaining a good reputation and public confidence in the safety of the products we distribute or services we provide is critical to our business, particularly to selling our Performance Brands products. Anything that damages our reputation, or the public’s confidence in our products, services, facilities, delivery fleet, operations, or employees, whether or not justified, including adverse publicity about the quality, safety, or integrity of our products, could negatively affect our net sales and profits. Reports, whether true or not, of food-borne illnesses or harmful bacteria (such as e. coli, bovine spongiform encephalopathy, hepatitis A, trichinosis, listeria, or salmonella) and injuries caused by food tampering could also severely injure our reputation or negatively affect the public’s confidence in our products. We may need to recall our products if they become adulterated. If patrons of our restaurant customers become ill from food-borne illnesses, our customers could be forced to temporarily close restaurant locations and our sales would be correspondingly decreased. In addition, instances of food-borne illnesses, food tampering, or other health concerns, such epidemics and pandemics, even those unrelated to the use of our products, or public concern regarding the safety of our products, can result in negative publicity about the foodservice distribution industry and cause our sales to decrease dramatically. Health concerns and negative publicity could materially adversely affect our business and results of operations and damage the reputation of, or result in a lack of acceptance of, our products or the brands that we carry or the services that we provide.

Moreover, the growing use of social and digital media by consumers has greatly increased the speed and extent that information or misinformation and opinions can be shared. Negative posts or comments about us, our brands, or our products on social or digital media could significantly damage our brands and reputation, regardless of its accuracy or the reputability of its source, including as a result of fictitious media content (such as content produced by generative AI or bad actors). Additionally, negative reaction to our marketing and advertising, including our social media content, could result in damage to our brands and reputation.

We have experienced losses because of the inability to collect accounts receivable in the past and could experience increases in such losses in the future if our customers are unable to pay their debts to us when due.

Certain of our customers have from time to time experienced bankruptcy, insolvency, or an inability to pay their debts to us as they come due. If our customers suffer significant financial difficulty, they may be unable to pay their debts to us timely or at all, which could have a material adverse effect on our results of operations. It is possible that customers may contest their contractual obligations to us under bankruptcy laws or otherwise. Significant customer bankruptcies could further adversely affect our net sales and increase our operating expenses by requiring larger provisions for bad debt expense. In addition, even when our contracts with these customers are not contested, if customers are unable to meet their obligations on a timely basis, it could adversely affect our ability to collect receivables. Further, we may have to negotiate significant discounts or extended financing terms with these customers in such a situation. If we are unable to collect upon our accounts receivable as they come due in an efficient and timely manner, our business, financial condition, or results of operations could be materially adversely affected.

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

Although we believe our aggregate insurance limits should be sufficient to cover reasonably expected claims costs, including claims related to incidents within our operations and vehicle and driver related claims, it is possible that the amount of one or more claims could exceed our aggregate coverage limits. Additionally, insurance carriers have raised premiums on certain lines of coverage for many businesses in our industry, including ours. For example, we experienced a $28.0 million increase in insurance expense in fiscal 2025 compared to fiscal 2024, primarily related to vehicle liability and workers’ compensation. Our insurance and claims expense could continue to increase in the future. Our results of operations and financial condition could be materially adversely affected if (1) total claims costs significantly exceed our coverage limits, (2) we experience a claim in excess of our coverage limits, (3) our insurance carriers fail to pay on our insurance claims, (4) we experience a claim for which coverage is not provided, (5) a large number of claims may cause our cost under our deductibles to differ from historic averages or (6) insurance carriers continue to significantly raise premiums in the industry and for our business.

Activist shareholders or potential bidders could cause us to incur significant expense, hinder execution of our business strategy, and impact our stock price.

Publicly traded companies are increasingly subject to campaigns by activist shareholders advocating corporate actions such as operational, governance or management changes, sales of assets or entire segments, or business combination transactions. Activist shareholders could seek to engage in proxy solicitations, advance shareholder proposals, or otherwise attempt to assert influence on our board of directors and management. Additionally, we could be the target of an unsolicited bid by an activist, strategic buyer, or competitor. An unsolicited bid could also adversely impact our ability to recruit and retain employees and our ability to enter into agreements with potential business partners. Such events could result in substantial costs and divert management's and our board's attention and resources and cause fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals or prospects of our business. On August 7, 2025, the Chief Executive Officer of US Foods Holding Corp. issued public statements indicating interest in information sharing with us to explore regulatory considerations and potential synergies related to a potential business combination.

Risks Relating to Technology and Information Security

A cybersecurity incident or other technology disruptions could negatively affect our business and our relationships with customers.

We rely upon information technology networks and systems to process, transmit, and store electronic information, and to manage or support substantially all of our business processes and activities. We also use mobile devices, social networking, and other online activities to connect with our employees, suppliers, business partners, and customers.

These uses give rise to cybersecurity risks, including security breaches, espionage, system disruption, theft, and inadvertent release of information. Our business involves the storage and transmission of numerous classes of sensitive or confidential information and intellectual property, including customers’ and suppliers’ personal information, private information about employees, and financial and strategic information about us and our business partners. We have implemented measures to prevent security breaches and prevent or mitigate other cybersecurity incidents. However, we and our third-party providers experience cybersecurity incidents of varying degrees from time-to-time, including ransomware and phishing attacks, as well as distributed denial of service attacks, social engineering attacks and the theft of data. To date, interruption of our information technology networks and systems and unauthorized access to or theft of data have been infrequent and have not had a material impact on our operations. However, because cyber-attacks are increasingly sophisticated and more frequent, our preventative measures and incident response efforts may not be entirely effective. In addition, cyber criminals are increasing their attacks on individual employees with business email compromise scams designed to trick victims into transferring sensitive data or funds, or steal credentials that compromise information systems. Moreover, as AI continues to evolve, malicious actors could use AI to enhance the sophistication and coordination of their attacks, which could pose significant challenges to our security defense. These and other operational risks may also be heightened due to a portion of our employees, and the employees of our customers, suppliers and business partners, working remotely or using personal devices due to challenges associated with managing remote computing assets and security vulnerabilities that are present in many non-corporate and home networks. There can be no assurance that our operations will not be materially adversely impacted in the future, and there is a risk that we may incur significant costs in protecting against or remediating cyberattacks or other cyber incidents, especially if the amount of insurance coverage we maintain is not sufficient to cover claims or liabilities relating to an incident. The theft, destruction, loss, misappropriation, release of sensitive or confidential information or intellectual property, or interference with our information technology systems or the technology systems of third parties on which we rely, including our third-party service providers, suppliers, and customers, could result in business disruption, a disruption in our supply chain, or reduced customer orders, negative publicity, brand damage, violation of data and other privacy laws, loss of customers, potential liability, and remediation costs, which could materially adversely affect our business, financial condition, or results of operations.

Further, as we pursue our strategy to grow through acquisitions and to pursue new initiatives that improve our operations and cost structure, we are also expanding our information technologies, resulting in a larger technological presence and corresponding exposure to cybersecurity risk. Acquisition targets may have less mature information technology systems and/or less sophisticated measures in place to detect and prevent cybersecurity breaches or incidents, which could expose us to increased cybersecurity risk during the acquisition integration process until we improve their maturity or integrate them into our information technology standards.

Any failure to adequately assess, identify, and mitigate cybersecurity risks associated with acquisitions and new initiatives could increase our susceptibility to such risks.

We rely heavily on technology in our business, and any technology disruption or delay in implementing new technology could adversely affect our business.

The foodservice distribution industry is transaction intensive. Our ability to control costs and to maximize profits, as well as to serve customers effectively and efficiently, depends on the reliability of our information technology systems and related data entry processes. We rely on software and other technology systems, some of which are managed by third-party service providers, to manage significant aspects of our business, including making purchases, processing orders, managing our warehouses, loading trucks in the most efficient manner, and optimizing the use of storage space. Our reliance on such networks and systems has increased due to a portion of our employees, and the employees of our customers, suppliers and business partners, working remotely or using personal devices.

The failure of our information technology systems, including those managed by third-party service providers, to perform as we anticipate could disrupt our business and could result in transaction errors, processing inefficiencies, increased costs, and the loss of sales and customers, causing our business and results of operations to suffer. In addition, our information technology systems, including those managed by third-party service providers, may be vulnerable to damage or interruption from circumstances beyond our control, including fire, natural disasters, power outages, systems failures, security breaches, cyber-attacks, viruses, theft and inadvertent release of information. While we have invested and continue to invest in technology security initiatives and disaster recovery plans, these measures cannot fully insulate us from technology disruptions that could have a material adverse effect on our business, financial condition, or results of operations.

Information technology systems evolve rapidly, and in order to compete effectively we are required to integrate new technologies in a timely and cost-effective manner. For example, we may incorporate AI solutions into our platform, offerings, services and features, and these applications may become important in our operations over time. Any failure to implement new technologies in a timely and cost- effective manner, or if competitors implement new technologies before we do, including AI, allowing such competitors to provide lower priced or enhanced services of superior quality compared to those we provide, could have a material adverse effect on our business, financial condition, or results of operations.

As we integrate AI technologies into our processes, these technologies may present business, compliance, security, and reputational risks.

We have and are continuing to incorporate AI, including machine learning, into certain of our operations, such as sales, support and supply chain operations, and may in the future incorporate AI into more of our operations, with the intent to enhance their operation and effectiveness. Flaws, breaches or malfunctions in these systems could lead to operational disruptions, data loss, or erroneous decision-making, impacting our operations, financial condition and reputation. Legal challenges may arise, including or as a result of cybersecurity incidents, non-compliance with data protection regulations, and lack of transparency relating to the use of AI. The legal and regulatory landscape and industry standards surrounding AI technologies is rapidly evolving and remains uncertain, and compliance may impose significant operational costs and may limit our ability to develop, deploy or use AI technologies. Furthermore, the rapid evolution and increasing deployment of AI systems could both intensify our cybersecurity risks, such as data breaches and unauthorized access, and introduce new risks, leading to financial losses, legal liabilities, and reputational damage.

Risks Relating to Product Safety, Regulatory and Legal Matters

Our business is subject to significant governmental regulation, and costs or claims for non-compliance related to these requirements could adversely affect our business.

Food Safety: Our operations are subject to regulation by state and local health departments, the USDA, and the FDA, which generally impose standards for product quality and sanitation and are responsible for the administration of bioterrorism legislation affecting the foodservice industry. These government authorities regulate, among other things, the processing, packaging, storage, distribution, advertising, and labeling of our products. The FSMA imposes comprehensive, prevention-based controls across the food supply industry, further regulates food products imported into the United States, and provides the FDA with mandatory recall authority. Our seafood operations are also specifically regulated by federal and state laws, including those administered by the National Marine Fisheries Service and the National Shellfish Sanitation Program, established for the preservation of certain species of marine life, including fish and shellfish. Our distribution and certain manufacturing facilities must be registered with the FDA and are subject to periodic government agency inspections by federal and/or state authorities. The Federal Perishable Agricultural Commodities Act, which specifies standards for the sale, shipment, inspection, and rejection of agricultural products, governs our relationships with our fresh produce suppliers with respect to the grading and commercial acceptance of product shipments. We are also subject to regulation by state authorities for the accuracy of our weighing and measuring devices. Additionally, the Surface Transportation Board and the Federal Highway Administration regulate our trucking operations, and interstate motor carrier operations are subject to safety requirements prescribed by the U.S. Department of Transportation and other relevant federal and state agencies. Our suppliers are also subject to similar regulatory requirements and oversight. We have expanded the product lines of our Specialty segment to include hemp-based CBD products authorized under the 2018 Farm Bill. Sales of certain hemp-based CBD products are prohibited in some jurisdictions and the FDA and certain states and local governments may enact regulations that limit the marketing and use of such products. The failure to comply with applicable regulatory requirements could result in, among other things, administrative, civil, or criminal penalties or fines; mandatory or voluntary product recalls; warning or untitled letters; cease and desist orders against operations that are not in compliance; closure of facilities or operations; the loss, revocation, or modification of any existing licenses, permits, registrations, or approvals; or the failure to obtain additional licenses, permits, registrations, or approvals in new jurisdictions where we intend to do business, any of which could have a material adverse effect on our business, financial condition, or results of operations.

Labor and Workplace Safety: In addition, our operations are subject to various federal, state, provincial, regional and local laws and regulations in many areas of our business, such as, minimum wage, overtime, wage payment, wage and hour and employment discrimination, harassment, immigration, human health and safety and relating to the protection of the environment, including those governing the discharge of pollutants into the air, soil, and water; the management and disposal of solid and hazardous materials and wastes; employee exposure to hazards in the workplace; and the investigation and remediation of contamination resulting from releases of petroleum products and other regulated materials. In the course of our operations, we operate, maintain, and fuel fleet vehicles; store fuel in on-site above and underground storage tanks; operate refrigeration systems; and use and dispose of hazardous substances and food wastes. We could incur substantial costs, including fines or penalties and third-party claims for property damage or personal injury, as a result of any violations of environmental or workplace safety laws and regulations or releases of regulated materials into the environment. In addition, we could incur investigation, remediation, or other costs related to environmental conditions at our currently or formerly owned or operated properties.

Cigarette, Tobacco and Alternative Nicotine Products: Finally, we are subject to and/or impacted by legislation, regulation and other matters regarding the marketing, distribution, sale, taxation and use of cigarette, tobacco and alternative nicotine products. For example, various jurisdictions have adopted or are considering legislation and regulations restricting displays and marketing of tobacco and alternative nicotine products, requiring the disclosure of ingredients used in the manufacture of tobacco and alternative nicotine products, and imposing restrictions on public smoking and vaping. In addition, the FDA has been empowered to regulate changes to nicotine yields and the chemicals and flavors used in tobacco and alternative nicotine products (including cigars, pipe and vapor products), require ingredient listings be displayed on tobacco and alternative nicotine products, prohibit the use of certain terms that may attract youth or mislead users as to the risks involved with using tobacco and alternative nicotine products, as well as limit or otherwise impact the marketing of tobacco and alternative nicotine products by requiring additional labels or warnings that must be pre-approved by the FDA. Such legislation and related regulation are likely to continue to adversely impact the market for tobacco and alternative nicotine products and, accordingly, our sales of such products. Likewise, cigarettes and tobacco products are subject to substantial excise taxes. Significant increases in cigarette-related taxes or fees have been proposed or enacted and are likely to continue to be proposed or enacted by various taxing jurisdictions within the U.S. These tax increases negatively impact consumption and may cause a shift in sales from premium brands to discount brands, illicit channels, or tobacco alternatives, such as e-vapor products, as smokers seek lower priced options. Furthermore, taxing jurisdictions have the ability to change or rescind credit terms currently extended for the remittance of taxes that we collect on their behalf. If these excise taxes are substantially increased, or credit terms are substantially reduced, it could have a material adverse effect on our business, financial condition, and results of operations.

Data Privacy: There are new and emerging data privacy laws, as well as frequent updates and changes to existing data privacy laws, in the jurisdictions in which we operate. Given the complexity of these laws and the requirements they place on businesses regarding the collection, storage, handling, use, disclosure, transfer and security of personal data, it is important for us to understand their impact and respond accordingly. Failure to comply with data privacy laws can result in substantial fines or penalties, legal liability and reputational damage. Several U.S. states have enacted (and additional U.S. states are considering enacting) stringent consumer privacy laws, which may impose varying standards and requirements on our data collection, use and processing activities. Continued state by state introduction of privacy laws can be expected to lead to significantly greater complexity in our compliance requirements, which could result in complaints from data subjects or action from regulators. If we do not provide sufficient resources to be able to respond, adapt and implement the necessary requirements to respond to the various forthcoming changes, which could include federal data privacy requirements, our reputation could be adversely impacted and we could face exposure to fines levied by regulators, which could have an adverse effect on our business.

Climate change, or the legal, regulatory, or market measures being implemented to address climate change, could have an adverse impact on our business.

The effects of climate change may create financial and operational risks to our business, both directly and indirectly. There is an increased focus around the world by regulatory and legislative bodies at all levels towards policies relating to climate change and the impact of global warming, including the regulation of greenhouse gas (“GHG”) emissions, energy usage, and sustainability efforts. Increased compliance costs and expenses due to these policies, as well as additional legal or regulatory requirements regarding climate change, including those designed to reduce or mitigate the effects of carbon dioxide and other GHG emissions on the environment, particularly diesel engine emissions, may cause disruptions in, or an increase in the costs associated with, the running of our business, particularly with regard to our distribution and supply chain operations. These costs include an increase in the cost of the fuel and other energy we purchase, and capital costs associated with updating or replacing our vehicles prematurely. Moreover, compliance with any such legal or regulatory requirements may require that we implement changes to our business operations and strategy, which would require us to devote substantial time and attention to these matters and cause us to incur additional costs. We may not be able to accurately predict, prepare for, and respond to new kinds of technological innovations with respect to electric vehicles and other technologies that minimize emissions. Laws related to climate change, including those enacted to try to reduce GHG emissions, could also directly or indirectly affect our suppliers, who could increase the prices of the products that we buy from them to recover the costs they incur related to such laws. The effects of climate change, and legal or regulatory initiatives to address climate change, could have a long-term material adverse effect on our business, financial condition, or results of operations.

In addition, from time to time we establish and publicly announce goals and commitments related to corporate social responsibility matters, including those related to reducing our impact on the environment. For example, in 2024, we established goals for the reduction of GHG emissions, which include a target of reducing Scope 1 and 2 GHG emissions by 30% by 2034 from a 2021 base year. Additionally, in 2025, we established a goal to engage with our suppliers representing 40% of our spend to set Scope 1 and 2 GHG emissions targets by 2034 that are in line with the Paris Agreement’s 1.5 °C emissions reduction goal. Our ability to meet these and other related goals depends in part on significant technological advancements with respect to the development and availability of reliable, affordable, and sustainable alternative solutions, including electric and other alternative fuel vehicles as well as alternative energy sources, which may not be developed or be available to us in the timeframe needed to achieve these goals. Our ability to meet these and other related goals also depends on the climate-related efforts and performance of our suppliers. In addition, we may determine that it is in our best interests to prioritize other business, social, governance, or sustainable investments over the achievement of our current goals based on economic, regulatory or social factors, business strategy, or other factors. If we do not meet our publicly stated goals, then we may experience a negative reaction from the media, stockholders, activists, and other interested stakeholders, and any perception that we have failed to act responsibly regarding climate change, whether or not valid, could result in adverse publicity or legal challenges and negatively affect our business and reputation. While we remain committed to being responsive to climate change and reducing our GHG emissions, there can be no assurance that our goals and strategic plans to achieve those goals will be successful, that the costs incurred will not be higher than expected, that the necessary technological advancements will occur in the timeframe we expect, or at all, or that proposed regulation or deregulation related to climate change will not have a negative competitive impact, any one of which could have a material adverse effect on our business, financial condition, or results of operations.

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

We may be exposed to product liability claims in the event that the use of the products we sell is alleged to cause injury or illness. While we believe we have sufficient primary and excess umbrella liability insurance with respect to product liability claims, we cannot assure you that our limits are sufficient to cover all our liabilities. For example, punitive damages may not be covered by insurance. In addition, we may not be able to continue to maintain our existing insurance or obtain replacement insurance on comparable terms, and any replacement insurance or our current insurance may not continue to be available at a reasonable cost, or, if available, may not be adequate to cover all of our liabilities. We generally seek contractual indemnification and insurance coverage from parties supplying products to us, but this indemnification or insurance coverage is limited, as a practical matter, to the creditworthiness of the indemnifying party and the insured limits of any insurance provided by suppliers. If we do not have adequate insurance or contractual indemnification available, the liability relating to defective products could materially adversely affect our business, financial condition, or results of operations.

Adverse judgments or settlements resulting from legal proceedings in which we may be involved in the normal course of our business could reduce our profits or limit our ability to operate our business.

In the normal course of our business, we are involved in various legal proceedings. The outcome of these proceedings cannot be predicted. If any of these proceedings were to be determined adversely to us or a settlement involving a payment of a material sum of money were to occur, it could materially adversely affect our profits or ability to operate our business. Additionally, we could become the subject of future claims by third parties, including our employees; suppliers, customers, and other counterparties; our investors; or regulators. Any significant adverse judgments or settlements could reduce our profits and could limit our ability to operate our business or adversely affect our reputation. Further, we may incur costs related to claims for which we have appropriate third-party indemnity, but such third parties may fail to fulfill their contractual obligations.

Risks Relating to Human Capital Management

We face risks relating to labor relations, labor costs, and the availability of qualified labor.

As of June 28, 2025, we had approximately [43,000] employees of whom approximately [2,400] were members of local unions associated with the International Brotherhood of Teamsters or other unions. Although our labor contract negotiations have in the past generally taken place with the local union representatives, we may be subject to increased efforts to engage us in multi-unit bargaining that could subject us to the risk of multi-location labor disputes or work stoppages that would place us at greater risk of being materially adversely affected by labor disputes. In addition, labor organizing activities could result in additional employees becoming unionized, which could result in higher labor costs. Although we have not experienced any significant labor disputes or work stoppages in recent history, and we believe we have satisfactory relationships with our employees, including those who are union members, increased unionization or a work stoppage because of our inability to renegotiate union contracts could have a material adverse effect on our business. Further, potential changes in labor legislation and case law could result in current non-union portions of our workforce, including warehouse and delivery personnel, being subjected to greater organized labor influence. If additional portions of our workforce became subject to collective bargaining agreements, this could result in increased costs of doing business as we would become subject to mandatory, binding arbitration or labor scheduling, elevated labor costs, and standards, which could adversely impact our results of operations.

We are subject to a wide range of labor costs. Because our labor costs are, as a percentage of net sales, higher than in many other industries, we may be significantly harmed by labor cost increases. In addition, labor is a significant cost for many of our customers in the U.S. food-away-from-home industry. Any increase in their labor costs, including any increases in costs as a result of increases in minimum wage requirements, wage inflation or increased overtime payments as a result of labor shortages, work slowdowns, work interruptions, strikes, or other job actions by employees of customers could reduce the profitability of our customers and reduce demand for our products.

We rely heavily on our employees, particularly warehouse workers and drivers, and any significant shortage of qualified labor could significantly affect our business. Our recruiting and retention efforts and efforts to increase productivity may not be successful, and we could encounter a shortage of qualified labor in future periods. Any such shortage would decrease our ability to serve our customers effectively. Such a shortage could also likely lead to higher wages for employees and a corresponding reduction in our profitability. Any prolonged labor shortage or period of high employee turnover could have an adverse impact on our productivity and have a material adverse effect on our business, financial condition and results of operations.

Further, we continue to assess our healthcare benefit costs. Despite our efforts to control costs while still providing competitive healthcare benefits to our associates, significant increases in healthcare costs continue to occur, and we can provide no assurance that our cost containment efforts in this area will be effective. Our suppliers also may be affected by higher minimum wage and benefit standards, wage inflation or increased overtime payments as a result of labor shortages, work slowdowns, work interruptions, strikes, or other actions by their employees, which could result in higher costs for goods and services supplied to us. If we are unable to raise our prices or cut other costs to cover this expense, such increases in expenses could materially reduce our operating profit.

Risks Relating to Our Indebtedness

Our future financial and operating flexibility could be adversely affected by our level of indebtedness.

As of June 28, 2025, we had $6,990.6 million of indebtedness, including finance lease obligations. In addition, we had $2,473.6 million of availability under the ABL Facility (as defined below under “—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Activities” in Part II, Item 7 of this Form 10-K) after giving effect to $171.4 million of outstanding letters of credit and $106.0 million of lenders’ reserves under the ABL Facility.

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
•
exposing us to the risk of increased interest rates to the extent our borrowings are at variable rates of interest or our interest rate hedges are ineffective;

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
•
limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions, and general corporate or other purposes; and
•
limiting our flexibility in planning for, or reacting to, changes in our business or market conditions and placing us at a competitive disadvantage compared to our competitors who may be less leveraged and who, therefore, may be able to take advantage of opportunities that our leverage prevents us from exploiting.

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

Despite our level of indebtedness, we and our subsidiaries may still incur significant additional amounts of debt, which could further exacerbate the risks associated with our level of indebtedness.

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

As a result of these restrictions, we are limited as to how we conduct our business and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include more restrictive covenants. We cannot assure you that we will be able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders or amend the covenants.

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

Risks Relating to the Cheney Brothers Acquisition

We may be unable to effectively and efficiently execute our integration plan, and the anticipated synergies and other benefits of the Cheney Brothers Acquisition may not be realized or may not be realized within the expected timeframe.

Achieving the anticipated benefits of the Cheney Brothers Acquisition is subject to a number of uncertainties, including whether Cheney Brothers, can be integrated with our business in an efficient and effective manner. If we are unable to achieve our integration objectives within the anticipated timeframe, or at all, the expected benefits, including synergies, cost savings and operational efficiencies, may not be realized fully, or at all, or may take longer to realize than expected and the value of our common stock may be adversely affected. Additionally, as a result of the Cheney Brothers Acquisition, rating agencies may take negative actions against our credit ratings, which may increase our financing costs, including in connection with the financing of the Cheney Brothers Acquisition.

The integration of Cheney Brothers with our existing business will be a complex, costly and time-consuming process that may involve material challenges, including, without limitation:

•
unanticipated issues in integrating information technology, communications and other systems;
•
maintaining employee morale and attracting, motivating and retaining management personnel and other key employees;
•
the possibility of faulty assumptions underlying expectations regarding the integration process;
•
consolidating corporate and administrative infrastructures and eliminating duplicative operations;
•
coordinating geographically separate organizations;
•
unanticipated changes in federal or state laws or regulations; and
•
unforeseen expenses or delays.

Many of these factors will be outside of our control and any one of them could materially affect our financial position, results of operations and cash flows, as well as our ability to achieve the anticipated benefits of the Cheney Brothers Acquisition.

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

We have implemented a risk management program to identify and track information risks, including cybersecurity threats, from many different sources, including third parties, technology projects, acquisitions, risk assessments, technical assessments, and internal/external audits, and assess them based on severity. Our annual information technology general control testing, which is conducted in connection with our internal control over financial reporting review process, and periodic reviews of risks and controls related to cybersecurity threats that may impact financial reporting control objectives also serve to identify and track information risks. Additionally, we partner with independent third-party service providers to regularly perform cybersecurity assessments, such as network and application penetration testing.

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

We maintain a regularly revised Cybersecurity Incident Response Plan and Cybersecurity Incident Notification Policy, which provide protocols for evaluating and responding to cybersecurity incidents, including escalation of information to senior leadership, including the Board of Directors, as appropriate, and meeting external reporting obligations. We periodically perform tabletop exercises where we perform walkthroughs of cybersecurity incident situations to test our response plans. To date, we have not experienced any cybersecurity incidents that materially affected, or are likely to materially affect, our business strategy, results of operations, or financial condition, but future incidents cannot be predicted. See “Part 1, Item 1A. Risk Factors” for additional information regarding cybersecurity-related risks that could impact our business.

Governance

Our Board of Directors executes its cybersecurity risk oversight function as a whole and by delegating responsibility to the Technology and Cybersecurity Committee of our Board of Directors, which oversees our management of risks relating to information technology security and our cybersecurity policies, controls and procedures. The Audit and Finance Committee of our Board of Directors oversees our enterprise risk management program as a whole and risk management regarding major financial risk exposure, including the potential financial impact of cybersecurity incidents. The Technology and Cybersecurity Committee receives quarterly presentations and reports on cybersecurity and information security risks from management, including our Executive Vice President and Chief Information Officer (“CIO”) and Vice President, Chief Information Security Officer (“CISO”). These presentations and reports address a broad range of topics, including progress of security initiatives, strategy, key performance indicators, cybersecurity risks, and notable cybersecurity incidents. In addition, the Technology and Cybersecurity Committee and the Board of Directors receive briefings from time to time from outside experts for an independent view on cybersecurity risks and emerging cybersecurity threats, including best practices and current trends in cybersecurity.

Our CIO’s experience includes over 25 years of experience in information technology leadership roles, including ProBuild Holdings, the nation’s largest supplier of building materials; Gates Corporation, a manufacturer/distributor of automotive parts; and Nupremis Inc., a start-up that provided hosting and managed services. We also have a dedicated CISO, whose team is responsible for management of PFG’s Information Security Program, policies, compliance with internal/external mandates, strategy, security incident planning and response. Our CISO reports to our CIO and has more than 20 years of cybersecurity, technology assurance and controls experience, including 18 years as a Certified Information Systems Security Professional (CISSP) and 13 years at PFG in information security and compliance. Our CISO joined PFG following several years of experience working in information security consulting, including Big 4 Accounting and Assurance, as well as working in industries including banking and finance.

Item 2. Properties

As of June 28, 2025, we operated 155 distribution centers across our three reportable segments. Of our 155 facilities, we owned 72 facilities and leased the remaining 83 facilities. Our Foodservice segment operated 89 distribution centers, our Convenience segment operated 39 distribution centers, and our Specialty segment operated 27 distribution centers, all of which had an average square footage of approximately 200,000 square feet per facility.

Location	Foodservice	Convenience	Specialty	Total
Alabama	1	—	—	1
Arkansas	1	1	—	2
Arizona	1	—	1	2
California	4	5	3	12
Colorado	1	1	1	3
Connecticut	—	—	1	1
Florida	14	2	1	17
Georgia	3	2	1	6
Iowa	1	1	—	2
Illinois	2	1	1	4
Indiana	1	1	1	3
Kentucky	3	2	1	6
Louisiana	3	—	—	3
Massachusetts	3	1	1	5
Maryland	2	—	—	2
Maine	1	1	—	2
Michigan	1	1	1	3
Minnesota	3	1	1	5
Missouri	4	—	1	5
Mississippi	3	—	1	4
North Carolina	3	2	1	6
Nebraska	1	—	—	1
New Jersey	3	—	2	5
New Mexico	—	1	—	1
Nevada	—	1	1	2
Ohio	3	3	1	7
Oregon	1	1	1	3
Pennsylvania	2	2	1	5
South Carolina	3	—	—	3
Tennessee	5	—	1	6
Texas	5	2	2	9
Utah	—	1	—	1
Virginia	4	—	—	4
Vermont	2	—	—	2
Washington	—	1	—	1
Wisconsin	4	1	1	6
Canada	—	4	—	4
Puerto Rico	1	—	—	1
Total	89	39	27	155

Our Foodservice “broad-line” customers are generally located no more than 200 miles from one of our distribution facilities, and national chain customers are generally located no more than 450 miles from one of our distribution facilities. Of the 89 Foodservice distribution centers, 11 have meat cutting operations that provide custom-cut meat products and two have seafood processing operations that provide custom-cut and packed seafood to our customers and our other distribution centers. The Convenience segment operates two additional facilities as a third-party logistics provider dedicated solely to supporting the logistics and management requirements of one of our customers. These distribution facilities are located in Arizona and Texas.

Customer orders are typically assembled in our distribution facilities and then sorted, placed on pallets, and loaded onto trucks and trailers in delivery sequence. Deliveries are generally made in large tractor-trailers that we usually lease. We use integrated computer systems to design and track efficient route sequences for the delivery of our products.

Our properties also include a combined headquarters facility for our corporate offices and the Foodservice segment that is located in Richmond, Virginia; a combined support service center and headquarters facility for Specialty that is located in Englewood, Colorado; a headquarters facility for Convenience located in Westlake, Texas; locations to support other segment operations; and other support service centers and corporate offices located in North America.

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

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market and Price Range of Common Stock

Our common stock is listed on the New York Stock Exchange under the symbol “PFGC.”

Approximate Number of Common Shareholders

At the close of business on August 6, 2025, there were approximately 1,260 holders of record of our shares of common stock. This stockholder figure does not include a substantially greater number of holders whose shares are held of record by banks, brokers and other financial institutions.

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

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer

The following table provides information relating to our purchases of the Company's common stock during the fourth quarter of fiscal 2025.

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan (In millions)(2)
March 30, 2025—April 26, 2025	162,633	$74.97	162,052	$154.2
April 27, 2025—May 24, 2025	15,313	$80.00	15,095	$153.0
May 25, 2025—June 28, 2025	—	—	—	$500.0
Total	177,946	$75.41	177,147
(1)
During the fourth quarter of fiscal 2025, the Company repurchased 799 shares of the Company's common stock via share withholding for payroll tax obligations due from employees in connection with the delivery of shares of the Company's common stock under our incentive plans.
(2)
In November 2022, the Board of Directors of the Company authorized a share repurchase program for up to $300 million of the Company’s outstanding common stock. On May 27, 2025, the Board of Directors authorized a new share repurchase program for up to $500 million of the Company’s outstanding common stock. This authorization replaces the previously authorized $300 million share repurchase program. The new share repurchase program has an expiration date of May 27, 2029 and may be amended, suspended, or discontinued at any time at the Board’s discretion, subject to compliance with applicable laws. Repurchases under this program depend upon marketplace conditions and other factors, including compliance with the covenants under the ABL Facility and the indentures governing the Notes due 2027, Notes due 2029, and Notes due 2032. As of June 28, 2025, $500 million remained available for additional share repurchases.

Stock Performance Graph

The stock performance graph below compares the cumulative total stockholder return of the Company’s common stock with the cumulative total return of the S&P 500 Index and the S&P MidCap 400 Food Beverage & Tobacco Industry Group Index for the last five fiscal years. The graph assumes the investment of $100 in our common stock and each of the indices as of the market close on June 26, 2020, the last trading day of fiscal 2020, and the reinvestment of dividends, as applicable. Performance data for the Company, the S&P 500 Index, and the S&P MidCap 400 Food Beverage & Tobacco Industry Group Index is provided as of the last trading day of each of our last five fiscal years. The stock performance graph is not necessarily indicative of future performance.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
Performance Food Group Company
S&P 500
S&P MidCap 400 Food Beverage & Tobacco Industry Group
$340
$320
$300
$280
$260
$240
$220
$200
$180
$160
$140
$120
$100
$80
6/26/2020
7/2/2021
7/1/2022
6/30/2023
6/28/2024
6/27/2025

	6/26/2020	7/2/2021	7/1/2022	6/30/2023	6/28/2024	6/27/2025
Performance Food Group Company	$100	$172	$170	$216	$237	$314
S&P 500	100	147	131	155	193	221
S&P MidCap 400 Food Beverage & Tobacco Industry Group	100	149	127	142	143	139

Item 6. [Reserved]

Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with the audited Consolidated Financial Statements and the Notes thereto included in Item 8. Financial Statements and Supplementary Data (“Item 8”) of this Form 10-K. In addition to historical consolidated financial information, this discussion contains forward-looking statements that reflect our plans, estimates, and beliefs and involve numerous risks and uncertainties, including those described in Item 1A. Risk Factors. Actual results may differ materially from those contained in any forward-looking statements. You should carefully read “Special Note Regarding Forward-Looking Statements” in this Form 10-K.

The following includes a comparison of our consolidated results of operations, our segment results and financial position for fiscal years 2025 and 2024. For a comparison of our consolidated results of operations, segment results and financial position for fiscal years 2024 and 2023, see Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended June 29, 2024, filed with the SEC on August 14, 2024, which remains materially consistent with the recast prior period results disclosed herein reflecting the updates made to our reportable segments in the third quarter of fiscal 2025 discussed below.

Our Company

We market and distribute over 250,000 food and food-related products to customers across the United States from approximately 155 distribution facilities to over 300,000 customer locations in the food-away-from-home industry. We offer our customers a broad assortment of products including our proprietary-branded products, nationally branded products, and products bearing our customers’ brands. Our product assortment ranges from “center-of-the-plate” items (such as beef, pork, poultry, and seafood), frozen foods, and groceries to candy, snacks, and beverages. We also sell disposables, cleaning and kitchen supplies, and related products used by our customers, as well as cigarettes and other nicotine products. In addition to the products we offer to our customers, we provide value-added services by allowing our customers to benefit from our industry knowledge, scale, and expertise in the areas of product selection and procurement, menu development, and operational strategy.

Based on the Company’s organizational structure and how the Company’s management reviews operating results and makes decisions about resource allocation, the Company has three reportable segments: Foodservice, Convenience, and Specialty. Our Foodservice segment distributes a broad line of national brands, customer brands, and our proprietary-branded food and food-related products, or “Performance Brands.” Foodservice sells to independent and multi-unit chain restaurants and other institutions such as schools, healthcare facilities, business and industry locations, and retail establishments. Our chain customers are multi-unit restaurants with five or more locations and include some of the most recognizable family and casual dining restaurant chains. Our Convenience segment distributes candy, snacks, beverages, cigarettes, other nicotine products, food and foodservice related products and other items to convenience stores across North America. Our Specialty segment distributes candy, snacks, beverages, and other food items nationally to vending, office coffee service, theater, retail, and other channels and utilizes third-party carriers to deliver direct to consumers for our supplier partners and to our customers whose order sizes are too small to be served effectively by our truck network. We believe our diverse segments provide substantial opportunities for cross-segment collaboration to better serve our customers, including business development, procurement, operational best practices such as the use of new productivity technologies, and supply chain and network optimization, as well as shared corporate functions such as accounting, treasury, tax, legal, information systems, and human resources.

On October 8, 2024, the Company acquired Cheney Bros., Inc. (“Cheney Brothers”), expanding our Foodservice operations in the Southeastern portion of the United States. Refer to Note 4. Business Combinations within the Notes to Consolidated Financial Statements included in Item 8 for additional details regarding the acquisition of Cheney Brothers.

The Company’s fiscal year ends on the Saturday nearest to June 30th. This resulted in a 52-week year for fiscal 2025, 2024, and 2023. References to “fiscal 2025” are to the 52-week period ended June 28, 2025, references to “fiscal 2024” are to the 52-week period ended June 29, 2024, and references to “fiscal 2023” are to the 52-week period ended July 1, 2023.

Key Factors Affecting Our Business

Our business, our industry and the economy are influenced by a number of general macroeconomic factors, including, but not limited to, reduced demand for our products related to unfavorable macroeconomic conditions triggered by developments beyond our control, including geopolitical dynamics and other events that trigger economic volatility or negatively affect consumer confidence and discretionary spending. We continue to actively monitor the impacts of the evolving macroeconomic and geopolitical landscape, including rapidly evolving tariff and global trade policies, on all aspects of our business. The Company and our industry may face challenges related to uncertain economic conditions and heightened uncertainty in the financial markets, inflationary pressure, an uncertain political environment, supply chain disruptions, and lower disposable incomes due to macroeconomic conditions. Although rapidly evolving tariff and global trade policies caused increased uncertainty in the second half of fiscal 2025, we saw little impact to our results in fiscal 2025. However, the extent and duration of the tariffs and the resulting future impact on general economic conditions and our future financial position, liquidity, and results of operations remains uncertain. Sustained macroeconomic challenges, whether due to tariffs or otherwise, could negatively affect consumer discretionary spending decisions within our customers’ establishments, which could negatively impact our sales and profitability.

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

Case Growth

Case volume represents the volume of products sold to customers during a given period of time. Case growth is calculated by dividing the increase (decrease) in the case volumes sold year-over-year by the number of cases sold in the prior year. We define a case as the lowest level of packaged products as received from our suppliers, with one case containing several individually packaged units of the same product. Where individual packaged units are sold separately, case volume is calculated using the case equivalent quantity sold. Case growth provides useful information to management and investors in evaluating sales performance and as an indicator of gross margin performance. In our assessment of sales performance, management utilizes total case growth, as well as organic case growth, which excludes acquisition-related growth until the acquired business has been reflected in our results of operations for at least 12 months. While overall case growth reflects a key component of sales growth, case growth by customer type provides additional context around gross profit performance. Management also reviews case volume growth by customer type, with distinction between Foodservice independent and chain customers, as this provides a measure of gross profit performance due to the pricing strategies and product mix differences associated with each customer type.

Net Sales

Net sales is equal to gross sales, plus excise taxes, minus sales returns; minus sales incentives that we offer to our customers, such as rebates and discounts that are offsets to gross sales; and certain other adjustments. Our net sales are driven by changes in case volumes, product inflation that is reflected in the pricing of our products, mix of products sold, and acquisitions.

Gross Profit

Gross profit is equal to our net sales minus our cost of goods sold. Cost of goods sold primarily includes inventory costs (net of supplier consideration) and inbound freight. Cost of goods sold generally changes as we incur higher or lower costs from our suppliers and as our customer and product mix changes.

Adjusted EBITDA

Management measures operating performance based on our Adjusted EBITDA, defined as net income before interest expense, interest income, income and franchise taxes, and depreciation and amortization, further adjusted to exclude certain items that we do not consider part of our core operating results. Such adjustments include certain unusual, non-cash, non-recurring, cost reduction, or other adjustment items permitted in calculating covenant compliance under our ABL Facility and indentures (other than certain pro forma adjustments permitted under our ABL Facility and indentures governing the Notes due 2027, Notes due 2029, and Notes due 2032 relating to the Adjusted EBITDA contribution of acquired entities or businesses prior to the acquisition date). Under our ABL Facility and indentures, our ability to engage in certain activities such as incurring certain additional indebtedness, making certain investments, and making restricted payments is tied to ratios based on Adjusted EBITDA (as defined in the ABL Facility and indentures). Our definition of Adjusted EBITDA may not be the same as similarly titled measures used by other companies.

Adjusted EBITDA is not a measure of operating income, operating performance, or liquidity presented in accordance with , or required by, GAAP and is subject to important limitations. We use this measure to evaluate the performance of our business on a consistent basis over time and for business planning purposes. In addition, targets based on Adjusted EBITDA are among the measures we use to evaluate our management’s performance for purposes of determining their compensation under our incentive plans. We believe that the presentation of Adjusted EBITDA is useful to investors because it is frequently used by securities analysts, investors, and other interested parties, including our lenders under the ABL Facility and holders of our Notes due 2027, Notes due 2029, and Notes due 2032, in their evaluation of the operating performance of companies in industries similar to ours.

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
•
does not include acquisition, restructuring, and other costs incurred to realize future cost savings and enhance our operations; and
•
does not include items outside of the ordinary course of the Company's operations and not indicative of ongoing performance.

We have included below reconciliations of Adjusted EBITDA to the most directly comparable measure calculated in accordance with GAAP for the periods presented.

Results of Operations and Adjusted EBITDA

The following table sets forth a summary of our results of operations and Adjusted EBITDA for the periods indicated:

	Fiscal Year Ended			Fiscal 2025		Fiscal 2024
(In millions, except per share data)	June 28, 2025	June 29, 2024	July 1, 2023	Change	%	Change	%
Net sales	$63,298.9	$58,281.2	$57,254.7	$5,017.7	8.6	1,026.5	1.8
Cost of goods sold	55,882.3	51,704.1	50,999.8	4,178.2	8.1	704.3	1.4
Gross profit	7,416.6	6,577.1	6,254.9	839.5	12.8	322.2	5.2
Operating expenses	6,600.3	5,750.7	5,489.1	849.6	14.8	261.6	4.8
Operating profit	816.3	826.4	765.8	(10.1)	(1.2)	60.6	7.9
Other expense, net
Interest expense	358.4	232.2	218.0	126.2	54.3	14.2	6.5
Other, net	(0.9)	(2.6)	3.8	1.7	65.4	(6.4)	(168.4)
Other expense, net	357.5	229.6	221.8	127.9	55.7	7.8	3.5
Income before income taxes	458.8	596.8	544.0	(138.0)	(23.1)	52.8	9.7
Income tax expense	118.6	160.9	146.8	(42.3)	(26.3)	14.1	9.6
Net income (GAAP)	$340.2	$435.9	$397.2	$(95.7)	(22.0)	38.7	9.7
Adjusted EBITDA	$1,766.9	$1,506.1	$1,363.4	$260.8	17.3	142.7	10.5
Weighted-average common shares outstanding:
Basic	154.8	154.4	154.2	0.4	0.3	0.2	0.1
Diluted	156.4	156.0	156.1	0.4	0.3	(0.1)	(0.1)
Earnings per common share:
Basic	$2.20	$2.82	$2.58	$(0.62)	(22.0)	$0.24	9.3
Diluted	$2.18	$2.79	$2.54	$(0.61)	(21.9)	$0.25	9.8

We believe that the most directly comparable GAAP measure to Adjusted EBITDA is net income. The following table reconciles Adjusted EBITDA to net income for the periods presented:

	Fiscal Year Ended
(In millions)	June 28, 2025	June 29, 2024	July 1, 2023
Net income (GAAP)	$340.2	$435.9	$397.2
Interest expense	358.4	232.2	218.0
Income tax expense	118.6	160.9	146.8
Depreciation	455.3	355.2	315.7
Amortization of intangible assets	262.6	201.5	181.0
Change in LIFO reserve (1)	88.1	62.3	39.2
Stock-based compensation expense	47.8	41.9	43.3
Loss (gain) on fuel derivatives	0.2	(1.8)	5.7
Acquisition, integration & reorganization expenses (2)	87.8	23.7	10.6
Other adjustments (3)	7.9	(5.7)	5.9
Adjusted EBITDA (Non-GAAP)	$1,766.9	$1,506.1	$1,363.4
(1)
Includes increases in the last-in-first-out (“LIFO”) reserve of $6.6 million for Foodservice and $81.5 million for Convenience for fiscal 2025 compared to increases of $3.8 million for Foodservice and $58.5 million for Convenience for fiscal 2024 and a decrease of $19.2 million for Foodservice and an increase of $58.4 million for Convenience for fiscal 2023.
(2)
Includes professional fees and other costs related to in-progress, completed, and abandoned acquisitions, costs of integrating certain of our facilities, and facility closing costs.
(3)
Includes a $3.8 million gain on the sale of a Foodservice warehouse facility for fiscal year 2025 and an $8.1 million gain on the sale of a Foodservice warehouse facility for fiscal year 2024, as well as amounts related to favorable and unfavorable leases, litigation-related accruals, severance, franchise tax expense, insurance proceeds due to hurricane and other weather related events, foreign currency transaction gains and losses, gains and losses on disposals of other fixed assets, and other adjustments permitted by our ABL Facility.

Consolidated Results of Operations

Fiscal year ended June 28, 2025 compared to fiscal year ended June 29, 2024

Net Sales

Net sales growth is primarily a function of acquisitions, case growth, pricing, including product inflation/deflation, and a changing mix of customers, channels, and product categories sold. Net sales increased $5.0 billion, or 8.6%, in fiscal 2025 compared to fiscal 2024.

The increase in net sales was driven by recent acquisitions, including the Cheney Brothers Acquisition, an increase in cases sold, including a favorable shift in mix of cases sold, and an increase in selling price per case as a result of inflation. Total case volume increased 8.5% during fiscal 2025 compared to fiscal 2024. Total organic case volume increased 2.1% in fiscal 2025 compared to the prior fiscal year. Total organic case volume benefited from a 4.6% increase in organic independent cases sold during fiscal 2025, including growth in Performance Brands cases and growth in cases sold to Foodservice's chain business. The overall rate of product cost inflation was approximately 4.7% for fiscal 2025.

Gross Profit

Gross profit increased $839.5 million, or 12.8%, in fiscal 2025 compared to fiscal 2024. The increase in gross profit was primarily driven by recent acquisitions, including the Cheney Brothers Acquisition, cost of goods sold optimization through procurement efficiencies, as well as a favorable shift in the mix of cases sold, including growth in the independent channel. Independent customers typically receive more services from us, cost more to serve, and pay a higher gross profit per case than other customers.

Operating Expenses

Operating expenses increased $849.6 million, or 14.8%, for fiscal 2025 compared to fiscal 2024. The increase in operating expenses was primarily driven by recent acquisitions, including the Cheney Brothers Acquisition, a $191.4 million increase in personnel expenses primarily related to wages and salaries, commissions, and benefits, a $53.5 million increase in depreciation expense mainly driven by an increase in transportation equipment under finance leases, a $34.3 million increase in professional fees and outside services primarily related to recent acquisitions, and a $28.0 million increase in insurance expense primarily related to workers’ compensation and vehicle liability compared to the prior year. These increases were partially offset by a $31.9 million decrease in fuel expenses primarily due to lower fuel prices for fiscal 2025 compared to the prior fiscal year.

Net Income

Net income decreased $95.7 million, or 22.0%, for fiscal 2025 compared to fiscal 2024 driven by an increase in depreciation and amortization and interest expense primarily related to recent acquisitions, partially offset by a decrease in income tax expense and gross profit contributions from recent acquisitions. The increase in interest expense was primarily the result of an increase in the average borrowings, including finance lease obligations, during fiscal 2025 compared to the prior fiscal year.

The Company reported income tax expense of $118.6 million for fiscal 2025 compared to $160.9 million for fiscal 2024. Our effective tax rate for fiscal 2025 was 25.8% compared to 27.0% for the prior fiscal year. The effective tax rate differed from the prior year primarily due to an increase in benefit from stock-based compensation and an increase in income tax credits net of valuation allowance established, partially offset by an increase in non-deductible expenses and an increase in state taxes as a percentage of income.

Segment Results

In the third quarter of fiscal 2025, the Company updated its operating segments to reflect the manner in which the business is managed. The Company continues to have three reportable segments: Foodservice, Convenience, and Specialty (formerly Vistar). Management evaluates the performance of these segments based on various operating and financial metrics, including their respective sales growth, and Segment Adjusted EBITDA, which is the Company’s GAAP measure of segment profit. Segment Adjusted EBITDA is defined as net income before interest expense, interest income, income taxes, depreciation, and amortization and excludes certain items that the Company does not consider part of its segments’ core operating results, including stock-based compensation expense, changes in the LIFO reserve, acquisition, integration and reorganization expenses, and gains and losses related to fuel derivatives. The presentation and amounts for the fiscal years ended June 29, 2024 and July 1, 2023 have been recast to reflect these segment changes. See Note 19. Segment Information of the consolidated financial statements in this Form 10-K.

Corporate & All Other is comprised of unallocated corporate overhead and certain operations that are not considered separate reportable segments based on their size.

The following tables set forth net sales and Adjusted EBITDA by reportable segment and the reconciling items for Corporate & All Other and eliminations for the periods indicated (dollars in millions):

Net Sales

	Fiscal Year Ended			Fiscal 2025		Fiscal 2024
	June 28, 2025	June 29, 2024	July 1, 2023	Change	%	Change	%
Foodservice	$33,646.1	$29,061.5	$28,527.5	$4,584.6	15.8	$534.0	1.9
Convenience	24,507.5	24,177.0	24,119.6	330.5	1.4	57.4	0.2
Specialty	4,905.0	4,789.8	4,549.3	115.2	2.4	240.5	5.3
Total Segments	$63,058.6	$58,028.3	$57,196.4	$5,030.3	8.7	$831.9	1.5
Corporate & All Other	955.0	909.2	663.5	45.8	5.0	245.7	37.0
Intersegment Eliminations	(714.7)	(656.3)	(605.2)	(58.4)	(8.9)	(51.1)	(8.4)
Total net sales	$63,298.9	$58,281.2	$57,254.7	$5,017.7	8.6	$1,026.5	1.8

Segment Adjusted EBITDA

	Fiscal Year Ended			Fiscal 2025		Fiscal 2024
	June 28, 2025	June 29, 2024	July 1, 2023	Change	%	Change	%
Foodservice	$1,221.6	$982.2	$924.5	$239.4	24.4	$57.7	6.2
Convenience	407.3	363.6	328.8	43.7	12.0	34.8	10.6
Specialty	348.2	340.6	325.3	7.6	2.2	15.3	4.7
Total Segments	$1,977.1	$1,686.4	$1,578.6	$290.7	17.2	$107.8	6.8
Corporate & All Other	(210.2)	(180.3)	(215.2)	(29.9)	(16.6)	34.9	16.2
Total Adjusted EBITDA	$1,766.9	$1,506.1	$1,363.4	$260.8	17.3	$142.7	10.5

Segment Results—Foodservice

Fiscal year ended June 28, 2025 compared to fiscal year ended June 29, 2024

Net Sales

Net sales for Foodservice increased $4.6 billion, or 15.8%, from fiscal 2024 to fiscal 2025. This increase in net sales was driven by recent acquisitions, an increase in selling price per case as a result of inflation, and case volume growth, including growth in our independent and chain business. The Cheney Brothers Acquisition contributed $2.7 billion to net sales in fiscal 2025. Total case growth for Foodservice was 12.7% from fiscal 2024 to fiscal 2025. Total independent case growth was 16.9% in fiscal 2025 compared to the prior fiscal year driven by recent acquisitions. Securing new and expanding business with independent customers resulted in organic independent case growth of 4.6% in fiscal 2025 compared to the prior fiscal year. For fiscal 2025, independent sales as a percentage of total segment sales were 40.6%.

Segment Adjusted EBITDA

Adjusted EBITDA for Foodservice increased $239.4 million, or 24.4%, from fiscal 2024 to fiscal 2025. This increase was the result of an increase in gross profit, partially offset by an increase in operating expenses. Gross profit contributing to Foodservice’s Adjusted EBITDA increased $805.6 million, or 19.7% in fiscal 2025 compared to the prior fiscal year. The increase in gross profit was driven by recent acquisitions, including the Cheney Brothers Acquisition, a favorable shift in the mix of cases sold, and growth in cases sold, including more Performance Brands products sold to our independent customers. The Cheney Brothers Acquisition contributed $485.0 million to Foodservice’s gross profit impacting Adjusted EBITDA in fiscal 2025.

Operating expenses impacting Foodservice’s Adjusted EBITDA increased by $566.9 million, or 18.2%, from fiscal 2024 to fiscal 2025. Operating expenses increased compared to the prior fiscal year primarily as a result of recent acquisitions, including the Cheney Brothers Acquisition, a $144.1 million increase in personnel expenses primarily related to salaries and wages, benefits, and commissions, and an increase of $21.0 million in insurance expense primarily related to workers' compensation and vehicle liability, partially offset by a $21.8 million decrease in fuel expense primarily due to lower fuel prices, compared to the prior fiscal year. The Cheney Brothers operating expenses impacting Foodservice's Adjusted EBITDA were $365.6 million in fiscal 2025.

Depreciation of fixed assets and amortization of intangible assets recorded in this segment increased from $294.4 million in fiscal 2024 to $448.5 million in fiscal 2025. Depreciation of fixed assets and amortization of intangible assets increased in fiscal 2025 as a result of recent acquisitions, including the Cheney Brothers Acquisition, and an increase in transportation equipment under finance leases. Total depreciation and amortization related to Cheney Brothers was $83.4 million in fiscal 2025.

Segment Results—Convenience

Fiscal year ended June 28, 2025 compared to fiscal year ended June 29, 2024

Net Sales

Net sales for Convenience increased $330.5 million, or 1.4%, from fiscal 2024 to fiscal 2025. The increase in net sales for Convenience was driven by higher selling prices per case due to continued inflation, an acquisition completed in the fourth quarter of fiscal 2025, and year-over-year organic case volume growth of 0.6%.

Segment Adjusted EBITDA

Adjusted EBITDA for Convenience increased $43.7 million, or 12.0%, from fiscal 2024 to fiscal 2025 as a result of an increase in gross profit, partially offset by an increase operating expenses. Gross profit contributing to Convenience’s Adjusted EBITDA increased $68.1 million, or 4.3%, for fiscal 2025 compared to the prior fiscal year primarily due to inventory holding gains and pricing improvement from procurement efficiencies. Operating expenses impacting Convenience’s Adjusted EBITDA, increased $22.8 million, or 1.9%, for fiscal 2025 compared to the prior fiscal year primarily as a result of a $15.1 million increase in personnel expenses related to wages, salaries, and benefits, a $9.7 million increase in insurance expense, and a $4.9 million increase in outbound freight expense. This increase in operating expenses was partially offset by a $8.0 million decrease in fuel expense compared to the prior fiscal year.

Depreciation and amortization of intangible assets recorded in this segment increased from $153.5 million in fiscal 2024 to $157.7 million in fiscal 2025 as a result of an increase in transportation equipment under finance leases.

Segment Results—Specialty

Fiscal year ended June 28, 2025 compared to fiscal year ended June 29, 2024

Net Sales

Net sales for Specialty increased $115.2 million, or 2.4%, from fiscal 2024 to fiscal 2025. The increase in net sales was driven primarily by growth in the vending channel and an acquisition in the second quarter of fiscal 2024. Total organic case volume growth for Specialty for fiscal 2025 was 1.4%, as growth in the vending, office coffee service, and value channels was partially offset by declines in theater cases sold compared to the prior fiscal year.

Segment Adjusted EBITDA

Adjusted EBITDA for Specialty increased $7.6 million, or 2.2%, from fiscal 2024 to fiscal 2025 as a result of an increase in gross profit, partially offset by an increase in operating expenses. Gross profit contributing to Specialty’s Adjusted EBITDA increased $32.6 million, or 3.8%, in fiscal 2025 compared to fiscal 2024, primarily driven by an acquisition in the second quarter of fiscal 2024, procurement-related cost improvements, and inventory holding gains. Operating expenses impacting Specialty’s Adjusted EBITDA increased $25.4 million, or 5.0%, for fiscal 2025 compared to the prior fiscal year primarily driven by $18.1 million of expenses related to an acquisition in the second quarter of fiscal 2024, $4.7 million in variable operational expenses as a result of a shift in channel mix, and a $4.4 million increase in occupancy costs primarily associated with building expansions, partially offset by a $3.3 million reduction in lease expense as the segment has transitioned to finance leases for fleet equipment and a $2.9 million decrease in fuel expense compared to the prior fiscal year.

Depreciation and amortization of intangible assets recorded in this segment increased from $49.9 million in fiscal 2024 to $54.6 million in fiscal 2025 due primarily to an acquisition in the second quarter of fiscal 2024.

Liquidity and Capital Resources

We have historically financed our operations and growth primarily with cash flows from operations, borrowings under our ABL Facility, operating and finance leases, and normal trade credit terms. We have typically funded our acquisitions with additional borrowings under our ABL Facility or with the net proceeds from the issuances of senior notes. Our borrowing levels are subject to seasonal fluctuations, as well as procurement and acquisition activities. We borrow under our credit facility or pay it down regularly based on our cash flows from operating and investing activities. Our practice is to minimize interest expense while maintaining reasonable liquidity.

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

We are exposed to interest rate risk related to changes in interest rates for borrowings under our ABL Facility. To add stability to interest expense and manage our exposure to interest rate movements, we enter into interest rate swap agreements. These swaps are designated as cash flow hedges and involve the receipt of variable-rate amounts from a counterparty in exchange for making fixed-rate payments. As of June 28, 2025, $150.0 million of the outstanding ABL Facility balance is currently hedged under interest rate swaps, which results in 68% of our total debt outstanding, including finance lease obligations, being fixed-rate debt.

In November 2022, the Board of Directors authorized a share repurchase program for up to $300 million of the Company’s outstanding common stock. Under this share repurchase program, during the fiscal year ended June 28, 2025, the Company repurchased and subsequently retired 0.8 million shares of common stock, for a total cost of $57.6 million or an average cost of $75.53 per share. During the fiscal year ended June 29, 2024, the Company repurchased and subsequently retired 1.3 million shares of common stock, for a total cost of $78.1 million or an average cost of $58.83 per share. During the fiscal year ended July 1, 2023, the Company repurchased and subsequently retired 0.2 million shares of common stock, for a total cost of $11.2 million or an average cost of $56.06 per share.

On May 27, 2025, the Board of Directors authorized a new share repurchase program for up to $500 million of the Company’s outstanding common stock. This authorization replaces the previously authorized $300 million share repurchase program. The new share repurchase program has an expiration date of May 27, 2029. Repurchases of the Company’s outstanding common stock will be made in accordance with applicable securities laws and may be made at management’s discretion from time to time in the open market, through privately negotiated transactions or otherwise, including pursuant to Rule 10b5-1 trading plans. The share repurchase program may be amended, suspended or discontinued at any time at the Board’s discretion, and does not commit the Company to repurchase any specified number of shares of its common stock. The actual timing, number and value of the shares to be purchased under the program will be determined by the Company at its discretion and will depend on a number of factors, including the performance of the Company’s stock price, general market and other conditions, applicable legal requirements and compliance with the terms of the Company’s outstanding indebtedness. As of June 28, 2025, $500 million remained available for additional share repurchases under the program.

Our contractual cash requirements over the next 12 months and beyond relate to our long-term debt and associated interest payments, operating and finance leases, and purchase obligations. For information regarding the Company’s expected cash requirements related to long-term debt and operating and finance leases, see Note 8. Debt and Note 12. Leases, respectively, within the Notes to Consolidated Financial Statements included in Item 8. As of June 28, 2025, the Company had total purchase obligations of $276.8 million, which includes agreements for purchases related to capital projects and services in the normal course of business, for which all significant terms have been confirmed, as well as a minimum amount due for various Company meetings and conferences. Purchase obligations also include amounts committed to various capital projects in process or scheduled to be completed in the coming fiscal years. Included in the total purchase obligations above are commitments of $170.9 million for capital projects related to warehouse expansion and improvements and warehouse equipment. The Company anticipates using cash flows from operations or borrowings under the ABL Facility to fulfill these commitments. Amounts due under these agreements were not included in the Company’s consolidated balance sheet as of June 28, 2025.

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

At June 28, 2025, our cash balance totaled $86.7 million, including restricted cash of $8.2 million, as compared to a cash balance totaling $27.7 million, including restricted cash of $7.7 million, at June 29, 2024.

Operating Activities

Fiscal year ended June 28, 2025 compared to fiscal year ended June 29, 2024

During fiscal 2025 and fiscal 2024, our operating activities provided cash flow of $1,210.1 million and $1,163.0 million, respectively. The increase in cash flows provided by operating activities in fiscal 2025 compared to fiscal 2024 was largely driven by higher cash-based operating income, partially offset by changes in the timing of advanced purchases of inventory.

Investing Activities

Fiscal year ended June 28, 2025 compared to fiscal year ended June 29, 2024

Cash used in investing activities totaled $3,089.0 million in fiscal 2025 compared to $682.7 million in fiscal 2024. These investments consisted primarily of net cash paid for recent acquisitions of $2,596.4 million and $307.7 million for fiscal years 2025 and 2024, respectively, along with capital purchases of property, plant, and equipment of $506.0 million and $395.6 million for fiscal years 2025 and 2024, respectively. In fiscal 2025, purchases of property, plant, and equipment primarily consisted of outlays for warehouse improvements and expansions, warehouse equipment, transportation equipment, and information technology. The following table presents the capital purchases of property, plant, and equipment by segment.

	Fiscal Year Ended
(In millions)	June 28, 2025	June 29, 2024	July 1, 2023
Foodservice	$382.7	$260.1	$191.8
Convenience	59.0	43.7	46.3
Specialty	33.3	53.8	18.0
Corporate & All Other	31.0	38.0	13.6
Total capital purchases of property, plant and equipment	$506.0	$395.6	$269.7

Financing Activities

During fiscal 2025, our financing activities provided cash flow of $1,937.9 million, which consisted primarily of $1,194.2 million in net borrowings under our ABL Facility and $1.0 billion in cash received from the issuance and sales of the Notes due 2032, partially offset by $188.0 million in payments under finance lease obligations and $57.6 million in repurchases of common stock.

During fiscal 2024, our financing activities used cash flow of $472.6 million, which consisted primarily of $275.0 million in cash used for the repayment of the Notes due 2025, $122.2 million in payments under finance lease obligations, and $78.1 million in repurchases of common stock.

The Company's financing arrangements as of June 28, 2025 are described in Note 8. Debt within the Notes to Consolidated Financial Statements included in Item 8. As of June 28, 2025, the Company was in compliance with all of the covenants under the ABL Facility and the indentures governing the Notes due 2027, the Notes due 2029, and the Notes due 2032.

Total Assets by Segment

Total assets by segment discussed below exclude intercompany receivables between segments.

Total assets for Foodservice increased $4,218.7 million from $7,052.4 million as of June 29, 2024 to $11,271.1 million as of June 28, 2025, primarily due to recent acquisitions within the segment as well as an increase in property, plant, and equipment under finance leases.

Total assets for Convenience increased $195.9 million from $4,080.9 million as of June 29, 2024 to $4,276.8 million as of June 28, 2025. During this time period, the segment increased its inventory due to advanced purchases to take advantage of preferred pricing, as well as a recent acquisition, increased its property, plant, and equipment through additional transportation equipment under finance leases, and increased its cash and accounts receivable. The increases in assets year-over-year were partially offset by a decrease in intangible assets due to normal amortization and a decrease in prepaid expenses related to cigarette inventory.

Total assets for Specialty increased $67.8 million from $1,519.1 million as of June 29, 2024 to $1,586.9 million as of June 28, 2025. During this time period, the segment increased its inventory due to advanced purchases to take advantage of preferred pricing, increased its accounts receivable, and increased its property, plant, and equipment through additional transportation equipment under finance leases. These increases were partially offset by a decrease in intangible assets due to normal amortization.

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

Inventory Valuation

Our inventories consist primarily of food and non-food products. The Company values inventories at the lower of cost or net realizable value using the first-in, first-out (“FIFO”) method, weighted average cost method, and last-in, first-out ("LIFO") method. For its LIFO based inventory, the Company utilizes the link chain technique of the dollar value method. FIFO was used for approximately 55.6%, LIFO was used for approximately 38.2%, and weighted average costing was used for approximately 6.2% of total inventories at June 28, 2025. We adjust our inventory balances for slow-moving, excess, and obsolete inventories. These adjustments are based upon inventory category, inventory age, specifically identified items, and overall economic conditions.

Insurance Programs

We maintain high-deductible insurance programs covering portions of general and vehicle liability and workers’ compensation. The amounts in excess of self-insured levels are fully insured by third-party insurance carriers, subject to certain limitations and exclusions. We also maintain self-funded group medical insurance. We accrue our estimated liability for these deductibles, including an estimate, calculated with the assistance of third party actuaries, for incurred but not reported claims, based on known claims and past claims history. The estimated short-term portion of these accruals is included in Accrued expenses on our consolidated balance sheets, while the estimated long-term portion of the accruals is included in Other long-term liabilities. The provisions for insurance claims include estimates of the frequency and timing of claims occurrence, as well as the ultimate amounts to be paid. These insurance programs are managed by a third party, and the deductibles for general and vehicle liability and workers compensation are primarily collateralized by letters of credit, restricted cash, and cash held by the insurance carrier that offsets the insurance accruals.

Income Taxes

We follow Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740-10, Income Taxes—Overall, which requires the use of the asset and liability method of accounting for deferred income taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. The Company takes current and future expirations into consideration when evaluating the need for valuation allowances against deferred tax assets. A valuation allowance is provided when it is more likely than not that all or a portion of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Future tax benefits, including net operating loss carryforwards, are recognized to the extent that realization of such benefits is more likely than not. Investment tax credits are recognized as a reduction of income tax expense. Uncertain tax positions are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, developments in case law, and expirations of statutes of limitations. Such adjustments are reflected in the tax provision as appropriate. Income tax calculations are based on the tax laws enacted as of the date of the financial statements.

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

Consideration received for incentives that contain volume and growth rebates, annual incentives, and multi-year incentives are recorded as a reduction of cost of goods sold. We rationally allocate the consideration for these incentives to each underlying transaction that results in progress by the Company toward earning the incentives. If the incentives are not probable and reasonably estimable, we record the incentives as the underlying objectives or milestones are achieved. We record annual and multi-year incentives when earned, generally over the agreement period. We use current and historical purchasing data, forecasted purchasing volumes, and other factors in estimating whether the underlying objectives or milestones will be achieved. Consideration received to promote and sell the supplier’s products is typically a reimbursement of marketing costs incurred by the Company and is recorded as a reduction of our operating expenses. If the amount of consideration received from the suppliers exceeds our marketing costs, any excess is recorded as a reduction of cost of goods sold.

Acquisitions, Goodwill, and Other Intangible Assets

We account for acquired businesses using the acquisition method of accounting. Our financial statements reflect the operations of an acquired business starting from the completion of the acquisition. Goodwill and other intangible assets represent the excess of cost of an acquired entity over the amounts specifically assigned to those tangible net assets acquired in a business combination. Other identifiable intangible assets typically include customer relationships, trade names, technology, non-compete agreements, and favorable lease assets. Goodwill and intangibles with indefinite lives are not amortized. Intangibles with definite lives are amortized on a straight-line basis over their useful lives, which generally range from two to twelve years. Annually, or when certain triggering events occur, the Company assesses the useful lives of its intangibles with definite lives. The gross cost and accumulated amortization of intangible assets are removed when the recorded amounts are fully amortized and the asset is no longer in use or the contract has expired. Amortization expense is recognized in operating expenses on the consolidated statements of operations.

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

We perform a qualitative assessment (commonly referred to as “step zero”) to determine whether further quantitative analysis for impairment of goodwill is necessary. In performing step zero for our goodwill impairment test, we are required to make assumptions and judgments, including but not limited to: the evaluation of macroeconomic conditions as related to our business, industry and market trends, and the overall future financial performance of our reporting units and future opportunities in the markets in which they operate. If impairment indicators are present after performing step zero, we would perform a quantitative impairment analysis to estimate the fair value of goodwill.

During fiscal 2025, fiscal 2024, and fiscal 2023, we performed the step zero analysis for our goodwill impairment test and no further quantitative impairment test was deemed necessary for our reporting units within our reportable segments. Based on our assessment, there were no impairments recorded in fiscal 2025 or fiscal 2024. There was an immaterial impairment of goodwill related to reporting units within the Corporate & All Other segment for fiscal 2023.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

All of our market sensitive instruments are entered into for purposes other than trading. Our market risks consist of interest rate risk and fuel price risk.

Interest Rate Risk

We are exposed to interest rate risk related to changes in interest rates for borrowings under our ABL Facility. Although we hedge a portion of our interest rate risk through interest rate swaps, any borrowings under our ABL Facility in excess of the notional amount of the swaps will be subject to variable interest rates.

As of June 28, 2025, our subsidiary, Performance Food Group, Inc., had two interest rate swaps with a combined notional value of $150.0 million that were designated as cash flow hedges of interest rate risk. See Note 9. Derivatives and Hedging Activities within the Notes to Consolidated Financial Statements included in Item 8 for further discussion of these interest rate swaps.

The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction impacts earnings. Amounts reported in accumulated other comprehensive income on the consolidated statements of comprehensive income related to derivatives will be reclassified to interest expense on the consolidated statements of operations as hedged interest payments are made on our debt. During the next twelve months, we estimate that gains of approximately $0.8 million will be reclassified as a decrease to interest expense.

Based on the fair values of these interest rate swaps as of June 28, 2025, a hypothetical 100 bps decrease in SOFR would result in a loss of $3.4 million and a hypothetical 100 bps increase in SOFR would result in a gain of $3.3 million within accumulated other comprehensive income.

Assuming an average daily balance on our ABL Facility of approximately $2.4 billion, approximately $150.0 million of our outstanding long-term debt is fixed through interest rate swap agreements over the next 12 months and approximately $2.2 billion represents variable-rate debt. A hypothetical 100 bps increase in SOFR on our variable-rate debt would lead to an increase of approximately $22.1 million in annual interest expense.

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

As of June 28, 2025, we had collars in place for approximately 15% of the gallons we expect to use over the twelve months following June 28, 2025. Any changes in fair value are recorded in the period of the change as unrealized gains or losses on fuel hedging instruments within other, net on the consolidated statements of operations. A hypothetical 10% increase or decrease in expected diesel fuel prices would result in an immaterial gain or loss for these derivative instruments.

Our fuel purchases occur at market prices. Using published market price projections for diesel and estimates of fuel consumption, a 10% hypothetical increase in diesel prices from the market price would result in a potential increase of approximately $26.3 million in fuel costs included in operating expenses on the consolidated statements of operations. As discussed above, this increase in fuel costs would be partially offset by fuel surcharges passed through to our customers.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

Audited Consolidated Financial Statements as of June 28, 2025 and June 29, 2024 and for the fiscal years ended June 28, 2025, June 29, 2024, and July 1, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Performance Food Group Company

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Performance Food Group Company and subsidiaries (the “Company”) as of June 28, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 28, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 28, 2025, of the Company and our report dated August 13, 2025, expressed an unqualified opinion on those financial statements.

As described in Management's Annual report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Cheney Brothers, which was acquired on October 8, 2024, and whose financial statements constitute 15% of total assets, 4% of net sales, and (3.3)% of net income of the consolidated financial statement amounts as of and for the year ended June 28, 2025. Accordingly, our audit did not include the internal control over financial reporting at Cheney Brothers.

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

August 13, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Performance Food Group Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Performance Food Group Company and subsidiaries (the “Company”) as of June 28, 2025 and June 29, 2024, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the fiscal years in the period ended June 28, 2025, June 29, 2024, and July 1, 2023, and the related notes and the schedule listed in the Index at Item 8 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 28, 2025 and June 29, 2024, and the results of its operations and its cash flows for each of the fiscal years ended June 28, 2025, June 29, 2024, and July 1, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 28, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 13, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
•
We obtained an understanding of the types of vendor rebates and other promotional incentives the Company receives, and the Company’s accounting policies related to these incentives. Based on that understanding, we performed substantive analytical procedures by developing an independent estimate for each type of incentive and compared our estimate to the amount recorded by management as a reduction of cost of goods sold.
•
We performed a monthly margin analysis whereby we compared margins generated in prior periods to identify anomalies in margin. We investigated significant variances from the same periods in prior years.

/s/ DELOITTE & TOUCHE LLP

Richmond, Virginia

August 13, 2025

We have served as the Company’s auditor since 2007.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)	As of June 28, 2025	As of June 29, 2024
ASSETS
Current assets:
Cash	$78.5	$20.0
Accounts receivable, less allowances of $69.0 and $55.2	2,833.0	2,478.9
Inventories, net	3,887.7	3,314.7
Income taxes receivable	96.2	71.6
Prepaid expenses and other current assets	239.7	268.1
Total current assets	7,135.1	6,153.3
Goodwill	3,480.1	2,418.3
Other intangible assets, net	1,688.5	971.1
Property, plant and equipment, net	4,458.7	2,788.5
Operating lease right-of-use assets	933.8	875.5
Other assets	185.0	186.2
Total assets	$17,881.2	$13,392.9
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable and outstanding checks in excess of deposits	3,165.3	2,594.4
Accrued expenses and other current liabilities	1,025.9	908.3
Finance lease obligations—current installments	221.9	147.2
Operating lease obligations—current installments	104.5	108.2
Total current liabilities	4,517.6	3,758.1
Long-term debt	5,388.8	3,198.5
Deferred income tax liability, net	887.1	497.9
Finance lease obligations, excluding current installments	1,379.9	703.2
Operating lease obligations, excluding current installments	900.7	819.3
Other long-term liabilities	334.7	289.0
Total liabilities	13,408.8	9,266.0
Commitments and contingencies (Note 15)
Shareholders’ equity:
Common Stock: $0.01 par value per share, 1.0 billion shares authorized, 154.9 million shares issued and outstanding as of June 28, 2025; 154.2 million shares issued and outstanding as of June 29, 2024	1.5	1.5
Additional paid-in capital	2,831.0	2,818.5
Accumulated other comprehensive (loss) income, net of tax benefit (expense) of $0.9 and ($1.5)	(3.2)	4.0
Retained earnings	1,643.1	1,302.9
Total shareholders’ equity	4,472.4	4,126.9
Total liabilities and shareholders’ equity	$17,881.2	$13,392.9

See accompanying notes to consolidated financial statements, which are an integral part of these audited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)	Fiscal Year Ended June 28, 2025	Fiscal Year Ended June 29, 2024	Fiscal Year Ended July 1, 2023
Net sales	$63,298.9	$58,281.2	$57,254.7
Cost of goods sold	55,882.3	51,704.1	50,999.8
Gross profit	7,416.6	6,577.1	6,254.9
Operating expenses	6,600.3	5,750.7	5,489.1
Operating profit	816.3	826.4	765.8
Other expense, net:
Interest expense	358.4	232.2	218.0
Other, net	(0.9)	(2.6)	3.8
Other expense, net	357.5	229.6	221.8
Income before taxes	458.8	596.8	544.0
Income tax expense	118.6	160.9	146.8
Net income	$340.2	$435.9	$397.2
Weighted-average common shares outstanding:
Basic	154.8	154.4	154.2
Diluted	156.4	156.0	156.1
Earnings per common share:
Basic	$2.20	$2.82	$2.58
Diluted	$2.18	$2.79	$2.54

See accompanying notes to consolidated financial statements, which are an integral part of these audited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)	Fiscal Year Ended June 28, 2025	Fiscal Year Ended June 29, 2024	Fiscal Year Ended July 1, 2023
Net income	$340.2	$435.9	$397.2
Other comprehensive (loss) income, net of tax
Interest rate swaps:
Change in fair value, net of tax	(1.3)	3.4	11.5
Reclassification adjustment, net of tax	(5.9)	(12.0)	(8.1)
Foreign currency translation adjustment, net of tax	—	(1.4)	(0.8)
Other comprehensive (loss) income	(7.2)	(10.0)	2.6
Total comprehensive income	$333.0	$425.9	$399.8

See accompanying notes to consolidated financial statements, which are an integral part of these audited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Shareholders’
(In millions)	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance as of July 2, 2022	153.6	$1.5	2,816.8	11.4	469.8	3,299.5
Net income	—	—	—	—	397.2	397.2
Interest rate swaps	—	—	—	3.4	—	3.4
Foreign currency translation adjustment	—	—	—	(0.8)	—	(0.8)
Issuance of common stock under stock-based compensation plans	0.6	—	(9.5)	—	—	(9.5)
Issuance of common stock under employee stock purchase plan	0.5	—	27.7	—	—	27.7
Common stock repurchased	(0.2)	—	(11.2)	—	—	(11.2)
Stock-based compensation expense	—	—	39.2	—	—	39.2
Balance as of July 1, 2023	154.5	$1.5	$2,863.0	$14.0	$867.0	$3,745.5
Net income	—	—	—	—	435.9	435.9
Interest rate swaps	—	—	—	(8.6)	—	(8.6)
Foreign currency translation adjustment	—	—	—	(1.4)	—	(1.4)
Issuance of common stock under stock-based compensation plans	0.8	—	(19.3)	—	—	(19.3)
Issuance of common stock under employee stock purchase plan	0.2	—	15.5	—	—	15.5
Common stock repurchased	(1.3)	—	(78.1)	—	—	(78.1)
Stock-based compensation expense	—	—	37.4	—	—	37.4
Balance as of June 29, 2024	154.2	$1.5	$2,818.5	$4.0	$1,302.9	$4,126.9
Net income	—	—	—	—	340.2	340.2
Interest rate swaps	—	—	—	(7.2)	—	(7.2)
Foreign currency translation adjustment	—	—	—	—	—	—
Issuance of common stock under stock-based compensation plans	1.1	—	(7.7)	—	—	(7.7)
Issuance of common stock under employee stock purchase plan	0.4	—	32.7	—	—	32.7
Common stock repurchased	(0.8)	—	(57.6)	—	—	(57.6)
Stock-based compensation expense	—	—	45.1	—	—	45.1
Balance as of June 28, 2025	154.9	$1.5	$2,831.0	$(3.2)	$1,643.1	$4,472.4

See accompanying notes to consolidated financial statements, which are an integral part of these audited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)	Fiscal Year Ended June 28, 2025	Fiscal Year Ended June 29, 2024	Fiscal Year Ended July 1, 2023
Cash flows from operating activities:
Net income	$340.2	$435.9	$397.2
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	455.3	355.2	315.7
Amortization of intangible assets	262.6	201.5	181.0
Amortization of deferred financing costs	12.6	10.5	10.3
Provision for losses on accounts receivables	22.7	19.8	6.0
Change in LIFO reserve	88.1	62.3	39.2
Stock compensation expense	47.8	41.9	43.4
Deferred income tax (expense) benefit	(0.2)	10.7	20.0
Loss on extinguishment of debt	—	0.9	—
Change in fair value of derivative assets and liabilities	(0.8)	(4.1)	19.0
Other non-cash activities	2.5	(2.4)	9.0
Changes in operating assets and liabilities, net
Accounts receivable	(151.9)	(81.1)	(95.6)
Inventories	(337.9)	37.7	56.9
Income taxes receivable	(17.5)	(29.9)	(11.0)
Prepaid expenses and other assets	56.6	(95.8)	(3.2)
Trade accounts payable and outstanding checks in excess of deposits	372.7	124.0	(164.6)
Accrued expenses and other liabilities	57.3	75.9	8.8
Net cash provided by operating activities	1,210.1	1,163.0	832.1
Cash flows from investing activities:
Purchases of property, plant and equipment	(506.0)	(395.6)	(269.7)
Net cash paid for acquisitions	(2,596.4)	(307.7)	(63.8)
Proceeds from sale of property, plant and equipment and other	13.4	20.6	38.9
Net cash used in investing activities	(3,089.0)	(682.7)	(294.6)
Cash flows from financing activities:
Net borrowings (payments) under ABL Facility	1,194.2	6.8	(454.4)
Repayment of Notes due 2025	—	(275.0)	—
Borrowing of Notes due 2032	1,000.0	—	—
Cash paid for debt issuance, extinguishment and modifications	(34.2)	—	—
Payments under finance lease obligations	(188.0)	(122.2)	(88.5)
Net cash paid for acquisitions	(1.5)	—	—
Proceeds from employee stock purchase plan	32.7	15.5	27.7
Proceeds from exercise of stock options	11.1	2.2	3.1
Cash paid for shares withheld to cover taxes	(18.8)	(21.5)	(12.6)
Repurchases of common stock	(57.6)	(78.1)	(11.2)
Other financing activities	—	(0.3)	(0.3)
Net cash provided by (used in) financing activities	1,937.9	(472.6)	(536.2)
Net increase in cash and restricted cash	59.0	7.7	1.3
Cash and restricted cash, beginning of period	27.7	20.0	18.7
Cash and restricted cash, end of period	$86.7	$27.7	$20.0

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

(In millions)	As of June 28, 2025	As of June 29, 2024
Cash	$78.5	$20.0
Restricted cash(1)	8.2	7.7
Total cash and restricted cash	$86.7	$27.7
(1)
Restricted cash is reported within other assets and represents the amounts required by insurers to collateralize a part of the deductibles for the Company’s workers’ compensation and liability claims.

Supplemental disclosures of cash flow information are as follows:

(In millions)	Fiscal Year Ended June 28, 2025	Fiscal Year Ended June 29, 2024	Fiscal Year Ended July 1, 2023
Cash paid during the year for:
Interest net of amounts capitalized	$344.4	$242.1	$218.5
Income tax payments net of refunds	129.7	177.1	134.1

See accompanying notes to consolidated financial statements, which are an integral part of these audited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Business Activities

Business Overview

Performance Food Group Company (the “Company”), through its subsidiaries, markets and distributes primarily national and company-branded food and food-related products to customer locations across North America. The Company serves both of the major customer types in the restaurant industry: (i) independent customers, and (ii) multi-unit, or chain customers, which include some of the most recognizable family and casual dining restaurant chains, as well as schools, business and industry locations, healthcare facilities, and retail establishments. The Company also specializes in distributing candy, snacks, beverages, cigarettes, other tobacco products, health and beauty care products and other items to vending distributors, big-box retailers, theaters, convenience stores, drug stores, grocery stores, travel providers, hospitality providers, and direct to consumers.

Fiscal Years

The Company’s fiscal year ends on the Saturday nearest to June 30th. This resulted in a 52-week year for fiscal 2025, 2024, and 2023. References to “fiscal 2025” are to the 52-week period ended June 28, 2025, references to “fiscal 2024” are to the 52-week period ended June 29, 2024, and references to “fiscal 2023” are to the 52-week period ended July 1, 2023.

Share Repurchase Program

In November 2022, the Board of Directors of the Company authorized a share repurchase program for up to $300 million of the Company’s outstanding common stock. Under this share repurchase program, during the fiscal year ended June 28, 2025, the Company repurchased and subsequently retired 0.8 million shares of common stock, for a total of $57.6 million or an average cost of $75.53 per share. During the fiscal year ended June 29, 2024, the Company repurchased and subsequently retired 1.3 million shares of common stock, for a total of $78.1 million or an average cost of $58.83 per share. During the fiscal year ended July 1, 2023, the Company repurchased and subsequently retired 0.2 million shares of common stock, for a total of $11.2 million or an average cost of $56.06 per share.

On May 27, 2025, the Board of Directors authorized a new share repurchase program for up to $500 million of the Company’s outstanding common stock. This authorization replaces the previously authorized $300 million share repurchase program. The new share repurchase program has an expiration date of May 27, 2029 and may be amended, suspended, or discontinued at any time at the Company's discretion, subject to compliance with applicable laws. As of June 28, 2025, $500 million remained available for share repurchases.

2. Summary of Significant Accounting Policies and Estimates

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. The most significant estimates used by management are related to the accounting for the allowance for doubtful accounts, reserve for inventories, impairment testing of goodwill and other intangible assets, acquisition accounting, reserves for claims and recoveries under insurance programs, vendor rebates and other promotional incentives, depreciation, amortization, determination of useful lives of tangible and intangible assets, and income taxes. Actual results could differ from these estimates.

Risks and Uncertainties

Our business, our industry and the economy are influenced by a number of general macroeconomic factors, including, but not limited to, reduced demand for our products related to unfavorable macroeconomic conditions triggered by developments beyond our control, including geopolitical dynamics and other events that trigger economic volatility or negatively affect consumer confidence and discretionary spending. We continue to actively monitor the impacts of the evolving macroeconomic and geopolitical landscape, including rapidly evolving tariff and global trade policies, on all aspects of our business. The Company and our industry may face challenges related to uncertain economic conditions and heightened uncertainty in the financial markets, inflationary pressure, an uncertain political environment, supply chain disruptions, and lower disposable incomes due to macroeconomic conditions. Although rapidly evolving tariff and global trade policies caused increased uncertainty in the second half of fiscal 2025, we saw little impact to our results in fiscal 2025. However, the extent and duration of the tariffs and the resulting future impact on general economic conditions and our future financial position, liquidity, and results of operations remains uncertain. Sustained macroeconomic challenges, whether due to tariffs or otherwise, could negatively affect consumer discretionary spending decisions within our customers’ establishments, which could negatively impact our sales and profitability.

Cash

The Company maintains its cash primarily in institutions insured by the Federal Deposit Insurance Corporation (“FDIC”). At times, the Company’s cash balance may be in amounts that exceed the FDIC insurance limits. Outstanding checks in excess of deposits are book overdrafts that result in a credit cash balance in the general ledger and are then reinstated as accounts payable. Changes in accounts payable, including checks in excess of deposits, are presented in the operating activities section of the statement of cash flows.

Restricted Cash

The Company is required by its insurers to collateralize a part of the deductibles for its workers’ compensation and liability claims. The Company has chosen to satisfy these collateral requirements primarily by depositing funds in trusts or by issuing letters of credit. The restricted cash balances of $8.2 million and $7.7 million as of June 28, 2025 and June 29, 2024, respectively, represent funds deposited in insurance trusts which are considered Level 1 fair value measurements on the fair value hierarchy.

Accounts Receivable

Accounts receivable are comprised of trade receivables from customers in the ordinary course of business, are recorded at the invoiced amount, adjusted for any discounts granted to customers, and primarily do not bear interest. Accounts receivable also includes other receivables primarily related to various rebate and promotional incentives with the Company’s suppliers. Receivables are recorded net of the allowance for credit losses on the accompanying consolidated balance sheets. The Company evaluates the collectability of its accounts receivable based on a combination of factors. The Company regularly analyzes its significant customer accounts, and when it becomes aware of a specific customer’s inability to meet its financial obligations to the Company, such as bankruptcy filings or deterioration in the customer’s operating results or financial position, the Company records a specific reserve for bad debt to reduce the related receivable to the amount it reasonably believes is collectible. The Company also records reserves for bad debt for other customers based on a variety of factors, including the length of time the receivables are past due, macroeconomic considerations, and historical experience. If circumstances related to specific customers change, the Company’s estimates of the recoverability of receivables could be further adjusted. The Company recorded $22.7 million in provision in fiscal 2025, $19.8 million in provision in fiscal 2024, and $6.0 million in provision in fiscal 2023 related to reserves for expected credit losses.

Inventories

The Company’s inventories consist primarily of food and non-food products. The Company values inventories at the lower of cost or net realizable value using the first-in, first-out (“FIFO”) method, weighted average cost method, and last-in, first-out (“LIFO”) method. For its LIFO based inventory the Company utilizes the link chain technique of the dollar value method. At June 28, 2025, the Company’s inventory balance of $3,887.7 million consisted primarily of finished goods, $2,163.4 million of which was valued at FIFO, $1,483.3 million valued at LIFO, and $241.0 million valued at weighted average cost. At June 29, 2024, the Company’s inventory balance of $3,314.7 million consisted of $2,164.4 million valued at FIFO and $1,150.3 million valued at LIFO. At June 28, 2025 and June 29, 2024, the LIFO balance sheet reserves were $363.0 million and $275.0 million, respectively. Costs in inventory include the purchase price of the product and freight charges to deliver the product to the Company’s warehouses and are net of certain consideration received from vendors in the amount of $112.1 million and $97.6 million as of June 28, 2025 and June 29, 2024, respectively. The Company adjusts its inventory balances for slow-moving, excess, and obsolete inventories. These adjustments are based upon inventory category, inventory age, specifically identified items, and overall economic conditions. As of June 28, 2025 and June 29, 2024, the Company had adjusted its inventories by approximately $18.0 million and $16.5 million, respectively.

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost, less accumulated depreciation and amortization. Cost includes the price paid to acquire or construct the assets, required installation costs, applicable interest charges capitalized during the construction period, and any expenditure that substantially adds to the value or substantially extends the useful life of an existing asset. Additionally, the Company capitalizes qualified costs related to software obtained or developed for internal use as a component of property, plant, and equipment. Routine maintenance and repairs are charged to expense as incurred. The Company begins depreciation and amortization (“depreciation”) for property, plant, and equipment when an asset is both in the location and condition for its intended use.

Depreciation of property, plant and equipment, including finance lease assets, is calculated primarily using the straight-line method over the estimated useful lives of the assets, which range from two to 39 years, and is included primarily in operating expenses on the consolidated statements of operations.

Annually, or when certain triggering events occur, the Company assesses the useful lives of its property, plant and equipment. Long-lived assets held and used by the Company are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the Company compares the carrying value of the asset or asset group to the projected, undiscounted future cash flows expected to be generated by the long-lived asset or asset group. Based on the Company’s assessments, immaterial losses related to the impairment of property, plant and equipment were recorded in fiscal 2025 and fiscal 2024, and no impairment losses related to property, plant, and equipment were recorded in fiscal 2023.

When assets are retired or otherwise disposed, the costs and related accumulated depreciation are removed from the accounts. The difference between the net book value of the asset and proceeds from disposition is recognized as a gain or loss.

Acquisitions, Goodwill, and Other Intangible Assets

The Company accounts for acquired businesses using the acquisition method of accounting. The Company’s financial statements reflect the operations of an acquired business starting from the completion of the acquisition. Goodwill and other intangible assets represent the excess of cost of an acquired entity over the amounts specifically assigned to those tangible net assets acquired in a business combination. Other intangible assets typically include customer relationships, trade names, technology, non-compete agreements, and favorable lease assets. Goodwill and intangibles with indefinite lives are not amortized. Intangibles with definite lives are amortized on a straight-line basis over their useful lives, which generally range from two to twelve years. Annually, or when certain triggering events occur, the Company assesses the useful lives of its intangibles with definite lives. The gross cost and accumulated amortization of intangible assets are removed when the recorded amounts are fully amortized and the asset is no longer in use or the contract has expired. Amortization expense is recognized in operating expenses on the consolidated statements of operations.

Certain assumptions, estimates, and judgments are used in determining the fair value of net assets acquired, including goodwill and other intangible assets, as well as determining the allocation of goodwill to the reporting units. Accordingly, the Company may obtain the assistance of third-party valuation specialists for the valuation of significant tangible and intangible assets. The fair value estimates are based on available historical information and on future expectations and assumptions deemed reasonable by management but that are inherently uncertain. Significant estimates and assumptions inherent in the valuations reflect a consideration of other marketplace participants and include the amount and timing of future cash flows (including expected growth rates and profitability), economic barriers to entry, a brand’s relative market position, and the discount rate applied to the cash flows. Unanticipated market or macroeconomic events and circumstances may occur that could affect the accuracy or validity of the estimates and assumptions. Refer to Note 4. Business Combinations for further discussion of the goodwill and other intangible assets associated with the Company’s acquisitions.

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

The Company performs a qualitative assessment (commonly referred to as “step zero”) to determine whether further quantitative analysis for impairment of goodwill is necessary. In performing step zero for the Company’s goodwill impairment test, the Company is required to make assumptions and judgments including but not limited to the following: the evaluation of macroeconomic conditions as related to the Company’s business, industry and market trends, and the overall future financial performance of its reporting units and future opportunities in the markets in which they operate. If impairment indicators are present after performing step zero, the Company would perform a quantitative impairment analysis to estimate the fair value of goodwill.

During fiscal 2025, fiscal 2024, and fiscal 2023, the Company performed the step zero analysis for its goodwill impairment test and, based on this analysis, determined that no further quantitative impairment test was necessary for the Company’s reporting units within its reportable segments. Based on the Company’s assessment, there were no impairments recorded in fiscal 2025 or fiscal 2024. There was an immaterial impairment of goodwill related to reporting units within the Corporate & All Other segment in fiscal 2023.

Insurance Program

The Company maintains high-deductible insurance programs covering portions of general and vehicle liability and workers’ compensation. The amounts in excess of self-insured levels are fully insured by third-party insurance carriers, subject to certain limitations and exclusions. The Company also maintains self-funded group medical insurance. The Company accrues its estimated liability for these deductibles, including an estimate for incurred but not reported claims, based on known claims and past claims history. The estimated short-term portion of these accruals is included in accrued expenses on the Company’s consolidated balance sheets, while the estimated long-term portion of the accruals is included in other long-term liabilities. The provisions for insurance claims include estimates of the frequency and timing of claims occurrence, as well as the ultimate amounts to be paid. These insurance programs are managed by a third party, and the deductibles for general and vehicle liability and workers compensation are primarily collateralized by letters of credit, restricted cash, and cash held by the insurance carrier that offsets the insurance accruals.

Other Comprehensive (Loss) Income (“OCI”)

Other comprehensive (loss) income is defined as all changes in equity during each period except for those resulting from net income (loss) and investments by or distributions to shareholders. Other comprehensive (loss) income consists primarily of gains or losses from derivative financial instruments that are designated in a hedging relationship and foreign currency translation from foreign operations. For derivative instruments that qualify as cash flow hedges, the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings during the same period or periods during which the hedged transaction affects earnings.

Revenue Recognition

The Company markets and distributes primarily national and Company-branded food and food-related products to customer locations across North America. The Foodservice segment primarily services restaurants and supplies a broad line of products to its customers, including the Company’s Performance Brands and custom-cut meats and seafood, as well as products that are specific to each customer’s menu requirements. The Convenience segment primarily distributes candy, snacks, beverages, cigarettes and other nicotine products, food and food-service products, and other items to convenience stores. Specialty primarily specializes in distributing candy, snacks, beverages, and other food items nationally to vending and office coffee service distributors as well as direct to customer locations including theater and retail locations. The Company disaggregates revenue by customer type and product offerings and determined that disaggregating revenue at the segment level achieves the disclosure objective to depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. Refer to Note 19. Segment Information for external revenue by reportable segment.

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

The transaction price recognized is the invoiced price, adjusted for any incentives, such as rebates and discounts granted to the customer. The Company estimates expected returns based on an analysis of historical experience. We adjust our estimate of revenue at the earlier of when the amount of consideration we expect to receive changes or when the consideration becomes fixed. The Company determined it is responsible for collecting and remitting state and local excise taxes on cigarettes and other tobacco products and presents billed excise taxes as part of revenue. Net sales include amounts related to state and local excise taxes which totaled $3.4 billion, $3.6 billion, and $3.9 billion for fiscal 2025, fiscal 2024, and fiscal 2023, respectively. The Company has made a policy election to exclude sales tax from the transaction price. The Company does not have any significant payment terms as payment is received shortly after the point of sale.

The Company has customer contracts in which incentives are paid upfront to certain customers. These payments have become industry practice and are not related to financing the customer’s business, nor are they associated with any distinct good or service to be received from the customer. These incentive payments are capitalized and amortized over the life of the contract or the expected life of the customer relationship on a straight-line basis. The Company’s contract asset for these incentives totaled $67.0 million and $55.4 million as of June 28, 2025 and June 29, 2024, respectively.

The Company recognizes substantially all of its revenue on a gross basis as a principal. When assessing whether the Company is acting as a principal or an agent, the Company considered the indicators that an entity controls the specified good or service before it is transferred to the customer detailed in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606-10-55-39. The Company believes it earns substantially all revenue as a principal from the sale of products because the Company is responsible for the fulfillment and acceptability of products purchased. Additionally, the Company holds the general inventory risk for the products, as it takes title to the products before the products are ordered by customers and maintains products in inventory.

Cost of Goods Sold

Cost of goods sold includes amounts paid to suppliers and manufacturers for products sold, the cost of transportation necessary to bring the products to the Company’s facilities, plus depreciation related to processing facilities and equipment. The Company determined it is responsible for remitting state and local excise taxes on cigarettes and other tobacco products and presents remittances of excise taxes as part of cost of goods sold. Additionally, federal excise taxes are levied on manufacturers who pass these taxes on to the Company as a portion of the product costs. As a result, federal excise taxes are not a component of the Company’s excise taxes, but are reflected in the cost of inventory until products are sold.

Operating Expenses

Operating expenses include warehouse, delivery, occupancy, insurance, depreciation, amortization, salaries and wages, employee benefits expenses, and other miscellaneous operating expenses.

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

Consideration received for incentives that contain volume and growth rebates, annual incentives, and multi-year incentives are recorded as a reduction of cost of goods sold. The Company rationally allocates the consideration for these incentives to each underlying transaction that results in progress by the Company toward earning the incentives. If the incentives are not probable and reasonably estimable, the Company records the incentives as the underlying objectives or milestones are achieved. The Company records annual and multi-year incentives when earned, generally over the agreement period. The Company uses current and historical purchasing data, forecasted purchasing volumes, and other factors in estimating whether the underlying objectives or milestones will be achieved. Consideration received to promote and sell the supplier’s products is typically a reimbursement of marketing costs incurred by the Company and is recorded as a reduction of the Company’s operating expenses. If the amount of consideration received from the suppliers exceeds the Company’s marketing costs, any excess is recorded as a reduction of cost of goods sold.

Shipping and Handling Costs

Shipping and handling costs, which include costs related to the selection of products and delivery to customers, are recorded in operating expenses in the consolidated statements of operations. The Company incurred shipping and handling costs of $2,867.1 million, $2,582.2 million, and $2,502.8 million for fiscal 2025, fiscal 2024, and fiscal 2023, respectively.

Stock-Based Compensation

The Company’s stock-based compensation plans consist of the Performance Food Group Company 2007 Management Option Plan (the “2007 Option Plan”), the Performance Food Group Company 2015 Omnibus Incentive Plan (the “2015 Incentive Plan”), and the Performance Food Group Company 2024 Omnibus Incentive Plan (the “2024 Incentive Plan”). The Company follows the fair value recognition provisions of FASB ASC 718-10-25, Compensation—Stock Compensation—Overall—Recognition which requires that all stock-based compensation be recognized as an expense in the financial statements. The Company recognizes expense for its stock-based compensation based on the fair value of the awards that are granted. The Company estimates the fair value of service-based options using a Black-Scholes option pricing model. The fair values of service-based restricted stock, restricted stock with performance conditions and restricted stock units are based on the Company’s stock price on the date of grant. The Company estimates the fair value of options and restricted stock with market conditions using a Monte Carlo simulation. Compensation cost is recognized ratably over the requisite service period. For those options and restricted stock that have a performance condition, compensation expense is based upon the number of options or shares, as applicable, expected to vest after assessing the probability that the performance criteria will be met. The Company has made a policy election to account for forfeitures as they occur.

Compensation expense related to the Company’s employee stock purchase plan, which allows eligible employees to purchase our common stock at a 15% discount, represents the purchase discount plus the fair value of the lookback provision. The fair value of the lookback provision is determined on the first day of the offering period using a Black-Scholes option-pricing model.

Income Taxes

The Company follows FASB ASC 740-10, Income Taxes—Overall, which requires the use of the asset and liability method of accounting for deferred income taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. The Company takes current and future expirations into consideration when evaluating the need for valuation allowances against deferred tax assets. A valuation allowance is provided when it is more likely than not that all or a portion of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Future tax benefits, including net operating loss carryforwards, are recognized to the extent that realization of such benefits is more likely than not. Investment tax credits are recognized as a reduction of income tax expense. Uncertain tax positions are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, developments in case law, and expirations of statutes of limitations. Such adjustments are reflected in the tax provision as appropriate. Income tax calculations are based on the tax laws enacted as of the date of the financial statements.

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

Contingent Liabilities

The Company records a liability related to contingencies when a loss is considered to be probable and a reasonable estimate of the loss can be made. This estimate would include legal settlements, if applicable.

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

3. Recently Issued Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The update expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. It further requires disclosure of the amount and description of its composition for other segment items, and interim disclosures of both a reportable segment’s profit or loss and assets. The guidance requires disclosure of the title and position of the chief operating decision maker and how reported measures of segment profit or loss are used to assess performance and allocate resources. This pronouncement is effective for annual periods beginning after December 15, 2023, and interim periods within annual reporting periods beginning after December 15, 2024, with early adoption permitted. The amendments in this update have been adopted for fiscal 2025 in this Form 10-K and the required expanded disclosures are included in Note 19. Segment Information. The amendments in this update have been applied retrospectively to each period presented in the consolidated financial statements. The provisions of the new standard do not impact the Company’s results of operations, financial position, or cash flows. Interim reporting requirements are effective for our Quarterly Reports on Forms 10-Q beginning in the fiscal year ending June 27, 2026 (“fiscal 2026”).

Recently Issued Accounting Pronouncements Not Yet Adopted

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

4. Business Combinations

During fiscal year 2025, the Company paid cash of $2.6 billion, net of cash received, for four acquisitions reported in Foodservice, Convenience, and Corporate and All Other. During fiscal year 2024, the Company paid cash of $307.7 million for two acquisitions, which are reported in the Specialty segment and Corporate and All Other. During fiscal year 2023, the Company paid cash of $63.8 million for one acquisition, which is reported in Corporate and All Other. The fiscal 2024 and fiscal 2023 acquisitions did not materially affect the Company’s results of operations.

Below is information related to the purchase price allocation for the four acquisitions in fiscal 2025.

Assets acquired and liabilities assumed are recognized at their respective fair values as of the acquisition date. The following table summarizes the purchase price allocation for each major class of assets acquired and liabilities assumed for the four acquisitions for fiscal 2025:

(In millions)	Cheney Brothers	Other	Fiscal 2025
Net working capital	$241.7	$51.7	$293.4
Goodwill	750.9	315.9	1,066.8
Intangible assets with definite lives:
Customer relationships	485.0	238.9	723.9
Trade names	160.0	78.0	238.0
Property, plant and equipment	726.1	59.1	785.2
Operating lease right-of-use assets	6.7	4.3	11.0
Other assets	10.1	0.2	10.3
Deferred tax liabilities	(271.5)	(125.4)	(396.9)
Finance lease obligations	(96.8)	(0.6)	(97.4)
Operating lease obligations	(6.7)	(4.3)	(11.0)
Other long-term liabilities	(26.9)	-	(26.9)
Total purchase price	$1,978.6	$617.8	$2,596.4

Intangible assets consist primarily of customer relationships and trade names with useful lives of four to twelve years, and a total weighted-average useful life of 11.6 years. The excess of the estimated fair value of the assets acquired and the liabilities assumed over consideration paid was recorded as $1,066.8 million of goodwill.

Cheney Brothers Acquisition

On October 8, 2024, PFG acquired Cheney Bros., Inc. (“Cheney Brothers”) for $2.0 billion, consisting of $1,977.1 million of cash consideration, net of cash received, and $32.4 million of deferred consideration payable to the seller over the next five years. As of June 28, 2025, the deferred consideration payable to the seller was $29.4 million. The cash consideration portion of the purchase price was financed with borrowings under the Company’s asset-based revolving credit facility.

The net sales and net loss related to Cheney Brothers recorded in the Company’s consolidated statements of operations for the fiscal year ended June 28, 2025, since the acquisition date of October 8, 2024 are $2.7 billion and $11.2 million, respectively. The net loss related to Cheney Brothers since the acquisition date was driven by depreciation and amortization of purchase accounting adjustments.

The following table summarizes the unaudited pro-forma consolidated financial information of the Company as if the acquisition had occurred on July 2, 2023.

	Fiscal Year Ended
(In millions)	June 28, 2025	June 29, 2024
Net sales	$64,190.7	$61,564.5
Net income	365.2	325.2

These pro-forma results include nonrecurring pro-forma adjustments related to acquisition costs incurred, including the amortization of the step up in fair value of inventory acquired. The pro-forma net income for the fiscal year ended June 29, 2024 includes $75.6 million, after-tax, of acquisition costs assuming the acquisition had occurred on July 2, 2023. The recurring pro-forma adjustments include estimates of interest expense for the debt issued to finance the acquisition and estimates of depreciation and amortization associated with fair value adjustments for property, plant and equipment and intangible assets acquired.

These unaudited pro-forma results do not necessarily represent financial results that would have been achieved had the acquisition actually occurred on July 2, 2023 or future consolidated results of operations of the Company.

5. Goodwill and Other Intangible Assets

The Company recorded additions to goodwill in connection with its acquisitions. The goodwill is a result of expected synergies from combined operations of the acquisitions and the Company. The following table presents the changes in the carrying amount of goodwill:

(In millions)	Foodservice	Convenience	Specialty	Other	Total
Balance as of July 1, 2023	$1,300.9	$884.1	$93.9	$22.1	$2,301.0
Acquisitions	—	—	39.5	76.9	116.4
Adjustments related to prior year acquisition (1)	—	—	—	0.9	0.9
Balance as of June 29, 2024	1,300.9	884.1	133.4	99.9	2,418.3
Acquisitions—current year	1,052.5	11.2	—	3.1	1,066.8
Adjustments related to prior year acquisition (1)	—	—	—	(5.0)	(5.0)
Balance as of June 28, 2025	$2,353.4	$895.3	$133.4	$98.0	$3,480.1
(1)
The fiscal 2024 and 2025 adjustments relate to prior year acquisitions and are the result of net working capital adjustments and deferred tax adjustments.

The following table presents the Company’s intangible assets by major category as of June 28, 2025 and June 29, 2024:

	As of June 28, 2025			As of June 29, 2024
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net	Range of Lives
Intangible assets with definite lives:
Customer relationships	$2,400.1	$(1,065.5)	$1,334.6	$1,680.6	$(898.0)	$782.6	4 – 12 years
Trade names and trademarks	$716.2	(422.9)	293.3	483.5	(343.4)	140.1	4 – 12 years
Deferred financing costs	$97.9	(69.2)	28.7	73.3	(62.8)	10.5	Debt term
Non-compete	$45.4	(41.6)	3.8	48.4	(40.6)	7.8	2 – 5 years
Technology	$36.2	(33.7)	2.5	36.7	(32.2)	4.5	5 – 8 years
Total intangible assets with definite lives	$3,295.8	$(1,632.9)	$1,662.9	$2,322.5	$(1,377.0)	$945.5
Intangible assets with indefinite lives:
Goodwill	$3,480.1	$—	$3,480.1	$2,418.3	$—	$2,418.3	Indefinite
Trade names	25.6	—	25.6	25.6	—	25.6	Indefinite
Total intangible assets with indefinite lives	$3,505.7	$—	$3,505.7	$2,443.9	$—	$2,443.9

For the intangible assets with definite lives, the Company recorded amortization expense of $269.1 million for fiscal 2025, $206.3 million for fiscal 2024, and $185.7 million for fiscal 2023. For the next five fiscal periods and thereafter, the estimated future amortization expense on intangible assets with definite lives are as follows:

(In millions)
2026	273.2
2027	221.6
2028	189.9
2029	188.4
2030	181.0
Thereafter	608.8
Total amortization expense	$1,662.9

6. Concentration of Sales and Credit Risk

The Company had no customers that comprised more than 10% of consolidated net sales for fiscal 2025, fiscal 2024, or fiscal 2023. At June 28, 2025 and June 29, 2024, the Company had no customers that comprised more than 10% of consolidated accounts receivable. The Company maintains an allowance for doubtful accounts for which details are disclosed in the accounts receivable portion of Note 2. Summary of Significant Accounting Policies and Estimates—Accounts Receivable.

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company’s customer base includes a large number of individual restaurants, national and regional chain restaurants, vending distributors, theaters, retailers, and national, regional, and independent convenience stores. The credit risk associated with accounts receivable is minimized by the Company’s large and diverse customer base and ongoing monitoring of customer creditworthiness.

7. Property, Plant, and Equipment

Property, plant, and equipment as of June 28, 2025 and June 29, 2024 consisted of the following:

(In millions)	As of June 28, 2025	As of June 29, 2024	Range of Lives
Buildings and building improvements	$2,124.8	$1,101.3	10 – 39 years
Land	185.3	105.2	—
Transportation equipment	2,063.0	1,440.2	2 – 19 years
Warehouse and plant equipment	930.8	785.9	3 – 20 years
Office equipment, furniture, and fixtures	516.5	442.5	2 – 10 years
Leasehold improvements	463.8	362.0	Lease term(1)
Construction-in-process	271.1	299.5
	6,555.3	4,536.6
Less: accumulated depreciation and amortization	(2,096.6)	(1,748.1)
Property, plant and equipment, net	$4,458.7	$2,788.5
(1)
Leasehold improvements are depreciated over the shorter of the useful life of the asset or the lease term.

Total depreciation expense for fiscal 2025, fiscal 2024, and fiscal 2023 was $455.3 million, $355.2 million, and $315.7 million, respectively, and is included in operating expenses on the consolidated statement of operations.

8. Debt

The Company is a holding company and conducts its operations through its subsidiaries, which have incurred or guaranteed indebtedness as described below.

Debt consisted of the following:

(In millions)	As of June 28, 2025	As of June 29, 2024
Credit Agreement	$2,355.0	$1,160.8
5.500% Notes due 2027, effective interest rate 5.930%	1,060.0	1,060.0
4.250% Notes due 2029, effective interest rate 4.439%	1,000.0	1,000.0
6.125% Notes due 2032, effective interest rate 6.286%	1,000.0	-
Less: Original issue discount and deferred financing costs	(26.2)	(22.3)
Long-term debt	5,388.8	3,198.5
Less: current installments	-	-
Total debt, excluding current installments	$5,388.8	$3,198.5

Credit Agreement

PFGC, Inc. (“PFGC”), a wholly-owned subsidiary of the Company, and Performance Food Group, Inc., a wholly-owned subsidiary of PFGC, were parties to the Fifth Amended and Restated Credit Agreement dated September 17, 2021, as amended by the First Amendment to the Fifth Amended and Restated Credit Agreement, dated April 17, 2023 (as amended, the "Prior Credit Agreement”). The Prior Credit Agreement had an aggregate principal amount available of $4.0 billion and was scheduled to mature on September 17, 2026.

On September 9, 2024, PFGC and Performance Food Group, Inc. entered into the Sixth Amended and Restated Credit Agreement (the "ABL Facility"), with Wells Fargo Bank, National Association, as Administration Agent and Collateral Agent, and the other lenders party thereto, which amends and restates the Prior Credit Agreement. The ABL Facility, among other things, (i) increases the total revolving commitments from $4.0 billion under the Prior Credit Agreement to $5.0 billion under the ABL Facility and (ii) extends the stated maturity date from September 17, 2026, under the Prior Credit Agreement to September 9, 2029, under the ABL Facility. The ABL Facility also provides for up to $1.0 billion of uncommitted incremental facilities.

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

The following table summarizes outstanding borrowings, availability, and the average interest rate under the Prior Credit Agreement and the ABL Facility, as applicable:

(Dollars in millions)	As of June 28, 2025	As of June 29, 2024
Aggregate borrowings	$2,355.0	$1,160.8
Letters of credit	171.4	160.4
Excess availability, net of lenders’ reserves of $106.0 and $96.3	2,473.6	2,678.8
Average interest rate, excluding impact of interest rate swaps	5.86%	6.79%

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

Senior Notes due 2025

On April 24, 2020, Performance Food Group, Inc. issued and sold $275.0 million aggregate principal amount of its 6.875% Senior Notes due 2025 (the "Notes due 2025"). On April 19, 2024, Performance Food Group, Inc. elected to exercise its right to redeem all of its outstanding Notes due 2025. Performance Food Group, Inc. redeemed the Notes due 2025 on May 1, 2024 (the "Redemption Date") at a redemption price equal to 100% of the aggregate principal amount of the Notes due 2025, plus accrued and unpaid interest thereon to, but not including, the Redemption Date, in accordance with the terms and conditions set forth in the indenture governing the Notes due 2025.

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

Senior Notes due 2029

On July 26, 2021, Performance Food Group, Inc. issued and sold $1.0 billion aggregate principal amount of its 4.250% Senior Notes due 2029 (the "Notes due 2029"). The Notes due 2029 are jointly and severally guaranteed on a senior unsecured basis by PFGC and all domestic direct and indirect wholly-owned subsidiaries of PFGC (other than captive insurance subsidiaries and other excluded subsidiaries). The Notes due 2029 are not guaranteed by the Company.

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

The Company intended to use the proceeds from the Notes due 2032, together with borrowings under the ABL Facility, to finance the cash consideration in connection with the Cheney Brothers Acquisition and to pay the fees, expenses, and other transaction costs incurred in connection with the Notes due 2032. However, since there was no requirement to hold the funds in escrow until the Cheney Brothers Acquisition closed, the net proceeds for the Notes due 2032 were initially used to pay down a portion of the outstanding balance of the ABL Facility. The Company subsequently funded the cash consideration for the Cheney Brothers Acquisition with borrowings under the ABL Facility.

The Notes due 2032 were issued at 100.0% of their par value. The Notes due 2032 mature on September 15, 2032, and bear interest at a rate of 6.125% per year, payable semi-annually in arrears.

Upon the occurrence of a change of control triggering event or upon the sale of certain assets in which Performance Food Group, Inc. does not apply the proceeds as required, the holders of the Notes due 2032 will have the right to require Performance Food Group, Inc. to repurchase each holder’s Notes due 2032 at a price equal to 101% (in the case of a change of control triggering event) or 100% (in the case of an asset sale) of their principal amount, plus accrued and unpaid interest. Performance Food Group, Inc. may redeem all or a part of the Notes due 2032 at any time prior to September 15, 2027, at a redemption price equal to 100% of the principal amount of the Notes due 2032 being redeemed plus a make-whole premium as defined in the indenture governing the Notes due 2032 and accrued and unpaid interest. In addition, beginning on September 15, 2027, Performance Food Group, Inc. may redeem all or a part of the Notes due 2032 at a redemption price equal to 103.063% of the principal amount redeemed, plus accrued and unpaid interest. The redemption price decreases to 101.531% and 100% of the principal amount redeemed on September 15, 2028, and September 15, 2029, respectively. In addition, at any time prior to September 15, 2027, Performance Food Group, Inc. may redeem up to 40% of the Notes due 2032 from the proceeds of certain equity offerings at a redemption price equal to 106.125% of the principal amount thereof, plus accrued and unpaid interest.

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

The ABL Facility and the indentures governing the Notes due 2027, the Notes due 2029, and the Notes due 2032 contain customary restrictive covenants under which all of the net assets of PFGC and its subsidiaries were restricted from distribution to Performance Food Group Company, except for approximately $1,745.0 million of restricted payment capacity available under such debt agreements, as of June 28, 2025. Such minimum estimated restricted payment capacity is calculated based on the most restrictive of our debt agreements and may fluctuate from period to period, which fluctuations may be material. Our restricted payment capacity under other debt instruments to which the Company is subject may be materially higher than the foregoing estimate.

Fiscal year maturities of long-term debt, excluding finance lease obligations, are as follows:

(In millions)
2026	$—
2027	—
2028	1,060.0
2029	—
2030	3,355.0
Thereafter	1,000.0
Total long-term debt, excluding finance lease obligations	$5,415.0

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

As of June 28, 2025, Performance Food Group, Inc. had two interest rate swaps with a combined $150.0 million notional amount. The following table summarizes the outstanding swap agreements as of June 28, 2025 (in millions):

Effective Date	Maturity Date	Notional Amount	Fixed Rate Swapped
December 16, 2024	December 15, 2027	$100.0	3.14%
December 16, 2024	December 15, 2027	$50.0	3.59%

The table below presents the effect of the interest rate swaps designated in hedging relationships on the consolidated statements of operations for the fiscal years ended June 28, 2025, June 29, 2024, and July 1, 2023:

(In millions)	Fiscal Year Ended June 28, 2025	Fiscal Year Ended June 29, 2024	Fiscal Year Ended July 1, 2023
Amount of loss (gain) recognized in OCI, pre-tax	$1.8	$(4.5)	$(15.4)
Tax (benefit) expense	(0.5)	1.1	3.9
Amount of loss (gain) recognized in OCI, after-tax	$1.3	$(3.4)	$(11.5)
Amount of gain reclassified from OCI into interest expense, pre-tax	$7.9	$16.1	$10.8
Tax expense	(2.0)	(4.1)	(2.7)
Amount of gain reclassified from OCI into interest expense, after-tax	$5.9	$12.0	$8.1
Total interest expense	$358.4	$232.2	$218.0

As hedged interest payments are made on the Company’s debt, amounts are reclassified from accumulated other comprehensive income (loss) to interest expense. During the next twelve months, the Company estimates that gains of approximately $0.8 million will be reclassified to interest expense.

Hedges of Forecasted Diesel Fuel Purchases

From time to time, the Company enters into costless collar or swap arrangements to manage its exposure to variability in cash flows expected to be paid for its forecasted purchases of diesel fuel. As of June 28, 2025, Performance Food Group, Inc. was a party to six such arrangements, with an aggregate 22.7 million-gallon original notional amount of which an aggregate 11.4 million gallon notional was remaining. The remaining 11.4 million gallon forecasted purchases of diesel fuel are expected to be made between June 29, 2025 and December 31, 2025.

The fuel collar and swap instruments do not qualify for hedge accounting. Accordingly, the derivative instruments are recorded as an asset or liability on the balance sheet at fair value and any changes in fair value are recorded in the period of change as unrealized gains or losses on fuel hedging instruments and included in other, net on the consolidated statement of operations. For the fiscal years ended June 28, 2025, June 29, 2024, and July 1, 2023 the Company recognized a gain of $0.5 million, a gain of $3.7 million, and a loss of $18.3 million, respectively, related to changes in the fair value of fuel collar and swap instruments along with $0.7 million of expense, $1.9 million of expense, and $12.6 million of income, respectively, related to cash settlements.

The Company does not currently have a payable or receivable related to cash collateral for its derivatives, and therefore it has not established an accounting policy for offsetting the fair value of its derivatives against such balances. The table below presents the fair value of the derivative financial instruments as well as their classification on the balance sheet as of June 28, 2025 and June 29, 2024:

(In millions)	Balance Sheet Location	Fair Value as of June 28, 2025	Fair Value as of June 29, 2024
Assets
Derivatives designated as hedges:
Interest rate swaps	Prepaid expenses and other current assets	$0.8	$8.2
Interest rate swaps	Other assets	—	2.0
Derivatives not designated as hedges:

Diesel fuel derivative instruments	Prepaid expenses and other current assets	$0.1	$—
Other derivative instruments	Prepaid expenses and other current assets	0.2	—
Total assets		$1.1	$10.2
Liabilities
Derivatives designated as hedges:
Interest rate swaps	Other long-term liabilities	0.3	—
Derivatives not designated as hedges:
Diesel fuel derivative instruments	Accrued expenses and other current liabilities	$0.2	$0.6
Other derivative instruments	Accrued expenses and other current liabilities	—	$0.1
Total liabilities		$0.5	$0.7

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

The Company has elected to present the derivative assets and derivative liabilities on the balance sheet on a gross basis for periods ended June 28, 2025 and June 29, 2024. The tables below present the derivative assets and liability balance, before and after the effects of offsetting, as of June 28, 2025 and June 29, 2024:

	June 28, 2025			June 29, 2024
(In millions)	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amounts	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amounts
Total asset derivatives:	$1.1	$(0.3)	$0.8	$10.2	$(0.3)	$9.9
Total liability derivatives:	(0.5)	0.3	(0.2)	(0.7)	0.3	(0.4)

The derivative instruments are the only assets or liabilities that are recorded at fair value on a recurring basis. The fuel collars represent Level 2 on the fair value hierarchy because they are not actively traded and are valued using pricing models that utilize observable market inputs including commodity prices. The fair values of the Company’s interest rate swap agreements are determined using a valuation model with several inputs and assumptions, some of which may be unobservable. A specific unobservable input used by the Company in determining the fair value of its interest rate swaps is an estimation of both the unsecured borrowing spread to SOFR for the Company as well as that of the derivative counterparties. Based on the lack of significance of this estimated spread component to the overall value of the Company’s interest rate swaps, the Company has concluded that these swaps represent Level 2 on the hierarchy.

Credit-Risk-Related Contingent Features

The Company has agreements with each of its derivative counterparties that provide that if the Company either defaults or is capable of being declared in default on any of its indebtedness, the Company can also be declared in default on its derivative obligations.

10. Insurance Program Liabilities

The Company maintains high-deductible insurance programs covering portions of general and vehicle liability, workers’ compensation, and group medical insurance. The amounts in excess of self-insured levels are fully insured by third-party insurance carriers, subject to certain limitations. A summary of the activity in all types of deductible liabilities appears below:

(In millions)
Balance at July 2, 2022	$227.0
Charged to costs and expenses	398.7
Payments	(382.6)
Balance at July 1, 2023	$243.1
Charged to costs and expenses	425.0
Payments	(395.9)
Balance at June 29, 2024	$272.2
Additional liabilities assumed in connection with an acquisition	29.6
Charged to costs and expenses	505.7
Payments	(465.5)
Balance at June 28, 2025	$342.0

11. Fair Value of Financial Instruments

The carrying values of cash, accounts receivable, outstanding checks in excess of deposits, trade accounts payable, and accrued expenses approximate their fair values because of the relatively short maturities of those instruments. The derivative assets and liabilities are recorded at fair value on the balance sheet. The fair value of long-term debt, which has a carrying value of $5,388.8 million and $3,198.5 million, is $5,399.7 million and $3,104.5 million at June 28, 2025 and June 29, 2024, respectively, and is determined by reviewing current market pricing related to comparable debt issued at the time of the balance sheet date, and is considered a Level 2 measurement.

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

Certain of the leases for tractors, trailers, and other vehicles and equipment provide for residual value guarantees to the lessors. Circumstances that would require the subsidiary to perform under the guarantees include either (1) default on the leases with the leased assets being sold for less than the specified residual values in the lease agreements, or (2) decisions not to purchase the assets at the end of the lease terms combined with the sale of the assets, with sales proceeds less than the residual value of the leased assets specified in the lease agreements. Residual value guarantees under these operating lease agreements typically range between 6% and 20% of the value of the leased assets at inception of the lease. These leases have original terms ranging from 5 to 10 years and are set to expire at various dates ranging from 2025 to 2032. As of June 28, 2025, the undiscounted maximum amount of potential future payments for lease residual value guarantees totaled approximately $7.5 million, which would be mitigated by the fair value of the leased assets at lease expiration.

The following table presents the location of the right-of-use assets and lease liabilities in the Company’s consolidated balance sheet as of June 28, 2025 and June 29, 2024 (in millions), as well as the weighted-average lease term and discount rate for the Company’s leases:

Leases	Consolidated Balance Sheet Location	As of June 28, 2025	As of June 29, 2024
Assets:
Operating	Operating lease right-of-use assets	$933.8	$875.5
Finance	Property, plant and equipment, net	1,614.7	868.8
Total lease assets		$2,548.5	$1,744.3
Liabilities:
Current
Operating	Operating lease obligations—current installments	$104.5	$108.2
Finance	Finance lease obligations—current installments	221.9	147.2
Non-current
Operating	Operating lease obligations, excluding current installments	900.7	819.3
Finance	Finance lease obligations, excluding current installments	1,379.9	703.2
Total lease liabilities		$2,607.0	$1,777.9

Weighted average remaining lease term
Operating leases		10.7 years	10.7 years
Finance leases		9.8 years	6.0 years
Weighted average discount rate
Operating leases		5.6%	5.4%
Finance leases		5.7%	5.1%

The following table presents the location of lease costs in the Company consolidated statement of operations for the periods reported (in millions):

		Fiscal Year Ended
Lease Cost	Statement of Operations Location	June 28, 2025	June 29, 2024	July 1, 2023
Finance lease cost:
Amortization of finance lease assets	Operating expenses	$186.5	$118.5	$88.4
Interest on lease liabilities	Interest expense	63.2	33.8	19.6
Total finance lease cost		$249.7	$152.3	$108.0
Operating lease cost	Operating expenses	172.5	161.4	147.9
Short-term lease cost	Operating expenses	55.7	60.2	73.7
Total lease cost		$477.9	$373.9	$329.6

Supplemental cash flow information related to leases for the periods reported is as follows:

	Fiscal Year Ended
(In millions)	June 28, 2025	June 29, 2024	July 1, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$158.1	$147.3	$135.7
Operating cash flows from finance leases	63.2	33.8	19.6
Financing cash flows from finance leases	188.0	122.2	88.5
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	175.7	290.6	201.3
Finance leases	842.0	412.4	191.8

Future minimum lease payments under non-cancelable leases as of June 28, 2025, are as follows (in millions):

Fiscal Year	Operating Leases	Finance Leases
2026	$157.6	$306.6
2027	150.4	290.1
2028	139.7	261.6
2029	125.5	237.5
2030	113.4	209.9
Thereafter	705.9	933.0
Total future minimum lease payments	$1,392.5	$2,238.7
Less: Interest	387.3	636.9
Present value of future minimum lease payments	$1,005.2	$1,601.8

As of June 28, 2025, the Company had additional operating and finance leases that had not yet commenced which total $46.6 million in future minimum lease payments. These leases relate primarily to a warehouse lease which will commence upon building completion with a term of 10 years. In addition, these leases include vehicle leases expected to commence in fiscal 2026 with lease terms of 6 to 10 years.

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

Income tax expense for fiscal 2025, fiscal 2024 and fiscal 2023 consisted of the following:

(In millions)	For the fiscal year ended June 28, 2025	For the fiscal year ended June 29, 2024	For the fiscal year ended July 1, 2023
Current income tax expense (benefit):
Federal	$79.2	$109.2	$95.3
State	27.9	36.2	28.8
Foreign	11.7	4.8	2.7
Total current income tax expense (benefit)	118.8	150.2	126.8
Deferred income tax expense (benefit):
Federal	10.5	10.3	17.8
State	2.6	0.2	2.3
Foreign	(13.3)	0.2	(0.1)
Total deferred income tax expense	(0.2)	10.7	20.0
Total income tax expense (benefit), net	$118.6	$160.9	$146.8

The Company’s effective income tax rate for continuing operations for fiscal 2025, fiscal 2024 and fiscal 2023 was 25.8%, 27.0%, and 27.0%, respectively. Actual income tax expense differs from the amount computed by applying the applicable U.S. federal statutory corporate income tax rate of 21% in fiscal 2025, fiscal 2024, and fiscal 2023 to earnings before income taxes as follows:

(In millions)	For the fiscal year ended June 28, 2025	For the fiscal year ended June 29, 2024	For the fiscal year ended July 1, 2023
Federal income tax expense computed at statutory rate	$96.3	$125.3	$114.2
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal income tax benefit	27.3	30.0	26.6
Non-deductible expenses and other	15.3	10.9	6.9
Valuation allowance	7.5	(0.6)	(0.5)
Foreign taxes	4.3	5.2	2.5
Tax credits	(18.9)	(5.8)	(1.9)
Stock-based compensation	(13.7)	(4.5)	(1.2)
Other	0.5	0.4	0.2
Total income tax expense, net	$118.6	$160.9	$146.8

Deferred income taxes are recorded based upon the tax effects of differences between the financial statement and tax bases of assets and liabilities and available tax loss and credit carryforwards. Temporary differences and carry-forwards that created significant deferred tax assets and liabilities were as follows:

(In millions)	As of June 28, 2025	As of June 29, 2024
Deferred tax assets:
Lease obligations	$151.5	$126.5
Accrued employee benefits	20.1	15.7
Other assets, including interest expense limitation	21.6	7.3
Allowance for doubtful accounts	13.5	8.9
Tax credit carry-forwards	9.8	2.7
Stock-based compensation	7.5	7.5
Net operating loss carry-forwards	7.2	9.8
Insurance reserves	7.1	5.6
Other comprehensive income	0.9	-
Total gross deferred tax assets	239.2	184.0
Less: Valuation allowance	(11.8)	(1.7)
Total net deferred tax assets	227.4	182.3
Deferred tax liabilities:
Property, plant, and equipment	502.5	347.8
Basis difference in intangible assets	339.0	118.3
Right of use assets	144.4	122.0
Inventories	101.9	68.5
Prepaid expenses	24.0	20.6
Other comprehensive income	-	1.5
Other liabilities	2.7	1.5
Total deferred tax liabilities	1,114.5	680.2
Total net deferred income tax liability	$887.1	$497.9

As of June 28, 2025, substantially all federal, state and local, and foreign income tax matters have been concluded for years prior to fiscal year 2021.

We intend to indefinitely reinvest income of our foreign operations and, as a result, no material accruals have been made with respect to the tax effects of unremitted earnings from these reinvested foreign earnings, including impacts of outside basis differences and withholding taxes.

Since the Organization for Economic Co-operation and Development ("OECD") announced the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting ("Framework") in 2021, a number of countries have begun to enact legislation to implement the OECD international tax framework, including the Pillar Two minimum tax regime. To mitigate the administrative burden for Multinational Enterprises in complying with the OECD Global Anti-Base Erosion rules during the initial years of implementation, the OECD developed the temporary “Transitional Country-by-Country Safe Harbor” ("Safe Harbor"). This transitional Safe Harbor applies for fiscal years beginning on or before December 31, 2026, but not including a fiscal year that ends after June 30, 2028. Under the Safe Harbor, the top-up tax for such jurisdiction is deemed to be zero, provided that at least one of the Safe Harbor tests is met for the jurisdiction. Of the regions in which we operate, Canada has implemented Pillar Two framework effective January 1, 2024. The Company is not subject to Pillar Two minimum tax in fiscal 2025 under the Safe Harbor rules.

On July 4, 2025, the President of the United States signed into law the One Big Beautiful Bill Act (the “Act”). The Act includes changes to U.S. tax law that will be applicable to the Company in fiscal 2026. The Act makes permanent key provisions of the Tax Cuts and Jobs Act, including bonus depreciation, expensing of domestic research costs and limitation of business interest expense. ASC 740, “Income Taxes,” requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. The Company is still evaluating the impact of the Act, and the results of such evaluations will be reflected in the Company’s form 10-Q for the period ending September 27, 2025.

14. Retirement Plans

Employee Savings Plans

The Company sponsors the Performance Food Group Employee Savings Plan (the “401(k) Plan”). Eligible U.S. and Canadian employees participating in the 401(k) Plan may elect to contribute between 1% and 50% of their qualified compensation, up to a maximum dollar amount as specified by the provisions of the Internal Revenue Code in the U.S. or Income Tax Act in Canada, as applicable. The Company matched 100% of the first 3.5% of the employee contributions, resulting in matching contributions of $58.1 million for fiscal 2025, $52.7 million for fiscal 2024, and $52.0 million for fiscal 2023.

15. Commitments and Contingencies

Purchase Obligations

The Company had outstanding contracts and purchase orders of $276.8 million related to capital projects and services including purchases of compressed natural gas for its trucking fleet at June 28, 2025. Amounts due under these contracts were not included on the Company’s consolidated balance sheet as of June 28, 2025.

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

On June 23, 2022, the U.S. Food and Drug Administration (“FDA”) announced it had issued marketing denial orders (“MDOs”) to JUUL for all of its products currently marketed and sold in the U.S. According to the FDA, the MDOs banned the distribution and sale of all JUUL products domestically. That same day, JUUL filed a petition for review of the MDOs with the United States Court of Appeals for the D.C. Circuit. On June 24, 2022, the court of appeals stayed the MDOs and issued a briefing schedule in the case. Thereafter, JUUL informed the FDA that per applicable regulations it would submit a request for supervisory review of the MDOs to the FDA. In response, the FDA notified JUUL that upon further review of the briefing JUUL made to the court of appeals, the FDA determined there are scientific issues unique to JUUL’s Pre-Market Tobacco Application (“PMTA”) that warrant additional review. Accordingly, the FDA entered an administrative stay of the MDOs. On July 17, 2025, the FDA announced that it was authorizing the marketing and sale of certain JUUL products.

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

16. Related-Party Transactions

The Company participates in, and has an equity method investment in, a purchasing alliance that was formed to obtain better pricing, to expand product options, to reduce internal costs, and to achieve greater inventory turnover. The Company’s investment in the purchasing alliance was $13.3 million as of June 28, 2025, and $11.8 million as of June 29, 2024. For fiscal 2025, fiscal 2024, and fiscal 2023, the Company recorded purchases of $2,539.9 million, $2,193.7 million, and $2,006.2 million, respectively, through the purchasing alliance.

17. Earnings Per Common Share

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is calculated using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. The Company’s potential common shares include outstanding stock-based compensation awards and expected issuable shares under the employee stock purchase plan. In computing diluted earnings per common share, the average closing stock price for the period is used in determining the number of shares assumed to be purchased with the assumed proceeds under the treasury stock method. Potential common shares of 0.1 million for both the fiscal years ended June 28, 2025 and June 29, 2024 were not included in computing diluted earnings per common share because the effect would have been antidilutive. No potential common shares were considered antidilutive for the fiscal year ended July 1, 2023.

A reconciliation of the numerators and denominators for the basic and diluted earnings per common share computations is as follows:

(In millions, except per share amounts)	Fiscal Year Ended June 28, 2025	Fiscal Year Ended June 29, 2024	Fiscal Year Ended July 1, 2023
Numerator:
Net income	$340.2	$435.9	$397.2
Denominator:
Weighted-average common shares outstanding	154.8	154.4	154.2
Dilutive effect of potential common shares	1.6	1.6	1.9
Weighted-average dilutive common shares outstanding	156.4	156.0	156.1
Basic earnings per common share	$2.20	$2.82	$2.58
Diluted earnings per common share	$2.18	$2.79	$2.54

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

The Company also provides an employee stock purchase plan (“ESPP”) which allows eligible employees the opportunity to acquire shares of common stock, at a 15% discount on the fair market value as of the date of purchase through periodic payroll deductions. The ESPP is considered compensatory for federal income tax purposes. Under the ESPP, there are 5,000,000 shares of common stock authorized and reserved and, as of June 28, 2025, there are 2,676,201 shares available for purchase. The Company recorded $7.3 million, $4.5 million, and $4.2 million of stock-based compensation expense for fiscal 2025, fiscal 2024, and fiscal 2023, respectively, attributable to the ESPP.

The Performance Food Group Company 2007 Management Option Plan

The 2007 Option Plan allowed for the granting of awards to employees, officers, directors, consultants, and advisors of the Company or its affiliates in the form of nonqualified options. The terms and conditions of awards granted under the 2007 Option Plan were determined by the Board of Directors. The contractual term of the options is ten years. The Company no longer grants awards from this plan. Each of the employee awards under the 2007 Option Plan were divided into three equal portions. Tranche I options were subject to time vesting, and Tranche II and Tranche III options were subject to both time and performance vesting based on performance criteria outlined in the 2007 Option Plan.

The following table summarizes the stock option activity for fiscal 2025 under the 2007 Option Plan.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In millions)
Outstanding as of June 29, 2024	501,602	$19.20
Exercised	(360,258)	$19.14
Outstanding, vested, and exercisable as of June 28, 2025	141,344	$19.38	0.3	$9.6

The intrinsic value of exercised options was $23.3 million, $4.3 million, and $3.6 million for fiscal 2025, fiscal 2024, and fiscal 2023, respectively.

The Performance Food Group Company 2015 Omnibus Incentive Plan

The 2015 Incentive Plan allowed for the granting of awards to current employees, officers, directors, consultants, and advisors of the Company. The terms and conditions of awards granted under the 2015 Option Plan were determined by the Board of Directors. The contractual term of options granted under the 2015 Incentive Plan is ten years. In November 2024, the Company's stockholders approved the 2024 Incentive Plan, and subsequent grants were issued from the 2024 Incentive Plan. The Company no longer grants awards from the 2015 Incentive Plan.

Shares of time-based restricted stock granted in fiscal 2025, fiscal 2024 and fiscal 2023 vest ratably over three years from the date of the grant. No stock options were granted from the 2015 Incentive Plan in fiscal 2025, fiscal 2024 or fiscal 2023. Performance-based restricted shares granted vest upon the achievement of a specified Relative Total Shareholder Return (“Relative TSR”), a market condition, at the end of a three-year performance period. Actual shares earned range from 0% to 200% of the initial grant, depending upon performance relative to the Relative TSR goal. Restricted stock units and deferred stock units granted to non-employee directors vest in full on the earlier of the first anniversary of the date of grant or the next regularly scheduled annual meeting of the stockholders of the Company.

The fair values of time-based restricted shares, restricted stock units, and deferred stock units were based on the Company’s closing stock price as of the date of grant.

The Company, with the assistance of a third-party valuation expert, estimated the fair value of performance-based restricted shares with a Relative TSR market condition granted in fiscal 2025, fiscal 2024 and fiscal 2023 using a Monte Carlo simulation with the following weighted-average assumptions:

	For the Fiscal Year Ended June 28, 2025	For the Fiscal Year Ended June 29, 2024	For the Fiscal Year Ended July 1, 2023
Risk-Free Interest Rate	3.76%	4.66%	3.31%
Dividend Yield	0.00%	0.00%	0.00%
Expected Volatility	34.24%	41.47%	75.45%
Expected Term (in years)	2.87	2.85	2.84
Fair Value of Awards Granted	$94.74	$75.25	$68.06

The risk-free interest rate is based on a zero-coupon risk-free interest rate derived from the Treasury Constant Maturities yield curve at the time of grant for the expected term. The Company assumed a dividend yield of zero percent when valuing the grants under the 2015 Incentive Plan because the Company does not intend to pay dividends on its common stock. Expected volatility is based on the historical volatility of the Company for the expected term. The expected term represents the period of time from the date of grant to the end of the three-year performance period.

The compensation cost that has been charged against income for the Company’s 2015 Incentive Plan was $40.2 million for fiscal 2025, $36.0 million for fiscal 2024, and $34.4 million for fiscal 2023, and it is included within operating expenses in the consolidated statement of operations. The total income tax benefit recognized in the consolidated statements of operations was $11.3 million in fiscal 2025, $9.7 million in fiscal 2024, and $9.3 million in fiscal 2023. Total unrecognized compensation cost for all awards under the 2015 Incentive Plan is $44.8 million as of June 28, 2025. This cost is expected to be recognized over a weighted-average period of 1.7 years.

The following table summarizes the stock option activity for fiscal 2025 under the 2015 Incentive Plan.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In millions)
Outstanding as of June 29, 2024	643,424	$27.51
Exercised	(172,390)	$24.21
Outstanding, vested, and exercisable as of June 28, 2025	471,034	$28.72	2.0	$27.7

The intrinsic value of exercised options was $10.4 million, $0.6 million, and $1.8 million for fiscal 2025, fiscal 2024 and fiscal 2023, respectively.

The following table summarizes the changes in nonvested restricted shares and restricted stock units for fiscal 2025 under the 2015 Incentive Plan.

	Shares	Weighted Average Grant Date Fair Value
Nonvested as of June 29, 2024	1,406,532	$57.95
Granted	550,382	$78.12
Performance shares adjustment	105,228	$62.34
Vested	(749,495)	$56.05
Forfeited	(44,286)	$66.10
Nonvested as of June 28, 2025	1,268,361	$69.38

The total fair value of shares vested was $56.3 million, $60.2 million, and $32.0 million for fiscal 2025, fiscal 2024, and fiscal 2023, respectively.

The Performance Food Group Company 2024 Omnibus Incentive Plan

In November 2024, the Company's stockholders approved the 2024 Incentive Plan. The 2024 Incentive Plan allows for the granting of awards to current employees, officers, directors, consultants, and advisors of the Company. The terms and conditions of awards granted under the 2024 Option Plan are determined by the Board of Directors. Under this plan, the aggregate number of common stock that shall be available for awards is 6,926,217 shares, which includes 4,200,000 additional shares authorized under the 2024 Plan and the shares that remained available for future grants under the 2015 Incentive Plan. As of June 28, 2025, there were 6,910,924 shares available for grant under the 2024 Incentive Plan.

Shares of time-based restricted stock granted in fiscal 2025 vest ratably over three years from the date of the grant. No stock options or performance-based restricted shares were granted from the 2024 Incentive Plan in fiscal 2025.

The compensation cost that has been charged against income for the Company’s 2024 Incentive Plan was $0.2 million for fiscal 2025, and it is included within operating expenses in the consolidated statement of operations. The total income tax benefit recognized in the consolidated statements of operations was less than $0.1 million in fiscal 2025. Total unrecognized compensation cost for all awards under the 2024 Incentive Plan is $1.1 million as of June 28, 2025. This cost is expected to be recognized over a weighted-average period of 2.6 years.

The following table summarizes the changes in nonvested restricted shares for fiscal 2025 under the 2024 Incentive Plan.

	Shares	Weighted Average Grant Date Fair Value
Nonvested as of June 29, 2024	—	$—
Granted	15,293	$85.64
Nonvested as of June 28, 2025	15,293	$85.64

19. Segment Information

The Company regularly monitors for changes in facts and circumstances that would necessitate changes in its determination of operating segments. In the third quarter of fiscal 2025, the Company updated its operating segments to reflect the manner in which the chief operating decision maker (“CODM”) manages the business. Based on changes to the Company’s organizational structure and how the CODM reviews operating results and makes decisions about resource allocation, certain operations and administrative and corporate costs previously reported in Corporate & All Other are now included in the Foodservice segment. The Company continues to have three reportable segments: Foodservice, Convenience, and Specialty (formerly Vistar). The presentation and amounts as of June 29, 2024 and for the fiscal years ended June 29, 2024 and July 1, 2023 have been recast to reflect these segment changes.

The Foodservice segment distributes a broad line of national brands, customer brands, and our proprietary-branded food and food-related products, or “Performance Brands.” Foodservice sells to independent and multi-unit chain restaurants and other institutions such as schools, healthcare facilities, business and industry locations, and retail establishments. Our chain customers are multi-unit restaurants with five or more locations and include some of the most recognizable family and casual dining restaurant chains. Our Convenience segment distributes candy, snacks, beverages, cigarettes, other tobacco products, food and foodservice related products, and other items to convenience stores across North America. Our Specialty segment, previously referred to as Vistar, specializes in distributing candy, snacks, beverages, and other food items nationally to vending, office coffee service, theater, retail, hospitality, and other channels.

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

The Company’s CODM, our Chief Executive Officer, utilizes total sales and Segment Adjusted EBITDA, which is the Company’s GAAP measure of segment profit, to evaluate each operating segment’s financial performance and make decisions about resource allocation. Segment Adjusted EBITDA is defined as net income before interest expense, interest income, income taxes, depreciation, and amortization and excludes certain items that the Company does not consider part of its segments’ core operating results, including stock-based compensation expense, changes in the LIFO reserve, acquisition, integration and reorganization expenses, and gains and losses related to fuel derivatives. The CODM reviews budget-to-actual and year-over-year variances for net sales and Segment Adjusted EBITDA each month when assessing segment performance and making decisions about allocating resources to the segments.

The Company adopted ASU 2023-07 Segment Reporting - Improving Reportable Segment Disclosures (Topic 280) for the fiscal year ended June 28, 2025 and applied the provisions on a retrospective basis to all periods presented. Adoption of this standard resulted in additional disclosure of the significant expenses in the respective segments. The Company’s significant segment expenses, Segment Cost of Goods Sold and Segment Operating Expense, are significant to the segment, regularly provided to or easily computed from information regularly provided to our CODM, and included in Segment Adjusted EBITDA. Accordingly, the segment expenses presented below exclude the same items that are excluded from Segment Adjusted EBITDA.

	Reportable Segments			Reconciling Items		Consolidated
(In millions)	Foodservice	Convenience	Specialty	Corporate & All Other	Eliminations
For the Year Ended June 28, 2025
Net external sales	$33,629.5	$24,507.1	$4,900.8	$261.5	$—	$63,298.9
Inter-segment sales	16.6	0.4	4.2	693.5	(714.7)	—
Total net sales	33,646.1	24,507.5	4,905.0	955.0	(714.7)	63,298.9

Less:
Segment cost of goods sold[1]	28,742.6	22,847.3	4,024.2
Segment operating expenses[2]	3,683.5	1,254.0	532.4
Segment other (income) expense, net[3]	(1.6)	(1.1)	0.2
Segment Adjusted EBITDA	1,221.6	407.3	348.2

Depreciation and amortization	448.5	157.7	54.6	57.1	—	717.9
Capital expenditures	382.7	59.0	33.3	31.0	—	506.0

For the Year Ended June 29, 2024
Net external sales	$29,045.7	$24,176.9	$4,786.1	$272.5	$—	$58,281.2
Inter-segment sales	15.8	0.1	3.7	636.7	(656.3)	—
Total net sales	29,061.5	24,177.0	4,789.8	909.2	(656.3)	58,281.2

Less:
Segment cost of goods sold[1]	24,963.6	22,584.9	3,941.6
Segment operating expenses[2]	3,116.6	1,231.2	507.0
Segment other (income) expense, net[3]	(0.9)	(2.7)	0.6
Segment Adjusted EBITDA	982.2	363.6	340.6

Depreciation and amortization	294.4	153.5	49.9	58.9	—	556.7
Capital expenditures	260.1	43.7	53.8	38.0	—	395.6

For the Year Ended July 1, 2023
Net external sales	$28,509.3	$24,119.5	$4,546.3	$79.6	$—	$57,254.7
Inter-segment sales	18.2	0.1	3.0	583.9	(605.2)	—
Total net sales	28,527.5	24,119.6	4,549.3	663.5	(605.2)	57,254.7

Less:
Segment cost of goods sold[1]	24,635.7	22,526.5	3,762.1
Segment operating expenses[2]	2,967.9	1,266.5	462.3
Segment other (income) expense, net[3]	(0.6)	(2.2)	(0.4)
Segment Adjusted EBITDA	924.5	328.8	325.3

Depreciation and amortization	280.7	148.0	42.1	25.9	—	496.7
Capital expenditures	191.8	46.3	18.0	13.6	—	269.7

1 Reflects cost of goods sold included in Segment Adjusted EBITDA and excludes certain items that are included in cost of goods sold, such as the change in LIFO reserve, presented in the consolidated statements of operations. Refer to the table below for a reconciliation of Segment Adjusted EBITDA to consolidated income before taxes.

2 Reflects operating expenses included in Segment Adjusted EBITDA and excludes certain items that are included in operating expense, such as depreciation, amortization, and expenses associated with acquisitions, presented in the consolidated statements of operations. Refer to the table below for a reconciliation of Segment Adjusted EBITDA to consolidated income before taxes.

3 Reflects other income and expense, net included in Segment Adjusted EBITDA and excludes certain items that are included in other expense, net presented in the consolidated statements of operations. Refer to the table below for a reconciliation of Segment Adjusted EBITDA to consolidated income before taxes.

Segment Adjusted EBITDA for each reportable segment is presented below along with a reconciliation to consolidated income before taxes.

	Fiscal Year Ended
(In millions)	June 28, 2025	June 29, 2024	July 1, 2023
Foodservice Adjusted EBITDA	1,221.6	982.2	924.5
Convenience Adjusted EBITDA	407.3	363.6	328.8
Specialty Adjusted EBITDA	348.2	340.6	325.3
Corporate & All Other	(210.2)	(180.3)	(215.2)
Depreciation and amortization	(717.9)	(556.7)	(496.7)
Interest expense	(358.4)	(232.2)	(218.0)
Change in LIFO reserve	(88.1)	(62.3)	(39.2)
Stock-based compensation expense	(47.8)	(41.9)	(43.3)
(Loss) gain on fuel derivatives	(0.2)	1.8	(5.7)
Acquisition, integration & reorganization expenses	(87.8)	(23.7)	(10.6)
Other adjustments (4)	(7.9)	5.7	(5.9)
Income before taxes	$458.8	$596.8	$544.0

4 Other adjustments include gains and losses on disposal of fixed assets, amounts related to favorable and unfavorable leases, litigation-related accruals, severance, franchise tax expense, insurance proceeds due to hurricane and other weather related events, foreign currency transaction gains and losses, and other adjustments permitted by our ABL Facility.

Total assets by reportable segment and the reconciling items for Corporate & All Other, excluding intercompany receivables between segments, are as follows:

(In millions)	As of June 28, 2025	As of June 29, 2024
Foodservice	$11,271.1	$7,052.4
Convenience	4,276.8	4,080.9
Specialty	1,586.9	1,519.1
Corporate & All Other	746.4	740.5
Total assets	$17,881.2	$13,392.9

The sales mix for the Company’s principal product and service categories is as follows:

(In millions)	For the fiscal year ended June 28, 2025	For the fiscal year ended June 29, 2024	For the fiscal year ended July 1, 2023
Cigarettes	$14,529.5	$14,390.8	$14,902.7
Center of the plate	13,157.4	11,509.8	11,285.7
Frozen Foods	6,571.0	5,564.9	4,989.2
Canned and dry groceries	6,067.2	5,631.1	5,537.4
Candy/snack/theater and concession	5,371.9	5,211.4	4,986.9
Refrigerated and dairy products	5,154.5	4,441.3	4,557.4
Paper products and cleaning supplies	3,570.4	3,209.6	3,189.3
Beverage	3,492.3	3,053.2	2,823.3
Other tobacco products	3,424.0	2,857.9	2,978.8
Produce	1,429.3	1,346.3	1,336.8
Other miscellaneous goods and services	531.4	1,064.9	667.2
Total	$63,298.9	$58,281.2	$57,254.7

Cigarette sales represented 23.0%, 24.7%, and 26.0% of net sales for the years ended June 28, 2025, June 29, 2024, and July 1, 2023, respectively. The Company’s significant suppliers include Altria Group, Inc. (parent company of Philip Morris USA Inc.) and R.J. Reynolds Tobacco Company, which, in the aggregate, represents approximately 20.4%, 22.4%, and 23.1% of products purchased for the years ended June 28, 2025, June 29, 2024, and July 1, 2023, respectively. Although cigarettes represent a significant portion of the Company’s total net sales and cost of goods sold, the majority of the Company’s gross profit is generated from the sales of food and food-related products.

SCHEDULE 1—Registrant’s Condensed Financial Statements

PERFORMANCE FOOD GROUP COMPANY

Parent Company Only

CONDENSED BALANCE SHEETS

(In millions, except per share data)	As of June 28, 2025	As of June 29, 2024
ASSETS
Investment in wholly owned subsidiary	$4,582.2	$4,227.9
Total assets	$4,582.2	$4,227.9
LIABILITIES AND SHAREHOLDERS’ EQUITY
Intercompany payable	109.8	101.0
Total liabilities	109.8	101.0
Commitments and contingencies
Shareholders’ equity:
Common Stock
Common Stock: $0.01 par value per share, 1.0 billion shares authorized, 154.9 million shares issued and outstanding as of June 28, 2025; 154.2 million shares issued and outstanding as of June 29, 2024	1.5	1.5
Additional paid-in capital	2,831.0	2,818.5
Retained earnings	1,639.9	1,306.9
Total shareholders’ equity	4,472.4	4,126.9
Total liabilities and shareholders’ equity	$4,582.2	$4,227.9

See accompanying notes to condensed financial statements.

PERFORMANCE FOOD GROUP COMPANY

Parent Company Only

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In millions)	Fiscal year ended June 28, 2025	Fiscal year ended June 29, 2024	Fiscal year ended July 1, 2023
Operating expenses	$1.1	$0.9	$0.8
Operating loss	(1.1)	(0.9)	(0.8)
Loss before equity in net income of subsidiary	(1.1)	(0.9)	(0.8)
Equity in net income of subsidiary, net of tax	341.3	436.8	398.0
Net income	340.2	435.9	397.2
Other comprehensive (loss) income	(7.2)	(10.0)	2.6
Total comprehensive income	$333.0	$425.9	$399.8

See accompanying notes to condensed financial statements.

PERFORMANCE FOOD GROUP COMPANY

Parent Company Only

CONDENSED STATEMENTS OF CASH FLOWS

(In millions)	Fiscal year ended June 28, 2025	Fiscal year ended June 29, 2024	Fiscal year ended July 1, 2023
Cash flows from operating activities:
Net income	$340.2	$435.9	$397.2
Adjustments to reconcile net income to net cash provided by operating activities
Equity in net income of subsidiary	(341.3)	(436.8)	(398.0)
Changes in operating assets and liabilities, net
Accrued expenses and other current liabilities	—	—	0.4
Intercompany payables	8.8	20.2	9.9
Net cash provided by operating activities	7.7	19.3	9.5
Cash flows from investing activities:
Capital contribution to subsidiary	(32.7)	(15.5)	(27.7)
Distribution from subsidiary	57.6	78.1	11.2
Net cash provided by (used in) investing activities	24.9	62.6	(16.5)
Cash flows from financing activities:
Proceeds from exercise of stock options	11.1	2.2	3.1
Proceeds from employee stock purchase plan	32.7	15.5	27.7
Cash paid for shares withheld to cover taxes	(18.8)	(21.5)	(12.6)
Repurchase of common stock	(57.6)	(78.1)	(11.2)
Net cash (used in) provided by financing activities	(32.6)	(81.9)	7.0
Net (decrease) increase in cash and restricted cash	—	—	—
Cash and restricted cash, beginning of period	—	—	—
Cash and restricted cash, end of period	$—	$—	$—

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

Based on our assessment, under the criteria established in Internal Control—Integrated Framework (2013) issued by the COSO, management has concluded that the Company maintained effective internal control over financial reporting as of June 28, 2025. Management has excluded from its assessment the internal control over financial reporting at Cheney Bros., Inc. (“Cheney Brothers”), which was acquired on October 8, 2024. Cheney Brothers constitutes 15.0% of total assets 4.2% of net sales, and (3.3)% of net income reported in the consolidated financial statements as of and for the year ended June 28, 2025.

The effectiveness of the Company’s internal control over financial reporting as of June 28, 2025, excluding Cheney Brothers, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report, which appears in Item 8.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) under the Exchange Act), that occurred during the fiscal quarter ended June 28, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As permitted by applicable SEC guidance, the scope of our evaluation regarding changes in our internal control over financial reporting during the fiscal quarter ended June 28, 2025 excluded internal control over financial reporting for Cheney Brothers, which was acquired on October 8, 2024.

Item 9B. Other Information

During the three months ended June 28, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be included in our definitive proxy statement for the 2025 Annual Meeting of Stockholders under the captions “Corporate Governance at Performance Food Group,” “Executive Officers of the Company,” “Election of Directors,” and “Insider Trading Policy” and is incorporated herein by reference. We expect to file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended June 28, 2025.

Item 11. Executive Compensation

The information required by this item will be included in our definitive proxy statement for the 2025 Annual Meeting of Stockholders under the captions “Compensation Discussion and Analysis,” “Report of the Human Capital and Compensation Committee,” “Compensation Committee Interlocks and Insider Participation,” “Executive Compensation,” and “Compensation of Directors” and is incorporated herein by reference. We expect to file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended June 28, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in our definitive proxy statement for the 2025 Annual Meeting of Stockholders under the captions “Ownership of Securities” and "Equity Compensation Plan Information" and is incorporated herein by reference. We expect to file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended June 28, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in our definitive proxy statement for the 2025 Annual Meeting of Stockholders under the captions “Election of Directors,” “Corporate Governance at Performance Food Group” and “Transactions with Related Persons” and is incorporated herein by reference. We expect to file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended June 28, 2025.

Item 14. Principal Accountant Fees and Services

The information required by this item will be included in our definitive proxy statement for the 2025 Annual Meeting of Stockholders under the caption “Ratification of Independent Registered Public Accounting Firm” and is incorporated herein by reference. We expect to file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended June 28, 2025.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)
The following documents are filed, or incorporated by reference, as part of this Form 10-K:
1.
All financial statements. See Index to Consolidated Financial Statements on page 36 of this Form 10-K.
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

4.7

Form of 6.125% Senior Notes due 2032 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-37578) filed with the Securities and Exchange Commission on September 12, 2024).

4.8

Description of Capital Stock of Performance Food Group Company (incorporated by reference to Exhibit 4.8 to the Company’s Annual Report on Form 10-K (File No. 001-37578) filed with the Securities and Exchange Commission on August 16, 2023).

10.1†

Amended and Restated 2007 Management Option Plan (incorporated by reference to Exhibit 10.7 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File 333-198654), filed with the Securities and Exchange Commission on August 5, 2015).

10.2†

2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.8 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File 333-198654), filed with the Securities and Exchange Commission on August 5, 2015).

10.3†

Amendment No. 1 to the 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A (File No. 001-37578) filed with the Securities and Exchange Commission on November 19, 2019).

10.4†

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

10.6†

Form of Option Grant under the 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.18 to Amendment No. 5 to the Company’s Registration Statement on Form S-1 (File 333-198654), filed with the Securities and Exchange Commission on August 31, 2015).

10.7†

Form of Deferred Stock Unit Agreement (Non-Employee Director) under the 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37578), filed with the Securities and Exchange Commission on February 7, 2018).

10.8†

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

10.10†

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

10.12†

Performance Food Group Company Executive Severance Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37578) filed with the Securities and Exchange Commission on May 5, 2020).

10.13†

Form of Performance Food Group Company Executive Severance Plan Participation Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37578) filed with the Securities and Exchange Commission on May 5, 2020).

10.14†

Form of Time-Based Restricted Stock Agreement (Graded Vesting) under the 2015 Omnibus Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37578) filed with the Securities and Exchange Commission on November 4, 2020).

10.15†

Form of Time-Based Restricted Stock Agreement (Cliff Vesting) under the 2015 Omnibus Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37578) filed with the Securities and Exchange Commission on November 4, 2020).

10.16†

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

10.19†

Form of Performance-Based Restricted Stock Agreement under the 2015 Omnibus Incentive Plan. (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K (File No. 001-37578) filed with the Securities and Exchange Commission on August 16, 2023).

10.20†

Letter Agreement, dated July 19, 2024, between Performance Food Group Company and Patrick T. Hagerty (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2024).

10.21

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

10.22†

Amendment No. 2 to Performance Food Group Company Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37578) filed with the Securities and Exchange Commission on November 6, 2024).

10.23†

Performance Food Group Company 2024 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37578) filed with the Securities and Exchange Commission on November 20, 2024).

10.24†

Form of Time-Based Restricted Stock Agreement under the 2024 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37578) filed with the Securities and Exchange Commission on February 5, 2025).

10.25†

Form of Performance-Based Restricted Stock Agreement under the 2024 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37578) filed with the Securities and Exchange Commission on February 5, 2025).

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
97

Performance Food Group Company Executive Incentive-Based Compensation Recoupment Policy (incorporated by reference to Exhibit 97 to the Company's Annual Report on Form 10-K (File No. 001-37578) filed with the Securities and Exchange Commission on August 14, 2024).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on the 13th day of August 2025.

PERFORMANCE FOOD GROUP COMPANY (Registrant)

By:	/s/ George L. Holm
Name:	George L. Holm
Title:	Chief Executive Officer
(Principal Executive Officer and Authorized Signatory)

POWER OF ATTORNEY

Know all persons by these presents, that each person whose signature appears below hereby constitutes and appoints A. Brent King as his or her true and lawful attorney-in-fact and agent, with power to act with or without the others and with full power of substitution and resubstitution, to do any and all acts and things and to execute any and all instruments which said attorney and agent and each of them may deem necessary or desirable to enable the registrant to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission thereunder in connection with the registrant’s Annual Report on Form 10-K for the fiscal year ended June 28, 2025 (the “Annual Report”), including specifically, but without limiting the generality of the foregoing, power and authority to sign the name of the registrant and the name of the undersigned, individually and in his or her capacity as a director or officer of the registrant, to the Annual Report as filed with the Securities and Exchange Commission, to any and all amendments thereto, and to any and all instruments or documents filed as part thereof or in connection therewith; and each of the undersigned hereby ratifies and confirms all that said attorney and agent and each of them shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 13th day of August 2025.

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