Form 10-Q
period 2025-09-27
Performance Food Group Co
filed 2025-11-05
CIK 1618673

mil

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2025

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

156,812,138 shares of common stock were outstanding as of October 29, 2025.

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

There are a number of risks, uncertainties, and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. Such risks, uncertainties and other important factors that could cause actual results to differ include, among others, the risks, uncertainties and factors set forth under Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended June 28, 2025 (the “Form 10-K”), as such risk factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission (the “SEC”), and are accessible on the SEC’s website at www.sec.gov, and also include the following:

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
•
our ability to raise additional capital on commercially reasonable terms or at all; and
•
the possibility that the expected synergies and other benefits from the Cheney Brothers Acquisition will not be realized or will not be realized within the expected time period

We caution you that the risks, uncertainties, and other factors referenced above may not contain all of the risks, uncertainties and other factors that are important to you. In addition, we cannot assure you that we will realize the results, benefits, or developments that we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our business in the way expected. We cannot assure you (i) we have correctly measured or identified all of the factors affecting our business or the extent of these factors’ likely impact, (ii) the available information with respect to these factors on which such analysis is based is complete or accurate, (iii) such analysis is correct, or (iv) our strategy, which is based in part on this analysis, will be successful. All forward-looking statements in this report apply only as of the date of this report or as of the date they were made and, except as required by applicable law, we undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

Unless this Form 10-Q indicates otherwise or the context otherwise requires, the terms “we,” “our,” “us,” “the Company,” or “PFG” as used in this Form 10-Q refer to Performance Food Group Company and its consolidated subsidiaries.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except per share data)	As of September 27, 2025	As of June 28, 2025
ASSETS
Current assets:
Cash	$38.1	$78.5
Accounts receivable, less allowances of $69.2 and $69.0	2,831.7	2,833.0
Inventories, net	4,415.0	3,887.7
Income taxes receivable	93.9	96.2
Prepaid expenses and other current assets	227.3	239.7
Total current assets	7,606.0	7,135.1
Goodwill	3,474.0	3,480.1
Other intangible assets, net	1,620.1	1,688.5
Property, plant and equipment, net	4,505.6	4,458.7
Operating lease right-of-use assets	931.9	933.8
Other assets	214.2	185.0
Total assets	$18,351.8	$17,881.2
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable and outstanding checks in excess of deposits	3,366.6	3,165.3
Accrued expenses and other current liabilities	846.7	1,025.9
Finance lease obligations—current installments	232.9	221.9
Operating lease obligations—current installments	104.6	104.5
Total current liabilities	4,550.8	4,517.6
Long-term debt	5,636.8	5,388.8
Deferred income tax liability, net	903.0	887.1
Finance lease obligations, excluding current installments	1,433.9	1,379.9
Operating lease obligations, excluding current installments	893.5	900.7
Other long-term liabilities	360.3	334.7
Total liabilities	13,778.3	13,408.8
Commitments and contingencies (Note 10)
Shareholders’ equity:
Common Stock: $0.01 par value per share, 1.0 billion shares authorized, 155.7 million shares issued and outstanding as of September 27, 2025; 154.9 million shares issued and outstanding as of June 28, 2025	1.6	1.5
Additional paid-in capital	2,839.5	2,831.0
Accumulated other comprehensive loss, net of tax benefit of $1.3 and $0.9	(4.3)	(3.2)
Retained earnings	1,736.7	1,643.1
Total shareholders’ equity	4,573.5	4,472.4
Total liabilities and shareholders’ equity	$18,351.8	$17,881.2

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per share data)	Three Months Ended September 27, 2025	Three Months Ended September 28, 2024
Net sales	$17,075.9	$15,415.5
Cost of goods sold	15,059.3	13,651.3
Gross profit	2,016.6	1,764.2
Operating expenses	1,791.9	1,548.9
Operating profit	224.7	215.3
Other expense, net:
Interest expense	104.4	66.8
Other, net	(1.2)	1.6
Other expense, net	103.2	68.4
Income before taxes	121.5	146.9
Income tax expense	27.9	38.9
Net income	$93.6	$108.0
Weighted-average common shares outstanding:
Basic	155.5	154.6
Diluted	156.9	156.2
Earnings per common share:
Basic	$0.60	$0.70
Diluted	$0.60	$0.69

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In millions)	Three Months Ended September 27, 2025	Three Months Ended September 28, 2024
Net income	$93.6	$108.0
Other comprehensive loss, net of tax
Interest rate swaps:
Change in fair value, net of tax	0.1	(2.9)
Reclassification adjustment, net of tax	(0.3)	(3.0)
Foreign currency translation adjustment, net of tax	(0.9)	0.5
Other comprehensive loss	(1.1)	(5.4)
Total comprehensive income	$92.5	$102.6

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Shareholders’
(In millions)	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance as of June 29, 2024	154.2	$1.5	$2,818.5	$4.0	$1,302.9	$4,126.9
Net income	—	—	—	—	108.0	108.0
Interest rate swaps	—	—	—	(5.9)	—	(5.9)
Foreign currency translation adjustment	—	—	—	0.5	—	0.5
Issuance of common stock under stock-based compensation plans	0.5	—	(16.7)	—	—	(16.7)
Issuance of common stock under employee stock purchase plan	0.2	—	15.0	—	—	15.0
Common stock repurchased	(0.4)	—	(29.5)	—	—	(29.5)
Stock-based compensation expense	—	—	9.9	—	—	9.9
Balance as of September 28, 2024	154.5	$1.5	$2,797.2	$(1.4)	$1,410.9	$4,208.2

Balance as of June 28, 2025	154.9	1.5	2,831.0	(3.2)	1,643.1	4,472.4
Net income	—	—	—	—	93.6	93.6
Interest rate swaps	—	—	—	(0.2)	—	(0.2)
Foreign currency translation adjustment	—	—	—	(0.9)	—	(0.9)
Issuance of common stock under stock-based compensation plans	0.6	0.1	(21.6)	—	—	(21.5)
Issuance of common stock under employee stock purchase plan	0.2	—	17.1	—	—	17.1
Stock-based compensation expense	—	—	13.0	—	—	13.0
Balance as of September 27, 2025	155.7	$1.6	$2,839.5	$(4.3)	$1,736.7	$4,573.5

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)	Three Months Ended September 27, 2025	Three Months Ended September 28, 2024
Cash flows from operating activities:
Net income	$93.6	$108.0
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Depreciation	128.7	97.4
Amortization of intangible assets	66.7	55.5
Amortization of deferred financing costs	3.4	2.7
Provision for losses on accounts receivables	4.4	6.4
Change in LIFO reserve	24.5	12.7
Stock compensation expense	13.0	11.3
Deferred income tax expense (benefit)	20.4	(15.2)
Change in fair value of derivative assets and liabilities	(0.3)	1.5
Other non-cash activities	0.9	0.5
Changes in operating assets and liabilities, net
Accounts receivable	(2.4)	10.0
Inventories	(551.8)	(342.9)
Income taxes receivable	2.3	43.8
Prepaid expenses and other assets	8.2	74.1
Trade accounts payable and outstanding checks in excess of deposits	201.3	162.1
Accrued expenses and other liabilities	(158.1)	(174.4)
Net cash (used in) provided by operating activities	(145.2)	53.5
Cash flows from investing activities:
Purchases of property, plant and equipment	(78.9)	(96.5)
Net cash paid for acquisitions	—	(574.3)
Proceeds from sale of property, plant and equipment and other	0.9	1.0
Net cash used in investing activities	(78.0)	(669.8)
Cash flows from financing activities:
Net borrowings (payments) under ABL Facility	246.3	(263.7)
Borrowing of Notes due 2032	—	1,000.0
Cash paid for debt issuance, extinguishment and modifications	—	(28.5)
Payments under finance lease obligations	(57.5)	(38.0)
Net cash paid for acquisitions	(1.5)	—
Proceeds from employee stock purchase plan	17.1	15.0
Proceeds from exercise of stock options	3.3	0.5
Cash paid for shares withheld to cover taxes	(24.8)	(17.2)
Repurchases of common stock	—	(29.2)
Net cash provided by financing activities	182.9	638.9
Net (decrease) increase in cash and restricted cash	(40.3)	22.6
Cash and restricted cash, beginning of period	86.7	27.7
Cash and restricted cash, end of period	$46.4	$50.3

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

(In millions)	As of September 27, 2025	As of June 28, 2025
Cash	$38.1	$78.5
Restricted cash(1)	8.3	8.2
Total cash and restricted cash	$46.4	$86.7
(1)
Restricted cash is reported within Other assets and represents the amounts required by insurers to collateralize a part of the deductibles for the Company’s workers’ compensation and liability claims.

Supplemental disclosures of cash flow information are as follows:

(In millions)	Three Months Ended September 27, 2025	Three Months Ended September 28, 2024
Cash paid during the year for:
Interest net of amounts capitalized	$112.0	$63.5
Income tax payments net of refunds	2.2	1.0

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Summary of Business Activities

Business Overview

Performance Food Group Company, through its subsidiaries, markets and distributes primarily national and Company-branded food and food-related products to customer locations across North America. The Company serves both of the major customer types in the restaurant industry: (i) independent customers, and (ii) multi-unit, or chain customers, which include some of the most recognizable family and casual dining restaurant chains, as well as schools, business and industry locations, healthcare facilities, and retail establishments. The Company also specializes in distributing candy, snacks, beverages, cigarettes, other tobacco products, health and beauty care products and other items to vending distributors, big box retailers, theaters, convenience stores, drug stores, grocery stores, travel providers, hospitality providers, and direct to consumers.

Share Repurchase Program

In May 2025, the Board of Directors of the Company authorized a share repurchase program for up to $500 million of the Company’s outstanding common stock. This authorization replaced the previously authorized $300 million share repurchase program. The current share repurchase program has an expiration date of May 27, 2029 and may be amended, suspended, or discontinued at any time at the Company’s discretion, subject to compliance with applicable laws. As of September 27, 2025, $500 million remained available for share repurchases.

2. Summary of Significant Accounting Policies and Estimates

Basis of Presentation

The consolidated financial statements have been prepared by the Company, without audit, with the exception of the June 28, 2025 consolidated balance sheet, which was derived from the audited consolidated financial statements included in the Form 10-K. The financial statements include consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive income, consolidated statements of shareholders’ equity, and consolidated statements of cash flows. Certain prior period amounts have been reclassified to conform to current period presentation. In the opinion of management, all adjustments, which consist of normal recurring adjustments, except as otherwise disclosed, necessary to present fairly the financial position, results of operations, comprehensive income, shareholders’ equity, and cash flows for all periods presented have been made.

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

3. Recently Issued Accounting Pronouncements

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The update expands public entities’ income tax disclosure requirements primarily by requiring disaggregation of specific categories and reconciling items that meet a quantitative threshold within the rate reconciliation, as well as disaggregation of income taxes paid by jurisdiction. This pronouncement is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The amendments in this update will be adopted for the fiscal year ending June 27, 2026 (“fiscal 2026”), with annual reporting requirements effective for our fiscal 2026 Annual Report on Form 10-K. The amendments in this update should be applied on a prospective basis, with retrospective application permitted. The provisions of the new standard will not impact the Company’s results of operations, financial position, or cash flows but will require the Company to expand its current income tax disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement--Reporting Comprehensive Income--Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The update improves the disclosures about a public entity’s expenses and addresses requests from investors for more detailed information about the types of expenses in commonly presented expense captions. In January 2025, the FASB released ASU 2025-01 to clarify ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. The amendments in this update will be adopted for the fiscal year ending July 1, 2028 (“fiscal 2028”), with annual reporting requirements effective for our fiscal 2028 Annual Report on Form 10-K and interim reporting requirements effective for our Quarterly Reports on Forms 10-Q within the fiscal year ending June 30, 2029 ("fiscal 2029"). The amendments in this update should be applied prospectively, however, retrospective application is permitted. The provisions of the new standard will not impact the Company’s results of operations, financial position, or cash flows but will require the Company to expand its disclosures of the Company's expenses.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments--Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This update provides a practical expedient for all entities to simplify the estimation of expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers. In developing reasonable and supportable forecasts as part of estimating expected credit losses, entities may elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. The amendments in this update should be applied on a prospective basis. This pronouncement is effective for annual periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. The amendments in this update will be adopted at the beginning of the fiscal year ending July 3, 2027 (“fiscal 2027”). The Company is currently evaluating the effect of adopting ASU 2025-05 on its future consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, Targeted Improvements to the Accounting for Internal-Use Software, to modernize the accounting for and disclosure of internal-use software costs. This update removes all references to project stages, defines the threshold to begin capitalizing costs, and clarifies the disclosure requirements of capitalized software costs. The ASU is effective for annual periods beginning after December 15, 2027, and interim periods within those fiscal years, and can be applied retrospectively, prospectively, or on a modified transition approach. Early adoption is permitted. The amendments in this update will be adopted at the beginning of fiscal 2029. The Company is currently assessing the impact of this update on its future consolidated financial statements.

4. Revenue Recognition

The Company markets and distributes primarily national and Company-branded food and food-related products to customer locations across North America. The Foodservice segment primarily services restaurants and supplies a “broad line” of products to its customers, including the Company’s Performance Brands and custom-cut meats and seafood, as well as products that are specific to each customer’s menu requirements. The Specialty segment, previously referred to as Vistar, specializes in distributing candy, snacks, beverages, and other items nationally to vending, office coffee service, theater, retail, hospitality, and other channels. The Convenience segment distributes candy, snacks, beverages, cigarettes, other tobacco products, food and foodservice related products, and other items to convenience stores across North America. The Company disaggregates revenue by customer type and product offerings and determined that disaggregating revenue at the segment level achieves the disclosure objective to depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. Refer to Note 13. Segment Information for external revenue by reportable segment.

The Company has customer contracts in which incentives are paid upfront to certain customers. These payments have become industry practice and are not related to financing the customer’s business, nor are they associated with any distinct good or service to be received from the customer. These incentive payments are capitalized and amortized over the life of the contract or the expected life of the customer relationship on a straight-line basis, and are regularly assessed for impairment. The Company’s contract asset for these incentives totaled $65.8 million and $67.0 million as of September 27, 2025 and June 28, 2025, respectively.

5. Business Combinations

During the first quarter of fiscal 2026, there were no acquisitions. During the first quarter of fiscal 2025, the Company paid cash of $574.3 million, net of cash received for an acquisition. The acquisition is reported in the Foodservice segment and did not materially affect the Company's results of operations.

On October 8, 2024, PFG acquired Cheney Bros., Inc. (“Cheney Brothers”) for $2.0 billion, consisting of $1,977.1 million of cash consideration, net of cash received, and $32.4 million of deferred consideration payable to the seller over the next five years. As of September 27, 2025, the deferred consideration payable to the seller was $27.9 million. The cash consideration portion of the purchase price was financed with the borrowings under the Company's asset-based revolving credit facility.

6. Debt

The Company is a holding company and conducts its operations through its subsidiaries, which have incurred or guaranteed indebtedness as described below.

Debt consisted of the following:

(In millions)	As of September 27, 2025	As of June 28, 2025
Credit Agreement	$2,601.3	$2,355.0
5.500% Notes due 2027, effective interest rate 5.930%	1,060.0	1,060.0
4.250% Notes due 2029, effective interest rate 4.439%	1,000.0	1,000.0
6.125% Notes due 2032, effective interest rate 6.286%	1,000.0	1,000.0
Less: Original issue discount and deferred financing costs	(24.5)	(26.2)
Long-term debt	5,636.8	5,388.8
Less: current installments	-	-
Total debt, excluding current installments	$5,636.8	$5,388.8

Credit Agreement

PFGC, Inc. (“PFGC”), a wholly-owned subsidiary of the Company, and Performance Food Group, Inc., a wholly-owned subsidiary of PFGC, are parties to the Sixth Amended and Restated Credit Agreement dated September 9, 2024 (the “ABL Facility”), with Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent, and the other lenders party thereto. The ABL Facility has an aggregate principal amount available of $5.0 billion and matures September 9, 2029. The ABL Facility also provides for up to $1.0 billion of uncommitted incremental facilities. The terms of any such incremental facility shall be agreed between Performance Food Group, Inc. and the lenders providing the new commitments, subject to certain limitations set forth in the ABL Facility.

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

The following table summarizes outstanding borrowings, availability, and the average interest rate under the Company’s credit agreement:

(Dollars in millions)	As of September 27, 2025	As of June 28, 2025
Aggregate borrowings	$2,601.3	$2,355.0
Letters of credit	165.9	171.4
Excess availability, net of lenders’ reserves of $98.6 and $106.0	2,232.8	2,473.6
Average interest rate, excluding impact of interest rate swaps	5.78%	5.86%

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

Upon the occurrence of a change of control triggering event or upon the sale of certain assets in which Performance Food Group, Inc. does not apply the proceeds as required, the holders of the Notes due 2029 will have the right to require Performance Food Group, Inc. to repurchase each holder’s Notes due 2029 at a price equal to 101% (in the case of a change of control triggering event) or 100% (in the case of an asset sale) of their principal amount, plus accrued and unpaid interest. Performance Food Group, Inc. may redeem all or part of the Notes due 2029 at a redemption price equal to 101.163% of the principal amount redeemed, plus accrued and unpaid interest. The redemption price decreases to 100% of the principal amount redeemed on August 1, 2026.

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

Certain of the leases for tractors, trailers, and other vehicles and equipment provide for residual value guarantees to the lessors. Circumstances that would require the subsidiary to perform under the guarantees include either (1) default on the leases with the leased assets being sold for less than the specified residual values in the lease agreements, or (2) decisions not to purchase the assets at the end of the lease terms combined with the sale of the assets, with sales proceeds less than the residual value of the leased assets specified in the lease agreements. Residual value guarantees under these operating lease agreements typically range between 6% and 20% of the value of the leased assets at inception of the lease. These leases have original terms ranging from 5 to 10 years and are set to expire at various dates ranging from 2025 to 2032. As of September 27, 2025, the undiscounted maximum amount of potential future payments for lease residual value guarantees totaled approximately $7.4 million, which would be mitigated by the fair value of the leased assets at lease expiration.

The following table presents the location of the right-of-use assets and lease liabilities in the Company’s consolidated balance sheet as of September 27, 2025 and June 28, 2025 (in millions), as well as the weighted-average lease term and discount rate for the Company’s leases:

Leases	Consolidated Balance Sheet Location	As of September 27, 2025	As of June 28, 2025
Assets:
Operating	Operating lease right-of-use assets	$931.9	$933.8
Finance	Property, plant and equipment, net	1,678.3	1,614.7
Total lease assets		$2,610.2	$2,548.5
Liabilities:
Current
Operating	Operating lease obligations—current installments	$104.6	$104.5
Finance	Finance lease obligations—current installments	232.9	221.9
Non-current
Operating	Operating lease obligations, excluding current installments	893.5	900.7
Finance	Finance lease obligations, excluding current installments	1,433.9	1,379.9
Total lease liabilities		$2,664.9	$2,607.0

Weighted average remaining lease term
Operating leases		10.5 years	10.7 years
Finance leases		9.8 years	9.8 years
Weighted average discount rate
Operating leases		5.6%	5.6%
Finance leases		5.7%	5.7%

The following table presents the location of lease costs in the Company’s consolidated statement of operations for the periods reported (in millions):

		Three Months Ended
Lease Cost	Statement of Operations Location	September 27, 2025	September 28, 2024
Finance lease cost:
Amortization of finance lease assets	Operating expenses	$57.4	$37.1
Interest on lease liabilities	Interest expense	23.3	11.9
Total finance lease cost		$80.7	$49.0
Operating lease cost	Operating expenses	43.7	42.1
Short-term lease cost	Operating expenses	14.7	12.8
Total lease cost		$139.1	$103.9

The following table presents the supplemental cash flow information related to leases for the periods reported (in millions):

	Three Months Ended
(In millions)	September 27, 2025	September 28, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$40.6	$39.0
Operating cash flows from finance leases	23.3	11.9
Financing cash flows from finance leases	57.5	38.0
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	20.0	16.0
Finance leases	122.5	124.7

The following table presents the future minimum lease payments under non-cancelable leases as of September 27, 2025 (in millions):

Fiscal Year	Operating Leases	Finance Leases
2026	$118.7	$242.2
2027	153.4	307.7
2028	142.9	279.3
2029	127.8	255.3
2030	115.6	227.8
Thereafter	720.2	1,012.3
Total future minimum lease payments	$1,378.6	$2,324.6
Less: Interest	380.5	657.8
Present value of future minimum lease payments	$998.1	$1,666.8

As of September 27, 2025, the Company had additional operating and finance leases that had not yet commenced, which total $13.5 million in future minimum lease payments. These leases relate primarily vehicle leases expected to commence in fiscal 2026 with lease terms of 6 to 10 years. In addition, there is a warehouse lease that will commence in fiscal 2026 with a term of 5 years.

8. Fair Value of Financial Instruments

The carrying values of cash, accounts receivable, outstanding checks in excess of deposits, trade accounts payable, and accrued expenses approximate their fair values because of the relatively short maturities of those instruments. The derivative assets and liabilities are recorded at fair value on the balance sheet. The fair value of long-term debt, which has a carrying value of $5,636.8 million and $5,388.8 million, is $5,657.1 million and $5,399.7 million at September 27, 2025 and June 28, 2025, respectively, and is determined by reviewing current market pricing related to comparable debt issued at the time of the balance sheet date, and is considered a Level 2 measurement.

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

On July 4, 2025, Public Law No. 119-21, referred to as the One Big Beautiful Bill Act (the “Act”), was enacted into law. The Act includes changes to U.S. tax law that are applicable to the Company in fiscal 2025 and fiscal 2026, including 100% bonus depreciation on qualified property, immediate expensing of domestic research costs and modification of the business interest expense limitation. The effects of these changes were incorporated into the income tax provision for the three months ended September 27, 2025. The Company expects a beneficial cash flow impact, with no material impact to its effective tax rate, in fiscal 2026.

The Company’s effective tax rate was 23.0% for the three months ended September 27, 2025 and 26.5% for the three months ended September 28, 2024. The effective tax rate varies from the 21% statutory rate primarily due to state and foreign income taxes, federal credits and other permanent items. The excess tax benefit of exercised and vested stock awards is treated as a discrete item. The effective tax rate for the three months ended September 27, 2025 differed from the prior year period primarily due to an increase in deductible discrete items related to stock-based compensation and an increase in tax credits net of valuation allowance established, partially offset by an increase in foreign taxes as a percentage of income.

As of September 27, 2025 and June 28, 2025, the Company had net deferred tax assets of $251.4 million and $227.4 million, respectively, and deferred tax liabilities of $1,154.4 million and $1,114.5 million, respectively. As of both September 27, 2025 and June 28, 2025, the Company had established a valuation allowance net of federal benefit of $13.1 million and $11.8 million, respectively, against deferred tax assets related to certain tax credit carryforwards and certain net operating losses which are not likely to be realized due to limitations on utilization. The change in the deferred tax balances relates primarily to certain modifications of U.S. tax law applicable under the Act and valuation allowance established on foreign tax credit carryforwards. The Company believes that it is more likely than not that the remaining deferred tax assets will be realized.

Since the Organization for Economic Co-operation and Development (“OECD”) announced the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting in 2021, a number of countries have begun to enact legislation to implement the OECD international tax framework, including the Pillar Two minimum tax regime. Of the regions in which we operate, Canada has implemented the Pillar Two framework effective January 1, 2024. The Company is not subject to Pillar Two minimum tax in Canada during the first thirteen weeks of fiscal 2026 under the applicable safe harbor rules.

10. Commitments and Contingencies

Purchase Obligations

The Company had outstanding contracts and purchase orders of $324.6 million related to capital projects and services at September 27, 2025. Amounts due under these contracts were not included on the Company’s consolidated balance sheet as of September 27, 2025.

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

On September 10, 2021, Michael Lumpkins filed a parallel lawsuit in Illinois state court against several entities, including

JUUL, e-liquid manufacturers, various retailers, and various distributors, including Eby-Brown and Core-Mark, alleging similar claims to the claims at issue in the MDL (the “Illinois Litigation”). Because there is no federal jurisdiction for this case, it will proceed in Illinois state court. Plaintiff alleges as damages that his use of JUUL products caused a brain injury that was later exacerbated by medical negligence. The court denied Eby-Brown and Core-Mark’s motion to dismiss, and the case has moved into the discovery phase. The trial date has been set for January 15, 2026. On October 20, 2025, the court entered a stipulated order of dismissal without prejudice as to various defendants, included but not limited to, Eby-Brown and Core-Mark. In the event the Plaintiff attempts to refile the Illinois Litigation against Eby-Brown or Core-Mark, the defense and indemnity of Eby-Brown and Core-Mark for the Illinois Litigation would be covered by the Distribution Agreement and the Defense Agreement, respectively.

Tax Liabilities

The Company is subject to customary audits by authorities in the jurisdictions where it conducts business in the United States and foreign countries, which may result in assessments of additional taxes. These additional taxes are accrued when probable and reasonably estimable.

11. Related-Party Transactions

The Company participates in, and has an equity method investment in, a purchasing alliance that was formed to obtain better pricing, to expand product options, to reduce internal costs, and to achieve greater inventory turnover. The Company’s investment in the purchasing alliance was $16.3 million as of September 27, 2025 and $13.3 million as of June 28, 2025. For the three-month periods ended September 27, 2025 and September 28, 2024, the Company recorded purchases of $794.8 million and $601.1 million, respectively, through the purchasing alliance.

12. Earnings Per Common Share

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is calculated using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. The Company’s potential common shares include outstanding stock-based compensation awards and expected issuable shares under the employee stock purchase plan. In computing diluted earnings per common share, the average closing stock price for the period is used in determining the number of shares assumed to be purchased with the assumed proceeds under the treasury stock method. No potential common shares were considered antidilutive for the three months ended September 27, 2025. Potential common shares of 0.2 million for the three months ended September 28, 2024 were not included in computing diluted earnings per common share because the effect would have been antidilutive.

A reconciliation of the numerators and denominators for the basic and diluted earnings per common share computations is as follows:

(In millions, except per share amounts)	Three Months Ended September 27, 2025	Three Months Ended September 28, 2024
Numerator:
Net income	$93.6	$108.0
Denominator:
Weighted-average common shares outstanding	155.5	154.6
Dilutive effect of potential common shares	1.4	1.6
Weighted-average dilutive common shares outstanding	156.9	156.2
Basic earnings per common share	$0.60	$0.70
Diluted earnings per common share	$0.60	$0.69

13. Segment Information

The Company regularly monitors for changes in facts and circumstances that would necessitate changes in its determination of operating segments. In the third quarter of fiscal 2025, the Company updated its operating segments to reflect the manner in which the chief operating decision maker (“CODM”) manages the business. Based on changes to the Company’s organizational structure and how the CODM reviews operating results and makes decisions about resource allocation, certain operations and administrative and corporate costs previously reported in Corporate & All Other are now included in the Foodservice segment. The Company continues to have three reportable segments: Foodservice, Specialty (formerly Vistar), and Convenience. The presentation and amounts for the three months ended September 28, 2024 have been recast to reflect these segment changes.

The Foodservice segment distributes a broad line of national brands, customer brands, and our proprietary-branded food and food-related products, or “Performance Brands.” Foodservice sells to independent and multi-unit chain restaurants and other institutions such as schools, healthcare facilities, business and industry locations, and retail establishments. Our chain customers are multi-unit restaurants with five or more locations and include some of the most recognizable family and casual dining restaurant chains. Our Convenience segment distributes candy, snacks, beverages, cigarettes, other tobacco products, food and foodservice related products, and other items to convenience stores across North America. Our Specialty segment, previously referred to as Vistar, specializes in distributing candy, snacks, beverages, and other food items nationally to vending, office coffee service, theater, retail, hospitality, and other channels and utilizes third-party carriers to deliver direct to consumers for our supplier partners and to our customers whose order sizes are too small to be served effectively by our fleet network.

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

The Company’s CODM, our Chief Executive Officer, utilizes net sales and Segment Adjusted EBITDA, which is the Company’s GAAP measure of segment profit, to evaluate each operating segment’s financial performance and make decisions about resource allocation. Segment Adjusted EBITDA is defined as net income before interest expense, interest income, income taxes, depreciation, and amortization and excludes certain items that the Company does not consider part of its segments’ core operating results, including stock-based compensation expense, changes in the last-in-first-out (“LIFO”) reserve, acquisition, integration and reorganization expenses, and gains and losses related to fuel derivatives. The CODM reviews budget-to-actual and year-over-year variances for net sales and Segment Adjusted EBITDA each month when assessing segment performance and making decisions about allocating resources to the segments.

The Company adopted ASU 2023-07 Segment Reporting - Improving Reportable Segment Disclosures (Topic 280) for the fiscal year ended June 28, 2025 and applied the provisions on a retrospective basis to all periods presented in this Form 10-Q. Adoption of this standard resulted in additional disclosure of the significant expenses in the respective segments. The Company’s significant segment expenses, Segment Cost of Goods Sold and Segment Operating Expense, are significant to the segment, regularly provided to or easily computed from information regularly provided to our CODM, and included in Segment Adjusted EBITDA. Accordingly, the segment expenses presented below exclude the same items that are excluded from Segment Adjusted EBITDA.

	Reportable Segments			Reconciling Items
(In millions)	Foodservice	Convenience	Specialty	Corporate & All Other	Eliminations	Consolidated
For the three months ended September 27, 2025
Net external sales	$9,142.6	$6,586.9	$1,275.4	$71.0	$—	$17,075.9
Inter-segment sales	3.5	—	0.8	179.2	(183.5)	—
Total net sales	9,146.1	6,586.9	1,276.2	250.2	(183.5)	17,075.9

Less:
Segment cost of goods sold(1)	7,814.8	6,139.7	1,040.9
Segment operating expenses(2)	1,008.3	327.0	141.3
Segment other (income) expense, net(3)	(1.4)	(0.8)	-
Segment Adjusted EBITDA	324.4	121.0	94.0

Depreciation and amortization	130.3	39.9	13.0	12.2	—	195.4
Capital expenditures	51.5	13.9	2.5	11.0	—	78.9

For the three months ended September 28, 2024
Net external sales	$7,696.3	$6,363.4	$1,284.7	$71.1	$—	$15,415.5
Inter-segment sales	5.2	0.3	1.0	175.6	(182.1)	—
Total net sales	7,701.5	6,363.7	1,285.7	246.7	(182.1)	15,415.5

Less:
Segment cost of goods sold(1)	6,600.0	5,939.1	1,057.4
Segment operating expenses(2)	827.1	319.4	145.0
Segment other (income) expense, net(3)	(0.2)	(0.1)	0.1
Segment Adjusted EBITDA	274.6	105.3	83.2

Depreciation and amortization	85.2	38.6	14.4	14.7	—	152.9
Capital expenditures	77.3	10.4	6.0	2.8	—	96.5

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

Segment Adjusted EBITDA for each reportable segment is presented below along with a reconciliation to consolidated income before taxes.

	Three Months Ended
(In millions)	September 27, 2025	September 28, 2024
Foodservice Adjusted EBITDA	324.4	274.6
Convenience Adjusted EBITDA	121.0	105.3
Specialty Adjusted EBITDA	94.0	83.2
Corporate & All Other	(59.3)	(51.2)
Depreciation and amortization	(195.4)	(152.9)
Interest expense	(104.4)	(66.8)
Change in LIFO reserve	(24.5)	(12.7)
Stock-based compensation expense	(13.0)	(11.3)
(Loss) gain on fuel derivatives	0.2	(1.4)
Acquisition, integration & reorganization expenses	(9.2)	(19.1)
Other adjustments (4)	(12.3)	(0.8)
Income before taxes	$121.5	$146.9

4 Other adjustments include gains and losses on disposal of fixed assets, amounts related to favorable and unfavorable leases, litigation-related accruals, severance, franchise tax expense, insurance proceeds due to hurricane and other weather related events, foreign currency transaction gains and losses, and other adjustments permitted by our ABL Facility. Additionally, for the three months ended September 27, 2025, Other adjustments included $9.9 million of legal and professional fees incurred in connection with shareholder activism and the clean team agreement with US Foods Holdings Corp.

Total assets by reportable segment and the reconciling items for Corporate & All Other, excluding intercompany receivables between segments, are as follows:

(In millions)	As of September 27, 2025	As of June 28, 2025
Foodservice	$11,358.1	$11,271.1
Convenience	4,718.6	4,276.8
Specialty	1,509.9	1,586.9
Corporate & All Other	765.2	746.4
Total assets	$18,351.8	$17,881.2

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with the unaudited Consolidated Financial Statements and the Notes thereto included in Item 1. Financial Statements (“Item 1”) of this Form 10-Q and the audited Consolidated Financial Statements and the Notes thereto included in Item 8. Financial Statements and Supplementary Data of the Form 10-K. In addition to historical consolidated financial information, this discussion contains forward-looking statements that reflect our plans, estimates, and beliefs and involve numerous risks and uncertainties, including those described in Item 1A. Risk Factors of the Form 10-K. Actual results may differ materially from those contained in any forward-looking statements. You should carefully read “Special Note Regarding Forward-Looking Statements” in this Form 10-Q.

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

Based on the Company’s organizational structure and how the Company’s management reviews operating results and makes decisions about resource allocation, the Company has three reportable segments: Foodservice, Convenience, and Specialty. Our Foodservice segment distributes a broad line of national brands, customer brands, and our proprietary-branded food and food-related products, or “Performance Brands.” Foodservice sells to independent and multi-unit chain restaurants and other institutions such as schools, healthcare facilities, business and industry locations, and retail establishments. Our chain customers are multi-unit restaurants with five or more locations and include some of the most recognizable family and casual dining restaurant chains. Our Convenience segment distributes candy, snacks, beverages, cigarettes, other tobacco products, food and foodservice related products and other items to convenience stores across North America. Our Specialty segment distributes candy, snacks, beverages, and other food items nationally to vending, office coffee service, theater, retail, and other channels and utilizes third-party carriers to deliver direct to consumers for our supplier partners and to our customers whose order sizes are too small to be served effectively by our fleet network. We believe our diverse segments provide substantial opportunities for cross-segment collaboration to better serve our customers, including business development, procurement, operational best practices such as the use of new productivity technologies, and supply chain and network optimization, as well as shared corporate functions such as accounting, treasury, tax, legal, information systems, and human resources.

Key Factors Affecting Our Business

Our business, our industry and the economy are influenced by a number of general macroeconomic factors, including, but not limited to, reduced demand for our products related to unfavorable macroeconomic conditions triggered by developments beyond our control, including geopolitical dynamics and other events that trigger economic volatility or negatively affect consumer confidence and discretionary spending. We continue to actively monitor the impacts of the evolving macroeconomic and geopolitical landscape, including rapidly evolving tariff and global trade policies, on all aspects of our business. The Company and our industry may face challenges related to uncertain economic conditions and heightened uncertainty in the financial markets, inflationary pressure, an uncertain political environment, supply chain disruptions, and lower disposable incomes due to macroeconomic conditions. Although rapidly evolving tariff and global trade policies have caused increased uncertainty throughout calendar year 2025, we saw little impact to our results in fiscal 2025 and the first quarter of fiscal 2026. However, the extent and duration of the tariffs and the resulting future impact on general economic conditions and our future financial position, liquidity, and results of operations remains uncertain. Sustained macroeconomic challenges, whether due to tariffs or otherwise, could negatively affect consumer discretionary spending decisions within our customers’ establishments, which could negatively impact our sales and profitability.

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

Adjusted EBITDA is not a measure of operating income, operating performance, or liquidity presented in accordance with, or required by, GAAP and is subject to important limitations. We use this measure to evaluate the performance of our business on a consistent basis over time and for business planning purposes. In addition, targets based on Adjusted EBITDA are among the measures we use to evaluate our management’s performance for purposes of determining their compensation under our incentive plans. We believe that the presentation of Adjusted EBITDA is useful to investors because it is frequently used by securities analysts, investors, and other interested parties, including our lenders under the ABL Facility and holders of our Notes due 2027, Notes due 2029, and Notes due 2032, in their evaluation of the operating performance of companies in industries similar to ours.

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

Results of Operations and Adjusted EBITDA

The following table sets forth a summary of our results of operations and Adjusted EBITDA for the periods indicated:

	Three Months Ended
	September 27, 2025	September 28, 2024	Change	%
Net sales	$17,075.9	$15,415.5	$1,660.4	10.8
Cost of goods sold	15,059.3	13,651.3	1,408.0	10.3
Gross profit	2,016.6	1,764.2	252.4	14.3
Operating expenses	1,791.9	1,548.9	243.0	15.7
Operating profit	224.7	215.3	9.4	4.4
Other expense, net
Interest expense	104.4	66.8	37.6	56.3
Other, net	(1.2)	1.6	(2.8)	(175.0)
Other expense, net	103.2	68.4	34.8	50.9
Income before income taxes	121.5	146.9	(25.4)	(17.3)
Income tax expense	27.9	38.9	(11.0)	(28.3)
Net income (GAAP)	$93.6	$108.0	$(14.4)	(13.3)
Adjusted EBITDA (Non-GAAP)	$480.1	$411.9	$68.2	16.6
Weighted-average common shares outstanding:
Basic	155.5	154.6	0.9	0.6
Diluted	156.9	156.2	0.7	0.4
Earnings per common share:
Basic	$0.60	$0.70	$(0.10)	(14.3)
Diluted	$0.60	$0.69	$(0.09)	(13.0)

We believe that the most directly comparable GAAP measure to Adjusted EBITDA is net income. The following table reconciles Adjusted EBITDA to net income for the periods presented:

	Three Months Ended
(In millions)	September 27, 2025	September 28, 2024
Net income (GAAP)	$93.6	$108.0
Interest expense	104.4	66.8
Income tax expense	27.9	38.9
Depreciation	128.7	97.4
Amortization of intangible assets	66.7	55.5
Change in LIFO reserve (1)	24.5	12.7
Stock-based compensation expense	13.0	11.3
(Gain) loss on fuel derivatives	(0.2)	1.4
Acquisition, integration & reorganization expenses (2)	9.2	19.1
Other adjustments (3)	12.3	0.8
Adjusted EBITDA (Non-GAAP)	$480.1	$411.9
(1)
Includes increases in the LIFO reserve of $1.7 million for Foodservice and $22.8 million for Convenience for the first quarter of fiscal 2026 compared to increases of $0.9 million for Foodservice and $11.8 million for Convenience for the first quarter of fiscal 2025.
(2)
Includes professional fees and other costs related to in-progress, completed, and abandoned acquisitions, costs of integrating certain of our facilities, and facility closing costs.
(3)
Includes amounts related to favorable and unfavorable leases, litigation-related accruals, severance, franchise tax expense, insurance proceeds due to hurricane and other weather related events, foreign currency transaction gains and losses, gains and losses on disposals of other fixed assets, and other adjustments permitted by our ABL Facility. Additionally, for the three months ended September 27, 2025, Other adjustments included $9.9 million of legal and professional fees incurred in connection with shareholder activism and the clean team agreement with US Foods Holding Corp.

Consolidated Results of Operations

Three months ended September 27, 2025 compared to the three months ended September 28, 2024

Net Sales

Net sales growth is primarily a function of acquisitions, case growth, pricing, including product inflation/deflation, and a changing mix of customers, channels, and product categories sold. Net sales increased $1,660.4 million, or 10.8%, for the first three months of fiscal 2026 compared to the first three months of fiscal 2025.

The increase in net sales was driven by recent acquisitions, including the Cheney Brothers Acquisition, an increase in cases sold, including a favorable shift in mix of cases sold, and an increase in selling price per case as a result of inflation. Total case volume increased 9.4% during the first three months of fiscal 2026 compared to the same period of fiscal 2025. Total organic case volume increased 2.8% in the first three months of fiscal 2026 compared to the same period of fiscal 2025. Total organic case volume benefited from a 6.3% increase in organic independent cases, including growth in Performance Brands cases, and growth in cases sold to Foodservice's chain business. The overall rate of product cost inflation was approximately 4.4% for the first three months of fiscal 2026.

Gross Profit

Gross profit increased $252.4 million, or 14.3%, for the first three months of fiscal 2026 compared to the first three months of fiscal 2025. The increase in gross profit was primarily driven by recent acquisitions, including the Cheney Brothers Acquisition, cost of goods sold optimization through procurement efficiencies, as well as a favorable shift in the mix of cases sold, including growth in the independent channel. Independent customers typically receive more services from us, cost more to serve, and pay a higher gross profit per case than other customers.

Operating Expenses

Operating expenses increased $243.0 million, or 15.7%, for the first three months of fiscal 2026 compared to the first three months of fiscal 2025. The increase in operating expenses for the first three months of fiscal 2026 was primarily driven by recent acquisitions, including the Cheney Brothers Acquisition, a $65.8 million increase in personnel expenses primarily related to wages and salaries, commissions, and benefits, a $15.7 million increase in depreciation expense mainly driven by an increase in transportation equipment under finance leases, and $9.9 million in legal and professional fees incurred in connection with shareholder activism and the clean team agreement with US Foods Holding Corp. in the first three months of fiscal 2026 as compared to the prior year period.

Net Income

Net income decreased $14.4 million, or 13.3%, for the first three months of fiscal 2026 compared to the first three months of fiscal 2025. The decrease in net income was primarily attributable to the increase in operating expenses discussed above and an increase in interest expense, partially offset by the increase in gross profit discussed above and a decrease in income tax expense. The increase in interest expense was primarily the result of an increase in the average borrowings, including finance lease obligations, during the first three months fiscal 2026 compared to the prior year period.

The Company reported income tax expense of $27.9 million for the first three months of fiscal 2026 compared to income tax expense of $38.9 million for the first three months of fiscal 2025. Our effective tax rate for the first three months of fiscal 2026 was 23.0% compared to 26.5% for the first three months of fiscal 2025. The effective tax rate differed from the prior year period primarily due to an increase in deductible discrete items related to stock-based compensation and an increase in tax credits net of valuation allowance established, partially offset by an increase in foreign taxes as a percentage of income.

Segment Results

In the third quarter of fiscal 2025, the Company updated its operating segments to reflect the manner in which the business is managed. The Company continues to have three reportable segments: Foodservice, Convenience, and Specialty (formerly Vistar). Management evaluates the performance of these segments based on various operating and financial metrics, including their respective sales growth and Segment Adjusted EBITDA, which is the Company’s GAAP measure of segment profit. Segment Adjusted EBITDA is defined as net income before interest expense, interest income, income taxes, depreciation, and amortization and excludes certain items that the Company does not consider part of its segments’ core operating results, including stock-based compensation expense, changes in the LIFO reserve, acquisition, integration and reorganization expenses, and gains and losses related to fuel derivatives. The presentation and amounts for the fiscal quarter ended September 28, 2024 have been recast to reflect these segment changes. See Note 13. Segment Information of the consolidated financial statements in this Form 10-Q.

Corporate & All Other is comprised of unallocated corporate overhead and certain operations that are not considered separate reportable segments based on their size.

The following tables set forth net sales and Segment Adjusted EBITDA by reportable segment and the reconciling items for Corporate & All Other and eliminations for the periods indicated (dollars in millions):

Net Sales

	Three Months Ended
	September 27, 2025	September 28, 2024	Change	%
Foodservice	$9,146.1	$7,701.5	$1,444.6	18.8
Convenience	6,586.9	6,363.7	223.2	3.5
Specialty	1,276.2	1,285.7	(9.5)	(0.7)
Total Segments	$17,009.2	$15,350.9	$1,658.3	10.8
Corporate & All Other	250.2	246.7	3.5	1.4
Intersegment Eliminations	(183.5)	(182.1)	(1.4)	(0.8)
Total net sales	$17,075.9	$15,415.5	$1,660.4	10.8

Segment Adjusted EBITDA

	Three Months Ended
	September 27, 2025	September 28, 2024	Change	%
Foodservice	$324.4	$274.6	$49.8	18.1
Convenience	121.0	105.3	15.7	14.9
Specialty	94.0	83.2	10.8	13.0
Total Segments	$539.4	$463.1	$76.3	16.5
Corporate & All Other	(59.3)	(51.2)	(8.1)	(15.8)
Total Adjusted EBITDA	$480.1	$411.9	$68.2	16.6

Segment Results—Foodservice

Three months ended September 27, 2025, compared to the three months ended September 28, 2024

Net Sales

Net sales for Foodservice increased $1,444.6 million, or 18.8%, from the first three months of fiscal 2025 to the first three months of fiscal 2026. This increase in net sales was driven by the Cheney Brothers Acquisition, case volume growth, including growth in our independent and chain business, and an increase in selling price per case as a result of inflation. The Cheney Brothers Acquisition contributed $852.5 million of net sales in the first three months of fiscal 2026. Total case growth for Foodservice was 15.6% and organic case growth was 5.1% for the first three months of fiscal 2025, compared to the prior year period. Total independent case growth was 16.6% for the first three months of fiscal 2026 compared to the prior year period driven by the Cheney

Brothers Acquisition. Securing new and expanding business with independent customers resulted in organic independent case growth of 6.3% in the first three months of fiscal 2026, compared to the prior year period. For the quarter, independent sales as a percentage of total Foodservice segment sales were 41.6%.

Segment Adjusted EBITDA

Adjusted EBITDA for Foodservice increased $49.8 million, or 18.1%, from the first three months of fiscal 2025 to the first three months of fiscal 2026. This increase was the result of an increase in gross profit, partially offset by an increase in operating expenses. Gross profit contributing to Foodservice’s Adjusted EBITDA increased $229.8 million, or 20.9%, in the first three months of fiscal 2026, compared to the prior year period. The increase in gross profit was driven by the Cheney Brothers Acquisition, a favorable shift in the mix of cases sold, and growth in cases sold, including more Performance Brands products sold to independent customers. The Cheney Brothers Acquisition contributed $142.8 million to Foodservice's gross profit impacting Adjusted EBITDA in the first three months of fiscal 2026.

Operating expenses impacting Foodservice's Adjusted EBITDA increased $181.2 million, or 21.9%, from the first three months of fiscal 2025 to the first three months of fiscal 2026. Operating expenses increased as a result of the Cheney Brothers Acquisition, a $47.8 million increase in personnel expenses primarily related to salaries and wages, commissions, and benefits, and a $6.8 million increase in insurance expense primarily related to workers' compensation and vehicle liability compared to the prior year period. Cheney Brothers operating expenses impacting Foodservice's Adjusted EBITDA were $123.5 million in the first three months of fiscal 2026.

Depreciation of fixed assets and amortization of intangible assets recorded in this segment increased from $85.2 million in the first three months of fiscal 2025 to $130.3 million in the first three months of fiscal 2026 as a result of an increase in transportation equipment under finance leases and the Cheney Brothers Acquisition. Total depreciation and amortization related to Cheney Brothers was $29.7 million in the first three months of fiscal 2026.

Segment Results—Convenience

Three months ended September 27, 2025, compared to the three months ended September 28, 2024

Net Sales

Net sales for Convenience increased $223.2 million, or 3.5%, from the first three months of fiscal 2025 to the first three months of fiscal 2026 driven primarily by a recent acquisition, the addition of a new chain customer, and an increase in selling price per case as a result of continued inflation.

Segment Adjusted EBITDA

Adjusted EBITDA for Convenience increased $15.7 million, or 14.9%, from the first three months of fiscal 2025 to the first three months of fiscal 2026. This increase was a result of an increase in gross profit, partially offset by an increase in operating expenses. Gross profit contributing to Convenience's Adjusted EBITDA increased $22.6 million, or 5.3%, for the first three months of fiscal 2026 compared to the prior year period primarily due to inventory holding gains, higher fees earned from manufacturers for distribution and related services, and a favorable shift in mix of cases sold.

Operating expenses impacting Convenience's Adjusted EBITDA increased $7.6 million, or 2.4%, for the first three months of fiscal 2026 compared to the prior year period primarily as a result of a $2.5 million increase related to a recent acquisition, a $2.3 million increase in repairs and maintenance expense, and a $1.5 million increase in outbound freight expense.

Depreciation of fixed assets and amortization of intangible assets recorded in this segment increased from $38.6 million in the first three months of fiscal 2025 to $39.9 million in the first three months of fiscal 2026 mainly driven by an increase in transportation equipment under finance leases.

Segment Results—Specialty

Three months ended September 27, 2025, compared to the three months ended September 28, 2024

Net Sales

Net sales for Specialty decreased $9.5 million, or 0.7%, from the first three months of fiscal 2025 to the first three months of fiscal 2026. Specialty cases sold decreased 2.6%, as case growth in the vending, office coffee service, campus, and retail channels was fully offset by declines in theater for the first three months of fiscal 2026 compared to the prior year period.

Segment Adjusted EBITDA

Adjusted EBITDA for Specialty increased $10.8 million, or 13.0%, from the first three months of fiscal 2025 to the first three months of fiscal 2026. The increase was the result of an increase in gross profit along with a decrease in operating expenses. Gross profit increased $7.0 million, or 3.1%, for the first three months of fiscal 2026 compared to the prior year period primarily driven by pricing improvements from procurement efficiencies, inventory holding gains, and a favorable shift in mix of cases sold.

Operating expenses impacting Specialty's Adjusted EBITDA decreased $3.7 million, or 2.5%, for the first three months of fiscal 2026 primarily due to a $2.1 million decrease in variable operational expenses as a result of a shift in channel mix as well as a $1.0 million decrease in bad debt expense compared to the prior year period.

Depreciation of fixed assets and amortization of intangible assets recorded in this segment decreased from $14.4 million in the first three months of fiscal 2025 to $13.0 million in the first three months of fiscal 2026.

Liquidity and Capital Resources

We have historically financed our operations and growth primarily with cash flows from operations, borrowings under our ABL Facility, operating and finance leases, and normal trade credit terms. We have typically funded our acquisitions with additional borrowings under our ABL Facility and occasionally with the net proceeds from the issuances of senior notes and/or equity. Our borrowing levels are subject to seasonal fluctuations, as well as procurement and acquisition activities. We borrow under our ABL Facility or pay it down regularly based on our cash flows from operating and investing activities. Our practice is to minimize interest expense while maintaining reasonable liquidity.

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

We are exposed to interest rate risk related to changes in interest rates for borrowings under our ABL Facility. To add stability to interest expense and manage our exposure to interest rate movements, we enter into interest rate swap agreements. These swaps are designated as cash flow hedges and involve the receipt of variable-rate amounts from a counterparty in exchange for making fixed-rate payments. As of September 27, 2025, $150.0 million of the outstanding ABL Facility balance is hedged under interest rate swaps which results in 66% of our total debt outstanding, including finance lease obligations, being fixed-rate debt.

On May 27, 2025, the Board of Directors authorized a new share repurchase program for up to $500 million of the Company’s outstanding common stock. This authorization replaces the previously authorized $300 million share repurchase program. The new share repurchase program has an expiration date of May 27, 2029. Repurchases of the Company’s outstanding common stock will be made in accordance with applicable securities laws and may be made at management’s discretion from time to time in the open market, through privately negotiated transactions or otherwise, including pursuant to Rule 10b5-1 trading plans. The share repurchase program may be amended, suspended or discontinued at any time at the Board’s discretion, and does not commit the Company to repurchase any specified number of shares of its common stock. The actual timing, number and value of the shares to be purchased under the program will be determined by the Company at its discretion and will depend on a number of factors, including the performance of the Company’s stock price, general market and other conditions, applicable legal requirements and compliance with the terms of the Company’s outstanding indebtedness. As of September 27, 2025, $500 million remained available for share repurchases.

Our contractual cash requirements over the next 12 months and beyond relate to our long-term debt and associated interest payments, operating and finance leases, and purchase obligations. For information regarding the Company’s expected cash requirements related to long-term debt and operating and finance leases, see Note 6. Debt and Note 7. Leases, respectively, of the consolidated financial statements in this Form 10-Q. As of September 27, 2025, the Company had total purchase obligations of $324.6 million, which includes agreements for purchases related to capital projects and services in the normal course of business, for which all significant terms have been confirmed, as well as a minimum amount due for various Company meetings and conferences. Purchase obligations also include amounts committed to various capital projects in process or scheduled to be completed in the coming fiscal years. As of September 27, 2025, the Company had commitments of $198.3 million for capital projects related to warehouse expansion and improvements and warehouse equipment. The Company anticipates using cash flows from operations or borrowings under the ABL Facility to fulfill these commitments. Amounts due under these agreements were not included in the Company’s consolidated balance sheet as of September 27, 2025.

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

As of September 27, 2025, our cash balance totaled $46.4 million, including restricted cash of $8.3 million, as compared to a cash balance totaling $86.7 million, including restricted cash of $8.2 million, as of June 28, 2025.

Operating Activities

Three months ended September 27, 2025 compared to the three months ended September 28, 2024

During the first three months of fiscal 2026 and fiscal 2025, our operating activities used cash flow of $145.2 million and provided cash flow of $53.5 million, respectively. The decrease in cash flow provided by operating activities in the first three months of fiscal 2026 compared to the first three months of fiscal 2025 was largely driven by advanced purchases of cigarette and candy inventory to take advantage of preferred pricing.

Investing Activities

Three months ended September 27, 2025 compared to the three months ended September 28, 2024

Cash used in investing activities totaled $78.0 million in the first three months of fiscal 2026 compared to $669.8 million in the first three months of fiscal 2025. These investments consisted of no cash paid for acquisitions in the first three months of fiscal 2026 compared to $574.3 million for an acquisition in the first three months of fiscal 2025, along with capital purchases of property, plant, and equipment of $78.9 million and $96.5 million for the first three months of fiscal 2026 and the first three months of fiscal 2025, respectively. For the first three months of fiscal 2026, purchases of property, plant, and equipment primarily consisted of outlays for warehouse expansion and improvements, warehouse equipment, information technology, and transportation equipment. The following table presents the capital purchases of property, plant, and equipment by segment.

	Three Months Ended
(In millions)	September 27, 2025	September 28, 2024
Foodservice	$51.5	$77.3
Convenience	13.9	10.4
Specialty	2.5	6.0
Corporate & All Other	11.0	2.8
Total capital purchases of property, plant and equipment	$78.9	$96.5

Financing Activities

Three months ended September 27, 2025 compared to the three months ended September 28, 2024

During the first three months of fiscal 2026, our financing activities provided cash flow of $182.9 million, which consisted primarily of $246.3 million in net borrowings under our ABL Facility.

During the first three months of fiscal 2025, our financing activities provided cash flow of $638.9 million, which consisted primarily of $1.0 billion in cash received from the issuance and sale of the Notes due 2032, partially offset by $263.7 million in net payments under our ABL Facility.

The Company's financing arrangements as of September 27, 2025 are described in Note 6. Debt of the consolidated financial statements within this Form 10-Q. As of September 27, 2025, the Company was in compliance with all of the covenants under the ABL Facility and the indentures governing the Notes due 2027, the Notes due 2029, and the Notes due 2032.

Total Assets by Segment

Total assets by segment discussed below exclude intercompany receivables between segments and amounts as of September 28, 2024 have been recast to reflect the changes to our reportable segments that occurred in the third quarter of fiscal 2025.

Total assets for Foodservice increased $3,417.3 million from $7,940.8 million as of September 28, 2024 to $11,358.1 million as of September 27, 2025, primarily due to the Cheney Brothers Acquisition. Total assets for Foodservice increased $87.0 million from $11,271.1 million as of June 28, 2025 to $11,358.1 million as of September 27, 2025 due to an increase in inventory, partially offset by a decrease in intangible assets due to normal amortization.

Total assets for Convenience increased $453.5 million from $4,265.1 million as of September 28, 2024 to $4,718.6 million as of September 27, 2025 and increased $441.8 million from $4,276.8 million as of June 28, 2025 to $4,718.6 million as of September 27, 2025. During these time periods, the segment increased its inventory due to advanced purchases to take advantage of preferred pricing and increased its property, plant and equipment through additional transportation equipment and a warehouse under finance leases. Additionally, the Convenience segment's accounts receivable balance increased compared to the prior year quarter. These increases for both periods were partially offset by decreases in prepaid expenses and other current assets, intangible assets due to normal amortization, and cash.

Total assets for Specialty decreased $30.4 million from $1,540.3 million as of September 28, 2024 to $1,509.9 million as of September 27, 2025, primarily due to decreases in inventory due to sales in the normal course of business and intangible assets due to normal amortization, partially offset by an increase in accounts receivable. Total assets for Specialty decreased $77.0 million from $1,586.9 million as of June 28, 2025 to $1,509.9 million as of September 27, 2025. During this time period, this segment decreased its inventory due to sales in the normal course of business, as well as decreases in property, plant and equipment, right of use assets, and intangible assets due to normal depreciation and amortization.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our market risks consist of interest rate risk and fuel price risk. There have been no material changes to our market risks since June 28, 2025. For further discussion on our exposure to market risk, see Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk in the Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 27, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to various allegations, claims, and legal actions arising in the ordinary course of business. While it is impossible to determine with certainty the ultimate outcome of any of these proceedings, lawsuits, and claims, management believes that adequate provisions have been made or insurance secured for all currently pending proceedings so that the ultimate outcomes will not have a material adverse effect on our financial position. Refer to the "Litigation" section within Note 10. Commitments and Contingencies of the consolidated financial statements in this Form 10-Q for disclosure of ongoing litigation.

Item 1A. Risk Factors

There have been no material changes to our principal risks that we believe are material to our business, results of operations, and financial condition from the risk factors previously disclosed in the Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information relating to our purchases of the Company’s common stock during the first quarter of fiscal 2026.

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan (In millions)(2)
June 29, 2025—July 26, 2025	—	$-	—	$500.0
July 27, 2025—August 23, 2025	193,481	$99.71	—	$500.0
August 24, 2025—September 27, 2025	54,362	$102.36	—	$500.0
Total	247,843	$100.30	—
(1)
During the first quarter of fiscal 2026, the Company repurchased 247,843 shares of the Company’s common stock via share withholding for payroll tax obligations due from employees in connection with the delivery of shares of the Company’s common stock under our incentive plans.
(2)
On May 27, 2025, the Board of Directors authorized a new share repurchase program for up to $500 million of the Company’s outstanding common stock. This authorization replaces the previously authorized $300 million share repurchase program. The new share repurchase program has an expiration date of May 27, 2029 and may be amended, suspended, or discontinued at any time at the Board’s discretion, subject to compliance with applicable laws. Repurchases under this program depend upon marketplace conditions and other factors, including compliance with the covenants under the ABL Facility and the indentures governing the Notes due 2027, Notes due 2029, and Notes due 2032. As of September 27, 2025, $500.0 million remained available for share repurchases.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 27, 2025, no director or officer of the Company adopted or terminated a ‘Rule 10b5-1 trading arrangement’ or ‘non-Rule 10b5-1 trading arrangement,’ as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description

10.1

Cooperation Agreement, by and among Performance Food Group Company, Sachem Head Capital Management LP, Sachem Head LP and each of the parties listed on Schedule A thereto, dated as of September 23, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37578) filed with the Securities and Exchange Commission on September 23, 2025).

10.2

Letter Agreement, dated August 19, 2025, between the Company and Craig H. Hoskins (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37578) filed with the Securities and Exchange Commission on August 20, 2025).

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

PERFORMANCE FOOD GROUP COMPANY (Registrant)

Dated: November 5, 2025	By:	/s/ H. Patrick Hatcher
	Name:	H. Patrick Hatcher
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)