Form 10-Q
period 2025-12-27
Performance Food Group Co
filed 2026-02-04
CIK 1618673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to ___________

Commission File Number 001-37578

Performance Food Group Company

(Exact name of registrant as specified in its charter)

Delaware	43-1983182
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)

12500 West Creek Parkway Richmond, Virginia 23238	(804) 484-7700
(Address of principal executive offices) (Zip Code)	(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	PFGC	New York Stock Exchange

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

157,098,971 shares of common stock were outstanding as of January 28, 2026.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q (this “Form 10-Q”) may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. All statements, other than statements of historical facts included in this Form 10-Q, including statements concerning our plans, objectives, goals, beliefs, business strategies, future events, business conditions, results of operations, financial position, business outlook, business trends, and other information, and integration of our acquisition of Cheney Bros., Inc. (the “Cheney Brothers Acquisition”), are forward-looking statements. Words such as “estimates,” “expects,” “contemplates,” “will,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts,” “may,” “should” and variations of such words or similar expressions are intended to identify forward-looking statements. The forward-looking statements are not historical facts, and are based upon our current expectations, beliefs, estimates and projections, and various assumptions, many of which, by their nature, are inherently uncertain and beyond our control. Our expectations, beliefs, estimates, and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs, estimates and projections will result or be achieved, and actual results may vary materially from what is expressed in or indicated by the forward-looking statements.

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

We caution you that the risks, uncertainties, and other factors referenced above may not contain all of the risks, uncertainties, and other factors that are important to you. In addition, we cannot assure you that we will realize the results, benefits, or developments that we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our business in the way expected. We cannot assure you (i) we have correctly measured or identified all of the factors affecting our business or the extent of these factors’ likely impact, (ii) the available information with respect to these factors on which such analysis is based is complete or accurate, (iii) such analysis is correct, or (iv) our strategy, which is based in part on this analysis, will be successful. All forward-looking statements in this report apply only as of the date of this report or as of the date they were made and, except as required by applicable law, we undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

Unless this Form 10-Q indicates otherwise or the context otherwise requires, the terms “we,” “our,” “us,” “the Company,” or “PFG” as used in this Form 10-Q refer to Performance Food Group Company and its consolidated subsidiaries.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except per share data)	As of December 27, 2025	As of June 28, 2025
ASSETS
Current assets:
Cash	$41.0	$78.5
Accounts receivable, less allowances of $72.8 and $69.0	2,733.2	2,833.0
Inventories, net	4,253.3	3,887.7
Income taxes receivable	65.0	96.2
Prepaid expenses and other current assets	278.0	239.7
Total current assets	7,370.5	7,135.1
Goodwill	3,504.7	3,480.1
Other intangible assets, net	1,567.3	1,688.5
Property, plant and equipment, net	4,575.8	4,458.7
Operating lease right-of-use assets	941.7	933.8
Other assets	222.8	185.0
Total assets	$18,182.8	$17,881.2
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable and outstanding checks in excess of deposits	3,320.1	3,165.3
Accrued expenses and other current liabilities	943.6	1,025.9
Finance lease obligations—current installments	243.8	221.9
Operating lease obligations—current installments	107.6	104.5
Total current liabilities	4,615.1	4,517.6
Long-term debt	5,274.1	5,388.8
Deferred income tax liability, net	903.5	887.1
Finance lease obligations, excluding current installments	1,458.5	1,379.9
Operating lease obligations, excluding current installments	902.3	900.7
Other long-term liabilities	380.7	334.7
Total liabilities	13,534.2	13,408.8
Commitments and contingencies (Note 10)
Shareholders’ equity:
Common Stock: $0.01 par value per share, 1.0 billion shares authorized, 155.8 million shares issued and outstanding as of December 27, 2025; 154.9 million shares issued and outstanding as of June 28, 2025	1.6	1.5
Additional paid-in capital	2,852.0	2,831.0
Accumulated other comprehensive loss, net of tax benefit of $1.0 and $0.9	(3.4)	(3.2)
Retained earnings	1,798.4	1,643.1
Total shareholders’ equity	4,648.6	4,472.4
Total liabilities and shareholders’ equity	$18,182.8	$17,881.2

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per share data)	Three Months Ended December 27, 2025	Three Months Ended December 28, 2024	Six Months Ended December 27, 2025	Six Months Ended December 28, 2024
Net sales	$16,444.7	$15,638.2	$33,520.6	$31,053.7
Cost of goods sold	14,478.3	13,810.4	29,537.6	27,461.7
Gross profit	1,966.4	1,827.8	3,983.0	3,592.0
Operating expenses	1,776.3	1,669.0	3,568.2	3,217.9
Operating profit	190.1	158.8	414.8	374.1
Other expense, net:
Interest expense	104.5	100.2	208.9	167.0
Other, net	(1.1)	1.9	(2.3)	3.5
Other expense, net	103.4	102.1	206.6	170.5
Income before taxes	86.7	56.7	208.2	203.6
Income tax expense	25.0	14.3	52.9	53.2
Net income	$61.7	$42.4	$155.3	$150.4
Weighted-average common shares outstanding:
Basic	155.8	154.6	155.7	154.6
Diluted	156.8	156.3	156.8	156.3
Earnings per common share:
Basic	$0.40	$0.27	$1.00	$0.97
Diluted	$0.39	$0.27	$0.99	$0.96

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In millions)	Three Months Ended December 27, 2025	Three Months Ended December 28, 2024	Six Months Ended December 27, 2025	Six Months Ended December 28, 2024
Net income	$61.7	$42.4	$155.3	$150.4
Other comprehensive income (loss), net of tax
Interest rate swaps:
Change in fair value, net of tax	—	3.1	0.1	0.2
Reclassification adjustment, net of tax	(0.2)	(2.3)	(0.5)	(5.3)
Foreign currency translation adjustment, net of tax	1.1	(3.2)	0.2	(2.7)
Other comprehensive income (loss)	0.9	(2.4)	(0.2)	$(7.8)
Total comprehensive income	$62.6	$40.0	$155.1	$142.6

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Shareholders’
(In millions)	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance as of September 28, 2024	154.5	$1.5	$2,797.2	$(1.4)	$1,410.9	$4,208.2
Net income	—	—	—	—	42.4	42.4
Interest rate swaps	—	—	—	0.8	—	0.8
Foreign currency translation adjustment	—	—	—	(3.2)	—	(3.2)
Issuance of common stock under stock-based compensation plans	0.1	—	2.7	—	—	2.7
Common stock repurchased	—	—	(4.1)	—	—	(4.1)
Stock-based compensation expense	—	—	10.4	—	—	10.4
Balance as of December 28, 2024	154.6	$1.5	$2,806.2	$(3.8)	$1,453.3	$4,257.2

Balance as of September 27, 2025	155.7	$1.6	$2,839.5	$(4.3)	$1,736.7	$4,573.5
Net income	—	—	—	—	61.7	61.7
Interest rate swaps	—	—	—	(0.2)	—	(0.2)
Foreign currency translation adjustment	—	—	—	1.1	—	1.1
Issuance of common stock under stock-based compensation plans	0.1	—	(0.1)	—	—	(0.1)
Stock-based compensation expense	—	—	12.6	—	—	12.6
Balance as of December 27, 2025	155.8	$1.6	$2,852.0	$(3.4)	$1,798.4	$4,648.6

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Shareholders’
(In millions)	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance as of June 29, 2024	154.2	$1.5	$2,818.5	$4.0	$1,302.9	$4,126.9
Net income	—	—	—	—	150.4	150.4
Interest rate swaps	—	—	—	(5.1)	—	(5.1)
Foreign currency translation adjustment	—	—	—	(2.7)	—	(2.7)
Issuance of common stock under stock-based compensation plans	0.6	—	(14.0)	—	—	(14.0)
Issuance of common stock under employee stock purchase plan	0.2	—	15.0	—	—	15.0
Common stock repurchased	(0.4)	—	(33.6)	—	—	(33.6)
Stock-based compensation expense	—	—	20.3	—	—	20.3
Balance as of December 28, 2024	154.6	$1.5	$2,806.2	$(3.8)	$1,453.3	$4,257.2

Balance as of June 28, 2025	154.9	1.5	2,831.0	(3.2)	1,643.1	4,472.4
Net income	—	—	—	—	155.3	155.3
Interest rate swaps	—	—	—	(0.4)	—	(0.4)
Foreign currency translation adjustment	—	—	—	0.2	—	0.2
Issuance of common stock under stock-based compensation plans	0.7	0.1	(21.7)	—	—	(21.6)
Issuance of common stock under employee stock purchase plan	0.2	—	17.1	—	—	17.1
Stock-based compensation expense	—	—	25.6	—	—	25.6
Balance as of December 27, 2025	155.8	$1.6	$2,852.0	$(3.4)	$1,798.4	$4,648.6

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)	Six Months Ended December 27, 2025	Six Months Ended December 28, 2024
Cash flows from operating activities:
Net income	$155.3	$150.4
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	261.7	211.5
Amortization of intangible assets	133.6	123.9
Amortization of deferred financing costs	6.7	6.0
Provision for losses on accounts receivables	13.3	11.9
Change in LIFO reserve	52.6	30.5
Stock compensation expense	25.6	23.0
Deferred income tax expense (benefit)	20.6	(16.8)
Change in fair value of derivative assets and liabilities	—	0.2
Other non-cash activities	1.8	1.4
Changes in operating assets and liabilities, net
Accounts receivable	96.3	96.4
Inventories	(408.9)	(325.7)
Income taxes receivable	31.2	(25.7)
Prepaid expenses and other assets	(39.0)	48.5
Trade accounts payable and outstanding checks in excess of deposits	150.8	145.7
Accrued expenses and other liabilities	(45.6)	(102.2)
Net cash provided by operating activities	456.0	379.0
Cash flows from investing activities:
Purchases of property, plant and equipment	(192.3)	(203.9)
Net cash paid for acquisitions	(61.0)	(2,535.5)
Proceeds from sale of property, plant and equipment and other	1.7	2.7
Net cash used in investing activities	(251.6)	(2,736.7)
Cash flows from financing activities:
Net (payments) borrowings under ABL Facility	(118.0)	1,499.9
Borrowing of Notes due 2032	—	1,000.0
Cash paid for debt issuance, extinguishment and modifications	—	(33.8)
Payments under finance lease obligations	(114.1)	(84.8)
Net cash paid for acquisitions	(5.0)	—
Proceeds from employee stock purchase plan	17.1	15.0
Proceeds from exercise of stock options	3.3	3.2
Cash paid for shares withheld to cover taxes	(24.9)	(17.2)
Repurchases of common stock	—	(33.6)
Net cash (used in) provided by financing activities	(241.6)	2,348.7
Net decrease in cash and restricted cash	(37.2)	(9.0)
Cash and restricted cash, beginning of period	86.7	27.7
Cash and restricted cash, end of period	$49.5	$18.7

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

(In millions)	As of December 27, 2025	As of June 28, 2025
Cash	$41.0	$78.5
Restricted cash(1)	8.5	8.2
Total cash and restricted cash	$49.5	$86.7
(1)
Restricted cash is reported within Other assets and represents the amounts required by insurers to collateralize a part of the deductibles for the Company’s workers’ compensation and liability claims.

Supplemental disclosures of cash flow information are as follows:

(In millions)	Six Months Ended December 27, 2025	Six Months Ended December 28, 2024
Cash paid during the year for:
Interest (net of amounts capitalized)	$207.4	$146.3
Income taxes (net of refunds received)	1.0	84.1

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

Share Repurchase Program

In May 2025, the Board of Directors of the Company authorized a share repurchase program for up to $500 million of the Company’s outstanding common stock. This authorization replaced the previously authorized $300 million share repurchase program. The current share repurchase program has an expiration date of May 27, 2029 and may be amended, suspended, or discontinued at any time at the Company’s discretion, subject to compliance with applicable laws. As of December 27, 2025, $500.0 million remained available for share repurchases.

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

3. Recently Issued Accounting Pronouncements

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The update expands public entities’ income tax disclosure requirements primarily by requiring disaggregation of specific categories and reconciling items that meet a quantitative threshold within the rate reconciliation, as well as disaggregation of income taxes paid by jurisdiction. This pronouncement is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The amendments in this update will be adopted for the fiscal year ending June 27, 2026 (“fiscal 2026”), with annual reporting requirements effective for our fiscal 2026 Annual Report on Form 10-K. The amendments in this update should be applied on a prospective basis, with retrospective application permitted. The provisions of the new standard will not impact the Company’s results of operations, financial position, or cash flows but will require the Company to expand its current income tax disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement--Reporting Comprehensive Income--Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The update improves the disclosures about a public entity’s expenses and addresses requests from investors for more detailed information about the types of expenses in commonly presented expense captions. In January 2025, the FASB released ASU 2025-01 to clarify ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. The amendments in this update will be adopted for the fiscal year ending July 1, 2028 (“fiscal 2028”), with annual reporting requirements effective for our fiscal 2028 Annual Report on Form 10-K and interim reporting requirements effective for our Quarterly Reports on Forms 10-Q within the fiscal year ending June 30, 2029 (“fiscal 2029”). The amendments in this update should be applied prospectively, however, retrospective application is permitted. The provisions of the new standard will not impact the Company’s results of operations, financial position, or cash flows but will require the Company to expand its disclosures of the Company's expenses.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments--Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This update provides a practical expedient for all entities to simplify the estimation of expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606: Revenue from Contracts with Customers. In developing reasonable and supportable forecasts as part of estimating expected credit losses, entities may elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. The amendments in this update should be applied on a prospective basis. This pronouncement is effective for annual periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. The amendments in this update will be adopted at the beginning of the fiscal year ending July 3, 2027 (“fiscal 2027”). The Company is currently evaluating the impact of adopting ASU 2025-05 on its future consolidated financial statements.

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

In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvement. The new guidance amends existing guidance to simplify the application of hedge accounting, enhance alignment between risk management activities and financial reporting, and provide additional flexibility in the designation and measurement of certain hedging relationships. The amendments included in the five matters addressed in this ASU are intended to better reflect hedging and risk management strategies in financial reporting by enabling entities to achieve and maintain hedge accounting for highly effective economic hedges of forecasted transactions. This pronouncement is effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods, with early adoption permitted on any date on or after the issuance of the ASU. The amendments in this ASU should be applied on a prospective basis for all hedging relationships. The Company is currently evaluating the impact that adoption of ASU 2025-09 will have on its future consolidated financial statements, as well as when the Company will adopt the new guidance. If the Company does not elect to early adopt the new guidance, the amendments in this update will be adopted at the beginning of fiscal 2028.

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities. The update provides recognition, measurement, presentation, and disclosure requirements for government grants, including guidance for grants related to an asset and grants related to income. The amendments introduce two permitted approaches for asset-related grants: a deferred income approach or a cost accumulation approach. This pronouncement is effective for annual reporting periods beginning after December 15, 2028, and interim reporting periods within those annual reporting periods, with early adoption permitted. The amendments in this ASU may be applied using a modified prospective, modified retrospective, or retrospective approach. Since the FASB largely leveraged the guidance in International Accounting Standard 20: Accounting for Government Grants and Disclosure of Government Assistance, which the Company has historically applied by analogy, the Company does not expect the adoption of this ASU to have a material impact on its future consolidated financial statements. The Company is evaluating when it will adopt the new guidance. If the Company does not elect to early adopt the new guidance, the amendments in this update will be adopted at the beginning of the fiscal year ending June 29, 2030.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The update provides clarifications intended to improve the consistency and usability of interim disclosure requirements, including a comprehensive listing of required interim disclosures and a new disclosure principle for reporting material events occurring after the most recent annual period. The amendments do not change the underlying objectives of interim reporting but are designed to enhance clarity in application. This pronouncement is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. The amendments in this update can be applied either prospectively or retrospectively to any or all prior periods presented in the financial statements. The provisions of the new standard will not impact the Company’s results of operations, financial position, or cash flows but may require the Company to expand its interim disclosures beginning in fiscal 2029.

4. Revenue Recognition

The Company markets and distributes primarily national and Company-branded food and food-related products to customer locations across North America. The Foodservice segment primarily services restaurants and supplies a broad line of products to its customers, including the Company’s Performance Brands and custom-cut meats and seafood, as well as products that are specific to each customer’s menu requirements. The Convenience segment distributes candy, snacks, beverages, cigarettes and other nicotine products, food and food-service products, and other items to convenience stores. The Specialty segment primarily specializes in distributing candy, snacks, beverages, and other food items nationally to vending and office coffee service distributors as well as direct to consumer locations including theater and retail locations. The Company disaggregates revenue by customer type and product offerings and determined that disaggregating revenue at the segment level achieves the disclosure objective to depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. Refer to Note 13. Segment Information for external revenue by reportable segment.

The Company has customer contracts in which incentives are paid upfront to certain customers. These payments have become industry practice and are not related to financing the customer’s business, nor are they associated with any distinct good or service to be received from the customer. These incentive payments are capitalized and amortized over the life of the contract or the expected life of the customer relationship on a straight-line basis, and are regularly assessed for impairment. The Company’s contract asset for these incentives totaled $63.6 million and $67.0 million as of December 27, 2025 and June 28, 2025, respectively.

5. Business Combinations

During the first six months of fiscal 2026, the Company paid cash of $61.0 million, net of cash received, for two acquisitions reported in the Foodservice segment. These acquisitions did not materially affect the Company’s results of operations. During the first six months of fiscal 2025, the Company paid cash of $2.5 billion, net of cash received, for two acquisitions reported in the Foodservice segment. Included below is the information related to our material acquisition of Cheney Bros., Inc. (“Cheney Brothers”).

Cheney Brothers Acquisition

On October 8, 2024, PFG acquired Cheney Brothers for $2.0 billion, consisting of $1,978.6 million of cash consideration, net of cash received, and $32.4 million of deferred consideration payable to the seller over the next five years. As of December 27, 2025, the deferred consideration payable to the seller was $26.4 million. The cash consideration portion of the purchase price was financed with borrowings under the Company’s asset-based revolving credit facility.

Assets acquired and liabilities assumed are recognized at their respective fair values as of the acquisition date. The following table summarizes the purchase price allocation for each major class of assets acquired and liabilities assumed for the Cheney Brothers acquisition:

(In millions)	Cheney Brothers
Net working capital	$241.7
Goodwill	750.9
Intangible assets with definite lives:
Customer relationships	485.0
Trade names	160.0
Property, plant and equipment	726.1
Operating lease right-of-use assets	6.7
Other assets	10.1
Deferred tax liabilities	(271.5)
Finance lease obligations	(96.8)
Operating lease obligations	(6.7)
Other long-term liabilities	(26.9)
Total purchase price	$1,978.6

Intangible assets consist primarily of customer relationships and trade names with useful lives of ten to twelve years, and a total weighted-average useful life of 11.5 years. The excess of the estimated fair value of the assets acquired and the liabilities assumed over consideration paid was recorded as $750.9 million of goodwill.

The net sales and net loss related to Cheney Brothers recorded in the Company’s Consolidated Statements of Operations for the first six months of fiscal 2025 were $825.0 million and $28.4 million, respectively. The net loss related to Cheney Brothers was driven by depreciation and amortization of purchase accounting adjustments.

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

Debt consisted of the following:

(In millions)	As of December 27, 2025	As of June 28, 2025
Credit Agreement	$2,237.0	$2,355.0
5.500% Notes due 2027, effective interest rate 5.930%	1,060.0	1,060.0
4.250% Notes due 2029, effective interest rate 4.439%	1,000.0	1,000.0
6.125% Notes due 2032, effective interest rate 6.286%	1,000.0	1,000.0
Less: Original issue discount and deferred financing costs	(22.9)	(26.2)
Long-term debt	5,274.1	5,388.8
Less: current installments	—	—
Total debt, excluding current installments	$5,274.1	$5,388.8

Credit Agreement

PFGC, Inc. (“PFGC”), a wholly-owned subsidiary of the Company, and Performance Food Group, Inc., a wholly-owned subsidiary of PFGC, are parties to the Sixth Amended and Restated Credit Agreement, dated September 9, 2024 (the “ABL Facility”), with Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent, and the other lenders party thereto. The ABL Facility has an aggregate principal amount available of $5.0 billion and matures September 9, 2029. The ABL Facility also provides for up to $1.0 billion of uncommitted incremental facilities. The terms of any such incremental facility shall be agreed between Performance Food Group, Inc. and the lenders providing the new commitments, subject to certain limitations set forth in the ABL Facility.

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

The following table summarizes outstanding borrowings, availability, and the average interest rate under the Company’s credit agreement:

(Dollars in millions)	As of December 27, 2025	As of June 28, 2025
Aggregate borrowings	$2,237.0	$2,355.0
Letters of credit	165.9	171.4
Excess availability, net of lenders’ reserves of $103.0 and $106.0	2,597.1	2,473.6
Average interest rate, excluding impact of interest rate swaps	5.25%	5.86%

The ABL Facility contains covenants requiring the maintenance of a minimum consolidated fixed charge coverage ratio if Alternate Availability (as defined in the ABL Facility) falls below the greater of (i) $375.0 million and (ii) 10% of the lesser of the borrowing base and the sum of (a) the aggregate commitments plus (b) any outstanding term loans for five consecutive business days. The ABL Facility also contains customary restrictive covenants that include restrictions on the loan parties’ and their subsidiaries’ abilities to incur additional indebtedness, pay dividends, create liens, make investments, make prepayments, redemptions, or defeasances prior to the maturity of certain restricted debt and dispose of assets. The ABL Facility provides for customary events of default, including payment defaults and cross-defaults on other material indebtedness. If an event of default occurs and is continuing, amounts due under the ABL Facility may be accelerated and the rights and remedies of the lenders may be exercised, including rights with respect to the collateral securing the obligations under such agreement.

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

Certain of the leases for tractors, trailers, and other vehicles and equipment provide for residual value guarantees to the lessors. Circumstances that would require the subsidiary to perform under the guarantees include either (1) default on the leases with the leased assets being sold for less than the specified residual values in the lease agreements, or (2) decisions not to purchase the assets at the end of the lease terms combined with the sale of the assets, with sales proceeds less than the residual value of the leased assets specified in the lease agreements. Residual value guarantees under these operating lease agreements typically range between 6% and 20% of the value of the leased assets at inception of the lease. These leases have original terms ranging from 5 to 10 years and are set to expire at various dates ranging from 2026 to 2032. As of December 27, 2025, the undiscounted maximum amount of potential future payments for lease residual value guarantees totaled approximately $7.3 million, which would be mitigated by the fair value of the leased assets at lease expiration.

The following table presents the location of the right-of-use assets and lease liabilities in the Company’s consolidated balance sheet as of December 27, 2025 and June 28, 2025 (in millions), as well as the weighted-average lease term and discount rate for the Company’s leases:

Leases	Consolidated Balance Sheet Location	As of December 27, 2025	As of June 28, 2025
Assets:
Operating	Operating lease right-of-use assets	$941.7	$933.8
Finance	Property, plant and equipment, net	1,710.9	1,614.7
Total lease assets		$2,652.6	$2,548.5
Liabilities:
Current
Operating	Operating lease obligations—current installments	$107.6	$104.5
Finance	Finance lease obligations—current installments	243.8	221.9
Non-current
Operating	Operating lease obligations, excluding current installments	902.3	900.7
Finance	Finance lease obligations, excluding current installments	1,458.5	1,379.9
Total lease liabilities		$2,712.2	$2,607.0

Weighted average remaining lease term
Operating leases		10.3 years	10.7 years
Finance leases		9.7 years	9.8 years
Weighted average discount rate
Operating leases		5.6%	5.6%
Finance leases		5.7%	5.7%

The following table presents the location of lease costs in the Company’s consolidated statement of operations for the periods reported (in millions):

		Three Months Ended		Six Months Ended
Lease Cost	Statement of Operations Location	December 27, 2025	December 28, 2024	December 27, 2025	December 28, 2024
Finance lease cost:
Amortization of finance lease assets	Operating expenses	$59.2	$45.5	$116.6	$82.6
Interest on lease liabilities	Interest expense	24.2	14.8	47.5	26.7
Total finance lease cost		$83.4	$60.3	$164.1	$109.3
Operating lease cost	Operating expenses	42.5	43.7	86.2	85.8
Short-term lease cost	Operating expenses	14.0	13.1	28.7	25.9
Total lease cost		$139.9	$117.1	$279.0	$221.0

The following table presents the supplemental cash flow information related to leases for the periods reported (in millions):

	Six Months Ended
	December 27, 2025	December 28, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$79.0	$77.7
Operating cash flows from finance leases	47.5	26.7
Financing cash flows from finance leases	114.1	84.8
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	54.8	129.7
Finance leases	213.4	299.8

The following table presents the future minimum lease payments under non-cancelable leases as of December 27, 2025 (in millions):

Fiscal Year	Operating Leases	Finance Leases
2026	$80.5	$168.6
2027	158.8	322.7
2028	149.3	294.3
2029	134.2	270.4
2030	120.1	242.7
Thereafter	742.0	1,055.7
Total future minimum lease payments	$1,384.9	$2,354.4
Less: Interest	375.0	652.1
Present value of future minimum lease payments	$1,009.9	$1,702.3

As of December 27, 2025, the Company had additional operating and finance leases that had not yet commenced, which total $8.6 million in future minimum lease payments. These leases primarily relate to fleet leases expected to commence in the second half of fiscal 2026 with lease terms of 6 to 10 years.

8. Fair Value of Financial Instruments

The carrying values of cash, accounts receivable, outstanding checks in excess of deposits, trade accounts payable, and accrued expenses approximate their fair values because of the relatively short maturities of those instruments. The derivative assets and liabilities are recorded at fair value on the balance sheet. The fair value of long-term debt, which has a carrying value of $5,274.1 million and $5,388.8 million, is $5,305.7 million and $5,399.7 million at December 27, 2025 and June 28, 2025, respectively, and is determined by reviewing current market pricing related to comparable debt issued at the time of the balance sheet date, and is considered a Level 2 measurement.

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

On July 4, 2025, Public Law No. 119-21, referred to as the One Big Beautiful Bill Act (the “Act”), was enacted into law. The Act includes changes to U.S. tax law that are applicable to the Company in fiscal 2025 and fiscal 2026, including 100% bonus depreciation on qualified property, immediate expensing of domestic research costs and modification of the business interest expense limitation. The effects of these changes were incorporated into the income tax provision for the six months ended December 27, 2025. The Company expects a beneficial cash flow impact, with no material impact to its effective tax rate, in fiscal 2026.

The Company’s effective tax rate was 28.8% for the three months ended December 27, 2025 and 25.2% for the three months ended December 28, 2024. The Company’s effective tax rate was 25.4% for the six months ended December 27, 2025 and 26.1% for the six months ended December 28, 2024. The effective tax rate varies from the 21% statutory rate primarily due to state and foreign income taxes, federal credits and other permanent items. The excess tax benefit of exercised and vested stock awards is treated as a discrete item. The effective tax rate for the three months ended December 27, 2025 differed from the prior year period primarily due to a decrease in deductible discrete items related to stock-based compensation and an increase in foreign taxes as a percentage of income, partially offset by an increase in tax credits net of the valuation allowance established. The effective tax rate for the six months ended December 27, 2025 differed from the prior year period primarily due to an increase in tax credits net of the valuation allowance established and deductible discrete items related to stock-based compensation, partially offset by an increase in foreign taxes and non-deductible expenses as a percentage of income.

As of December 27, 2025 and June 28, 2025, the Company had net deferred tax assets of $250.9 million and $227.4 million, respectively, and deferred tax liabilities of $1,154.4 million and $1,114.5 million, respectively. As of December 27, 2025 and June 28, 2025, the Company had established a valuation allowance net of federal benefit of $14.5 million and $11.8 million, respectively, against deferred tax assets related to certain tax credit carryforwards and certain net operating losses which are not likely to be realized due to limitations on utilization. The change in the deferred tax balances relates primarily to certain modifications of U.S. tax law applicable under the Act and valuation allowance established on foreign tax credit carryforwards. The Company believes that it is more likely than not that the remaining deferred tax assets will be realized.

Since the Organization for Economic Co-operation and Development (“OECD”) announced the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting in 2021, a number of countries have begun to enact legislation to implement the OECD international tax framework, including the Pillar Two minimum tax regime. Of the regions in which we operate, Canada has implemented the Pillar Two framework effective January 1, 2024. The Company was not subject to Pillar Two minimum tax in Canada during the first twenty-six weeks of fiscal 2026 under the applicable safe harbor rules.

10. Commitments and Contingencies

Purchase Obligations

The Company had outstanding contracts and purchase orders of $273.2 million related to capital projects and services at December 27, 2025. Amounts due under these contracts were not included on the Company’s consolidated balance sheet as of December 27, 2025.

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

On September 10, 2021, Michael Lumpkins filed a parallel lawsuit in Illinois state court against several entities, including JUUL, e-liquid manufacturers, various retailers, and various distributors, including Eby-Brown and Core-Mark, alleging similar claims to the claims at issue in the MDL (the “Illinois Litigation”). Because there was no federal jurisdiction for this case, it proceeded in Illinois state court. Plaintiff alleged as damages that his use of JUUL products caused a brain injury that was later exacerbated by medical negligence. The court denied Eby-Brown and Core-Mark’s motion to dismiss, and the case moved into the discovery phase. On October 20, 2025, the court entered a stipulated order of dismissal without prejudice as to various defendants, including Eby-Brown and Core-Mark. Following the order of dismissal, the Company considers the Illinois Litigation to be resolved. In the event the Plaintiff attempts to refile the Illinois Litigation against Eby-Brown or Core-Mark, the defense and indemnity of Eby-Brown and Core-Mark for the Illinois Litigation would be covered by the Distribution Agreement and the Defense Agreement, respectively.

Tax Liabilities

The Company is subject to customary audits by authorities in the jurisdictions where it conducts business in the United States and foreign countries, which may result in assessments of additional taxes. These additional taxes are accrued when probable and reasonably estimable.

11. Related-Party Transactions

The Company participates in, and has an equity method investment in, a purchasing alliance that was formed to obtain better pricing, to expand product options, to reduce internal costs, and to achieve greater inventory turnover. The Company’s investment in the purchasing alliance was $14.6 million as of December 27, 2025 and $13.3 million as of June 28, 2025. For the three-month periods ended December 27, 2025 and December 28, 2024, the Company recorded purchases of $729.2 million and $586.3 million, respectively, through the purchasing alliance. For the six-month periods ended December 27, 2025 and December 28, 2024, the Company recorded purchases of $1,524.0 million and $1,187.4 million, respectively, through the purchasing alliance.

12. Earnings Per Common Share

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is calculated using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. The Company’s potential common shares include outstanding stock-based compensation awards and expected issuable shares under the employee stock purchase plan. In computing diluted earnings per common share, the average closing stock price for the period is used in determining the number of shares assumed to be purchased with the assumed proceeds under the treasury stock method. No potential common shares were considered antidilutive for each of the three and six months ended December 27, 2025 and December 28, 2024.

A reconciliation of the numerators and denominators for the basic and diluted earnings per common share computations is as follows:

(In millions, except per share amounts)	Three Months Ended December 27, 2025	Three Months Ended December 28, 2024	Six Months Ended December 27, 2025	Six Months Ended December 28, 2024
Numerator:
Net income	$61.7	$42.4	$155.3	$150.4
Denominator:
Weighted-average common shares outstanding	155.8	154.6	155.7	154.6
Dilutive effect of potential common shares	1.0	1.7	1.1	1.7
Weighted-average dilutive common shares outstanding	156.8	156.3	156.8	156.3
Basic earnings per common share	$0.40	$0.27	$1.00	$0.97
Diluted earnings per common share	$0.39	$0.27	$0.99	$0.96

13. Segment Information

The Company regularly monitors for changes in facts and circumstances that would necessitate changes in its determination of operating segments. In the third quarter of fiscal 2025, the Company updated its operating segments to reflect the manner in which the chief operating decision maker (“CODM”) manages the business. Based on changes to the Company’s organizational structure and how the CODM reviews operating results and makes decisions about resource allocation, certain operations and administrative and corporate costs previously reported in Corporate & All Other are now included in the Foodservice segment. The Company continues to have three reportable segments: Foodservice, Convenience, and Specialty. The presentation and amounts for the three and six months ended December 28, 2024 have been recast to reflect these segment changes.

The Foodservice segment distributes a broad line of national brands, customer brands, and our proprietary-branded food and food-related products, or “Performance Brands.” Foodservice sells to independent and multi-unit chain restaurants and other institutions such as schools, healthcare facilities, business and industry locations, and retail establishments. Our chain customers are multi-unit restaurants with five or more locations and include some of the most recognizable family and casual dining restaurant chains. Our Convenience segment distributes candy, snacks, beverages, cigarettes, other tobacco products, food and foodservice related products, and other items to convenience stores across North America. Our Specialty segment specializes in distributing candy, snacks, beverages, and other food items nationally to vending, office coffee service, theater, retail, hospitality, and other channels and utilizes third-party carriers to deliver direct to consumers for our supplier partners and to our customers whose order sizes are too small to be served effectively by our fleet network.

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

The Company adopted ASU 2023-07, Segment Reporting - Improving Reportable Segment Disclosures (Topic 280) for the fiscal year ended June 28, 2025 and applied the provisions on a retrospective basis to all periods presented in this Form 10-Q. Adoption of this standard resulted in additional disclosure of the significant expenses in the respective segments. The Company’s significant segment expenses, Segment Cost of Goods Sold and Segment Operating Expense, are significant to the segment, regularly provided to or easily computed from information regularly provided to our CODM, and included in Segment Adjusted EBITDA. Accordingly, the segment expenses presented below exclude the same items that are excluded from Segment Adjusted EBITDA.

	Reportable Segments			Reconciling Items
(In millions)	Foodservice	Convenience	Specialty	Corporate & All Other	Eliminations	Consolidated
For the three months ended December 27, 2025
Net external sales	$8,798.9	$6,331.0	$1,251.9	$62.9	$—	$16,444.7
Inter-segment sales	3.8	—	0.8	176.8	(181.4)	—
Total net sales	8,802.7	6,331.0	1,252.7	239.7	(181.4)	16,444.7

Less:
Segment cost of goods sold(1)	7,513.4	5,887.3	1,016.9
Segment operating expenses(2)	997.8	322.4	135.6
Segment other (income) expense, net(3)	(0.6)	(0.4)	—
Segment Adjusted EBITDA	292.1	121.7	100.2

Depreciation and amortization	133.4	41.0	13.1	12.4	—	199.9
Capital expenditures	71.4	18.3	3.6	20.1	—	113.4

For the three months ended December 28, 2024
Net external sales	$8,373.8	$5,967.5	$1,233.7	$63.2	$—	$15,638.2
Inter-segment sales	4.8	—	0.9	166.7	(172.4)	—
Total net sales	8,378.6	5,967.5	1,234.6	229.9	(172.4)	15,638.2

Less:
Segment cost of goods sold(1)	7,168.0	5,550.5	1,006.6
Segment operating expenses(2)	925.6	310.0	134.1
Segment other (income) expense, net(3)	(0.1)	(0.3)	—
Segment Adjusted EBITDA	285.1	107.3	93.9

Depreciation and amortization	115.7	39.0	13.3	14.5	—	182.5
Capital expenditures	89.2	5.2	5.2	7.8	—	107.4
(1)
Reflects cost of goods sold included in Segment Adjusted EBITDA and excludes certain items that are included in cost of goods sold, such as the change in LIFO reserve, presented in the consolidated statements of operations. Refer to the table below for a reconciliation of Segment Adjusted EBITDA to consolidated income before taxes.
(2)
Reflects operating expenses included in Segment Adjusted EBITDA and excludes certain items that are included in operating expense, such as depreciation, amortization, and expenses associated with acquisitions, presented in the consolidated statements of operations. Refer to the table below for a reconciliation of Segment Adjusted EBITDA to consolidated income before taxes.
(3)
Reflects other income and expense, net included in Segment Adjusted EBITDA and excludes certain items that are included in other expense, net presented in the consolidated statements of operations. Refer to the table below for a reconciliation of Segment Adjusted EBITDA to consolidated income before taxes.

	Reportable Segments			Reconciling Items
(In millions)	Foodservice	Convenience	Specialty	Corporate & All Other	Eliminations	Consolidated
For the six months ended December 27, 2025
Net external sales	$17,941.5	$12,917.9	$2,527.3	$133.9	$—	$33,520.6
Inter-segment sales	7.3	—	1.6	356.0	(364.9)	—
Total net sales	17,948.8	12,917.9	2,528.9	489.9	(364.9)	33,520.6

Less:
Segment cost of goods sold(1)	15,328.2	12,027.0	2,057.8
Segment operating expenses(2)	2,006.1	649.4	276.9
Segment other (income) expense, net(3)	(2.0)	(1.2)	—
Segment Adjusted EBITDA	616.5	242.7	194.2

Depreciation and amortization	263.7	80.9	26.1	24.6	—	395.3
Capital expenditures	122.9	32.2	6.1	31.1	—	192.3

For the six months ended December 28, 2024
Net external sales	$16,070.1	$12,330.9	$2,518.4	$134.3	$—	$31,053.7
Inter-segment sales	10.0	0.3	1.9	342.3	(354.5)	—
Total net sales	16,080.1	12,331.2	2,520.3	476.6	(354.5)	31,053.7

Less:
Segment cost of goods sold(1)	13,768.0	11,489.6	2,064.0
Segment operating expenses(2)	1,752.7	629.4	279.1
Segment other (income) expense, net(3)	(0.3)	(0.4)	0.1
Segment Adjusted EBITDA	559.7	212.6	177.1

Depreciation and amortization	200.9	77.6	27.7	29.2	—	335.4
Capital expenditures	166.5	15.6	11.2	10.6	—	203.9
(1)
Reflects cost of goods sold included in Segment Adjusted EBITDA and excludes certain items that are included in cost of goods sold, such as the change in LIFO reserve, presented in the consolidated statements of operations. Refer to the table below for a reconciliation of Segment Adjusted EBITDA to consolidated income before taxes.
(2)
Reflects operating expenses included in Segment Adjusted EBITDA and excludes certain items that are included in operating expense, such as depreciation, amortization, and expenses associated with acquisitions, presented in the consolidated statements of operations. Refer to the table below for a reconciliation of Segment Adjusted EBITDA to consolidated income before taxes.
(3)
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

	Three Months Ended		Six Months Ended
(In millions)	December 27, 2025	December 28, 2024	December 27, 2025	December 28, 2024
Foodservice Adjusted EBITDA	292.1	285.1	616.5	559.7
Convenience Adjusted EBITDA	121.7	107.3	242.7	212.6
Specialty Adjusted EBITDA	100.2	93.9	194.2	177.1
Corporate & All Other	(62.8)	(63.3)	(122.1)	(114.5)
Depreciation and amortization	(199.9)	(182.5)	(395.3)	(335.4)
Interest expense	(104.5)	(100.2)	(208.9)	(167.0)
Change in LIFO reserve	(28.1)	(17.8)	(52.6)	(30.5)
Stock-based compensation expense	(12.6)	(11.7)	(25.6)	(23.0)
(Loss) gain on fuel derivatives	(0.2)	0.8	—	(0.6)
Acquisition, integration & reorganization expenses	(9.1)	(51.3)	(18.3)	(70.4)
Other adjustments (4)	(10.1)	(3.6)	(22.4)	(4.4)
Income before taxes	$86.7	$56.7	$208.2	$203.6
(4)
Other adjustments include amounts related to favorable and unfavorable leases, litigation-related accruals, franchise tax expense, insurance proceeds due to hurricane and other weather related events, foreign currency transaction gains and losses, gains and losses on disposals of fixed assets, and other adjustments permitted by our ABL Facility. Additionally, for the three and six months ended December 27, 2025, Other adjustments included $10.2 million and $20.1 million, respectively, of legal and professional fees incurred in connection with shareholder activism and the clean team agreement with US Foods Holding Corp.

Total assets by reportable segment and the reconciling items for Corporate & All Other, excluding intercompany receivables between segments, are as follows:

(In millions)	As of December 27, 2025	As of June 28, 2025
Foodservice	$11,338.5	$11,271.1
Convenience	4,562.4	4,276.8
Specialty	1,496.7	1,586.9
Corporate & All Other	785.2	746.4
Total assets	$18,182.8	$17,881.2

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

Key Factors Affecting Our Business

Our business, our industry and the economy are influenced by a number of general macroeconomic factors, including reduced demand for our products related to unfavorable macroeconomic conditions triggered by developments beyond our control, including geopolitical dynamics and other events that trigger economic volatility or negatively affect consumer confidence and discretionary spending. We continue to actively monitor the impacts of the evolving macroeconomic and geopolitical landscape, including rapidly evolving tariff and global trade policies and recent geopolitical events, on all aspects of our business. The Company and our industry may face challenges related to uncertain economic conditions and heightened uncertainty in the financial markets, inflationary pressure, an uncertain political environment, supply chain disruptions, and lower disposable incomes due to macroeconomic conditions. Although rapidly evolving tariff and global trade policies and geopolitical dynamics caused increased uncertainty throughout calendar year 2025, we saw little impact to our results in fiscal 2025 and the first half of fiscal 2026. However, the extent and duration of the tariffs and the resulting future impact on general economic conditions and our future financial position, liquidity, and results of operations remains uncertain. Sustained macroeconomic challenges, whether due to tariffs or otherwise, could negatively affect consumer discretionary spending decisions within our customers’ establishments, which could negatively impact our sales and profitability.

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
•
Our ability to successfully execute our segment and corporate strategies and implement our initiatives. Our performance will continue to depend on our ability to successfully execute our segment and corporate strategies and to implement our current and future initiatives. The key strategies include focusing on independent sales and Performance Brands, pursuing new customers for our three reportable segments, expansion of geographies, utilizing our infrastructure to gain further operating and purchasing efficiencies, and making strategic acquisitions.

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

Net Sales

Net sales is equal to gross sales, plus excise taxes, minus sales returns; minus sales incentives that we offer to our customers, such as rebates and discounts that are offsets to gross sales; and certain other adjustments. Our net sales are driven by changes in case volumes, product inflation that is reflected in the pricing of our products, mix of products sold and acquisitions.

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

In calculating Adjusted EBITDA, we add back certain non-cash, non-recurring, and other items as permitted or required by our ABL Facility and indentures. Adjusted EBITDA, among other things:

•
does not include non-cash stock-based employee compensation expense and certain other non-cash charges;
•
does not include acquisition, restructuring, and other costs incurred to realize future cost savings and enhance our operations; and
•
does not include items outside of the ordinary course of the Company’s operations and not indicative of ongoing performance.

We have included below reconciliations of Adjusted EBITDA to the most directly comparable measure calculated in accordance with GAAP for the periods presented.

Results of Operations and Adjusted EBITDA

The following table sets forth a summary of our results of operations and Adjusted EBITDA for the periods indicated:

	Three Months Ended
(In millions, except per share data)	December 27, 2025	December 28, 2024	Change	%
Net sales	$16,444.7	$15,638.2	$806.5	5.2
Cost of goods sold	14,478.3	13,810.4	667.9	4.8
Gross profit	1,966.4	1,827.8	138.6	7.6
Operating expenses	1,776.3	1,669.0	107.3	6.4
Operating profit	190.1	158.8	31.3	19.7
Other expense, net
Interest expense	104.5	100.2	4.3	4.3
Other, net	(1.1)	1.9	(3.0)	(157.9)
Other expense, net	103.4	102.1	1.3	1.3
Income before income taxes	86.7	56.7	30.0	52.9
Income tax expense	25.0	14.3	10.7	74.8
Net income (GAAP)	$61.7	$42.4	$19.3	45.5
Adjusted EBITDA (Non-GAAP)	$451.2	$423.0	$28.2	6.7
Weighted-average common shares outstanding:
Basic	155.8	154.6	1.2	0.8
Diluted	156.8	156.3	0.5	0.3
Earnings per common share:
Basic	$0.40	$0.27	$0.13	48.1
Diluted	$0.39	$0.27	$0.12	44.4

	Six Months Ended
(In millions, except per share data)	December 27, 2025	December 28, 2024	Change	%
Net sales	$33,520.6	$31,053.7	$2,466.9	7.9
Cost of goods sold	29,537.6	27,461.7	2,075.9	7.6
Gross profit	3,983.0	3,592.0	391.0	10.9
Operating expenses	3,568.2	3,217.9	350.3	10.9
Operating profit	414.8	374.1	40.7	10.9
Other expense, net
Interest expense	208.9	167.0	41.9	25.1
Other, net	(2.3)	3.5	(5.8)	165.7
Other expense, net	206.6	170.5	36.1	21.2
Income before income taxes	208.2	203.6	4.6	2.3
Income tax expense	52.9	53.2	(0.3)	(0.6)
Net income (GAAP)	$155.3	$150.4	$4.9	3.3
Adjusted EBITDA (Non-GAAP)	$931.3	$834.9	$96.4	11.5
Weighted-average common shares outstanding:
Basic	155.7	154.6	1.1	0.7
Diluted	156.8	156.3	0.5	0.3
Earnings per common share:
Basic	$1.00	$0.97	$0.03	3.1
Diluted	$0.99	$0.96	$0.03	3.1

We believe that the most directly comparable GAAP measure to Adjusted EBITDA is net income. The following table reconciles Adjusted EBITDA to net income for the periods presented:

	Three Months Ended		Six Months Ended
(In millions)	December 27, 2025	December 28, 2024	December 27, 2025	December 28, 2024
Net income (GAAP)	$61.7	$42.4	$155.3	$150.4
Interest expense	104.5	100.2	208.9	167.0
Income tax expense	25.0	14.3	52.9	53.2
Depreciation	133.0	114.1	261.7	211.5
Amortization of intangible assets	66.9	68.4	133.6	123.9
Change in LIFO reserve (1)	28.1	17.8	52.6	30.5
Stock-based compensation expense	12.6	11.7	25.6	23.0
Loss (gain) on fuel derivatives	0.2	(0.8)	—	0.6
Acquisition, integration & reorganization expenses (2)	9.1	51.3	18.3	70.4
Other adjustments (3)	10.1	3.6	22.4	4.4
Adjusted EBITDA (Non-GAAP)	$451.2	$423.0	$931.3	$834.9
(1)
Includes an increase in the LIFO reserve of $28.1 million for Convenience for the second quarter of fiscal 2026 compared to a decrease of $0.1 million for Foodservice and an increase of $17.9 million for Convenience for the second quarter of fiscal 2025. The LIFO reserve increased $1.7 million for Foodservice and $50.9 million for Convenience for the first six months of fiscal 2026 compared to increases of $0.8 million for Foodservice and $29.7 million for Convenience for the first six months of fiscal 2025.
(2)
Includes professional fees and other costs related to in-progress, completed, and abandoned acquisitions, costs of integrating certain of our facilities, and facility closing costs.
(3)
Includes amounts related to favorable and unfavorable leases, litigation-related accruals, franchise tax expense, insurance proceeds due to hurricane and other weather related events, foreign currency transaction gains and losses, gains and losses on disposals of fixed assets, and other adjustments permitted by our ABL Facility. Additionally, for the three and six months ended December 27, 2025, Other adjustments includes $10.2 million and $20.1 million, respectively, of legal and professional fees incurred in connection with shareholder activism and the clean team agreement with US Foods Holding Corp.

Consolidated Results of Operations

Three and six months ended December 27, 2025 compared to the three and six months ended December 28, 2024

Net Sales

Net sales growth is primarily a function of acquisitions, case growth, pricing, including product inflation/deflation, and a changing mix of customers, channels, and product categories sold.

Net sales increased $806.5 million, or 5.2%, from the second quarter of fiscal 2025 to the second quarter of fiscal 2026 primarily driven by an increase in cases sold, including a favorable shift in mix of cases sold, and an increase in selling price per case as a result of inflation. Net sales increased $2,466.9 million, or 7.9%, for the first six months of fiscal 2026 compared to the first six months of fiscal 2025 primarily driven by recent acquisitions, including the Cheney Brothers Acquisition, an increase in cases sold, including a favorable shift in mix of cases sold, and an increase in selling price per case as a result of inflation. Total case volume increased 3.4% and 6.4% during the second quarter and first six months of fiscal 2026, respectively, compared to the same periods of fiscal 2025. Total organic case volume increased 2.8% in both the second quarter and first six months of fiscal 2026, compared to the same periods of fiscal 2025. Total organic case volume benefited from an increase of 5.3% and 5.8% in organic independent cases sold during the second quarter and first six months of fiscal 2026, respectively, including growth in Performance Brands cases and growth in cases sold to Foodservice’s chain business. The overall rate of product cost inflation was approximately 4.5% for both the second quarter and first six months of fiscal 2026.

Gross Profit

Gross profit increased $138.6 million, or 7.6%, for the second quarter of fiscal 2026 compared to the second quarter of fiscal 2025 primarily driven by cost of goods sold optimization through procurement efficiencies, as well as a favorable shift in the mix of cases sold, including growth in the independent channel. Independent customers typically receive more services from us, cost more to serve, and pay a higher gross profit per case than other customers. Gross profit increased $391.0 million, or 10.9%, for the first six months of fiscal 2026 compared to the first six months of fiscal 2025 primarily driven by recent acquisitions, including the Cheney Brothers Acquisition, as well as the same drivers of the increase in gross profit for the second quarter of fiscal 2026.

Operating Expenses

Operating expenses increased $107.3 million, or 6.4%, for the second quarter of fiscal 2026 compared to the second quarter of fiscal 2025 primarily driven by a $63.9 million increase in personnel expenses related to salaries, commissions, and benefits, a $16.5 million increase in depreciation and amortization expense mainly driven by an increase in transportation equipment under finance leases, and $10.2 million in legal and professional fees incurred in connection with the clean team agreement with US Foods Holding Corp.

Operating expenses increased $350.3 million, or 10.9%, for the first half of fiscal 2026 compared to the first half of fiscal 2025 primarily driven by recent acquisitions, including $156.4 million of additional operating expenses as a result of the Cheney Brothers Acquisition, a $129.7 million increase in personnel expenses related to wages and salaries, commissions, and benefits, a $29.1 million increase in depreciation and amortization expense mainly driven by an increase in transportation equipment under finance leases, and $20.1 million in legal and professional fees incurred in connection with shareholder activism and the clean team agreement with US Foods Holding Corp.

Net Income

Net income increased $19.3 million, or 45.5%, for the second quarter of fiscal 2026 compared to the second quarter of fiscal 2025 primarily driven by an increase gross profit, partially offset by an increase in operating expenses, income taxes, and interest expense. Net income increased $4.9 million, or 3.3%, for the first six months of fiscal 2026 compared to the first six months of fiscal 2025 primarily driven by increases in gross profit and other income, partially offset by increases in operating expenses and interest expense. The increases in interest expense were primarily the result of an increase in the average borrowings, including finance lease obligations, during the second quarter and first six months of fiscal 2026 compared to the prior year periods.

The Company reported income tax expense of $25.0 million and $52.9 million for the second quarter and first six months of fiscal 2026, respectively, compared to income tax expense of $14.3 million and $53.2 million for the second quarter and first six months of fiscal 2025, respectively. Our effective tax rates for the second quarter and first six months of fiscal 2026 were 28.8% and 25.4%, respectively, compared to 25.2% and 26.1% for the second quarter and first six months of fiscal 2025, respectively. The effective tax rate for the three months ended December 27, 2025 differed from the prior year period primarily due to a decrease in deductible discrete items related to stock-based compensation and an increase in foreign taxes as a percentage of income, partially offset by an increase in tax credits net of the valuation allowance established. The effective tax rate for the six months ended December 27, 2025 differed from the prior year period primarily due to an increase in tax credits net of the valuation allowance established and deductible discrete items related to stock-based compensation, partially offset by an increase in foreign taxes and non-deductible expenses as a percentage of income.

Segment Results

In the third quarter of fiscal 2025, the Company updated its operating segments to reflect the manner in which the business is managed. The Company continues to have three reportable segments: Foodservice, Convenience, and Specialty. Management evaluates the performance of these segments based on various operating and financial metrics, including their respective sales growth and Segment Adjusted EBITDA, which is the Company’s GAAP measure of segment profit. Segment Adjusted EBITDA is defined as net income before interest expense, interest income, income taxes, depreciation, and amortization and excludes certain items that the Company does not consider part of its segments’ core operating results, including stock-based compensation expense, changes in the LIFO reserve, acquisition, integration and reorganization expenses, and gains and losses related to fuel derivatives. The presentation and amounts for the fiscal quarter and six months ended December 28, 2024 have been recast to reflect these segment changes. See Note 13. Segment Information of the consolidated financial statements in this Form 10-Q.

Corporate & All Other is comprised of unallocated corporate overhead and certain operations that are not considered separate reportable segments based on their size.

The following tables set forth net sales and Segment Adjusted EBITDA by reportable segment and the reconciling items for Corporate & All Other and eliminations for the periods indicated (dollars in millions):

Net Sales

	Three Months Ended
	December 27, 2025	December 28, 2024	Change	%
Foodservice	$8,802.7	$8,378.6	$424.1	5.1
Convenience	6,331.0	5,967.5	363.5	6.1
Specialty	1,252.7	1,234.6	18.1	1.5
Total segments	$16,386.4	$15,580.7	$805.7	5.2
Corporate & All Other	239.7	229.9	9.8	4.3
Intersegment eliminations	(181.4)	(172.4)	(9.0)	(5.2)
Total net sales	$16,444.7	$15,638.2	$806.5	5.2

	Six Months Ended
	December 27, 2025	December 28, 2024	Change	%
Foodservice	$17,948.8	$16,080.1	$1,868.7	11.6
Convenience	12,917.9	12,331.2	586.7	4.8
Specialty	2,528.9	2,520.3	8.6	0.3
Total segments	$33,395.6	$30,931.6	$2,464.0	8.0
Corporate & All Other	489.9	476.6	13.3	2.8
Intersegment eliminations	(364.9)	(354.5)	(10.4)	(2.9)
Total net sales	$33,520.6	$31,053.7	$2,466.9	7.9

Segment Adjusted EBITDA

	Three Months Ended
	December 27, 2025	December 28, 2024	Change	%
Foodservice	$292.1	$285.1	$7.0	2.5
Convenience	121.7	107.3	14.4	13.4
Specialty	100.2	93.9	6.3	6.7
Total segments	$514.0	$486.3	$27.7	5.7
Corporate & All Other	(62.8)	(63.3)	0.5	0.8
Total Adjusted EBITDA	$451.2	$423.0	$28.2	6.7

	Six Months Ended
	December 27, 2025	December 28, 2024	Change	%
Foodservice	$616.5	$559.7	$56.8	10.1
Convenience	242.7	212.6	30.1	14.2
Specialty	194.2	177.1	17.1	9.7
Total segments	$1,053.4	$949.4	$104.0	11.0
Corporate & All Other	(122.1)	(114.5)	(7.6)	(6.6)
Total Adjusted EBITDA	$931.3	$834.9	$96.4	11.5

Segment Results—Foodservice

Three and six months ended December 27, 2025, compared to the three and six months ended December 28, 2024

Net Sales

Net sales for Foodservice increased $424.1 million, or 5.1%, from the second quarter of fiscal 2025 to the second quarter of fiscal 2026 driven primarily by case volume growth, including growth in our independent and chain business, and an increase in selling price per case as a result of inflation. Net sales for Foodservice increased $1.9 billion, or 11.6%, from the first half of fiscal 2025 to the first half of fiscal 2026 driven primarily by the Cheney Brothers Acquisition in addition to organic case volume growth and an increase in selling price per case as a result of inflation. Cheney Brothers contributed $1.8 billion in net sales for the first half of fiscal 2026 compared to $825.0 million for the first half of fiscal 2025. Total case growth for Foodservice was 3.5% in the second quarter of fiscal 2026 and 9.3% in the first half of fiscal 2026, compared to the prior year periods. Total independent case growth was 6.7% and 13.0% for the second quarter and first half of fiscal 2026, respectively, compared to the prior year periods. Securing new and expanding business with independent customers resulted in organic independent case growth of 5.3% and 5.8% in the second quarter and first half of fiscal 2026, respectively, compared to the prior year periods. For the second quarter and first half of fiscal 2026, independent sales as a percentage of total Foodservice sales were 44.4% and 42.1%, respectively.

Segment Adjusted EBITDA

Adjusted EBITDA for Foodservice increased $7.0 million, or 2.5%, from the second quarter of fiscal 2025 to the second quarter of fiscal 2026. This increase was the result of an increase in gross profit, partially offset by an increase in operating expenses. Gross profit contributing to Foodservice’s Adjusted EBITDA increased $78.7 million, or 6.5%, in the second quarter of fiscal 2026 compared to the prior year period primarily driven by a favorable shift in the mix of cases sold and growth in cases sold, including more Performance Brands products sold to our independent customers. Operating expenses impacting Foodservice’s Adjusted EBITDA increased $72.2 million, or 7.8%, from the second quarter of fiscal 2025 to the second quarter of fiscal 2026. Operating expenses increased compared to the prior year period primarily as a result of a $46.4 million increase in personnel expenses related to salaries, commissions, and benefits, a $8.4 million increase in insurance expense related to auto insurance and workers’ compensation, a $3.3 million increase in professional fees, and a $2.9 million increase in fuel expense due to higher fuel prices.

Adjusted EBITDA for Foodservice increased $56.8 million, or 10.1%, from the first half of fiscal 2025 to the first half of fiscal 2026. This increase was the result of an increase in gross profit, partially offset by an increase in operating expenses. Gross profit contributing to Foodservice’s Adjusted EBITDA increased $308.5 million, or 13.3%, in the first half of fiscal 2026, primarily due to the Cheney Brothers Acquisition, a favorable shift in mix of cases sold, and growth in cases sold, including more Performance Brands products sold to our independent customers. The Cheney Brothers Acquisition contributed an additional $142.8 million of gross profit impacting Adjusted EBITDA for the first half of fiscal 2026. Operating expenses impacting Foodservice’s Adjusted EBITDA increased $253.4 million, or 14.5%, from the first half of fiscal 2025 to the first half of fiscal 2026 primarily as a result of the Cheney Brothers Acquisition, which contributed an additional $123.5 million of operating expenses for the first half of fiscal 2026. Excluding the impact of the additional Cheney Brothers expenses, operating expenses impacting Foodservice’s Adjusted EBITDA increased primarily as a result of a $94.2 million increase in personnel expenses related to salaries and wages, commissions, and benefits, and a $15.2 million increase in insurance expense related to auto insurance and workers’ compensation, a $5.1 million increase in professional fees, and a $4.9 million increase in fuel expense due to higher fuel prices.

Depreciation and amortization of intangible assets recorded in this segment increased from $115.7 million in the second quarter of fiscal 2025 to $133.4 million in the second quarter of fiscal 2026 primarily due to an increase in transportation equipment under finance leases. Additionally, Foodservice depreciation and amortization of intangible assets increased from $200.9 million in the first half of fiscal 2025 to $263.7 million in the first half of fiscal 2026 primarily as a result of an increase in transportation equipment under finance leases and the Cheney Brothers Acquisition. The Cheney Brothers Acquisition contributed an additional $29.7 million in depreciation and amortization for the first half of fiscal 2026 compared to the prior year period.

Segment Results—Convenience

Three and six months ended December 27, 2025, compared to the three and six months ended December 28, 2024

Net Sales

Net sales for Convenience increased $363.5 million, or 6.1%, from the second quarter of fiscal 2025 to the second quarter of fiscal 2026 and increased $586.7 million, or 4.8%, from the first half of fiscal 2025 to the first half of fiscal 2026 driven primarily by the addition of new chain customers, a recent acquisition, and an increase in selling price per case as a result of continued inflation. Total Convenience cases sold increased 6.8% and 3.6% for the second quarter and first half of fiscal 2026, respectively, compared to the prior year periods. Securing new chain customers resulted in an organic increase of 6.3% and 3.1% in Convenience cases sold for the second quarter and first half of fiscal 2026, respectively, compared to the prior year periods.

Segment Adjusted EBITDA

Adjusted EBITDA for Convenience increased $14.4 million, or 13.4%, from the second quarter of fiscal 2025 to the second quarter of fiscal 2026. This increase was a result of an increase in gross profit, partially offset by an increase in operating expenses. Gross profit contributing to Convenience’s Adjusted EBITDA increased $26.7 million, or 6.4%, for the second quarter of fiscal 2026 compared to the prior year period primarily due to inventory holding gains, an increase in cases sold, a favorable shift in mix of cases sold, and pricing improvements from procurement efficiencies. Operating expenses impacting Convenience’s Adjusted EBITDA increased $12.4 million, or 4.0%, from the second quarter of fiscal 2025 to the second quarter of fiscal 2026 primarily as a result of an $8.3 million increase in personnel expense related to salaries and benefits to support case volume growth from the addition of new chain customers and a $2.4 million increase due to recent acquisitions.

Adjusted EBITDA for Convenience increased $30.1 million, or 14.2%, from the first half of fiscal 2025 to the first half of fiscal 2026. This increase was a result of an increase in gross profit, partially offset by an increase in operating expenses. Gross profit contributing to Convenience’s Adjusted EBITDA increased $49.3 million, or 5.9%, for the first half of fiscal 2026 compared to the prior year period primarily due to inventory holding gains, an increase in cases sold, a favorable shift in mix of cases sold, higher fees earned from manufacturers for distribution and related services, and pricing improvements from procurement efficiencies. Operating expenses impacting Convenience’s Adjusted EBITDA increased $20.0 million, or 3.2%, from the first half of fiscal 2025 to the first half of fiscal 2026 primarily as a result of an increase in variable operating expenses to support case volume growth from the addition of new chain customers, including an $8.2 million increase in personnel expenses related to salaries and benefits, and a $4.9 million increase due to recent acquisitions.

Depreciation and amortization of intangible assets recorded in this segment increased from $39.0 million in the second quarter of fiscal 2025 to $41.0 million in the second quarter of fiscal 2026 and increased from $77.6 million in the first half of fiscal 2025 to $80.9 million in the first half of fiscal 2026.

Segment Results—Specialty

Three and six months ended December 27, 2025, compared to the three and six months ended December 28, 2024

Net Sales

Net sales for Specialty increased $18.1 million, or 1.5%, from the second quarter of fiscal 2025 to the second quarter of fiscal 2026 and increased $8.6 million, or 0.3%, from the first half of fiscal 2025 to the first half of fiscal 2026. The increases in net sales for the second quarter and first half of fiscal 2026 were primarily driven by an increase in selling price per case due changes in channel mix and growth in the vending and retail channels, partially offset by a decline in theater sales. Specialty cases sold for the second quarter and first half of fiscal 2026 decreased 1.3% and 1.9%, respectively, as growth in the vending, retail, office coffee service, and campus channels was more than offset by declines in theater compared to the prior year periods.

Segment Adjusted EBITDA

Adjusted EBITDA for Specialty increased $6.3 million, or 6.7%, from the second quarter of fiscal 2025 to the second quarter of fiscal 2026. This increase was a result of an increase in gross profit, partially offset by an increase in operating expenses. Gross profit contributing to Specialty’s Adjusted EBITDA increased $7.8 million, or 3.4%, for the second quarter of fiscal 2026 primarily driven by a shift in channel mix, pricing improvements from procurement efficiencies, and inventory holding gains, partially offset by a decrease in cases sold. Operating expenses impacting Specialty’s Adjusted EBITDA increased $1.5 million, or 1.1%, from the second quarter of fiscal 2025 to the second quarter of fiscal 2026 primarily due to an increase in variable operating expenses as a result of a shift in channel mix.

Adjusted EBITDA for Specialty increased $17.1 million, or 9.7%, from the first half of fiscal 2025 to the first half of fiscal 2026 as a result of an increase in gross profit and a decrease in operating expenses. Gross profit contributing to Specialty’s Adjusted EBITDA increased $14.8 million, or 3.2%, for the first half of fiscal 2026 compared to the prior year period primarily driven by a shift in channel mix, pricing improvements from procurement efficiencies, and inventory holding gains, partially offset by a decrease in cases sold. Operating expenses impacting Specialty’s Adjusted EBITDA decreased $2.2 million, or 0.8%, from the first half of fiscal 2025 to the first half of fiscal 2026 primarily due to a decrease in variable operating expenses as a result of a shift in channel mix.

Depreciation and amortization of intangible assets recorded in this segment decreased from $13.3 million in the second quarter of fiscal 2025 to $13.1 million in the second quarter of fiscal 2026 and decreased from $27.7 million in the first half of fiscal 2025 to $26.1 million in the first half of fiscal 2026.

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

We are exposed to interest rate risk related to changes in interest rates for borrowings under our ABL Facility. To add stability to interest expense and manage our exposure to interest rate movements, we enter into interest rate swap agreements. These swaps are designated as cash flow hedges and involve the receipt of variable-rate amounts from a counterparty in exchange for making fixed-rate payments. As of December 27, 2025, $150.0 million of the outstanding ABL Facility balance is hedged under interest rate swaps which results in 70% of our total debt outstanding, including finance lease obligations, being fixed-rate debt.

On May 27, 2025, the Board of Directors authorized a new share repurchase program for up to $500 million of the Company’s outstanding common stock. This authorization replaces the previously authorized $300 million share repurchase program. The new share repurchase program has an expiration date of May 27, 2029. Repurchases of the Company’s outstanding common stock will be made in accordance with applicable securities laws and may be made at management’s discretion from time to time in the open market, through privately negotiated transactions or otherwise, including pursuant to Rule 10b5-1 trading plans. The share repurchase program may be amended, suspended or discontinued at any time at the Board’s discretion, and does not commit the Company to repurchase any specified number of shares of its common stock. The actual timing, number and value of the shares to be purchased under the program will be determined by the Company at its discretion and will depend on a number of factors, including the performance of the Company’s stock price, general market and other conditions, applicable legal requirements and compliance with the terms of the Company’s outstanding indebtedness. As of December 27, 2025, $500 million remained available for share repurchases.

Our contractual cash requirements over the next 12 months and beyond relate to our long-term debt and associated interest payments, operating and finance leases, and purchase obligations. For information regarding the Company’s expected cash requirements related to long-term debt and operating and finance leases, see Note 6. Debt and Note 7. Leases, respectively, of the consolidated financial statements in this Form 10-Q. As of December 27, 2025, the Company had total purchase obligations of $273.2 million, which includes agreements for purchases related to capital projects and services in the normal course of business, for which all significant terms have been confirmed, as well as a minimum amount due for various Company meetings and conferences. Purchase obligations also include amounts committed to various capital projects in process or scheduled to be completed in the coming fiscal years. As of December 27, 2025, the Company had commitments of $129.3 million for capital projects related to warehouse expansion and improvements and warehouse equipment. The Company anticipates using cash flows from operations or borrowings under the ABL Facility to fulfill these commitments. Amounts due under these agreements were not included in the Company’s consolidated balance sheet as of December 27, 2025.

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

As of December 27, 2025, our cash balance totaled $49.5 million, including restricted cash of $8.5 million, as compared to a cash balance totaling $86.7 million, including restricted cash of $8.2 million, as of June 28, 2025.

Operating Activities

Six months ended December 27, 2025, compared to the six months ended December 28, 2024

During the first six months of fiscal 2026 and fiscal 2025, our operating activities provided cash flow of $456.0 million and $379.0 million, respectively. The increase in cash flow provided by operating activities in the first six months of fiscal 2026 compared to the first six months of fiscal 2025 was largely driven by higher cash-based operating income, partially offset by advanced purchases of inventory to take advantage of preferred pricing.

Investing Activities

Six months ended December 27, 2025, compared to the six months ended December 28, 2024

Cash used in investing activities totaled $251.6 million in the first six months of fiscal 2026 compared to $2,736.7 million in the first six months of fiscal 2025. These investments consisted of cash paid for acquisitions of $61.0 million in the first six months of fiscal 2026 compared to $2,535.5 million in the first six months of fiscal 2025, along with capital purchases of property, plant, and equipment of $192.3 million and $203.9 million for the first six months of fiscal 2026 and the first six months of fiscal 2025, respectively. For the first six months of both fiscal 2026 and fiscal 2025, purchases of property, plant, and equipment primarily consisted of outlays for warehouse improvements and expansion, warehouse equipment, transportation equipment, and information technology. The following table presents the capital purchases of property, plant, and equipment by segment:

	Six Months Ended
(In millions)	December 27, 2025	December 28, 2024
Foodservice	$122.9	$166.5
Convenience	32.2	15.6
Specialty	6.1	11.2
Corporate & All Other	31.1	10.6
Total capital purchases of property, plant and equipment	$192.3	$203.9

Financing Activities

Six months ended December 27, 2025, compared to the six months ended December 28, 2024

During the first six months of fiscal 2026, our financing activities used cash flow of $241.6 million, which consisted primarily of $118.0 million in net repayments under our ABL Facility as well as $114.1 million in payments under finance lease obligations.

During the first six months of fiscal 2025, our financing activities provided cash flow of $2,348.7 million, which consisted primarily of $1,499.9 million in net borrowings under our ABL Facility and $1.0 billion in cash received from the issuance and sale of the Notes due 2032, partially offset by $84.8 million in payments under finance lease obligations.

The Company's financing arrangements as of December 27, 2025 are described in Note 6. Debt of the consolidated financial statements within this Form 10-Q. As of December 27, 2025, the Company was in compliance with all of the covenants under the ABL Facility and the indentures governing the Notes due 2027, the Notes due 2029, and the Notes due 2032.

Total Assets by Segment

Total assets by segment discussed below exclude intercompany receivables between segments, and amounts as of December 28, 2024 have been recast to reflect the changes to our reportable segments that occurred in the third quarter of fiscal 2025.

Total assets for Foodservice increased $738.3 million from $10,600.2 million as of December 28, 2024 to $11,338.5 million as of December 27, 2025, primarily due to an increase in property, plant and equipment and inventory due to warehouse expansion and improvement projects and an increase in goodwill due to recent acquisitions, partially offset by a decrease in intangible assets due to normal amortization. Total assets for Foodservice increased $67.4 million from $11,271.1 million as of June 28, 2025 to $11,338.5 million as of December 27, 2025, due to an increase in inventory and property, plant and equipment, offset by a decrease in intangible assets due to normal amortization and a decrease in accounts receivable.

Total assets for Convenience increased $380.2 million from $4,182.2 million as of December 28, 2024 to $4,562.4 million as of December 27, 2025. During this time period, the segment increased its inventory due to advanced purchases to take advantage of preferred pricing and increased its property, plant and equipment through additional transportation equipment leases and a warehouse under finance lease. Additionally, the Convenience segment's accounts receivable balance increased compared to the prior year end. These increases were partially offset by decreases in intangible assets due to normal amortization and right-of-use assets. Total assets for Convenience increased $285.6 million from $4,276.8 million as of June 28, 2025 to $4,562.4 million as of December 27, 2025. During this time period, the segment increased its inventory due to advanced purchases to take advantage of preferred pricing and increased its property, plant and equipment through additional transportation equipment leases and a warehouse under finance lease. These increases were partially offset by decreases in accounts receivable, cash, and intangible assets due to normal amortization.

Total assets for Specialty decreased $69.8 million from $1,566.5 million as of December 28, 2024 to $1,496.7 million as of December 27, 2025. During this time period, this segment decreased its inventory due to sales in the normal course of business, right-of-use assets, and intangible assets due to normal amortization. These decreases were partially offset by an increase in accounts receivable. Total assets for Specialty decreased $90.2 million from $1,586.9 million as of June 28, 2025 to $1,496.7 million as of December 27, 2025 primarily due to decreases in inventory, accounts receivable, property, plant, and equipment, and right-of-use assets.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) under the Exchange Act), that occurred during the fiscal quarter ended December 27, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to various allegations, claims, and legal actions arising in the ordinary course of business. While it is impossible to determine with certainty the ultimate outcome of any of these proceedings, lawsuits, and claims, management believes that adequate provisions have been made or insurance secured for all currently pending proceedings so that the ultimate outcomes will not have a material adverse effect on our financial position. Refer to the “Litigation” section within Note 10. Commitments and Contingencies of the consolidated financial statements in this Form 10-Q for disclosure of ongoing litigation.

Item 1A. Risk Factors

There have been no material changes to our principal risks that we believe are material to our business, results of operations, and financial condition from the risk factors previously disclosed in the Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information relating to our purchases of the Company’s common stock during the second quarter of fiscal 2026.

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan (In millions)(2)
September 28, 2025—October 25, 2025	1,202	$102.89	—	$500.0
October 26, 2025—November 22, 2025	438	$96.13	—	$500.0
November 23, 2025—December 27, 2025	37	$91.62	—	$500.0
Total	1,677	$100.87	—
(1)
During the second quarter of fiscal 2026, the Company repurchased 1,677 shares of the Company’s common stock via share withholding for payroll tax obligations due from employees in connection with the delivery of shares of the Company’s common stock under our incentive plans.
(2)
On May 27, 2025, the Board of Directors authorized a share repurchase program for up to $500 million of the Company’s outstanding common stock. This authorization replaces the previously authorized $300 million share repurchase program. The new share repurchase program has an expiration date of May 27, 2029 and may be amended, suspended, or discontinued at any time at the Board’s discretion, subject to compliance with applicable laws. Repurchases under this program depend upon marketplace conditions and other factors, including compliance with the covenants under the ABL Facility and the indentures governing the Notes due 2027, Notes due 2029, and Notes due 2032. As of December 27, 2025, $500.0 million remained available for share repurchases.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended December 27, 2025, no director or officer of the Company adopted or terminated a ‘Rule 10b5-1 trading arrangement’ or ‘non-Rule 10b5-1 trading arrangement,’ as each term is defined in Item 408(a) of Regulation S-K.

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

PERFORMANCE FOOD GROUP COMPANY (Registrant)

Date: February 4, 2026	By:	/s/ H. Patrick Hatcher
	Name:	H. Patrick Hatcher
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)