Form 10-Q
period 2026-03-28
Performance Food Group Co
filed 2026-05-06
CIK 1618673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2026

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

157,089,851 shares of common stock were outstanding as of April 29, 2026.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q (this “Form 10-Q”) may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. All statements, other than statements of historical facts included in this Form 10-Q, including statements concerning our plans, objectives, goals, beliefs, business strategies, future events, business conditions, results of operations, financial position, business outlook, business trends, and other information, are forward-looking statements. Words such as “estimates,” “expects,” “contemplates,” “will,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts,” “may,” “should” and variations of such words or similar expressions are intended to identify forward-looking statements. The forward-looking statements are not historical facts, and are based upon our current expectations, beliefs, estimates and projections, and various assumptions, many of which, by their nature, are inherently uncertain and beyond our control. Our expectations, beliefs, estimates, and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs, estimates and projections will result or be achieved, and actual results may vary materially from what is expressed in or indicated by the forward-looking statements.

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
•
economic factors, including inflation or other adverse changes such as a downturn in economic conditions, geopolitical events, tariff increases or modifications, or a public health crisis, negatively affecting consumer confidence and discretionary spending;
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
•
risks relating to acquisitions, including our acquisition of Cheney Bros., Inc. (the “Cheney Brothers Acquisition”), such as the risk that we are not able to realize benefits of acquisitions or successfully integrate the businesses we acquire or that we incur significant integration costs;
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
•
our inability to comply with requirements imposed by applicable law or government regulations, including changes in regulation of e-vapor products and other alternative nicotine products;
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

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except per share data)	As of March 28, 2026	As of June 28, 2025
ASSETS
Current assets:
Cash	$45.9	$78.5
Accounts receivable, less allowances of $73.1 and $69.0	2,877.2	2,833.0
Inventories, net	4,069.9	3,887.7
Income taxes receivable	74.8	96.2
Prepaid expenses and other current assets	294.4	239.7
Total current assets	7,362.2	7,135.1
Goodwill	3,572.9	3,480.1
Other intangible assets, net	1,608.2	1,688.5
Property, plant and equipment, net	4,705.3	4,458.7
Operating lease right-of-use assets	925.9	933.8
Other assets	236.6	185.0
Total assets	$18,411.1	$17,881.2
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable and outstanding checks in excess of deposits	3,567.8	3,165.3
Accrued expenses and other current liabilities	924.0	1,025.9
Finance lease obligations—current installments	255.6	221.9
Operating lease obligations—current installments	108.9	104.5
Total current liabilities	4,856.3	4,517.6
Long-term debt	5,118.3	5,388.8
Deferred income tax liability, net	925.9	887.1
Finance lease obligations, excluding current installments	1,504.9	1,379.9
Operating lease obligations, excluding current installments	890.2	900.7
Other long-term liabilities	393.8	334.7
Total liabilities	13,689.4	13,408.8
Commitments and contingencies (Note 10)
Shareholders’ equity:
Common Stock: $0.01 par value per share, 1.0 billion shares authorized, 156.0 million shares issued and outstanding as of March 28, 2026; 154.9 million shares issued and outstanding as of June 28, 2025	1.6	1.5
Additional paid-in capital	2,883.4	2,831.0
Accumulated other comprehensive loss, net of tax benefit of $1.0 and $0.9	(3.4)	(3.2)
Retained earnings	1,840.1	1,643.1
Total shareholders’ equity	4,721.7	4,472.4
Total liabilities and shareholders’ equity	$18,411.1	$17,881.2

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per share data)	Three Months Ended March 28, 2026	Three Months Ended March 29, 2025	Nine Months Ended March 28, 2026	Nine Months Ended March 29, 2025
Net sales	$16,290.0	$15,306.3	$49,810.6	$46,360.0
Cost of goods sold	14,351.2	13,483.9	43,888.8	40,945.6
Gross profit	1,938.8	1,822.4	5,921.8	5,414.4
Operating expenses	1,789.9	1,648.0	5,358.1	4,865.9
Operating profit	148.9	174.4	563.7	548.5
Other expense, net:
Interest expense	102.9	96.9	311.8	263.9
Other, net	(9.9)	(1.0)	(12.2)	2.5
Other expense, net	93.0	95.9	299.6	266.4
Income before taxes	55.9	78.5	264.1	282.1
Income tax expense	14.2	20.2	67.1	73.4
Net income	$41.7	$58.3	$197.0	$208.7
Weighted-average common shares outstanding:
Basic	156.1	155.0	155.8	154.8
Diluted	157.0	156.5	156.8	156.3
Earnings per common share:
Basic	$0.27	$0.38	$1.26	$1.35
Diluted	$0.27	$0.37	$1.26	$1.34

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In millions)	Three Months Ended March 28, 2026	Three Months Ended March 29, 2025	Nine Months Ended March 28, 2026	Nine Months Ended March 29, 2025
Net income	$41.7	$58.3	$197.0	$208.7
Other comprehensive income (loss), net of tax
Interest rate swaps:
Change in fair value, net of tax	0.9	(1.2)	1.0	(1.0)
Reclassification adjustment, net of tax	(0.1)	(0.3)	(0.6)	(5.6)
Foreign currency translation adjustment, net of tax	(0.8)	0.4	(0.6)	(2.3)
Other comprehensive income (loss)	—	(1.1)	(0.2)	$(8.9)
Total comprehensive income	$41.7	$57.2	$196.8	$199.8

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Shareholders’
(In millions)	Shares	Amount	Capital	Loss	Earnings	Equity
Balance as of December 28, 2024	154.6	$1.5	$2,806.2	$(3.8)	$1,453.3	$4,257.2
Net income	—	—	—	—	58.3	58.3
Interest rate swaps	—	—	—	(1.5)	—	(1.5)
Foreign currency translation adjustment	—	—	—	0.4	—	0.4
Issuance of common stock under stock-based compensation plans	0.3	—	3.4	—	—	3.4
Issuance of common stock under employee stock purchase plan	0.2	—	17.7	—	—	17.7
Common stock repurchased	(0.2)	—	(10.6)	—	—	(10.6)
Stock-based compensation expense	—	—	12.6	—	—	12.6
Balance as of March 29, 2025	154.9	$1.5	$2,829.3	$(4.9)	$1,511.6	$4,337.5

Balance as of December 27, 2025	155.8	$1.6	$2,852.0	$(3.4)	$1,798.4	$4,648.6
Net income	—	—	—	—	41.7	41.7
Interest rate swaps	—	—	—	0.8	—	0.8
Foreign currency translation adjustment	—	—	—	(0.8)	—	(0.8)
Issuance of common stock under stock-based compensation plans	—	—	(0.1)	—	—	(0.1)
Issuance of common stock under employee stock purchase plan	0.2	—	19.8	—	—	19.8
Common stock repurchased	—	—	(1.2)	—	—	(1.2)
Stock-based compensation expense	—	—	12.9	—	—	12.9
Balance as of March 28, 2026	156.0	$1.6	$2,883.4	$(3.4)	$1,840.1	$4,721.7

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Shareholders’
(In millions)	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance as of June 29, 2024	154.2	$1.5	$2,818.5	$4.0	$1,302.9	$4,126.9
Net income	—	—	—	—	208.7	208.7
Interest rate swaps	—	—	—	(6.6)	—	(6.6)
Foreign currency translation adjustment	—	—	—	(2.3)	—	(2.3)
Issuance of common stock under stock-based compensation plans	0.9	—	(10.6)	—	—	(10.6)
Issuance of common stock under employee stock purchase plan	0.4	—	32.7	—	—	32.7
Common stock repurchased	(0.6)	—	(44.2)	—	—	(44.2)
Stock-based compensation expense	—	—	32.9	—	—	32.9
Balance as of March 29, 2025	154.9	$1.5	$2,829.3	$(4.9)	$1,511.6	$4,337.5

Balance as of June 28, 2025	154.9	1.5	2,831.0	(3.2)	1,643.1	4,472.4
Net income	—	—	—	—	197.0	197.0
Interest rate swaps	—	—	—	0.4	—	0.4
Foreign currency translation adjustment	—	—	—	(0.6)	—	(0.6)
Issuance of common stock under stock-based compensation plans	0.7	0.1	(21.8)	—	—	(21.7)
Issuance of common stock under employee stock purchase plan	0.4	—	36.9	—	—	36.9
Common stock repurchased	—	—	(1.2)	—	—	(1.2)
Stock-based compensation expense	—	—	38.5	—	—	38.5
Balance as of March 28, 2026	156.0	$1.6	$2,883.4	$(3.4)	$1,840.1	$4,721.7

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)	Nine Months Ended March 28, 2026	Nine Months Ended March 29, 2025
Cash flows from operating activities:
Net income	$197.0	$208.7
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	398.7	329.1
Amortization of intangible assets	201.6	193.2
Amortization of deferred financing costs	9.8	9.3
Provision for losses on accounts receivables	17.9	18.6
Change in LIFO reserve	71.0	38.9
Stock-based compensation expense	38.5	35.6
Deferred income tax expense (benefit)	43.0	(1.8)
Loss on extinguishment of debt	2.1	—
Change in fair value of derivative assets and liabilities	(9.3)	(0.5)
Other non-cash activities	7.3	0.7
Changes in operating assets and liabilities, net
Accounts receivable	(16.8)	(13.1)
Inventories	(190.2)	(122.7)
Income taxes receivable	21.4	(49.7)
Prepaid expenses and other assets	(46.9)	64.7
Trade accounts payable and outstanding checks in excess of deposits	374.7	263.1
Accrued expenses and other liabilities	(47.9)	(147.0)
Net cash provided by operating activities	1,071.9	827.1
Cash flows from investing activities:
Purchases of property, plant and equipment	(265.9)	(332.7)
Purchase of intangible assets	(9.6)	—
Net cash paid for acquisitions	(384.2)	(2,552.9)
Proceeds from sale of property, plant and equipment and other	2.8	10.5
Net cash used in investing activities	(656.9)	(2,875.1)
Cash flows from financing activities:
Net (payments) borrowings under ABL Facility	(271.5)	1,229.7
Borrowing of Notes due 2034	1,060.0	—
Borrowing of Notes due 2032	—	1,000.0
Repayment of Notes due 2027	(1,060.0)	—
Cash paid for debt issuance, extinguishment, and creditor fees for debt modification	(5.7)	(34.2)
Payments under finance lease obligations	(176.2)	(135.4)
Net cash paid for acquisitions	(6.5)	—
Proceeds from employee stock purchase plan	36.9	32.7
Proceeds from exercise of stock options	3.4	8.1
Cash paid for shares withheld to cover taxes	(25.1)	(18.7)
Repurchases of common stock	(0.9)	(43.6)
Net cash (used in) provided by financing activities	(445.6)	2,038.6
Net decrease in cash and restricted cash	(30.6)	(9.4)
Cash and restricted cash, beginning of period	86.7	27.7
Cash and restricted cash, end of period	$56.1	$18.3

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

(In millions)	As of March 28, 2026	As of June 28, 2025
Cash	$45.9	$78.5
Restricted cash(1)	10.2	8.2
Total cash and restricted cash	$56.1	$86.7
(1)
Restricted cash is reported within Other assets and represents the amounts required by insurers to collateralize a part of the deductibles for the Company’s workers’ compensation and liability claims along with cash required by a healthcare benefits and claims administration arrangement to maintain a healthcare imprest account for eligible healthcare expenses.

Supplemental disclosures of cash flow information are as follows:

(In millions)	Nine Months Ended March 28, 2026	Nine Months Ended March 29, 2025
Cash paid during the year for:
Interest (net of amounts capitalized)	$336.5	$260.3
Income taxes (net of refunds received)	2.3	111.1

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

Share Repurchase Program

In May 2025, the Board of Directors of the Company authorized a share repurchase program for up to $500 million of the Company’s outstanding common stock. This authorization replaced the previously authorized $300 million share repurchase program. The current share repurchase program has an expiration date of May 27, 2029 and may be amended, suspended, or discontinued at any time at the Company’s discretion, subject to compliance with applicable laws. During the three and nine months ended March 28, 2026, the Company repurchased and subsequently retired less than 0.1 million shares of common stock, for a total of $1.2 million or an average cost of $83.11 per share. As of March 28, 2026, $498.8 million remained available for share repurchases.

Under the previous share repurchase program, during the three months ended March 29, 2025, the Company repurchased and subsequently retired 0.2 million shares of common stock, for a total of $10.6 million or an average cost of $76.82 per share. During the nine months ended March 29, 2025, the Company repurchased and subsequently retired 0.6 million shares of common stock, for a total of $44.2 million or an average cost of $75.57 per share.

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

3. Recently Issued Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In December 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities. The update provides recognition, measurement, presentation, and disclosure requirements for government grants, including guidance for grants related to an asset and grants related to income. The amendments introduce two permitted approaches for asset-related grants: a deferred income approach or a cost accumulation approach. This pronouncement is effective for annual reporting periods beginning after December 15, 2028, and interim reporting periods within those annual reporting periods, with early adoption permitted. The amendments in this ASU may be applied using a modified prospective, modified retrospective, or retrospective approach. The Company has early adopted the amendments in this update with a modified prospective approach for the third quarter of fiscal 2026 in this Form 10-Q. Since the FASB largely leveraged the guidance in International Accounting Standard 20: Accounting for Government Grants and Disclosure of Government Assistance, which the Company has historically applied by analogy, the provisions of this new standard do not have a material impact on the consolidated financial statements.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement--Reporting Comprehensive Income--Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The update improves the disclosures about a public entity’s expenses and addresses requests from investors for more detailed information about the types of expenses in commonly presented expense captions. In January 2025, the FASB released ASU 2025-01 to clarify ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. The amendments in this update will be adopted for the fiscal year ending July 1, 2028 (“fiscal 2028”), with annual reporting requirements effective for our fiscal 2028 Annual Report on Form 10-K and interim reporting requirements effective for our Quarterly Reports on Forms 10-Q within the fiscal year ending June 30, 2029 (“fiscal 2029”). The amendments in this update should be applied prospectively, however, retrospective application is permitted. The provisions of the new standard will not impact the Company’s results of operations, financial position, or cash flows but will require the Company to expand its disclosures of the Company’s expenses.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments--Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This update provides a practical expedient for all entities to simplify the estimation of expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Accounting Standards Codification (“ASC”) 606: Revenue from Contracts with Customers. In developing reasonable and supportable forecasts as part of estimating expected credit losses, entities may elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. The amendments in this update should be applied on a prospective basis. This pronouncement is effective for annual periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. The amendments in this update will be adopted at the beginning of the fiscal year ending July 3, 2027 (“fiscal 2027”). The Company is currently evaluating the impact of adopting ASU 2025-05 on its future consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, Targeted Improvements to the Accounting for Internal-Use Software, to modernize the accounting for and disclosure of internal-use software costs. This update removes all references to project stages, defines the threshold to begin capitalizing costs, and clarifies the disclosure requirements of capitalized software costs. The ASU is effective for annual periods beginning after December 15, 2027, and interim periods within those fiscal years, and can be applied retrospectively, prospectively, or on a modified transition approach. Early adoption is permitted. The Company is currently evaluating the impact that adoption of ASU 2025-06 will have on its future consolidated financial statements, as well as when the Company will adopt the new guidance. If the Company does not elect to early adopt the new guidance, the amendments in this update will be adopted at the beginning of fiscal 2029.

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

4. Revenue Recognition

The Company markets and distributes primarily national and Company-branded food and food-related products to customer locations across North America. The Foodservice segment primarily services restaurants and supplies a broad line of products to its customers, including the Company’s Performance Brands and custom-cut meats and seafood, as well as products that are specific to each customer’s menu requirements. The Convenience segment distributes candy, snacks, beverages, cigarettes and other nicotine products, food and food-service products, and other items to convenience stores. The Specialty segment primarily specializes in distributing candy, snacks, beverages, and other items nationally to vending and office coffee service distributors as well as direct to consumer locations including theater and retail locations. The Company disaggregates revenue by customer type and product offerings and determined that disaggregating revenue at the segment level achieves the disclosure objective to depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. Refer to Note 13. Segment Information for external revenue by reportable segment.

The Company has customer contracts in which incentives are paid upfront to certain customers. These payments have become industry practice and are not related to financing the customer’s business, nor are they associated with any distinct good or service to be received from the customer. These incentive payments are capitalized and amortized over the life of the contract or the expected life of the customer relationship on a straight-line basis and are regularly assessed for impairment. The Company’s contract asset for these incentives totaled $75.4 million and $67.0 million as of March 28, 2026 and June 28, 2025, respectively.

5. Business Combinations

During the first nine months of fiscal 2026, the Company paid cash of $384.2 million, net of cash received, for three acquisitions reported in the Foodservice segment. These acquisitions did not materially affect the Company’s results of operations. During the first nine months of fiscal 2025, the Company paid cash of $2.6 billion, net of cash received, for two acquisitions reported in the Foodservice segment. Included below is the information related to the purchase price allocation for the three acquisitions in fiscal 2026 and our material acquisition of Cheney Bros., Inc. (“Cheney Brothers”) in fiscal 2025.

Assets acquired and liabilities assumed are recognized at their respective fair values as of the acquisition date. The following table summarizes the preliminary purchase price allocation for each major class of assets acquired and liabilities assumed for the three acquisitions in the first nine months of fiscal 2026:

(In millions)	Fiscal 2026
Net working capital	$80.4
Goodwill	90.5
Intangible assets with definite lives:
Customer relationships	89.5
Trade names	27.3
Property, plant and equipment	91.4
Operating lease right-of-use assets	2.3
Other assets	6.4
Finance lease obligations	(1.3)
Operating lease obligations	(2.3)
Total purchase price	$384.2

Intangible assets consist primarily of customer relationships and trade names with useful lives of five to eleven years, and a total weighted-average useful life of 9.6 years. The excess of the estimated fair value of the assets acquired and the liabilities assumed over consideration paid was recorded as $90.5 million of goodwill.

Cheney Brothers Acquisition

On October 8, 2024, PFG acquired Cheney Brothers for $2.0 billion, consisting of $1,978.6 million of cash consideration, net of cash received, and $32.4 million of deferred consideration payable to the seller over the next five years. As of March 28, 2026, the deferred consideration payable to the seller was $24.9 million. The cash consideration portion of the purchase price was financed with borrowings under the Company’s asset-based revolving credit facility.

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

The net sales and net loss related to Cheney Brothers recorded in the Company’s Consolidated Statements of Operations for the first nine months of fiscal 2025 were $1,756.2 million and $19.1 million, respectively. The net loss related to Cheney Brothers was driven by depreciation and amortization of purchase accounting adjustments.

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

Debt consisted of the following:

(In millions)	As of March 28, 2026	As of June 28, 2025
Credit Agreement	$2,083.5	$2,355.0
5.500% Notes due 2027, effective interest rate 5.930%	-	1,060.0
4.250% Notes due 2029, effective interest rate 4.439%	1,000.0	1,000.0
6.125% Notes due 2032, effective interest rate 6.286%	1,000.0	1,000.0
5.625% Notes due 2034, effective interest rate 5.785%	1,060.0	-
Less: Original issue discount and deferred financing costs	(25.2)	(26.2)
Long-term debt	5,118.3	5,388.8
Less: current installments	—	—
Total debt, excluding current installments	$5,118.3	$5,388.8

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

The following table summarizes outstanding borrowings, availability, and the average interest rate under the Company’s credit agreement:

(Dollars in millions)	As of March 28, 2026	As of June 28, 2025
Aggregate borrowings	$2,083.5	$2,355.0
Letters of credit	165.1	171.4
Excess availability, net of lenders’ reserves of $97.5 and $106.0	2,751.4	2,473.6
Average interest rate, excluding impact of interest rate swaps	5.30%	5.86%

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

Senior Notes due 2027

On September 27, 2019, PFG Escrow Corporation (the “Escrow Issuer”), a wholly-owned subsidiary of PFGC, issued and sold $1,060.0 million aggregate principal amount of its 5.500% Senior Notes due 2027 (the “Notes due 2027”). As described below, on February 19, 2026, Performance Food Group, Inc. issued and sold $1,060.0 million aggregate principal amount of its 5.625% Senior Notes due 2034 (the “Notes due 2034”) and used the proceeds, along with additional ABL Facility borrowings, to redeem the Notes due 2027 in full. A significant portion of this redemption was considered a modification in accordance with FASB ASC 470-50, Debt-Modifications and Extinguishments, and, as a result, $7.0 million of unamortized deferred financing costs for the Notes due 2027 was deferred as deferred financing costs of the Notes due 2034. In addition, $6.2 million of third-party fees, related to the pro-rata portion of the Notes due 2034 considered a modification from the redemption was expensed within operating expenses. A portion of this redemption was considered an extinguishment, resulting in a $2.1 million loss on extinguishment of debt within interest expense from fees paid and the write-off of the pro-rata portion of its unamortized deferred financing costs.

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

Senior Notes due 2034

On February 19, 2026, Performance Food Group, Inc. issued and sold the Notes due 2034. The Notes due 2034 are jointly and severally guaranteed on a senior unsecured basis by PFGC and all domestic direct and indirect wholly-owned subsidiaries of PFGC (other than captive insurance subsidiaries and other excluded subsidiaries). The Notes due 2034 are not guaranteed by the Company.

The proceeds from the Notes due 2034, along with additional borrowings under the ABL Facility, were used to redeem the Notes due 2027, and to pay the fees, expenses, and other transaction costs incurred in connection with the issuance of the Notes due 2034.

The Notes due 2034 were issued at 100.0% of their par value. The Notes due 2034 mature on March 1, 2034, and bear interest at a rate of 5.625% per year, payable semi-annually in arrears.

Upon the occurrence of a change of control triggering event or upon the sale of certain assets in which Performance Food Group, Inc. does not apply the proceeds as required, the holders of the Notes due 2034 will have the right to require Performance Food Group, Inc. to repurchase each holder’s Notes due 2034 at a price equal to 101% (in the case of a change of control triggering event) or 100% (in the case of an asset sale) of their principal amount, plus accrued and unpaid interest. Performance Food Group, Inc. may redeem all or a part of the Notes due 2034 at any time prior to March 1, 2029, at a redemption price equal to 100% of the principal amount of the Notes due 2034 being redeemed plus a make-whole premium as defined in the indenture governing the Notes due 2034 and accrued and unpaid interest. In addition, beginning on March 1, 2029, Performance Food Group, Inc. may redeem all or a part of the Notes due 2034 at a redemption price equal to 102.813% of the principal amount redeemed, plus accrued and unpaid interest. The redemption price decreases to 101.406% and 100% of the principal amount redeemed on March 1, 2030, and March 1, 2031, respectively. In addition, at any time prior to March 1, 2029, Performance Food Group, Inc. may redeem up to 40% of the Notes due 2034 from the proceeds of certain equity offerings at a redemption price equal to 105.625% of the principal amount thereof, plus accrued and unpaid interest.

The indenture governing the Notes due 2034 contains covenants limiting, among other things, PFGC’s and its restricted subsidiaries’ ability to incur or guarantee additional debt or issue disqualified stock or preferred stock; pay dividends and make other distributions on, or redeem or repurchase, capital stock; make certain investments; incur certain liens; enter into transactions with affiliates; consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; create certain restrictions on the ability of PFGC’s restricted subsidiaries to make dividends or other payments to PFGC; designate restricted subsidiaries as unrestricted subsidiaries; and transfer or sell certain assets. These covenants are subject to a number of important exceptions and qualifications. The Notes due 2034 also contain customary events of default, the occurrence of which could result in the principal of and accrued interest on the Notes due 2034 to become or be declared due and payable.

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

Certain of the leases for tractors, trailers, and other vehicles and equipment provide for residual value guarantees to the lessors. Circumstances that would require the subsidiary to perform under the guarantees include either (1) default on the leases with the leased assets being sold for less than the specified residual values in the lease agreements, or (2) decisions not to purchase the assets at the end of the lease terms combined with the sale of the assets, with sales proceeds less than the residual value of the leased assets specified in the lease agreements. Residual value guarantees under these operating lease agreements typically range between 6% and 20% of the value of the leased assets at inception of the lease. These leases have original terms ranging from 5 to 10 years and are set to expire at various dates ranging from 2026 to 2032. As of March 28, 2026, the undiscounted maximum amount of potential future payments for lease residual value guarantees totaled approximately $7.2 million, which would be mitigated by the fair value of the leased assets at lease expiration.

The following table presents the location of the right-of-use assets and lease liabilities in the Company’s consolidated balance sheet as of March 28, 2026 and June 28, 2025 (in millions), as well as the weighted-average lease term and discount rate for the Company’s leases:

Leases	Consolidated Balance Sheet Location	As of March 28, 2026	As of June 28, 2025
Assets:
Operating	Operating lease right-of-use assets	$925.9	$933.8
Finance	Property, plant and equipment, net	1,767.0	1,614.7
Total lease assets		$2,692.9	$2,548.5
Liabilities:
Current
Operating	Operating lease obligations—current installments	$108.9	$104.5
Finance	Finance lease obligations—current installments	255.6	221.9
Non-current
Operating	Operating lease obligations, excluding current installments	890.2	900.7
Finance	Finance lease obligations, excluding current installments	1,504.9	1,379.9
Total lease liabilities		$2,759.6	$2,607.0

Weighted average remaining lease term
Operating leases		10.2 years	10.7 years
Finance leases		9.5 years	9.8 years
Weighted average discount rate
Operating leases		5.6%	5.6%
Finance leases		5.7%	5.7%

The following table presents the location of lease costs in the Company’s consolidated statement of operations for the periods reported (in millions):

		Three Months Ended		Nine Months Ended
Lease Cost	Statement of Operations Location	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
Finance lease cost:
Amortization of finance lease assets	Operating expenses	$62.7	$49.5	$179.3	$132.1
Interest on lease liabilities	Interest expense	25.3	16.6	72.8	43.3
Total finance lease cost		$88.0	$66.1	$252.1	$175.4
Operating lease cost	Operating expenses	41.8	43.6	128.0	129.4
Short-term lease cost	Operating expenses	11.5	13.9	40.2	39.8
Total lease cost		$141.3	$123.6	$420.3	$344.6

The following table presents the supplemental cash flow information related to leases for the periods reported (in millions):

	Nine Months Ended
	March 28, 2026	March 29, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$117.9	$117.9
Operating cash flows from finance leases	72.8	43.3
Financing cash flows from finance leases	176.2	135.4
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	69.4	174.6
Finance leases	333.6	432.6

The following table presents the future minimum lease payments under non-cancelable leases as of March 28, 2026 (in millions):

Fiscal Year	Operating Leases	Finance Leases
2026	$40.6	$89.5
2027	161.2	341.6
2028	152.4	313.1
2029	137.6	289.2
2030	124.2	261.5
Thereafter	749.1	1,117.5
Total future minimum lease payments	$1,365.1	$2,412.4
Less: Interest	366.0	651.9
Present value of future minimum lease payments	$999.1	$1,760.5

As of March 28, 2026, the Company had additional operating and finance leases that had not yet commenced, which total $5.3 million in future minimum lease payments. These leases primarily relate to fleet leases expected to commence in the fourth quarter of fiscal 2026 with lease terms of 8 years.

8. Fair Value of Financial Instruments

The carrying values of cash, accounts receivable, outstanding checks in excess of deposits, trade accounts payable, and accrued expenses approximate their fair values because of the relatively short maturities of those instruments. The derivative assets and liabilities are recorded at fair value on the balance sheet. The fair value of long-term debt, which has a carrying value of $5,118.3 million and $5,388.8 million, is $5,040.3 million and $5,399.7 million at March 28, 2026 and June 28, 2025, respectively, and is determined by reviewing current market pricing related to comparable debt issued at the time of the balance sheet date, and is considered a Level 2 measurement.

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

On July 4, 2025, Public Law No. 119-21, referred to as the One Big Beautiful Bill Act (the “Act”), was enacted into law. The Act includes changes to U.S. tax law that are applicable to the Company in fiscal 2025 and fiscal 2026, including 100% bonus depreciation on qualified property, immediate expensing of domestic research costs and modification of the business interest expense limitation. The effects of these changes are reflected in the income tax provision for the nine months ended March 28, 2026. The Company expects a beneficial cash flow impact, with no material impact to its effective tax rate, in fiscal 2026 and future periods.

The Company’s effective tax rate was 25.4% for the three months ended March 28, 2026 and 25.8% for the three months ended March 29, 2025. The Company’s effective tax rate was 25.4% for the nine months ended March 28, 2026 and 26.0% for the nine months ended March 29, 2025. The effective tax rate varies from the 21% statutory rate primarily due to state and foreign taxes, tax credits, and other permanent items. The excess tax benefit of exercised and vested stock awards is treated as a discrete item. The effective tax rate for the three months ended March 28, 2026 differed from the prior year period primarily due to an increase in tax credits net of valuation allowance established, a decrease in state and foreign taxes as a percentage of income, and a decrease in non-deductible expenses, partially offset by a decrease in deductible discrete items related to stock-based compensation. The effective tax rate for the nine months ended March 28, 2026 differed from the prior year period primarily due to an increase in tax credits net of valuation allowance established, partially offset by a decrease in deductible discrete items related to stock-based compensation and an increase in foreign taxes as a percentage of income.

As of March 28, 2026 and June 28, 2025, the Company had net deferred tax assets of $234.4 million and $227.4 million, respectively, and deferred tax liabilities of $1,160.3 million and $1,114.5 million, respectively. As of March 28, 2026 and June 28, 2025, the Company had established a valuation allowance net of federal benefit of $14.9 million and $11.8 million, respectively, against deferred tax assets related to certain tax credit carryforwards and certain net operating losses which are not likely to be realized due to limitations on utilization. The change in the deferred tax balances relates primarily to certain modifications of U.S. tax law applicable under the Act and valuation allowance established on foreign tax credit carryforwards. The Company believes that it is more likely than not that the remaining deferred tax assets will be realized.

Since the Organization for Economic Co-operation and Development (“OECD”) announced the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting in 2021, a number of countries have begun to enact legislation to implement the OECD international tax framework, including the Pillar Two minimum tax regime. Of the regions in which we operate, Canada has implemented the Pillar Two framework effective January 1, 2024. The Company was not subject to Pillar Two minimum tax regime during the first thirty-nine weeks of fiscal 2026 under the applicable safe harbor rules.

10. Commitments and Contingencies

Purchase Obligations

The Company had outstanding contracts and purchase orders of $254.5 million related to capital projects and services at March 28, 2026. Amounts due under these contracts were not included on the Company’s consolidated balance sheet as of March 28, 2026.

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

Tariffs and Trade Regulations

On February 20, 2026, the U.S. Supreme Court issued a decision invalidating tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”). Although U.S. Customs and Border Protection is developing refund procedures for tariffs previously paid under IEEPA, significant uncertainty remains regarding potential tariff refunds and replacement tariffs under other statutes. The timing and amount of any recovery are uncertain and, therefore, we are unable to estimate the financial effects of potential tariff refunds, if any, at this time.

11. Related-Party Transactions

The Company participates in, and has an equity method investment in, a purchasing alliance that was formed to obtain better pricing, to expand product options, to reduce internal costs, and to achieve greater inventory turnover. The Company’s investment in the purchasing alliance was $14.4 million as of March 28, 2026 and $13.3 million as of June 28, 2025. For the three-month periods ended March 28, 2026 and March 29, 2025, the Company recorded purchases of $719.5 million and $616.4 million, respectively, through the purchasing alliance. For the nine-month periods ended March 28, 2026 and March 29, 2025, the Company recorded purchases of $2,243.5 million and $1,803.8 million, respectively, through the purchasing alliance.

12. Earnings Per Common Share

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is calculated using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. The Company’s potential common shares include outstanding stock-based compensation awards and expected issuable shares under the employee stock purchase plan. In computing diluted earnings per common share, the average closing stock price for the period is used in determining the number of shares assumed to be purchased with the assumed proceeds under the treasury stock method. Potential common shares of 0.1 million and 0.2 million were not included in computing diluted earnings per common share for the three months ended March 28, 2026 and March 29, 2025, respectively, because the effect would have been antidilutive. No potential common shares were considered antidilutive for the nine months ended March 28, 2026, while 0.1 million potential common shares for the nine months ended March 29, 2025 were not included in computing diluted earnings per common share because the effect would have been antidilutive.

A reconciliation of the numerators and denominators for the basic and diluted earnings per common share computations is as follows:

(In millions, except per share amounts)	Three Months Ended March 28, 2026	Three Months Ended March 29, 2025	Nine Months Ended March 28, 2026	Nine Months Ended March 29, 2025
Numerator:
Net income	$41.7	$58.3	$197.0	$208.7
Denominator:
Weighted-average common shares outstanding	156.1	155.0	155.8	154.8
Dilutive effect of potential common shares	0.9	1.5	1.0	1.5
Weighted-average dilutive common shares outstanding	157.0	156.5	156.8	156.3
Basic earnings per common share	$0.27	$0.38	$1.26	$1.35
Diluted earnings per common share	$0.27	$0.37	$1.26	$1.34

13. Segment Information

Based on the Company’s organizational structure and how the Company’s management reviews operating results and makes decisions about resource allocation, the Company has three reportable segments: Foodservice, Convenience, and Specialty.

The Foodservice segment distributes a broad line of national brands, customer brands, and our proprietary-branded food and food-related products, or “Performance Brands.” Foodservice sells to independent and multi-unit chain restaurants and other institutions such as schools, healthcare facilities, business and industry locations, and retail establishments. Our chain customers are multi-unit restaurants with five or more locations and include some of the most recognizable family and casual dining restaurant chains. Our Convenience segment distributes candy, snacks, beverages, cigarettes, other tobacco products, food and foodservice related products, and other items to convenience stores across North America. Our Specialty segment specializes in distributing candy, snacks, beverages, and other items nationally to vending, office coffee service, theater, retail, hospitality, and other channels and utilizes third-party carriers to deliver direct to consumers for our supplier partners and to our customers whose order sizes are too small to be served effectively by our fleet network.

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

The Company’s chief operating decision maker (“CODM”), our Chief Executive Officer, utilizes net sales and Segment Adjusted EBITDA, which is the Company’s GAAP measure of segment profit, to evaluate each operating segment’s financial performance and make decisions about resource allocation. Segment Adjusted EBITDA is defined as net income before interest expense, interest income, income taxes, depreciation, and amortization and excludes certain items that the Company does not consider part of its segments’ core operating results, including stock-based compensation expense, changes in the last-in-first-out (“LIFO”) reserve, acquisition, integration and reorganization expenses, and gains and losses related to fuel derivatives. The CODM reviews budget-to-actual and year-over-year variances for net sales and Segment Adjusted EBITDA each month when assessing segment performance and making decisions about allocating resources to the segments.

The Company adopted ASU 2023-07, Segment Reporting - Improving Reportable Segment Disclosures (Topic 280) beginning with its Form 10-K for the fiscal year ended June 28, 2025 and applied the provisions on a retrospective basis to the fiscal 2025 periods presented in this Form 10-Q. Adoption of this standard resulted in additional disclosure of the significant expenses in the respective segments. The Company’s significant segment expenses, Segment Cost of Goods Sold and Segment Operating Expense, are significant to the segment, regularly provided to or easily computed from information regularly provided to our CODM, and included in Segment Adjusted EBITDA. Accordingly, the segment expenses presented below exclude the same items that are excluded from Segment Adjusted EBITDA.

	Reportable Segments			Reconciling Items
(In millions)	Foodservice	Convenience	Specialty	Corporate & All Other	Eliminations	Consolidated
For the three months ended March 28, 2026
Net external sales	$8,793.1	$6,241.5	$1,190.3	$65.1	$—	$16,290.0
Inter-segment sales	2.8	—	0.7	172.0	(175.5)	—
Total net sales	8,795.9	6,241.5	1,191.0	237.1	(175.5)	16,290.0

Less:
Segment cost of goods sold(1)	7,488.1	5,818.9	984.0
Segment operating expenses(2)	1,027.0	322.6	133.5
Segment other (income) expense, net(3)	(0.2)	(0.2)	—
Segment Adjusted EBITDA	281.0	100.2	73.5

Depreciation and amortization	137.7	41.1	14.4	11.8	—	205.0
Capital expenditures	51.0	7.3	3.4	11.9	—	73.6

For the three months ended March 29, 2025
Net external sales	$8,372.5	$5,739.9	$1,129.8	$64.1	$—	$15,306.3
Inter-segment sales	2.0	0.1	1.4	157.4	(160.9)	—
Total net sales	8,374.5	5,740.0	1,131.2	221.5	(160.9)	15,306.3

Less:
Segment cost of goods sold(1)	7,152.5	5,356.7	930.2
Segment operating expenses(2)	947.3	308.8	123.1
Segment other (income) expense, net(3)	(0.3)	(0.2)	—
Segment Adjusted EBITDA	275.0	74.7	77.9

Depreciation and amortization	120.5	39.2	13.4	13.8	—	186.9
Capital expenditures	100.3	14.3	9.2	5.0	—	128.8
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

	Reportable Segments			Reconciling Items
(In millions)	Foodservice	Convenience	Specialty	Corporate & All Other	Eliminations	Consolidated
For the nine months ended March 28, 2026
Net external sales	$26,734.6	$19,159.4	$3,717.6	$199.0	$—	$49,810.6
Inter-segment sales	10.1	—	2.3	528.0	(540.4)	—
Total net sales	26,744.7	19,159.4	3,719.9	727.0	(540.4)	49,810.6

Less:
Segment cost of goods sold(1)	22,816.3	17,845.9	3,041.8
Segment operating expenses(2)	3,033.1	972.0	410.4
Segment other (income) expense, net(3)	(2.2)	(1.4)	—
Segment Adjusted EBITDA	897.5	342.9	267.7

Depreciation and amortization	401.4	122.0	40.5	36.4	—	600.3
Capital expenditures	173.9	39.5	9.5	43.0	—	265.9

For the nine months ended March 29, 2025
Net external sales	$24,442.6	$18,070.8	$3,648.2	$198.4	$—	$46,360.0
Inter-segment sales	12.0	0.4	3.3	499.7	(515.4)	—
Total net sales	24,454.6	18,071.2	3,651.5	698.1	(515.4)	46,360.0

Less:
Segment cost of goods sold(1)	20,920.5	16,846.3	2,994.2
Segment operating expenses(2)	2,700.0	938.2	402.2
Segment other (income) expense, net(3)	(0.6)	(0.6)	0.1
Segment Adjusted EBITDA	834.7	287.3	255.0

Depreciation and amortization	321.5	116.8	41.1	42.9	—	522.3
Capital expenditures	266.8	29.9	20.4	15.6	—	332.7
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

	Three Months Ended		Nine Months Ended
(In millions)	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
Foodservice Adjusted EBITDA	281.0	275.0	897.5	834.7
Convenience Adjusted EBITDA	100.2	74.7	342.9	287.3
Specialty Adjusted EBITDA	73.5	77.9	267.7	255.0
Corporate & All Other	(44.1)	(42.5)	(166.2)	(157.0)
Depreciation and amortization	(205.0)	(186.9)	(600.3)	(522.3)
Interest expense	(102.9)	(96.9)	(311.8)	(263.9)
Change in LIFO reserve	(18.4)	(8.4)	(71.0)	(38.9)
Stock-based compensation expense	(12.9)	(12.6)	(38.5)	(35.6)
Gain (loss) on fuel derivatives	9.6	0.2	9.6	(0.4)
Acquisition, integration & reorganization expenses	(15.9)	(5.8)	(34.2)	(76.2)
Other adjustments (4)	(9.2)	3.8	(31.6)	(0.6)
Income before taxes	$55.9	$78.5	$264.1	$282.1
(4)
Other adjustments include amounts related to litigation-related accruals, professional fees related to the modification of debt, insurance proceeds due to hurricane and other weather-related events, gains and losses on disposals of fixed assets, franchise tax expense, favorable and unfavorable leases, foreign currency transaction gains and losses, and other adjustments permitted by our ABL Facility. Additionally, for the nine months ended March 28, 2026, Other adjustments included $20.2 million of legal and professional fees incurred in connection with shareholder activism and the clean team agreement with US Foods Holding Corp.

Total assets by reportable segment and the reconciling items for Corporate & All Other, excluding intercompany receivables between segments, are as follows:

(In millions)	As of March 28, 2026	As of June 28, 2025
Foodservice	$11,792.2	$11,271.1
Convenience	4,343.7	4,276.8
Specialty	1,469.4	1,586.9
Corporate & All Other	805.8	746.4
Total assets	$18,411.1	$17,881.2

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

Based on the Company’s organizational structure and how the Company’s management reviews operating results and makes decisions about resource allocation, the Company has three reportable segments: Foodservice, Convenience, and Specialty. Our Foodservice segment distributes a broad line of national brands, customer brands, and our proprietary-branded food and food-related products, or “Performance Brands.” Foodservice sells to independent and multi-unit chain restaurants and other institutions such as schools, healthcare facilities, business and industry locations, and retail establishments. Our chain customers are multi-unit restaurants with five or more locations and include some of the most recognizable family and casual dining restaurant chains. Our Convenience segment distributes candy, snacks, beverages, cigarettes, other tobacco products, food and foodservice related products and other items to convenience stores across North America. Our Specialty segment distributes candy, snacks, beverages, and other items nationally to vending, office coffee service, theater, retail, and other channels and utilizes third-party carriers to deliver direct to consumers for our supplier partners and to our customers whose order sizes are too small to be served effectively by our fleet network. We believe our diverse segments provide substantial opportunities for cross-segment collaboration to better serve our customers, including business development, procurement, operational best practices such as the use of new productivity technologies, and supply chain and network optimization, as well as shared corporate functions such as accounting, treasury, tax, legal, information systems, and human resources.

Key Factors Affecting Our Business

Our business, our industry and the economy are subject to a number of macroeconomic conditions triggered by developments beyond our control, which can result in reduced demand for our products. The Company and our industry may face challenges related to geopolitical dynamics and other events, which can drive economic volatility, market uncertainty, inflationary pressure, supply chain disruptions, or lower disposable incomes, negatively affecting consumer confidence and discretionary spending. We continue to actively monitor the impacts of the evolving macroeconomic and geopolitical landscape, including rapidly evolving tariff and global trade policies and recent geopolitical events (such as the military conflict in the Middle East), on all aspects of our business. Although we have seen little impact from tariffs on our results during the first nine months of fiscal 2026, rapidly evolving tariff and global trade policies and geopolitical dynamics have continued to cause uncertainty throughout the first nine months of fiscal 2026. On February 20, 2026, the U.S. Supreme Court issued a decision invalidating tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”). Although U.S. Customs and Border Protection is developing refund procedures for tariffs previously paid under IEEPA, significant uncertainty remains regarding potential tariff refunds and replacement tariffs under other statutes. The timing and amount of any recovery are uncertain and, therefore, we are unable to estimate the financial effects of potential tariff refunds, if any, at this time. The situation continues to evolve, and further legislative, regulatory, or judicial developments may affect the ultimate outcome and the availability or timing of any refunds. The scope and duration of existing and new tariffs imposed under alternate authorities and the resulting future impact on general economic conditions and our future financial position, liquidity, and results of operations likewise remains uncertain. Additionally, recent hostilities and geopolitical tensions, such as the conflict in the Middle East, have contributed to significantly higher fuel prices. To the extent increasing fuel expenses are not able to be offset by (i) fuel collar derivatives and/or (ii) diesel fuel surcharges (which are generally recognized on a one-month lag behind changes in fuel prices), prolonged high fuel prices could adversely affect our business, financial condition, or results of operations. Further, sustained macroeconomic challenges, whether due to tariffs, rising fuel prices, or otherwise, could negatively affect consumer discretionary spending decisions within our customers’ establishments, which could negatively impact our sales and profitability.

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
•
Our ability to successfully execute our segment and corporate strategies and implement our initiatives. Our performance will continue to depend on our ability to successfully execute our segment and corporate strategies and to implement our current and future initiatives. The key strategies include focusing on independent sales and Performance Brands, pursuing new customers for our three reportable segments, expansion of geographies, utilizing our infrastructure and technology to gain further operating and purchasing efficiencies, and making strategic acquisitions.

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

Adjusted EBITDA

Management measures operating performance based on our Adjusted EBITDA, defined as net income before interest expense, interest income, income and franchise taxes, and depreciation and amortization, further adjusted to exclude certain items that we do not consider part of our core operating results. Such adjustments include certain unusual, non-cash, non-recurring, cost reduction, or other adjustment items permitted in calculating covenant compliance under our ABL Facility and indentures (other than certain pro forma adjustments permitted under our ABL Facility and indentures governing the Notes due 2029, Notes due 2032, and Notes due 2034 relating to the Adjusted EBITDA contribution of acquired entities or businesses prior to the acquisition date). Under our ABL

Facility and indentures, our ability to engage in certain activities such as incurring certain additional indebtedness, making certain investments, and making restricted payments is tied to ratios based on Adjusted EBITDA (as defined in the ABL Facility and indentures). Our definition of Adjusted EBITDA may not be the same as similarly titled measures used by other companies.

Adjusted EBITDA is not a measure of operating income, operating performance, or liquidity presented in accordance with, or required by, GAAP and is subject to important limitations. We use this measure to evaluate the performance of our business on a consistent basis over time and for business planning purposes. In addition, targets based on Adjusted EBITDA are among the measures we use to evaluate our management’s performance for purposes of determining their compensation under our incentive plans. We believe that the presentation of Adjusted EBITDA is useful to investors because it is frequently used by securities analysts, investors, and other interested parties, including our lenders under the ABL Facility and holders of our Notes due 2029, Notes due 2032, and Notes due 2034 in their evaluation of the operating performance of companies in industries similar to ours.

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

Results of Operations and Adjusted EBITDA

The following table sets forth a summary of our results of operations and Adjusted EBITDA for the periods indicated:

	Three Months Ended
(In millions, except per share data)	March 28, 2026	March 29, 2025	Change	%
Net sales	$16,290.0	$15,306.3	$983.7	6.4
Cost of goods sold	14,351.2	13,483.9	867.3	6.4
Gross profit	1,938.8	1,822.4	116.4	6.4
Operating expenses	1,789.9	1,648.0	141.9	8.6
Operating profit	148.9	174.4	(25.5)	(14.6)
Other expense, net
Interest expense	102.9	96.9	6.0	6.2
Other, net	(9.9)	(1.0)	(8.9)	(890.0)
Other expense, net	93.0	95.9	(2.9)	(3.0)
Income before income taxes	55.9	78.5	(22.6)	(28.8)
Income tax expense	14.2	20.2	(6.0)	(29.7)
Net income (GAAP)	$41.7	$58.3	$(16.6)	(28.5)
Adjusted EBITDA (Non-GAAP)	$410.6	$385.1	$25.5	6.6
Weighted-average common shares outstanding:
Basic	156.1	155.0	1.1	0.7
Diluted	157.0	156.5	0.5	0.3
Earnings per common share:
Basic	$0.27	$0.38	$(0.11)	(28.9)
Diluted	$0.27	$0.37	$(0.10)	(27.0)

	Nine Months Ended
(In millions, except per share data)	March 28, 2026	March 29, 2025	Change	%
Net sales	$49,810.6	$46,360.0	$3,450.6	7.4
Cost of goods sold	43,888.8	40,945.6	2,943.2	7.2
Gross profit	5,921.8	5,414.4	507.4	9.4
Operating expenses	5,358.1	4,865.9	492.2	10.1
Operating profit	563.7	548.5	15.2	2.8
Other expense, net
Interest expense	311.8	263.9	47.9	18.2
Other, net	(12.2)	2.5	(14.7)	(588.0)
Other expense, net	299.6	266.4	33.2	12.5
Income before income taxes	264.1	282.1	(18.0)	(6.4)
Income tax expense	67.1	73.4	(6.3)	(8.6)
Net income (GAAP)	$197.0	$208.7	$(11.7)	(5.6)
Adjusted EBITDA (Non-GAAP)	$1,341.9	$1,220.0	$121.9	10.0
Weighted-average common shares outstanding:
Basic	155.8	154.8	1.0	0.6
Diluted	156.8	156.3	0.5	0.3
Earnings per common share:
Basic	$1.26	$1.35	$(0.09)	(6.7)
Diluted	$1.26	$1.34	$(0.08)	(6.0)

We believe that the most directly comparable GAAP measure to Adjusted EBITDA is net income. The following table reconciles Adjusted EBITDA to net income for the periods presented:

	Three Months Ended		Nine Months Ended
(In millions)	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
Net income (GAAP)	$41.7	$58.3	$197.0	$208.7
Interest expense	102.9	96.9	311.8	263.9
Income tax expense	14.2	20.2	67.1	73.4
Depreciation	137.0	117.6	398.7	329.1
Amortization of intangible assets	68.0	69.3	201.6	193.2
Change in LIFO reserve (1)	18.4	8.4	71.0	38.9
Stock-based compensation expense	12.9	12.6	38.5	35.6
(Gain) loss on fuel derivatives	(9.6)	(0.2)	(9.6)	0.4
Acquisition, integration & reorganization expenses (2)	15.9	5.8	34.2	76.2
Other adjustments (3)	9.2	(3.8)	31.6	0.6
Adjusted EBITDA (Non-GAAP)	$410.6	$385.1	$1,341.9	$1,220.0
(1)
Includes an increase of $20.3 million for Convenience and a decrease of $1.9 million for Foodservice in the LIFO reserve for the third quarter of fiscal 2026 compared to increases of $8.2 million for Convenience and $0.2 million for Foodservice for the third quarter of fiscal 2025. The LIFO reserve increased $71.2 million for Convenience and decreased $0.2 million for Foodservice for the first nine months of fiscal 2026 compared to increases of $37.9 million for Convenience and $1.0 million for Foodservice for the first nine months of fiscal 2025.
(2)
Includes professional fees and other costs related to in-progress, completed, and abandoned acquisitions, costs of integrating certain of our facilities, and facility closing costs.
(3)
Includes amounts related to litigation-related accruals, professional fees related to the modification of debt, insurance proceeds due to hurricane and other weather-related events, gains and losses on disposals of fixed assets, franchise tax expense, favorable and unfavorable leases, foreign currency transaction gains and losses, and other adjustments permitted by our ABL Facility. Additionally, for the nine months ended March 28, 2026, Other adjustments includes $20.2 million of legal and professional fees incurred in connection with shareholder activism and the clean team agreement with US Foods Holding Corp.

Consolidated Results of Operations

Three and nine months ended March 28, 2026 compared to the three and nine months ended March 29, 2025

Net Sales

Net sales growth is primarily a function of acquisitions, case growth, pricing, including product inflation/deflation, and a changing mix of customers, channels, and product categories sold.

Net sales increased $983.7 million, or 6.4%, from the third quarter of fiscal 2025 to the third quarter of fiscal 2026 primarily driven by an increase in cases sold, including a favorable shift in mix of cases sold, and an increase in selling price per case as a result of inflation. Net sales increased $3.5 billion, or 7.4%, for the first nine months of fiscal 2026 compared to the first nine months of fiscal 2025 primarily driven by an increase in cases sold, including a favorable shift in mix of cases sold, acquisitions, including the Cheney Brothers Acquisition, and an increase in selling price per case as a result of inflation. Total case volume increased 4.4% and 5.7% during the third quarter and first nine months of fiscal 2026, respectively, compared to the same periods of fiscal 2025. Total organic case volume increased 3.7% and 3.1% in the third quarter and first nine months of fiscal 2026, respectively, compared to the same periods of fiscal 2025. Total organic case volume benefited from an increase of 6.5% and 6.0% in organic independent cases sold during the third quarter and first nine months of fiscal 2026, respectively, including growth in Performance Brands cases and growth in cases sold to Foodservice’s chain business. The overall rate of product cost inflation was approximately 4.5% for both the third quarter and first nine months of fiscal 2026.

Gross Profit

Gross profit increased $116.4 million, or 6.4%, for the third quarter of fiscal 2026 compared to the third quarter of fiscal 2025 primarily driven by cost of goods sold optimization through procurement efficiencies, as well as a favorable shift in the mix of cases sold, including growth in the independent channel, which generates higher gross profit due to additional services provided. Gross profit increased $507.4 million, or 9.4%, for the first nine months of fiscal 2026 compared to the first nine months of fiscal 2025 primarily driven by the same drivers of the increase in gross profit for the third quarter of fiscal 2026, as well as acquisitions, including the Cheney Brothers Acquisition.

Operating Expenses

Operating expenses increased $141.9 million, or 8.6%, for the third quarter of fiscal 2026 compared to the third quarter of fiscal 2025 primarily driven by a $71.7 million increase in personnel expenses related to salaries, commissions, and benefits, a $10.1 million increase in professional fees primarily related to the issuance of debt and recent acquisitions, a $15.8 million increase in depreciation and amortization expense mainly driven by an increase in transportation equipment and facilities under finance leases, $15.3 million additional operating expenses as a result of acquisitions, a $8.3 million increase in insurance expense related to auto insurance and workers’ compensation, and a $7.8 million increase in fuel expense due to higher fuel prices and miles driven as a result of new business.

Operating expenses increased $492.2 million, or 10.1%, for the first nine months of fiscal 2026 compared to the first nine months of fiscal 2025 primarily driven by a $201.4 million increase in personnel expenses related to salaries and wages, benefits, and commissions, additional operating expenses as a result of acquisitions, including $156.4 million related to the Cheney Brothers Acquisition, a $44.9 million increase in depreciation and amortization expense mainly driven by an increase in transportation equipment and facilities under finance leases, $20.2 million in legal and professional fees incurred in connection with shareholder activism and the clean team agreement with US Foods Holding Corp., a $13.1 million increase in fuel expense due to higher fuel prices and miles driven as a result of new business, and a $10.6 million increase in insurance expense related to auto insurance and workers’ compensation.

Net Income

Net income decreased $16.6 million, or 28.5%, for the third quarter of fiscal 2026 compared to the third quarter of fiscal 2025 primarily driven by an increase in operating expenses, partially offset by increases in gross profit and other income due to unrealized gains on fuel collars. Net income decreased $11.7 million, or 5.6%, for the first nine months of fiscal 2026 compared to the first nine months of fiscal 2025 primarily driven by increases in operating expenses and interest expense, partially offset by increases in gross profit and other income due to unrealized gains on fuel collars. The increase in interest expense for the first nine months of fiscal 2026 was primarily the result of an increase in the average borrowings, including finance lease obligations, during the first nine months of fiscal 2026 compared to the prior year period.

The Company reported income tax expense of $14.2 million and $67.1 million for the third quarter and first nine months of fiscal 2026, respectively, compared to income tax expense of $20.2 million and $73.4 million for the third quarter and first nine months of fiscal 2025, respectively. Our effective tax rate for both the third quarter and first nine months of fiscal 2026 was 25.4% compared to 25.8% and 26.0% for the third quarter and first nine months of fiscal 2025, respectively. The effective tax rate for the three months ended March 28, 2026 differed from the prior year period primarily due to an increase in tax credits net of valuation allowance established, a decrease in state and foreign taxes as a percentage of income, and a decrease in non-deductible expenses, partially offset by a decrease in deductible discrete items related to stock-based compensation. The effective tax rate for the nine months ended March 28, 2026 differed from the prior year period primarily due to an increase in tax credits net of valuation allowance established, partially offset by a decrease in deductible discrete items related to stock-based compensation and an increase in foreign taxes as a percentage of income.

Segment Results

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

The following tables set forth net sales and Segment Adjusted EBITDA by reportable segment and the reconciling items for Corporate & All Other and eliminations for the periods indicated (dollars in millions):

Net Sales

	Three Months Ended
	March 28, 2026	March 29, 2025	Change	%
Foodservice	$8,795.9	$8,374.5	$421.4	5.0
Convenience	6,241.5	5,740.0	501.5	8.7
Specialty	1,191.0	1,131.2	59.8	5.3
Total segments	$16,228.4	$15,245.7	$982.7	6.4
Corporate & All Other	237.1	221.5	15.6	7.0
Intersegment eliminations	(175.5)	(160.9)	(14.6)	(9.1)
Total net sales	$16,290.0	$15,306.3	$983.7	6.4

	Nine Months Ended
	March 28, 2026	March 29, 2025	Change	%
Foodservice	$26,744.7	$24,454.6	$2,290.1	9.4
Convenience	19,159.4	18,071.2	1,088.2	6.0
Specialty	3,719.9	3,651.5	68.4	1.9
Total segments	$49,624.0	$46,177.3	$3,446.7	7.5
Corporate & All Other	727.0	698.1	28.9	4.1
Intersegment eliminations	(540.4)	(515.4)	(25.0)	(4.9)
Total net sales	$49,810.6	$46,360.0	$3,450.6	7.4

Segment Adjusted EBITDA

	Three Months Ended
	March 28, 2026	March 29, 2025	Change	%
Foodservice	$281.0	$275.0	$6.0	2.2
Convenience	100.2	74.7	25.5	34.1
Specialty	73.5	77.9	(4.4)	(5.6)
Total segments	$454.7	$427.6	$27.1	6.3
Corporate & All Other	(44.1)	(42.5)	(1.6)	(3.8)
Total Adjusted EBITDA	$410.6	$385.1	$25.5	6.6

	Nine Months Ended
	March 28, 2026	March 29, 2025	Change	%
Foodservice	$897.5	$834.7	$62.8	7.5
Convenience	342.9	287.3	55.6	19.4
Specialty	267.7	255.0	12.7	5.0
Total segments	$1,508.1	$1,377.0	$131.1	9.5
Corporate & All Other	(166.2)	(157.0)	(9.2)	(5.9)
Total Adjusted EBITDA	$1,341.9	$1,220.0	$121.9	10.0

Segment Results—Foodservice

Three and nine months ended March 28, 2026, compared to the three and nine months ended March 29, 2025

Net Sales

Net sales for Foodservice increased $421.4 million, or 5.0%, from the third quarter of fiscal 2025 to the third quarter of fiscal 2026 driven primarily by organic case volume growth, including growth in our independent and chain business, an increase in selling price per case as a result of inflation, and recent acquisitions. Net sales for Foodservice increased $2.3 billion, or 9.4%, from the first nine months of fiscal 2025 to the first nine months of fiscal 2026 driven primarily by acquisitions, including the Cheney Brothers Acquisition, in addition to organic case volume growth and an increase in selling price per case as a result of inflation. Cheney Brothers contributed $2.8 billion in net sales for the first nine months of fiscal 2026 compared to $1.8 billion for the first nine months of fiscal 2025. Total case growth for Foodservice was 3.9% in the third quarter of fiscal 2026 and 7.5% in the first nine months of fiscal 2026, compared to the prior year periods. Total independent case growth was 7.3% and 11.1% for the third quarter and first nine months of fiscal 2026, respectively, compared to the prior year periods. Securing new, and expanding business with, independent customers resulted in organic independent case growth of 6.5% and 6.0% in the third quarter and first nine months of fiscal 2026, respectively, compared to the prior year periods. For the third quarter and first nine months of fiscal 2026, independent sales as a percentage of total Foodservice sales were 41.5% and 41.8%, respectively.

Segment Adjusted EBITDA

Adjusted EBITDA for Foodservice increased $6.0 million, or 2.2%, from the third quarter of fiscal 2025 to the third quarter of fiscal 2026. This increase was the result of an increase in gross profit, partially offset by an increase in operating expenses. Gross profit contributing to Foodservice’s Adjusted EBITDA increased $85.8 million, or 7.0%, in the third quarter of fiscal 2026 compared to the prior year period primarily driven by growth in cases sold, a favorable shift in the mix of cases sold, including more Performance Brands products sold to our independent customers, and recent acquisitions. Operating expenses impacting Foodservice’s Adjusted EBITDA increased $79.7 million, or 8.4%, from the third quarter of fiscal 2025 to the third quarter of fiscal 2026. Operating expenses increased compared to the prior year period primarily as a result of a $54.5 million increase in personnel expenses related to salaries, benefits, and commissions, $10.3 million additional operating expenses as a result of recent acquisitions, a $6.8 million increase in insurance expense related to auto insurance and workers’ compensation, and a $5.5 million increase in fuel expense due to higher fuel prices and miles driven as a result of new business.

Adjusted EBITDA for Foodservice increased $62.8 million, or 7.5%, from the first nine months of fiscal 2025 to the first nine months of fiscal 2026. This increase was the result of an increase in gross profit, partially offset by an increase in operating expenses. Gross profit contributing to Foodservice’s Adjusted EBITDA increased $394.3 million, or 11.2%, in the first nine months of fiscal 2026, primarily due to acquisitions, including the Cheney Brothers Acquisition, growth in cases sold, and a favorable shift in mix of cases sold, including more Performance Brands products sold to our independent customers. The Cheney Brothers Acquisition contributed an additional $142.8 million of gross profit impacting Adjusted EBITDA for the first nine months of fiscal 2026. Operating expenses impacting Foodservice’s Adjusted EBITDA increased $333.1 million, or 12.3%, from the first nine months of fiscal 2025 to the first nine months of fiscal 2026 primarily as a result of a $148.7 million increase in personnel expenses related to salaries, benefits, and commissions, additional operating expenses as a result of acquisitions, including $123.5 million related to the

Cheney Brothers Acquisition, a $22.0 million increase in insurance expense related to auto insurance and workers’ compensation, and a $10.4 million increase in fuel expense due to higher fuel prices and miles driven as a result of new business.

Depreciation and amortization of intangible assets recorded in this segment increased from $120.5 million in the third quarter of fiscal 2025 to $137.7 million in the third quarter of fiscal 2026 primarily due to an increase in transportation equipment and facilities under finance leases. Additionally, Foodservice depreciation and amortization of intangible assets increased from $321.5 million in the first nine months of fiscal 2025 to $401.4 million in the first nine months of fiscal 2026 primarily as a result of the Cheney Brothers Acquisition and an increase in transportation equipment and facilities under finance leases. The Cheney Brothers Acquisition contributed an additional $29.7 million in depreciation and amortization for the first nine months of fiscal 2026 compared to the prior year period.

Segment Results—Convenience

Three and nine months ended March 28, 2026, compared to the three and nine months ended March 29, 2025

Net Sales

Net sales for Convenience increased $501.5 million, or 8.7%, from the third quarter of fiscal 2025 to the third quarter of fiscal 2026 and increased $1,088.2 million, or 6.0%, from the first nine months of fiscal 2025 to the first nine months of fiscal 2026 driven primarily by case volume growth due to the addition of new chain customers and an acquisition completed in the fourth quarter of fiscal 2025 and inflation in selling price per case, partially offset by a revenue mix shift due to the decline in cigarette case volume. Total Convenience cases sold increased 8.8% and 5.2% for the third quarter and first nine months of fiscal 2026, respectively, compared to the prior year periods. Securing new chain customers resulted in an organic increase of 8.3% and 4.7% in Convenience cases sold for the third quarter and first nine months of fiscal 2026, respectively, compared to the prior year periods.

Segment Adjusted EBITDA

Adjusted EBITDA for Convenience increased $25.5 million, or 34.1%, from the third quarter of fiscal 2025 to the third quarter of fiscal 2026. This increase was a result of an increase in gross profit, partially offset by an increase in operating expenses. Gross profit contributing to Convenience’s Adjusted EBITDA increased $39.3 million, or 10.3%, for the third quarter of fiscal 2026 compared to the prior year period primarily due to pricing improvements from procurement efficiencies, inventory holding gains, an increase in cases sold, and income earned from manufacturers for distribution and related services. Operating expenses impacting Convenience’s Adjusted EBITDA increased $13.8 million, or 4.5%, from the third quarter of fiscal 2025 to the third quarter of fiscal 2026 primarily as a result of a $11.7 million increase in personnel expenses related to salaries and benefits to support case volume growth from the addition of new chain customers and $2.5 million additional operating expenses as a result of an acquisition completed in the fourth quarter of fiscal 2025.

Adjusted EBITDA for Convenience increased $55.6 million, or 19.4%, from the first nine months of fiscal 2025 to the first nine months of fiscal 2026. This increase was a result of an increase in gross profit, partially offset by an increase in operating expenses. Gross profit contributing to Convenience’s Adjusted EBITDA increased $88.6 million, or 7.2%, for the first nine months of fiscal 2026 compared to the prior year period primarily due to inventory holding gains, an increase in cases sold, pricing improvements from procurement efficiencies, and income earned from manufacturers for distribution and related services. Operating expenses impacting Convenience’s Adjusted EBITDA increased $33.8 million, or 3.6%, from the first nine months of fiscal 2025 to the first nine months of fiscal 2026 primarily as a result of a $19.9 million increase in personnel expenses related to salaries and benefits to support case volume growth from the addition of new chain customers and $7.4 million additional operating expenses as a result of an acquisition completed in the fourth quarter of fiscal 2025.

Depreciation and amortization of intangible assets recorded in this segment increased from $39.2 million in the third quarter of fiscal 2025 to $41.1 million in the third quarter of fiscal 2026 and increased from $116.8 million in the first nine months of fiscal 2025 to $122.0 million in the first nine months of fiscal 2026.

Segment Results—Specialty

Three and nine months ended March 28, 2026, compared to the three and nine months ended March 29, 2025

Net Sales

Net sales for Specialty increased $59.8 million, or 5.3%, from the third quarter of fiscal 2025 to the third quarter of fiscal 2026, primarily driven by an increase in selling price per case due to inflation as well as changes in channel mix, with growth in the vending, campus, travel stores, and concessions channels, partially offset by a decline in sales in the value stores and office supply channels. Net sales for Specialty increased $68.4 million, or 1.9%, from the first nine months of fiscal 2025 to the first nine months of fiscal 2026, primarily driven by an increase in selling price per case due to inflation as well as changes in channel mix, with growth in the vending, retail, office coffee service, and campus channels, partially offset by a decline in sales in the theater channel. Specialty cases sold for the third quarter of fiscal 2026 increased 1.1% compared to the prior year period due to growth in the vending, campus, travel stores, and concessions channels, partially offset by declines in the value stores and office supply channels. Specialty cases sold for the first nine months of fiscal 2026 decreased 1.0% compared to the prior year period due to declines in the theater and value stores channels, partially offset by growth in the vending, retail, campus, and office coffee service channels.

Segment Adjusted EBITDA

Adjusted EBITDA for Specialty decreased $4.4 million, or 5.6%, from the third quarter of fiscal 2025 to the third quarter of fiscal 2026. This decrease was a result of an increase in operating expenses, partially offset by an increase in gross profit. Gross profit contributing to Specialty’s Adjusted EBITDA increased $6.0 million, or 3.0%, for the third quarter of fiscal 2026 primarily driven by pricing improvements from procurement efficiencies and a favorable shift in channel mix, partially offset by a decrease in inventory holding gains. Operating expenses impacting Specialty’s Adjusted EBITDA increased $10.4 million, or 8.4%, from the third quarter of fiscal 2025 to the third quarter of fiscal 2026 primarily due to a $6.9 million increase in personnel expenses related to wages and benefits and a $2.7 million increase in outbound freight expense.

Adjusted EBITDA for Specialty increased $12.7 million, or 5.0%, from the first nine months of fiscal 2025 to the first nine months of fiscal 2026 as a result of an increase in gross profit, partially offset by an increase in operating expenses. Gross profit contributing to Specialty’s Adjusted EBITDA increased $20.8 million, or 3.2%, for the first nine months of fiscal 2026 compared to the prior year period primarily driven by pricing improvements from procurement efficiencies and a shift in channel mix, partially offset by inventory holding gains. Operating expenses impacting Specialty’s Adjusted EBITDA increased $8.2 million, or 2.0%, from the first nine months of fiscal 2025 to the first nine months of fiscal 2026 primarily due to a $6.8 million increase in personnel expenses related to wages and benefits and a $4.3 million increase in outbound freight expense.

Depreciation and amortization of intangible assets recorded in this segment increased from $13.4 million in the third quarter of fiscal 2025 to $14.4 million in the third quarter of fiscal 2026 and decreased from $41.1 million in the first nine months of fiscal 2025 to $40.5 million in the first nine months of fiscal 2026.

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

We are exposed to interest rate risk related to changes in interest rates for borrowings under our ABL Facility. To add stability to interest expense and manage our exposure to interest rate movements, we enter into interest rate swap agreements. These swaps are designated as cash flow hedges and involve the receipt of variable-rate amounts from a counterparty in exchange for making fixed-rate payments. As of March 28, 2026, $150.0 million of the outstanding ABL Facility balance is hedged under interest rate swaps which results in 72% of our total debt outstanding, including finance lease obligations, being fixed-rate debt.

On May 27, 2025, the Board of Directors authorized a new share repurchase program for up to $500 million of the Company’s outstanding common stock. This authorization replaces the previously authorized $300 million share repurchase program. The new share repurchase program has an expiration date of May 27, 2029. Repurchases of the Company’s outstanding common stock will be made in accordance with applicable securities laws and may be made at management’s discretion from time to time in the open market, through privately negotiated transactions or otherwise, including pursuant to Rule 10b5-1 trading plans. The share repurchase program may be amended, suspended or discontinued at any time at the Board’s discretion, and does not commit the Company to repurchase any specified number of shares of its common stock. The actual timing, number and value of the shares to be purchased under the program will be determined by the Company at its discretion and will depend on a number of factors, including the performance of the Company’s stock price, general market and other conditions, applicable legal requirements and compliance with the terms of the Company’s outstanding indebtedness. During the three and nine months ended March 28, 2026, the Company repurchased and subsequently retired less than 0.1 million shares of common stock, for a total of $1.2 million or an average cost of $83.11 per share. As of March 28, 2026, $498.8 million remained available for share repurchases.

Under the previous share repurchase program, during the three months ended March 29, 2025, the Company repurchased and subsequently retired 0.2 million shares of common stock, for a total of $10.6 million or an average cost of $76.82 per share. During the nine months ended March 29, 2025, the Company repurchased and subsequently retired 0.6 million shares of common stock, for a total of $44.2 million or an average cost of $75.57 per share.

Our contractual cash requirements over the next 12 months and beyond relate to our long-term debt and associated interest payments, operating and finance leases, and purchase obligations. For information regarding the Company’s expected cash requirements related to long-term debt and operating and finance leases, see Note 6. Debt and Note 7. Leases, respectively, of the consolidated financial statements in this Form 10-Q. As of March 28, 2026, the Company had total purchase obligations of $254.5 million, which includes agreements for purchases related to capital projects and services in the normal course of business, for which all significant terms have been confirmed, as well as a minimum amount due for various Company meetings and conferences. Purchase obligations also include amounts committed to various capital projects in process or scheduled to be completed in the coming fiscal years. As of March 28, 2026, the Company had commitments of $114.8 million for capital projects related to warehouse expansion and improvements and warehouse equipment. The Company anticipates using cash flows from operations or borrowings under the ABL Facility to fulfill these commitments. Amounts due under these agreements were not included in the Company’s consolidated balance sheet as of March 28, 2026.

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

We believe that our cash flows from operations and available borrowing capacity will be sufficient both to meet our anticipated cash requirements over at least the next 12 months and to maintain sufficient liquidity for normal operating purposes and to fund capital expenditures.

As of March 28, 2026, our cash balance totaled $56.1 million, including restricted cash of $10.2 million, as compared to a cash balance totaling $86.7 million, including restricted cash of $8.2 million, as of June 28, 2025.

Operating Activities

Nine months ended March 28, 2026, compared to the nine months ended March 29, 2025

During the first nine months of fiscal 2026 and fiscal 2025, our operating activities provided cash flow of $1,071.9 million and $827.1 million, respectively. The increase in cash flow provided by operating activities in the first nine months of fiscal 2026 compared to the first nine months of fiscal 2025 was largely driven by higher cash-based operating income, improvements in working capital, and income tax refunds of $51.0 million received during the first nine months of fiscal 2026, partially offset by advanced purchases of inventory to take advantage of preferred pricing.

Investing Activities

Nine months ended March 28, 2026, compared to the nine months ended March 29, 2025

Cash used in investing activities totaled $656.9 million in the first nine months of fiscal 2026 compared to $2,875.1 million in the first nine months of fiscal 2025. These investments consisted of cash paid for acquisitions of $384.2 million in the first nine months of fiscal 2026 compared to $2,552.9 million in the first nine months of fiscal 2025, along with capital purchases of property, plant, and equipment of $265.9 million and $332.7 million for the first nine months of fiscal 2026 and the first nine months of fiscal 2025, respectively. For the first nine months of both fiscal 2026 and fiscal 2025, purchases of property, plant, and equipment primarily consisted of outlays for warehouse improvements and expansion, warehouse equipment, transportation equipment, and information technology. The following table presents the capital purchases of property, plant, and equipment by segment:

	Nine Months Ended
(In millions)	March 28, 2026	March 29, 2025
Foodservice	$173.9	$266.8
Convenience	39.5	29.9
Specialty	9.5	20.4
Corporate & All Other	43.0	15.6
Total capital purchases of property, plant and equipment	$265.9	$332.7

Financing Activities

Nine months ended March 28, 2026, compared to the nine months ended March 29, 2025

During the first nine months of fiscal 2026, our financing activities used cash flow of $445.6 million, which consisted primarily of the repayment of the $1.1 billion aggregate principal amount of the 5.500% Senior Notes due 2027, $271.5 million in net repayments under our ABL Facility, and $176.2 million in payments under finance lease obligations, partially offset by $1.1 billion in cash received from the issuance and sale of the Notes due 2034.

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

The Company’s financing arrangements as of March 28, 2026 are described in Note 6. Debt of the consolidated financial statements within this Form 10-Q. As of March 28, 2026, the Company was in compliance with all of the covenants under the ABL Facility and the indentures governing the Notes due 2029, Notes due 2032, and the Notes due 2034.

Total Assets by Segment

Total assets by segment discussed below exclude intercompany receivables between segments.

Total assets for Foodservice increased $946.5 million from $10,845.7 million as of March 29, 2025 to $11,792.2 million as of March 28, 2026, primarily due to warehouse expansion and improvement projects and recent acquisitions within the segment. Total assets for Foodservice increased $521.1 million from $11,271.1 million as of June 28, 2025 to $11,792.2 million as of March 28, 2026, primarily due to recent acquisitions within the segment.

Total assets for Convenience increased $257.2 million from $4,086.5 million as of March 29, 2025 to $4,343.7 million as of March 28, 2026. During this time period, the segment increased its inventory due to advanced purchases to take advantage of preferred pricing and increased its property, plant and equipment through additional transportation equipment leases and a warehouse under finance lease. Additionally, the Convenience segment’s accounts receivable balance increased compared to the prior year period. These increases were partially offset by decreases in intangible assets due to normal amortization and right-of-use assets. Total assets for Convenience increased $66.9 million from $4,276.8 million as of June 28, 2025 to $4,343.7 million as of March 28, 2026. During this time period, the segment increased its inventory due to advanced purchases to take advantage of preferred pricing and increased its property, plant and equipment through additional transportation equipment leases and a warehouse under finance lease. These increases were partially offset by decreases in intangible assets due to normal amortization, cash, and accounts receivable.

Total assets for Specialty increased $24.6 million from $1,444.8 million as of March 29, 2025 to $1,469.4 million as of March 28, 2026. During this time period, this segment increased its accounts receivable and inventory, partially offset by decreases in right-of-use assets, property, plant, and equipment due to normal depreciation, and intangible assets due to normal amortization. Total assets for Specialty decreased $117.5 million from $1,586.9 million as of June 28, 2025 to $1,469.4 million as of March 28, 2026 primarily due to decreases in inventory due to sales in the normal course of business, property, plant, and equipment due to normal depreciation, accounts receivable, right-of-use assets, and intangibles assets due to normal amortization.

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

Interest Rate Risk

There have been no material changes to our interest rate risk since June 28, 2025. For further discussion on our exposure to interest rate risk, see Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk in the Form 10-K.

Fuel Price Risk

We seek to minimize the effect of higher diesel fuel costs both by reducing fuel usage and by taking action to offset higher fuel prices. We reduce usage by designing more efficient truck routes and by increasing miles per gallon through on-board computers that monitor and adjust idling time and maximum speeds and through other technologies. We seek to manage fuel prices through diesel fuel surcharges to our customers (which are generally recognized on a one-month lag behind changes in fuel prices) and through the use of costless collars or swap arrangements.

As of March 28, 2026, we had collars in place for approximately 32% of the gallons we expect to use in the fourth quarter of fiscal 2026 and approximately 13% of the gallons we expect to use in the twelve months following March 28, 2026. Any changes in fair value are recorded in the period of the change as unrealized gains or losses on fuel hedging instruments within other, net on the consolidated statements of operations. A hypothetical 10% increase or decrease in expected diesel fuel prices would result in an immaterial gain or loss for these derivative instruments. As a result of the significant increase in fuel prices during our fiscal third quarter, the Company recognized a gain of $9.6 million related to changes in the fair value of fuel collars.

Our fuel purchases occur at market prices. Using published market price projections for diesel and estimates of fuel consumption expected over the next twelve months, a 10% hypothetical increase in diesel prices from the market price would result in a potential increase of approximately $31.3 million in annual fuel costs within operating expenses, which would be partially offset by fuel surcharges passed through to our customers, generally on a one-month lag.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) under the Exchange Act), that occurred during the fiscal quarter ended March 28, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information relating to our purchases of the Company’s common stock during the third quarter of fiscal 2026.

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan (In millions)(2)
December 28, 2025—January 24, 2026	1,720	$90.10	—	$500.0
January 25, 2026—February 21, 2026	185	$97.38	—	$500.0
February 22, 2026—March 28, 2026	15,237	$83.58	14,459	$498.8
Total	17,142	$84.38	14,459
(1)
During the third quarter of fiscal 2026, the Company repurchased 2,683 shares of the Company’s common stock via share withholding for payroll tax obligations due from employees in connection with the delivery of shares of the Company’s common stock under our incentive plans.
(2)
On May 27, 2025, the Board of Directors authorized a share repurchase program for up to $500 million of the Company’s outstanding common stock. This authorization replaces the previously authorized $300 million share repurchase program. The new share repurchase program has an expiration date of May 27, 2029 and may be amended, suspended, or discontinued at any time at the Board’s discretion, subject to compliance with applicable laws. Repurchases under this program depend upon marketplace conditions and other factors, including compliance with the covenants under the ABL Facility and the indentures governing the Notes due 2029, Notes due 2032, and Notes due 2034. As of March 28, 2026, $498.8 million remained available for share repurchases.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

The table below shows the plans or other arrangements adopted or terminated during the three months ended March 28, 2026, providing for the purchase and/or sale of Performance Food Group securities by the Company’s directors and Section 16 officers:

Name	Title	Action	Date	Rule 10b5-1 (1)	Non-Rule 10b5-1 (2)	Number of Securities Covered	Expiration Date (3)
H. Patrick Hatcher	Executive Vice President, Chief Financial Officer	Adopt	February 10, 2026	X		6,000 shares of common stock to be sold	February 28, 2027
George L. Holm	Executive Chair	Adopt	February 19, 2026	X		194,131 shares of common stock to be sold (to be acquired upon the exercise of employee stock options)	August 9, 2026
Donald S. Bulmer	Executive Vice President and Chief Information Officer	Adopt	February 20, 2026	X		100% net shares of common stock (not yet determinable) resulting from the vesting of certain equity awards (net shares are net of tax withholding) to be sold	February 20, 2027
A. Brent King	Executive Vice President, General Counsel and Secretary	Adopt	February 20, 2026	X		18,592 shares of common stock and 100% net shares (not yet determinable) resulting from the vesting of certain equity awards (net shares are net of tax withholding) to be sold	March 31, 2027
Erika T. Davis	Executive Vice President, Chief Human Resources Officer	Adopt	February 24, 2026	X		6,095 shares of common stock and 100% net shares (not yet determinable) resulting from the vesting of certain equity awards (net shares are net of tax withholding) to be sold	May 31, 2027
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

4.1

Indenture, dated as of February 19, 2026, among Performance Food Group, Inc., PFGC, Inc., the other guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee, transfer agent, registrar and paying agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-37578) filed with the Securities and Exchange Commission on February 19, 2026).

4.2

Form of 5.625% Senior Notes due 2034 (included in Exhibit 4.1 and incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-37578) filed with the Securities and Exchange Commission on February 19, 2026).

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

PERFORMANCE FOOD GROUP COMPANY (Registrant)

Date: May 6, 2026	By:	/s/ H. Patrick Hatcher
	Name:	H. Patrick Hatcher
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)