Form 10-K
period 2026-06-27
Performance Food Group Co
filed 2026-08-12
CIK 1618673

s

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 27, 2026

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At December 26, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of common stock held by non-affiliates was $11,771,720,185 (based on the closing sale price of common stock on such date on the New York Stock Exchange).

157,533,032 shares of the registrant’s common stock were outstanding as of August 5, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Schedule 14A relating to the Registrant’s Annual Meeting of Stockholders, to be held on or about November 18, 2026, are incorporated by reference in response to Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K. The definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the Registrant’s fiscal year ended June 27, 2026.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K (this “Form 10-K”) may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. All statements, other than statements of historical facts included in this Form 10-K, including statements concerning our plans, objectives, goals, beliefs, business strategies, future events, business conditions, our results of operations, financial position, our business outlook, business trends, and other information, are forward-looking statements. Words such as “estimates,” “expects,” “contemplates,” “will,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts,” “may,” “should” and variations of such words or similar expressions are intended to identify forward-looking statements. The forward-looking statements are not historical facts, and are based upon our current expectations, beliefs, estimates and projections, and various assumptions, many of which, by their nature, are inherently uncertain and beyond our control. Our expectations, beliefs, estimates and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs, estimates, and projections will result or be achieved, and actual results may vary materially from what is expressed in or indicated by the forward-looking statements.

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
•
our reliance on technology and risks associated with disruption or delay in implementation of new technology, including artificial intelligence (“AI”), and the integration of AI into our processes;
•
economic factors, including inflation or other adverse changes such as a downturn in economic conditions, geopolitical events, tariff increases or modifications, or a public health crisis, negatively affecting consumer confidence and discretionary spending;
•
our growth and innovation strategy may not achieve the anticipated results;
•
competition in our industry is intense, and we may not be able to compete successfully or adjust our cost structure where one or more of our competitors successfully implement lower costs;
•
we do not have long-term contracts with certain customers;
•
group purchasing organizations may become more active in our industry and increase their efforts to add our customers as members of these organizations;
•
our reliance on third-party suppliers;
•
we operate in a low margin industry, which could increase the volatility of our results of operations;
•
our inability to increase our sales in the highest margin portion of our business;
•
changes in pricing practices of our suppliers;
•
our profitability is directly affected by cost inflation and deflation, commodity volatility and other factors;
•
volatility of fuel and other transportation costs;
•
risks relating to acquisitions, such as the risk that we are not able to realize the benefits of acquisitions or successfully integrate the businesses we acquire or that we incur significant integration costs;
•
changes in eating habits of consumers;
•
a portion of our sales volume is dependent upon the distribution of cigarettes and other tobacco products, sales of which are generally declining;
•
labor relations and cost risks and availability of qualified labor;
•
extreme weather conditions, including hurricane, flood, tornado, blizzard, earthquake, fire, and natural disaster damage and extreme heat or cold;
•
negative media exposure and other events that damage our reputation;

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
•
impact of uncollectibility of accounts receivable;
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

PART I

Item 1. Business

Performance Food Group Company, through its subsidiaries, markets and distributes more than 300,000 food and food-related products to customers across North America, from our over 150 distribution centers to over 350,000 customer locations in the food-away-from-home industry. Our over 44,000 employees serve a diverse mix of customers, from independent and chain restaurants to schools, business and industry locations, vending distributors, office coffee service distributors, retailers, convenience stores, and theaters. We source our products from various suppliers and serve as an important partner to our suppliers by providing them access to our broad customer base. In addition to the products we offer to our customers, we provide value-added services by allowing our customers to benefit from our industry knowledge, scale, and expertise in the areas of product selection and procurement, menu development, and operational strategy.

The Company had no customers that comprised more than 10% of consolidated net sales for fiscal 2026, fiscal 2025, or fiscal 2024.

Our Segments

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

Foodservice. Foodservice offers a broadline assortment of products, including custom-cut meat and seafood, as well as products that are specific to our customers’ menu requirements. In addition to the products we offer, Foodservice provides value-added services, including product selection and procurement, menu development, and operational strategies. Foodservice operates a network of 90 distribution centers, each of which is run by a business team who understands the local markets and the particular needs of its customers and who is empowered to make decisions on how best to serve them.

The Foodservice segment markets and distributes food and food-related products to independent restaurants, chain restaurants, and other institutional food-away-from-home locations. Independent customers include family dining, bar and grill, pizza and Italian, Hispanic, and fast casual restaurants. We seek to increase the mix of our total sales to independent customers because they typically use more value-added services, particularly in the areas of product selection and procurement, market trends, menu development, and operational strategy and also use more of our proprietary-branded products (“Performance Brands”), which are our higher margin products. As a result, independent customers generate higher gross profit per case that more than offsets the generally higher supply chain costs that we incur in serving these customers. Chain customers are multi-unit restaurants with five or more locations and include fine dining, family and casual dining, fast casual, and quick-serve restaurants, as well as other institutions such as schools, healthcare facilities, business and industry locations, and retail establishments. Our Foodservice segment’s chain customers include regional businesses requiring short-haul routes as well as national businesses requiring long-haul routes, including many of the most recognizable family and casual dining restaurant chains. Sales to chain customers are typically lower gross margin but have larger deliveries than those to independent customers.

We offer our customers products ranging from “center-of-the-plate” items (such as beef, pork, poultry, and seafood), frozen foods, refrigerated products, and dry groceries to disposables, cleaning and kitchen supplies, and related products. Our products consist of Performance Brands, as well as nationally branded products and products bearing our customers’ brands. Our Performance Brands typically generate higher gross profit per case than other brands. Nationally branded products are attractive to chain, independent, and other customers seeking recognized national brands in their operations and complement sales of our Performance Brand products. Some of our chain customers, particularly those with national distribution, develop exclusive stock keeping units (“SKU”) specifications directly with suppliers and brand these SKUs. We purchase these SKUs directly from suppliers and receive them into our distribution centers, where they are mixed with other SKUs and delivered to the chain customers’ locations.

Convenience. The Convenience segment is one of the largest wholesale consumer products and foodservice distributors in the convenience retail industry. Convenience offers a full range of products, marketing programs and technology solutions to customer locations including traditional convenience stores, drug stores, mass merchants, grocery stores, liquor stores and other specialty and small format stores that carry convenience products in the United States and Canada. Convenience’s product offering includes cigarettes and alternative nicotine products, candy, snacks, food, including fresh products, groceries, dairy, bread, beverages, general merchandise and health and beauty care products. Convenience operates a network of 38 distribution centers and six redistribution centers in the U.S. and Canada, excluding two distribution facilities it operates as a third-party logistics provider. There are 34 distribution centers located in the U.S. and four located in Canada.

Specialty. Specialty is a leading national distributor of candy, snacks, and beverages as well as fresh and frozen perishable foods and other non-food items operating a network of 26 Specialty distribution centers.

Specialty has successfully built upon our national network to broaden the channels we serve. Specialty distribution centers deliver to vending and office coffee service distributors as well as direct to customer locations, including retailers, entertainment venues, and theaters. Specialty’s scale in the channels we serve enhances our ability to procure a broad variety of products for our customers. Specialty’s distribution model also provides small parcel “pick and pack” capabilities, including fulfillment of ambient, frozen, fresh and temperature sensitive items, utilizing third-party carriers to deliver direct to consumers for our supplier partners and direct to our customers whose order sizes are too small to be served effectively by our fleet network. We believe these capabilities, in conjunction with the diversity of our inventory, are differentiating and allow us to serve many distinct customer types and provide distribution options to our customers.

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

If contracts are based on a fixed markup per unit or pound, our customers bear the risk of cost fluctuations during the contract life. In the case of a fixed markup percentage, we typically bear the risk of cost deflation or the benefit of cost inflation. If pricing is set at the time of order, we have the current cost of goods in our inventory and typically pass cost increases or decreases to our customers. We generally do not lock in or otherwise hedge commodity costs or other costs of goods sold except within certain customer contracts based on a fixed markup per unit or pound where the customer bears the risk of cost fluctuation. We believe that our pricing mechanisms provide us with significant insulation from fluctuations in the cost of goods that we sell. Our inventory turns, on average, every three to four weeks, which further protects us from cost fluctuations.

Our fuel purchases are subject to fluctuations in market prices. We seek to minimize the effect of higher diesel fuel costs both by reducing fuel usage and by taking action to offset higher fuel prices. We reduce usage by designing more efficient truck routes and by increasing miles per gallon through on-board computers that monitor and adjust idling time and maximum speeds and through other technologies. We seek to manage fuel prices through diesel fuel surcharges to our customers (which are generally recognized on a one-month lag following changes in fuel prices) and through the use of costless collars or swaps. As of June 27, 2026, we had collars in place for approximately 5% of the gallons we expect to use over the twelve months following June 27, 2026. Additionally, subsequent to June 27, 2026, the Company entered into a swap for an additional 15% of the gallons we expect to use over the twelve months following June 27, 2026.

Competition

The food-away-from-home industry is highly competitive, with numerous national, regional, local, and specialty distributors. Certain of our competitors may have greater scale and greater financial and other resources than we do in certain markets. Smaller distributors often align themselves with other smaller distributors through purchasing cooperatives and marketing groups to enhance their geographic reach, private label offerings, overall purchasing power, cost efficiencies, and to assemble delivery networks for national or multi-regional distribution. We often do not have exclusive service agreements with our customers, and our customers may switch to other distributors if those distributors can offer lower prices, differentiated products, or customer service that is perceived to be superior. We believe that most purchasing decisions in the foodservice business are based on the quality and price of the product and a distributor’s ability to fill orders completely and accurately and to provide timely deliveries.

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

Seasonality

Historically, the food-away-from-home industry is seasonal, with lower profit in the first quarter of each calendar year. Consequently, we may experience lower operating profit during our third fiscal quarter, depending on the timing of acquisitions, if any.

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

Human Capital Resources

Associates. Our people are the driving force behind delivering on our commitments to customers, communities, and stockholders. As of June 27, 2026, our team included over 44,000 associates across North America. Approximately 99% of our associates were employed on a full-time basis, and approximately 70% were non-exempt, or paid on an hourly basis. Our workforce spans a wide range of functions, from warehouse operations and delivery drivers to corporate teams and frontline customer support, each playing a vital role in serving our customers and communities. As of June 27, 2026, approximately 2,800 associates were members of local unions.

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

Talent Acquisition, Learning, and Organizational Development. Our talent acquisition strategy focuses on attracting, developing, engaging, and retaining individuals whose unique skills, experiences, and values come together to align with our business goals and culture. Our enterprise-wide learning strategy is designed to help associates succeed in their current roles while preparing them for future growth. By reviewing strategic needs, compliance training requirements, and associate engagement survey data, we create and implement comprehensive training programs to support both organizational and associate growth. We use a blend of instructor-led sessions and self-paced online learning to provide accessible, role-specific training. Our leadership development program provides training opportunities for all levels of leadership, from entry level to executive. Additionally, our segments offer specialized training aligned with both operational needs and the broader company strategy.

Health and Safety. We embed safety into every part of our business through robust training, safety awareness programs, behavioral observation practices, and the use of telematics and other technologies. We regularly look for ways to improve by identifying and addressing risks, making process improvements, and adopting new tools and systems. Our approach includes proactive coaching, education, and a commitment to fostering a safety-first culture, whether our associates are working in our corporate offices or warehouses, driving on the road, serving customers or supporting operations in other roles.

Community and Associate Engagement. We believe engaged associates are the foundation of a strong company. We work to build, measure, and enhance associate engagement through a variety of communications and activities. We create opportunities for connection and celebration through our associate resource groups, workforce engagement initiatives, recognition of heritage and history months, participation in industry events, and partnerships with industry organizations that support professional growth.

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

Item 1A. Risk Factors

Risks Relating to Our Business and Industry

Periods of difficult economic conditions, other macroeconomic or geopolitical events and heightened uncertainty in the financial markets may affect consumer spending and confidence, which can adversely affect our business.

The foodservice industry is sensitive to national, regional and international economic conditions. Our business could be negatively impacted by reduced demand for our products related to unfavorable macroeconomic conditions triggered by developments beyond our control, including geopolitical events (including the ongoing conflicts in Ukraine and the Middle East), trade policies (including tariffs), health crises (including pandemics and epidemics), increases in fuel costs, and other events that trigger economic volatility. In particular, deteriorating economic conditions and heightened uncertainty in the financial markets, inflationary pressure, an uncertain political environment, evolving tariff and global trade policies, and supply chain disruptions have in the past and may in the future negatively affect consumer confidence and discretionary spending. In fiscal 2026, product cost inflation contributed to an increase in selling price per case and an increase in net sales. However, sustained inflationary pressure, increased fuel prices and macroeconomic challenges could negatively affect consumer discretionary spending decisions within our customers’ establishments, which could negatively impact our sales. Such conditions and high levels of uncertainty make it difficult to predict when, or if, a recession may occur.

Our growth and innovation strategies may not achieve the anticipated results.

Our success depends on our ability to grow our business, including through increasing our independent and organic sales, expanding our Performance Brands, making strategic acquisitions, and achieving improved operating efficiencies as we continue to expand and diversify our customer base. Our growth and innovation strategies require significant commitments of management resources and capital investments and may not grow our net sales or expand our margins at the rate we expect or at all. As a result, we may not be able to recover the costs incurred in developing our new projects and initiatives or to realize their intended or projected benefits, which could have a material adverse effect on our business, financial condition, or results of operations. Additionally, the market for acquisition targets in the food-away-from-home industry is highly competitive, which could make it more difficult to find appropriate strategic acquisition opportunities, which could negatively impact our ability to grow our business through acquisitions.

Competition in our industry is intense, and we may not be able to compete successfully.

The food-away-from-home industry is highly competitive, with national, regional, local, and specialty distributors. Certain of our competitors may have greater scale and greater financial and other resources than we do in certain markets. Smaller distributors often align themselves with other smaller distributors through purchasing cooperatives and marketing groups to enhance their geographic reach, private label offerings, overall purchasing power, and cost efficiencies and to assemble delivery networks for national or multi-regional distribution. We often do not have exclusive service agreements with our customers, and our customers may switch to other distributors if those distributors can offer lower prices, differentiated products, or customer service that is perceived to be superior. Such changes may occur particularly during periods of economic uncertainty, including uncertainty due to significant inflation. We believe that most purchasing decisions in the foodservice business are based on the quality and price of the product and a distributor’s ability to fill orders completely and accurately and provide timely deliveries. Our current or potential future competitors may be able to provide products or services that are comparable or superior to those provided by us or adapt more quickly than we do to evolving trends, changing market requirements or the utilization of new technologies, including AI and machine learning. Further, demand for food-away-from-home products is volatile and price sensitive, imposing limits on our customers’ ability to absorb cost increases. Although we have strategies to remain competitive in the marketplace by reducing our cost structure, if one or more of our competitors in the food-away-from-home industry adopted a lower cost structure, we would potentially be pressured to lower prices to our customers and would need to achieve cost savings to offset these reductions. Accordingly, we may be unable to compete effectively against current and potential future competitors, and increased competition may result in price reductions or other concessions, reduced gross margins, and loss of market share, any of which could materially adversely affect our business, financial condition, or results of operations.

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

Some of our customers, particularly our larger customers, purchase their products from us through group purchasing organizations (“GPOs”) in an effort to lower the prices paid by these customers on their foodservice orders, and we have in the past experienced some pricing pressure from these purchasers. These GPOs have also made efforts to include smaller, independent restaurants. If these GPOs are able to add a significant number of our customers as members, we may be forced to lower the prices we charge these customers in order to retain their business, which could negatively affect our business, financial condition, or results of operations. Additionally, if we are unable or unwilling to lower the prices we charge for our products to a level that is satisfactory to the GPOs, we may lose the business of those customers that are members of these organizations, which could have a material adverse effect on our business, financial condition, or results of operations.

We rely on third-party suppliers, and our business may be affected by interruption of supplies or increases in product costs.

We obtain substantially all of our foodservice and related products from third-party suppliers. We typically do not have long-term contracts with our suppliers. Although our purchasing volume can sometimes provide an advantage when dealing with suppliers, suppliers may not provide the foodservice products and supplies needed by us in the quantities and timeframe and at the prices requested. Our suppliers may also be affected by higher costs to source or produce and transport food products, as well as by other related expenses that they pass through to their customers, which could result in higher costs for the products they supply to us. Because we do not control the actual production of most of the products we sell, we are also subject to supply chain interruptions, delays caused by interruptions in production, and increases in product costs, including those resulting from product recalls or a need to find alternate materials or suppliers, based on conditions outside our control. These conditions include labor shortages, work slowdowns, work interruptions, strikes or other job actions by employees of suppliers, government shutdowns, severe weather conditions, crop and other agricultural conditions, flooding, product or raw material scarcity, tariff and global trade policies, water shortages, transportation interruptions, unavailability of fuel or increases in fuel costs, competitive demands, contamination with mold, bacteria or other contaminants, pandemics or other human or animal disease outbreaks, including the outbreak of e. coli or similar food borne illnesses, natural disasters or other catastrophic events, including acts of terrorism, international hostilities (including the ongoing conflicts in Ukraine and the Middle East), civil insurrection, and social unrest. Our inability to obtain adequate supplies of foodservice and related products as a result of any of the foregoing factors or otherwise could mean that we may not be able to fulfill our obligations to our customers and, as a result, our customers may turn to other distributors, which could have a material adverse effect on our business, financial condition, or results of operations. In addition, our inability to anticipate and react to changing food costs through our sourcing and purchasing practices in the future could have a material adverse effect on our business, financial condition, or results of operations.

We operate in a low margin industry, which could increase the volatility of our results of operations.

Similar to other resale-based industries, the distribution industry is characterized by relatively low profit margins. These low profit margins tend to increase the volatility of our reported net income since a decline in our net sales or increase in our costs that is small relative to our total net sales or costs could have a material impact on our net income.

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

Distributors have traditionally generated a significant percentage of their gross margins from rebates and promotional incentives paid by their suppliers. Rebates and promotional incentives are payments from suppliers based upon the efficiencies that the distributor provides to its suppliers through purchasing scale and through marketing and merchandising expertise. Rebates and promotional incentives are a standard practice among suppliers to distributors and represent a significant source of profitability for us and our competitors. Any change in such practices that results in the reduction or elimination of rebates and promotional incentives could be disruptive to us and the industry as a whole and could have a material adverse effect on our business, financial condition, or results of operations.

Volatile food costs may have a direct impact upon our profitability.

We make a significant portion of our sales at prices that are based on the cost of products we sell plus a percentage markup. As a result, volatile food costs may have a direct impact upon our profitability. Our sales and profit levels may be negatively affected during periods of product cost deflation, even though our gross profit percentage may remain relatively constant or even increase. Prolonged periods of product cost inflation also may have a negative impact on our profit margins and earnings to the extent such product cost increases are not passed on to customers because of their resistance to higher prices. For example, we experienced inflation of 4.5% for fiscal 2026, which increased our product costs. Furthermore, our business model requires us to maintain an inventory of products, and changes in price levels between the time that we acquire inventory from our suppliers and the time we sell the inventory to our customers could lead to unexpected shifts in demand for our products or could require us to sell inventory at lesser profit or a loss. In addition, product cost inflation may negatively affect consumer discretionary spending decisions within our customers’ establishments, which could negatively impact our sales. Our inability to quickly respond to inflationary and deflationary cost pressures could have a material adverse impact on our business, financial condition, or results of operations.

Fluctuations in fuel prices and other transportation costs could harm our business.

The high cost of fuel can negatively affect consumer confidence and discretionary spending and, as a result, reduce the frequency and amount spent by consumers within our customers’ establishments for food away from home. The high price of fuel and other transportation related costs, such as tolls, fuel taxes, and license and registration fees, can also increase the price we pay for products as well as the costs incurred by us to deliver products to our customers. Furthermore, both the price and supply of fuel are unpredictable and fluctuate based on events outside our control, including geopolitical developments (such as the conflict in the Middle East), supply and demand for oil and gas, actions by the Organization of Petroleum Exporting Countries and other oil and gas producers, war and unrest in oil producing countries and regions, regional production patterns, and environmental concerns. These factors, if occurring over an extended period of time, could have a material adverse effect on our business, financial condition, or results of operations. For example, recent hostilities and geopolitical tensions, such as the conflict in the Middle East, had a significant impact on fuel supply and fuel prices in fiscal 2026 and, as a result, the United States experienced significant increases in fuel prices. The Company’s fuel expense increased $57.1 million in fiscal 2026 compared to fiscal 2025, due to higher fuel prices and miles driven as a result of new business and acquisitions.

From time to time, we may enter into derivative instruments to manage our exposure to fuel costs, including costless collars or swaps. Such derivatives, however, may not be effective and may result in us paying higher than market costs for a portion of our fuel. In addition, the use of such derivatives may expose us to the risk that our counterparties fail to perform their obligations, which could result in financial losses. Furthermore, while we have been successful in the past in implementing fuel surcharges to offset fuel cost increases, we may not be able to do so in the future. To the extent increasing fuel expenses are not able to be offset by (i) diesel fuel surcharges (which are generally recognized on a one-month lag following changes in fuel prices) and/or (ii) gains on derivative instruments, prolonged high fuel prices could adversely affect our business, financial condition, or results of operations.

We may not be able to realize the benefits of acquisitions or successfully integrate the businesses we acquire and we may incur significant costs related to the integration of acquired businesses.

Our growth strategy includes growth through strategic acquisitions. If we are unable to integrate acquired businesses successfully or to realize anticipated economic, operational, and other benefits and synergies in a timely manner, our profitability could be adversely affected. Integration of an acquired business may be more difficult when we acquire a business in a market in which we have limited expertise or with a company culture different from ours. A significant expansion of our business and operations, in terms of geography or magnitude, could strain our administrative and operational resources and divert management and the board’s attention and resources. Additionally, we may be unable to retain qualified management and other key personnel employed by acquired companies and may fail to build a network of acquired companies in new markets. We could also face significantly greater competition from broadline foodservice distributors in these markets than we face in our existing markets.

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

Changes in consumer eating habits (such as a decline in consuming food away from home, a decline in portion sizes, or a shift in preferences toward restaurants that are not our customers) could reduce demand for our products, which could adversely affect our business, financial condition, or results of operations. Consumer eating habits can be affected by a number of factors, including changes in attitudes regarding diet and health, new information regarding the health effects of consuming certain foods or ingredients, changes to nutritional guidelines or other regulatory or governmental action, or the impact of weight loss drugs (such as GLP-1s). If consumer eating habits change significantly, we may be required to modify or discontinue sales of certain items in our product portfolio, and we may experience higher costs or lower sales associated with the implementation of those changes. Changing consumer eating habits may also reduce the frequency with which consumers purchase meals outside of the home.

Additionally, laws and regulations may be enacted, whether due to changes in consumer eating habits or otherwise, that affect the ingredients and nutritional content of our food products or require us to make additional disclosures regarding the ingredients and nutritional content of our food products. Moreover, compliance with these laws and regulations, as well as others, may be costly and time-consuming. Our inability to effectively respond to changes in food-away-from-home consumer trends, consumer health perceptions or resulting new laws or regulations, or to adapt our menu offerings to trends in eating habits could have a material adverse effect on our business, financial condition, or results of operations.

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

Many of our facilities and our customers’ or suppliers’ facilities are located in areas that may be subject to extreme and occasionally prolonged weather conditions, including hurricanes, floods, tornadoes, blizzards, earthquakes, fires, and extreme heat or cold. Such extreme weather conditions could lead to increased expenses or interrupt our operations. Furthermore, such extreme weather conditions may disrupt critical infrastructure and interrupt or impede access to our facilities or our customers’ or vendors’ facilities, reduce the number of consumers who visit our customers’ facilities in such areas, interrupt our suppliers’ production or shipments or increase our suppliers’ product costs, all of which could have a material adverse effect on our business, financial condition, or results of operations.

Adverse publicity about us or our products, lack of confidence in our products or services, and other negative public impressions could adversely affect our reputation and our business.

Maintaining a good reputation and public confidence in the safety of the products we distribute or manufacture or services we provide is critical to our business, particularly to selling our Performance Brands products. Anything that damages our reputation, or the public’s confidence in our products, services, facilities, delivery fleet, operations, or employees, whether or not justified, including adverse publicity about the quality, safety, or integrity of our products, could negatively affect our net sales and profits. Reports, whether true or not, of food-borne illnesses or harmful bacteria (such as e. coli, bovine spongiform encephalopathy, hepatitis A, trichinosis, listeria, or salmonella) and injuries caused by food tampering could also severely injure our reputation or negatively affect the public’s confidence in our products. We may need to recall our products if they become adulterated. If patrons of our restaurant customers become ill from food-borne illnesses, our customers could be forced to temporarily close restaurant locations and our sales would be correspondingly decreased. In addition, instances of food-borne illnesses, food tampering, or other health concerns, such as epidemics and pandemics, even those unrelated to the use of our products, or public concern regarding the safety of our products, can result in negative publicity about the food-away-from-home industry and cause our sales to decrease dramatically. Health concerns and negative publicity could materially adversely affect our business and results of operations and damage the reputation of, or result in a lack of acceptance of, our products or the brands that we carry or the services that we provide.

Moreover, the growing use of social and digital media by consumers has greatly increased the speed and extent that information or misinformation and opinions can be shared. Negative posts or comments about us, our brands, or our products on social or digital media could significantly damage our brands and reputation, regardless of its accuracy or the reputability of its source, including as a result of fictitious media content (such as content produced by generative AI or bad actors). Additionally, negative reactions to our marketing and advertising, including our social media content, could result in damage to our brands and reputation.

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

Although we believe our aggregate insurance limits should be sufficient to cover reasonably expected claims costs, including claims related to incidents within our operations and vehicle and driver related claims, it is possible that the amount of one or more claims could exceed our aggregate coverage limits. Additionally, insurance carriers have raised premiums on certain lines of coverage for many businesses in our industry, including ours. For example, we experienced a $25.3 million increase in insurance expense in fiscal 2026 compared to fiscal 2025, primarily related to acquisitions, vehicle liability, and workers’ compensation. Our insurance and claims expense could continue to increase in the future. Our results of operations and financial condition could be materially adversely affected if (1) total claims costs significantly exceed our coverage limits, (2) we experience a claim in excess of our coverage limits, (3) our insurance carriers fail to pay on our insurance claims, (4) we experience a claim for which coverage is not provided, (5) a large number of claims may cause our cost under our deductibles to differ from historic averages or (6) insurance carriers continue to significantly raise premiums in the industry and for our business.

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

Risks Relating to Technology and Information Security

A cybersecurity incident or other technology disruptions could negatively affect our business and our relationships with customers, vendors and other partners.

We rely upon information technology networks and systems to process, transmit, and store electronic information, and to manage or support substantially all of our business processes and activities. Some of these systems are managed or provided by third-party service providers, including cloud computing platform providers. We also use mobile devices, social networking, and other online activities to connect with our employees, suppliers, business partners, and customers.

These uses give rise to cybersecurity risks, including security breaches, espionage, system disruption, theft, and inadvertent release of information. Our business involves the storage and transmission of numerous classes of sensitive or confidential information and intellectual property, including customers’ and suppliers’ personal information, private information about employees, and financial and strategic information about us and our business partners. We have implemented measures to prevent security breaches and prevent or mitigate other cybersecurity incidents. However, we and our third-party providers experience cybersecurity incidents of varying degrees from time-to-time, including ransomware, ransom-related extortion, and phishing attacks, as well as distributed denial of service attacks, social engineering attacks and the theft of data. To date, interruption of our information technology networks and systems and unauthorized access to or theft of data have been infrequent and have not had a material impact on our operations. However, because cyber-attacks are increasingly sophisticated and more frequent, including through the use of AI by threat actors, our preventative measures and incident response efforts may not be entirely effective. In addition, cyber criminals are increasing their attacks on individual employees with business email compromise scams designed to trick victims into transferring sensitive data or funds, or steal credentials that compromise information systems. Moreover, as AI continues to evolve, malicious actors continue to increase the use of AI to enhance the sophistication and coordination of their attacks, which could pose significant challenges to our security defense. These and other operational risks may also be heightened due to a portion of our employees, and the employees of our customers, suppliers and business partners, working remotely or using personal devices due to challenges associated with managing remote computing assets and security vulnerabilities that are present in many non-corporate and home networks. There can be no assurance that our operations will not be materially adversely impacted in the future, and there is a risk that we may incur significant costs in protecting against or remediating cyberattacks or other cyber incidents, especially if the amount of insurance coverage we maintain is not sufficient to cover claims or liabilities relating to an incident. The theft, destruction, loss, misappropriation, release of sensitive or confidential information or intellectual property, or interference with our information technology systems or the technology systems of third parties on which we rely, including our third-party service providers, suppliers, and customers, could result in business disruption, a disruption in our supply chain, or reduced customer orders, negative publicity, brand damage, violation of data and other privacy laws, loss of customers, potential liability, and remediation costs, which could materially adversely affect our business, financial condition, or results of operations.

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

The food-away-from-home industry is transaction intensive. Our ability to control costs and to maximize profits, as well as to serve customers effectively and efficiently, depends on the reliability of our information technology systems and related data entry processes. We rely on software and other technology systems, some of which are managed by third-party service providers (including cloud computing platform providers), to manage significant aspects of our business, including making purchases, processing orders and customer payments, managing our warehouses, loading trucks in the most efficient manner, optimizing the use of storage space, and assessing customer credit. Our reliance on such networks and systems has increased due to a portion of our employees, and the employees of our customers, suppliers and business partners, working remotely or using personal devices.

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

Information technology systems evolve rapidly, and in order to compete effectively we are required to integrate new technologies in a timely and cost-effective manner. For example, we may incorporate AI solutions into our platform, offerings, services and features, and these applications may become important in our operations over time. Any failure to implement new technologies in a timely and cost-effective manner, or if competitors implement new technologies before we do, including AI, allowing such competitors to provide lower priced or enhanced services of superior quality compared to those we provide, could have a material adverse effect on our business, financial condition, or results of operations.

As we integrate AI technologies into our processes, these technologies may present business, compliance, security, and reputational risks.

We have incorporated, and are continuing to incorporate, AI, including machine learning, into our operations, including sales, support and supply chain operations, and may in the future incorporate AI into more of our operations, with the intent to enhance their operation, efficiency and effectiveness. Flaws, breaches or malfunctions in these systems, including the associated input data and assumptions, or insufficient or inadequate human oversight could lead to operational disruptions, data loss, or erroneous decision-making, impacting our business, financial condition and reputation. Additionally, the use of AI tools by our employees and/or third parties engaged by us may result in the exposure of our confidential information, including material non-public information, trade secrets, or personal information to unauthorized third parties, including our competitors. Further, we may not be able to control how any third-party AI technologies that we use are developed or maintained, or how data we input is used or disclosed, even where we have contractual protections with respect to these matters. Legal challenges may arise, including as a result of cybersecurity incidents, non-compliance with data protection regulations, and lack of transparency relating to the use of AI. The legal and regulatory landscape and industry standards surrounding AI technologies is rapidly evolving and remains uncertain, and compliance may impose significant operational costs and may limit our ability to develop, deploy or use AI technologies. Furthermore, the rapid evolution and increasing deployment of AI systems could both intensify our cybersecurity risks, such as data breaches and unauthorized access, and introduce new risks, leading to financial losses, legal liabilities, and reputational damage.

Risks Relating to Product Safety, Regulatory and Legal Matters

Our business is subject to significant governmental regulation, and costs or claims for non-compliance related to these requirements could adversely affect our business.

Food Safety: Our operations are subject to regulation by state and local health departments, the USDA, and the FDA, which generally impose standards for product quality and sanitation and are responsible for the administration of bioterrorism legislation affecting the foodservice industry. These government authorities regulate, among other things, the processing, packaging, storage, distribution, advertising, and labeling of our products. The FSMA imposes comprehensive, prevention-based controls across the food supply industry, further regulates food products imported into the United States, and provides the FDA with mandatory recall authority. Our seafood operations are also specifically regulated by federal and state laws, including those administered by the National Marine Fisheries Service and the National Shellfish Sanitation Program, established for the preservation of certain species of marine life, including fish and shellfish. Our distribution and certain manufacturing facilities must be registered with the FDA and are subject to periodic government agency inspections by federal and/or state authorities. The Federal Perishable Agricultural Commodities Act, which specifies standards for the sale, shipment, inspection, and rejection of agricultural products, governs our relationships with our fresh produce suppliers with respect to the grading and commercial acceptance of product shipments. We are also subject to regulation by state authorities for the accuracy of our weighing and measuring devices. Additionally, the Surface Transportation Board and the Federal Highway Administration regulate our trucking operations, and interstate motor carrier operations are subject to safety requirements prescribed by the U.S. Department of Transportation and other relevant federal and state agencies. Our suppliers are also subject to similar regulatory requirements and oversight. We have expanded our product lines to include hemp-based CBD products authorized under the 2018 Farm Bill. Sales of certain hemp-based CBD products are prohibited in some jurisdictions and the FDA and certain states and local governments may enact regulations that limit the marketing and use of such products. The failure to comply with applicable laws and regulatory requirements could result in, among other things, administrative, civil, or criminal penalties or fines; mandatory or voluntary product recalls; warning or untitled letters; cease and desist orders against operations that are not in compliance; closure of facilities or operations; the loss, revocation, or modification of any existing licenses, permits, registrations, or approvals; or the failure to obtain additional licenses, permits, registrations, or approvals in new jurisdictions where we intend to do business, any of which could have a material adverse effect on our business, financial condition, or results of operations.

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

Cigarette, Tobacco and Alternative Nicotine Products: We are also subject to and/or impacted by legislation, regulation and other matters regarding the marketing, distribution, sale, taxation and use of cigarette, tobacco and alternative nicotine products. For example, various jurisdictions have adopted or are considering legislation and regulations restricting displays and marketing of tobacco and alternative nicotine products, requiring the disclosure of ingredients used in the manufacture of tobacco and alternative nicotine products, and imposing restrictions on public smoking and vaping. In addition, the FDA has been empowered to regulate changes to nicotine yields and the chemicals and flavors used in tobacco and alternative nicotine products (including cigars, pipe and vapor products), require ingredient listings be displayed on tobacco and alternative nicotine products, prohibit the use of certain terms that may attract youth or mislead users as to the risks involved with using tobacco and alternative nicotine products, as well as limit or otherwise impact the marketing of tobacco and alternative nicotine products by requiring additional labels or warnings that must be pre-approved by the FDA. Such legislation and related regulation are likely to continue to adversely impact the market for tobacco and alternative nicotine products and, accordingly, our sales of such products. Likewise, cigarettes and tobacco products are subject to substantial excise taxes. Significant increases in cigarette-related taxes or fees have been proposed or enacted and are likely to continue to be proposed or enacted by various taxing jurisdictions within the U.S. These tax increases negatively impact consumption and may cause a shift in sales from premium brands to discount brands, illicit channels, or tobacco alternatives, such as e-vapor products, as smokers seek lower priced options. Furthermore, taxing jurisdictions have the ability to change or rescind credit terms currently extended for the remittance of taxes that we collect on their behalf. If these excise taxes are substantially increased, or credit terms are substantially reduced, it could have a material adverse effect on our business, financial condition, and results of operations.

Data Privacy: There are new and emerging data privacy laws, as well as frequent updates and changes to existing data privacy laws, in the jurisdictions in which we operate. Given the complexity of these laws and the requirements they place on businesses regarding the collection, storage, handling, use, disclosure, transfer and security of personal data, it is important for us to understand their impact and respond accordingly. Failure to comply with applicable data privacy laws and regulations, or to implement required changes in a timely manner, could result in substantial fines or penalties, government investigations, private litigation, mandated remediation, and reputational damage. Several U.S. states have enacted (and additional U.S. states are considering enacting) stringent consumer privacy laws that may impose varying standards and requirements on our data collection, use and processing, including notice, consent, access/deletion, and opt-out mechanisms. Ongoing state-by-state enactment and amendment of privacy laws may lead to significantly greater compliance complexity and the risk of inconsistent obligations across jurisdictions, which could increase the likelihood of regulatory inquiries or enforcement and complaints or claims by private plaintiffs. If we do not provide sufficient resources to respond, adapt and implement required changes – including any future federal data privacy requirements – we could experience, among other things, reputational harm, constraints in certain data uses, increased compliance and vendor management costs, and exposure to regulatory fines or other penalties, any of which could adversely affect our business, financial condition or results of operations.

Climate change, or the legal, regulatory, or market measures being implemented to address climate change, could have an adverse impact on our business.

The effects of climate change may create financial and operational risks to our business, both directly and indirectly. There is an increased focus around the world by regulatory and legislative bodies at all levels towards policies relating to climate change and the impact of global warming, including the regulation of greenhouse gas (“GHG”) emissions, energy usage, extended producer responsibility laws, and sustainability efforts. Increased compliance costs and expenses due to these policies, as well as additional legal or regulatory requirements regarding climate change, including those designed to reduce or mitigate the effects of carbon dioxide and other GHG emissions on the environment, particularly diesel engine emissions, may cause disruptions in, or an increase in the costs associated with, the running of our business, particularly with regard to our distribution and supply chain operations. These costs include an increase in the cost of the fuel and other energy we purchase, and capital costs associated with updating or replacing our vehicles prematurely. Moreover, compliance with any such legal or regulatory requirements may require that we implement changes to our business operations and strategy, which would require us to devote substantial time and attention to these matters and cause us to incur additional costs. We may not be able to accurately predict, prepare for, and respond to new kinds of technological innovations with respect to electric vehicles and other technologies that minimize emissions. Laws related to climate change, including those enacted to try to reduce GHG emissions, could also directly or indirectly affect our suppliers, who could increase the prices of the products that we buy from them to recover the costs they incur related to such laws. The effects of climate change, and legal or regulatory initiatives to address climate change, could have a long-term material adverse effect on our business, financial condition, or results of operations.

In addition, we have previously established and publicly announced goals, commitments and targets related to sustainability matters, including those related to reducing our GHG emissions, which we may change in the future. Our ability to meet these and other related goals depends in part on significant technological advancements with respect to the development and availability of reliable, affordable, and sustainable alternative solutions, including electric and other alternative fuel vehicles as well as alternative energy sources, which may not be developed or be available to us in the timeframe needed to achieve these goals. Recent federal actions ending certain clean technology incentives have reduced the cost-effectiveness of reducing GHG emissions in our fleet and facilities. Our ability to meet these and other related goals also depends on the climate-related efforts and performance of our suppliers. Further, there are conflicting expectations and priorities from governmental authorities, investors, customers, voluntary reporting frameworks, and other stakeholders surrounding disclosure of sustainability matters and climate-related initiatives. We may determine that it is in our best interests to prioritize other business, social, governance, or sustainable investments over the achievement of our current goals based on economic, regulatory or social factors, business strategy, or other factors. If we do not meet our publicly stated goals, then we may experience a negative reaction from the media, stockholders, activists, and other interested stakeholders, and any perception that we have failed to act responsibly regarding climate change, whether or not valid, could result in adverse publicity or legal challenges and negatively affect our business and reputation. In addition, we may face increased regulatory, reputational and legal scrutiny as a result of our sustainability-related commitments and disclosures, and we could also face challenges with managing conflicting regulatory requirements and our various stakeholders’ expectations. While we remain committed to being responsive to climate change and reducing our GHG emissions, there can be no assurance that our goals and strategic plans to achieve those goals will be successful, that the costs incurred will not be higher than expected, that the necessary technological advancements will occur in the timeframe we expect, or at all, or that proposed regulation or deregulation related to climate change will not have a negative competitive impact, any one of which could have a material adverse effect on our business, financial condition, or results of operations.

If the products we distribute or manufacture are alleged to cause injury, illness or death or fail to comply with governmental regulations or applicable quality standards, we may need to recall or withdraw our products.

The products we distribute or manufacture may be subject to product recalls, including voluntary recalls or withdrawals, if they are alleged to cause injury, illness (including food-borne illness such as e. coli, bovine spongiform encephalopathy, hepatitis A, trichinosis, listeria, or salmonella) or death, alleged to be associated with known human allergens or pathogens, or if they are alleged to have been mislabeled, misbranded, improperly stored, contaminated or adulterated or to otherwise be in violation of governmental regulations. We may also voluntarily recall or withdraw products that we consider not to meet our quality standards, whether for taste, appearance, spoilage or otherwise, in order to protect our brand and reputation. If there is any future product withdrawal, whether as a result of injury, illness, death or otherwise that results in substantial and unexpected expenditures, destruction of product inventory, damage to our reputation, or lost sales because of the unavailability of the product for a period of time or customer concerns or dissatisfaction, our business, financial condition, or results of operations may be materially adversely affected.

We may be subject to or affected by product liability claims relating to products we distribute or manufacture.

We may be exposed to product liability claims in the event that the use of the products we sell is alleged to cause injury, illness, or other damage or fails to comply with applicable laws and regulations. While we believe we have sufficient primary and excess umbrella liability insurance with respect to product liability claims, we cannot assure you that our limits are sufficient to cover all our liabilities. For example, punitive damages may not be covered by insurance. In addition, we may not be able to continue to maintain our existing insurance or obtain replacement insurance on comparable terms, and any replacement insurance or our current insurance may not continue to be available at a reasonable cost, or, if available, may not be adequate to cover all of our liabilities. We generally seek contractual indemnification and insurance coverage from parties supplying products to us, but this indemnification or insurance coverage is limited, as a practical matter, to the creditworthiness of the indemnifying party and the insured limits of any insurance provided by suppliers. If we do not have adequate insurance or contractual indemnification available (or if such indemnitor is unable to fulfill its indemnity obligations for whatever reason), the liability relating to defective products or claims could materially adversely affect our business, financial condition, or results of operations.

Adverse judgments or settlements resulting from legal proceedings in which we may be involved in the normal course of our business could reduce our profits or limit our ability to operate our business.

In the normal course of our business, we are involved in various legal proceedings. The outcome of these proceedings cannot be predicted. If any of these proceedings were to be determined adversely to us or a settlement involving a payment of a material sum of money were to occur, it could materially adversely affect our profits or ability to operate our business. Additionally, we could become the subject of future claims by third parties, including our employees, suppliers, customers, and other counterparties; our investors; or regulators. Any significant adverse judgments or settlements could reduce our profits and could limit our ability to operate our business or adversely affect our reputation. Further, we may incur costs related to claims for which we have appropriate third-party indemnity, but such third parties may fail to fulfill their contractual obligations.

Risks Relating to Human Capital Management

We face risks relating to labor relations, labor costs, and the availability of qualified labor.

As of June 27, 2026, we had over 44,000 employees of whom approximately 2,800 were members of local unions associated with the International Brotherhood of Teamsters or other unions. Although our labor contract negotiations have in the past generally taken place with the local union representatives, we may be subject to increased efforts to engage us in multi-unit bargaining that could subject us to the risk of multi-location labor disputes or work stoppages that would place us at greater risk of being materially adversely affected by labor disputes. In addition, labor organizing activities could result in additional employees becoming unionized, which could result in higher labor costs. Although we have not experienced any significant labor disputes or work stoppages in recent history, and we believe we have satisfactory relationships with our employees, including those who are union members, increased unionization or a work stoppage because of our inability to renegotiate union contracts could have a material adverse effect on our business. Further, potential changes in labor legislation and case law could result in current non-union portions of our workforce, including warehouse and delivery personnel, being subjected to greater organized labor influence. If additional portions of our workforce became subject to collective bargaining agreements, this could result in increased costs of doing business as we would become subject to mandatory, binding arbitration or labor scheduling, elevated labor costs, and standards, which could adversely impact our results of operations.

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

We rely heavily on our employees, particularly warehouse workers and drivers, and any significant shortage of qualified labor could significantly affect our business. Our recruiting and retention efforts and efforts to increase productivity may not be successful, and we could encounter a shortage of qualified labor in future periods. Any such shortage would decrease our ability to serve our customers effectively. Such a shortage could also lead to higher wages for employees and a corresponding reduction in our profitability. Any prolonged labor shortage or period of high employee turnover could have an adverse impact on our productivity and have a material adverse effect on our business, financial condition and results of operations.

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

As of June 27, 2026, we had $6.8 billion of indebtedness, including finance lease obligations. In addition, we had $2.9 billion of availability under the ABL Facility (as defined below under “—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Activities” in Part II, Item 7 of this Form 10-K) after giving effect to $160.3 million of outstanding letters of credit and $137.2 million of lenders’ reserves under the ABL Facility.

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

We may elect to enter into interest rate swaps to reduce our exposure to floating interest rates as described below under “—We utilize derivative financial instruments to reduce our exposure to market risks from changes in interest rates on our variable rate indebtedness and we are exposed to risks related to counterparty creditworthiness or non-performance of these instruments.” However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

We rely upon information technology networks and systems to process, transmit, and store electronic information, and to manage or support virtually all of our business processes and activities. We also use mobile devices, social networking, and other online activities to connect with our employees, suppliers, business partners, and customers. Accordingly, we maintain a comprehensive Information Security Program, anchored in a multi-tiered, defense-in-depth strategy designed to identify and mitigate risks from cybersecurity threats. We believe that our Information Security Program aligns with industry frameworks, assesses security trends and facilitates identification and reduction of vulnerabilities. Our cybersecurity strategy considers existing risks to our company and those that we are likely to encounter based on our industry, company profile, business objectives and the increasing use of AI by threat actors. Consideration of risks from cybersecurity threats is a key component of our overall enterprise risk management strategy.

We utilize a risk management program to identify and track information risks, including cybersecurity threats, from many different sources, including third parties, technology projects, acquisitions, risk assessments, technical assessments, evolving technologies (such as AI), and internal/external audits, and assess them based on severity. Our annual information technology general control testing, which is conducted in connection with our internal control over financial reporting review process, and periodic reviews of risks and controls related to cybersecurity threats that may impact financial reporting control objectives also serve to identify and track information risks. Additionally, we partner with independent third-party service providers to regularly perform cybersecurity assessments, such as network and application penetration testing.

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

We maintain a regularly revised Cybersecurity Incident Response Plan and Cybersecurity Incident Notification Policy, which provide protocols for evaluating and responding to cybersecurity incidents, including escalation of information to senior leadership, including the Board of Directors, as appropriate, and meeting external reporting obligations. We periodically perform tabletop exercises where we perform walkthroughs of cybersecurity incident situations to test our response plans. To date, we have not experienced any cybersecurity incidents that materially affected, or are likely to materially affect, our business strategy, results of operations, or financial condition, but future incidents cannot be predicted. See “Part I, Item 1A. Risk Factors” for additional information regarding cybersecurity-related risks that could impact our business.

Governance

Our Board of Directors executes its cybersecurity risk oversight function as a whole and by delegating responsibility to the Technology and Cybersecurity Committee of our Board of Directors, which oversees our management of risks relating to information technology security and our cybersecurity policies, controls and procedures. The Audit and Finance Committee of our Board of Directors oversees our enterprise risk management program as a whole and risk management regarding major financial risk exposure, including the potential financial impact of cybersecurity incidents and the use of AI as it relates to the functions for which the Audit Committee has oversight responsibilities. The Technology and Cybersecurity Committee receives quarterly presentations and reports on cybersecurity and information security risks from management, including our Executive Vice President and Chief Information Officer (“CIO”) and Vice President, Chief Information Security Officer (“CISO”). These presentations and reports address a broad range of topics, including progress of security initiatives, strategy, key performance indicators, cybersecurity risks, notable cybersecurity incidents, and emerging opportunities and risks in technological capabilities, including AI. In addition, the Technology and Cybersecurity Committee and the Board of Directors receive briefings from time to time from outside experts for an independent view on cybersecurity risks and emerging cybersecurity threats, including best practices and current trends in cybersecurity.

Our CIO’s experience includes over 25 years of experience in information technology leadership roles, including ProBuild Holdings, the nation’s largest supplier of building materials; Gates Corporation, a manufacturer/distributor of automotive parts; and Nupremis Inc., a start-up that provided hosting and managed services. We also have a dedicated CISO, whose team is responsible for management of PFG’s Information Security Program, policies, compliance with internal/external mandates, strategy, security incident planning and response. Our CISO reports to our CIO and has more than 20 years of cybersecurity, technology assurance and controls experience, including 18 years as a Certified Information Systems Security Professional (CISSP) and 14 years at PFG in information security and compliance. Our CISO joined PFG following several years of experience working in information security consulting, including Big 4 Accounting and Assurance, as well as working in industries including banking and finance.

Item 2. Properties

As of June 27, 2026, we operated 154 distribution centers across our three reportable segments. Of our 154 facilities, we owned 71 facilities and leased the remaining 83 facilities. Our Foodservice segment operated 90 distribution centers, our Convenience segment operated 38 distribution centers, and our Specialty segment operated 26 distribution centers, all of which had an average square footage of approximately 200,000 square feet per facility.

Location	Foodservice	Convenience	Specialty	Total
Alabama	1	—	—	1
Arkansas	1	1	—	2
Arizona	1	—	1	2
California	4	5	2	11
Colorado	1	1	1	3
Connecticut	—	—	1	1
Florida	12	2	1	15
Georgia	3	1	1	5
Iowa	1	1	—	2
Illinois	2	1	1	4
Indiana	1	1	1	3
Kentucky	3	2	1	6
Louisiana	4	—	—	4
Massachusetts	3	1	1	5
Maryland	2	—	—	2
Maine	1	1	—	2
Michigan	1	1	1	3
Minnesota	3	1	1	5
Missouri	4	—	1	5
Mississippi	2	—	1	3
North Carolina	3	2	1	6
North Dakota	1	—	—	1
Nebraska	2	—	—	2
New Jersey	3	—	2	5
New Mexico	—	1	—	1
Nevada	—	1	1	2
Ohio	3	3	1	7
Oregon	1	1	1	3
Pennsylvania	2	2	1	5
South Carolina	4	—	—	4
South Dakota	1	—	—	1
Tennessee	5	—	1	6
Texas	5	2	2	9
Utah	—	1	—	1
Virginia	4	—	—	4
Vermont	2	—	—	2
Washington	—	1	—	1
Wisconsin	3	1	1	5
Canada	—	4	—	4
Puerto Rico	1	—	—	1
Total	90	38	26	154

Our properties also include a combined headquarters facility for our corporate offices and the Foodservice segment that is located in Richmond, Virginia; a headquarters facility for Convenience located in Westlake, Texas; a combined support service center and headquarters facility for Specialty that is located in Englewood, Colorado; locations to support other segment operations; and other support service centers and corporate offices located in North America.

Our Foodservice broadline customers are generally located no more than 200 miles from one of our distribution centers, and national chain customers are generally located no more than 450 miles from one of our distribution centers. Of the 90 Foodservice distribution centers, eleven have meat cutting operations that provide custom-cut meat products and two have seafood processing operations that provide custom-cut and packed seafood to our customers and our other distribution centers.

In addition to its 38 distribution centers, our Convenience segment has six redistribution centers to support other segment operations. Our Convenience segment also operates two additional facilities as a third-party logistics provider dedicated solely to supporting the logistics and management requirements of one of our customers. These distribution facilities are located in Arizona and Texas.

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

While it is impossible to determine with certainty the ultimate outcome of any of these proceedings, lawsuits, and claims, management believes that adequate provisions have been made or insurance secured for all currently pending proceedings so that the ultimate outcomes are not expected to have a material adverse effect on our financial position. Refer to Note 15. Commitments and Contingencies within the Notes to Consolidated Financial Statements included in Item 8 for disclosure of ongoing litigation.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market and Price Range of Common Stock

Our common stock is listed on the New York Stock Exchange under the symbol “PFGC.”

Approximate Number of Common Shareholders

At the close of business on August 5, 2026, there were approximately 1,190 holders of record of our shares of common stock. This stockholder figure does not include a substantially greater number of holders whose shares are held of record by banks, brokers and other financial institutions.

Dividends

We have no current plans to pay dividends on our common stock. In addition, our ability to pay dividends is limited by the agreements governing our existing indebtedness, including the covenants under the ABL Facility and the indentures governing the Notes due 2029, Notes due 2032, and Notes due 2034, and may be further limited by the agreements governing other indebtedness we or our subsidiaries may incur in the future. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Activities. Any decision to declare and pay dividends in the future will be made at the sole discretion of our Board of Directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions, and other factors that our Board of Directors may deem relevant.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer

The following table provides information relating to our purchases of the Company’s common stock during the fourth quarter of fiscal 2026.

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan (In millions)(2)
March 29, 2026—April 25, 2026	3,948	$83.28	3,890	$498.5
April 26, 2026—May 23, 2026	295	$90.50	—	$498.5
May 24, 2026—June 27, 2026	78	$67.79	—	$498.5
Total	4,321	$83.50	3,890
(1)
During the fourth quarter of fiscal 2026, the Company repurchased 431 shares of the Company’s common stock via share withholding for payroll tax obligations due from employees in connection with the delivery of shares of the Company’s common stock under our incentive plans.
(2)
On May 27, 2025, the Board of Directors authorized a share repurchase program for up to $500 million of the Company’s outstanding common stock. The share repurchase program has an expiration date of May 27, 2029 and may be amended, suspended, or discontinued at any time at the Board’s discretion, subject to compliance with applicable laws. Repurchases under this program depend upon marketplace conditions and other factors, including compliance with the covenants under the ABL Facility and the indentures governing the Notes due 2029, Notes due 2032, and Notes due 2034. As of June 27, 2026, $498.5 million remained available for additional share repurchases.

Stock Performance Graph

The stock performance graph below compares the cumulative total stockholder return of the Company’s common stock with the cumulative total return of the S&P 500 Index and the S&P MidCap 400 Food Beverage & Tobacco Industry Group Index for the last five fiscal years. The graph assumes the investment of $100 in our common stock and each of the indices as of the market close on July 1, 2021, the last trading day of fiscal 2021, and the reinvestment of dividends, as applicable. Performance data for the Company, the S&P 500 Index, and the S&P MidCap 400 Food Beverage & Tobacco Industry Group Index is provided as of the last trading day of each of our last five fiscal years. The stock performance graph is not necessarily indicative of future performance.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
Performance Food Group Company
S&P 500
S&P MidCap 400 Food Beverage & Tobacco Industry Group
$240
$220
$200
$180
$160
$140
$120
$100
$80
7/2/2021
7/1/2022
6/30/2023
6/28/2024
6/27/2025
6/26/2026

	7/2/2021	7/1/2022	6/30/2023	6/28/2024	6/27/2025	6/26/2026
Performance Food Group Company	$100	$99	$126	$138	$182	$230
S&P 500	100	89	106	131	151	182
S&P MidCap 400 Food Beverage & Tobacco Industry Group	100	86	100	113	122	152

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following includes a comparison of our consolidated results of operations, our segment results and financial position for fiscal years 2026 and 2025. For a comparison of our consolidated results of operations, segment results and financial position for fiscal years 2025 and 2024, see Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended June 28, 2025, filed with the SEC on August 13, 2025.

Our Company

We market and distribute over 300,000 food and food-related products to customers across the United States from approximately 154 distribution facilities to over 350,000 customer locations in the food-away-from-home industry. We offer our customers a broadline assortment of products including our proprietary-branded products, nationally branded products, and products bearing our customers’ brands. Our product assortment ranges from “center-of-the-plate” items (such as beef, pork, poultry, and seafood), frozen foods, and groceries to candy, snacks, and beverages. We also sell disposables, cleaning and kitchen supplies, and related products used by our customers, as well as cigarettes and alternative nicotine products. In addition to the products we offer to our customers, we provide value-added services by allowing our customers to benefit from our industry knowledge, scale, and expertise in the areas of product selection and procurement, menu development, and operational strategy.

Based on the Company’s organizational structure and how the Company’s management reviews operating results and makes decisions about resource allocation, the Company has three reportable segments: Foodservice, Convenience, and Specialty. Our Foodservice segment distributes a broadline assortment of products under national brands, customer brands, and our Performance Brands. Foodservice sells to independent and multi-unit chain restaurants and other institutions such as schools, healthcare facilities, business and industry locations, and retail establishments. Our chain customers are multi-unit restaurants with five or more locations and include some of the most recognizable family and casual dining restaurant chains. Our Convenience segment distributes candy, snacks, beverages, cigarettes, alternative nicotine products, food and foodservice-related products and other items to convenience stores across North America. Our Specialty segment distributes candy, snacks, and beverages as well as fresh and frozen perishable foods and other non-food items nationally to vending and office coffee service distributors as well as direct to consumer locations, including retailers, entertainment venues, and theaters, and provides small parcel “pick and pack” capabilities, including fulfillment of ambient, frozen, fresh and temperature sensitive items, utilizing third-party carriers to deliver order sizes too small to be served effectively by our fleet network. We believe our diverse segments provide substantial opportunities for cross-segment collaboration to better serve our customers, including business development, procurement, operational best practices such as the use of new productivity technologies, and supply chain and network optimization, as well as shared corporate functions such as accounting, treasury, tax, legal, information systems, and human resources.

The Company’s fiscal year ends on the Saturday nearest to June 30th. This resulted in a 52-week year for fiscal 2026, 2025, and 2024. References to “fiscal 2026” are to the 52-week period ended June 27, 2026, references to “fiscal 2025” are to the 52-week period ended June 28, 2025, and references to “fiscal 2024” are to the 52-week period ended June 29, 2024.

Key Factors Affecting Our Business

Our business, our industry and the economy are subject to a number of macroeconomic conditions triggered by developments beyond our control, which can result in reduced demand for our products. The Company and our industry may face challenges related to geopolitical dynamics and other events, which can drive economic volatility, market uncertainty, inflationary pressure, supply chain disruptions, or lower disposable incomes, negatively affecting consumer confidence and discretionary spending. We continue to actively monitor the impacts of the evolving macroeconomic and geopolitical landscape, including dynamic tariff and global trade policies, recovery of any potential tariff refunds, and recent geopolitical events (including the ongoing conflicts in Ukraine and the Middle East), on all aspects of our business. Although we saw little impact from tariffs on our results during fiscal 2026, rapidly evolving tariff and global trade policies and geopolitical dynamics continued to cause uncertainty throughout fiscal 2026. Additionally, recent hostilities and geopolitical tensions, such as the conflict in the Middle East, contributed to significantly higher fuel prices in fiscal 2026. To the extent increasing fuel expenses are not able to be offset by (i) diesel fuel surcharges (which are generally recognized on a one-month lag following changes in fuel prices) and/or (ii) gains on derivative instruments, prolonged high fuel prices could adversely affect our business, financial condition, or results of operations. Further, sustained macroeconomic challenges, whether due to tariffs, rising fuel prices, or otherwise, have in the past and could in the future negatively affect consumer discretionary spending decisions within our customers’ establishments, which could negatively impact our sales and profitability. For further information on the risks posed to our business, please see Item 1A. Risk Factors of this Form 10-K.

We believe that our performance is principally affected by the following key factors:

•
Changing demographic and macroeconomic trends. Excluding the peak years of the COVID-19 pandemic, the share of consumer spending captured by the food-away-from-home industry has increased steadily for several decades. The share increases in periods of increasing employment, rising disposable income, increases in the number of restaurants, and favorable demographic trends, such as smaller household sizes, an increasing number of dual income households, and an aging population base that spends more per capita at foodservice establishments and is adversely impacted when these factors move in the opposite direction. The food-away-from-home industry is also sensitive to national and regional economic conditions, such as changes in consumer spending, changes in consumer confidence, changes in the rate of inflation and fuel prices, supply chain disruptions, and labor shortages.
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

Net Sales

Net sales is equal to gross sales, plus excise taxes, minus sales returns; minus sales incentives that we offer to our customers, such as rebates and discounts that are offsets to gross sales; and certain other adjustments. Our net sales are driven by changes in case volumes, product inflation or deflation that is reflected in the pricing of our products, mix of products sold, and acquisitions.

Gross Profit

Gross profit is equal to our net sales minus our cost of goods sold. Cost of goods sold primarily includes inventory costs (net of vendor rebates and promotional incentives), inbound freight, and remittances of excise tax. Cost of goods sold generally changes as we incur higher or lower costs from our suppliers and as our customer and product mix changes.

Adjusted EBITDA

Management measures operating performance based on our Adjusted EBITDA, defined as net income before interest expense, interest income, income taxes, and depreciation and amortization, further adjusted to exclude certain items that we do not consider part of our core operating results. Such adjustments include certain unusual, non-cash, non-recurring, cost reduction, or other adjustment items permitted in calculating covenant compliance under our ABL Facility and indentures (other than certain pro forma adjustments permitted under our ABL Facility and indentures governing the Notes due 2029, Notes due 2032, and Notes due 2034 relating to the Adjusted EBITDA contribution of acquired entities or businesses prior to the acquisition date). Under our ABL Facility and indentures, our ability to engage in certain activities such as incurring certain additional indebtedness, making certain investments, and making restricted payments is tied to ratios based on Adjusted EBITDA (as defined in the ABL Facility and indentures). Our definition of Adjusted EBITDA may not be the same as similarly titled measures used by other companies.

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

Results of Operations and Adjusted EBITDA

The following table sets forth a summary of our results of operations and Adjusted EBITDA for the periods indicated:

	Fiscal Year Ended			Fiscal 2026		Fiscal 2025
(In millions, except per share data)	June 27, 2026	June 28, 2025	June 29, 2024	Change	%	Change	%
Net sales	$67,839.5	$63,298.9	$58,281.2	$4,540.6	7.2	5,017.7	8.6
Cost of goods sold	59,748.9	55,882.3	51,704.1	3,866.6	6.9	4,178.2	8.1
Gross profit	8,090.6	7,416.6	6,577.1	674.0	9.1	839.5	12.8
Operating expenses	7,203.1	6,600.3	5,750.7	602.8	9.1	849.6	14.8
Operating profit	887.5	816.3	826.4	71.2	8.7	(10.1)	(1.2)
Other expense, net
Interest expense	413.7	358.4	232.2	55.3	15.4	126.2	54.3
Other, net	(12.0)	(0.9)	(2.6)	(11.1)	(1,233.3)	1.7	65.4
Other expense, net	401.7	357.5	229.6	44.2	12.4	127.9	55.7
Income before income taxes	485.8	458.8	596.8	27.0	5.9	(138.0)	(23.1)
Income tax expense	126.5	118.6	160.9	7.9	6.7	(42.3)	(26.3)
Net income (GAAP)	$359.3	$340.2	$435.9	$19.1	5.6	(95.7)	(22.0)
Adjusted EBITDA	$1,929.4	$1,766.9	$1,506.1	$162.5	9.2	260.8	17.3
Weighted-average common shares outstanding:
Basic	155.9	154.8	154.4	1.1	0.7	0.4	0.3
Diluted	157.0	156.4	156.0	0.6	0.4	0.4	0.3
Earnings per common share:
Basic	$2.30	$2.20	$2.82	$0.10	4.5	$(0.62)	(22.0)
Diluted	$2.29	$2.18	$2.79	$0.11	5.0	$(0.61)	(21.9)

We believe that the most directly comparable GAAP measure to Adjusted EBITDA is net income. The following table reconciles Adjusted EBITDA to net income for the periods presented:

	Fiscal Year Ended
(In millions)	June 27, 2026	June 28, 2025	June 29, 2024
Net income (GAAP)	$359.3	$340.2	$435.9
Interest expense	413.7	358.4	232.2
Income tax expense	126.5	118.6	160.9
Depreciation	541.9	455.3	355.2
Amortization of intangible assets	272.0	262.6	201.5
Change in LIFO reserve (1)	101.1	88.1	62.3
Stock-based compensation expense	51.5	47.8	41.9
(Gain) loss on fuel derivatives	(9.5)	0.2	(1.8)
Acquisition, integration & reorganization expenses (2)	40.0	87.8	23.7
Other adjustments (3)	32.9	7.9	(5.7)
Adjusted EBITDA (Non-GAAP)	$1,929.4	$1,766.9	$1,506.1
(1)
Includes increases in the last-in-first-out (“LIFO”) reserve of $4.4 million for Foodservice and $96.7 million for Convenience for fiscal 2026 compared to increases of $6.6 million for Foodservice and $81.5 million for Convenience for fiscal 2025 and increases of $3.8 million for Foodservice and $58.5 million for Convenience for fiscal 2024.
(2)
Includes professional fees and other costs related to in-progress, completed, and abandoned acquisitions, costs of integrating certain of our facilities, and facility closing costs.
(3)
Includes a $3.8 million gain on the sale of a Foodservice warehouse facility in fiscal 2025 and an $8.1 million gain on the sale of a Foodservice warehouse facility in fiscal 2024, as well as amounts related to certain litigation-related accruals, professional fees related to the modification of debt, franchise tax expense, gains and losses on disposals of fixed assets, foreign currency transaction gains and losses, insurance proceeds due to hurricane and other weather-related events, favorable and unfavorable leases, and other adjustments permitted by our ABL Facility. Additionally, for the fiscal year ended June 27, 2026, Other adjustments includes $20.2 million of legal and professional fees incurred in connection with shareholder activism and the clean team agreement with US Foods Holding Corp.

Consolidated Results of Operations

Fiscal year ended June 27, 2026 compared to fiscal year ended June 28, 2025

Net Sales

Net sales growth is primarily a function of acquisitions, case growth, pricing, including product inflation/deflation, and a changing mix of customers, channels, and product categories sold. Net sales increased $4.5 billion, or 7.2%, in fiscal 2026 compared to fiscal 2025, primarily driven by an increase in organic cases sold, including a favorable shift in mix of cases sold, acquisitions, including the acquisition of Cheney Bros., Inc. (the “Cheney Brothers Acquisition”), and an increase in selling price per case as a result of inflation. Total case volume increased 5.1% during fiscal 2026 compared to fiscal 2025. Total organic case volume increased 2.8% in fiscal 2026 compared to the prior fiscal year. Total organic case volume benefited from a 5.9% increase in organic independent cases sold during fiscal 2026, including growth in Performance Brands cases and growth in cases sold to Foodservice’s chain business. The overall rate of product cost inflation was approximately 4.5% for fiscal 2026.

Gross Profit

Gross profit increased $674.0 million, or 9.1%, in fiscal 2026 compared to fiscal 2025 primarily due to growth and mix of cases sold, including growth in the independent channel, which generates higher gross profit due to additional services provided, acquisitions, including the Cheney Brothers Acquisition, and vendor rebates and promotional incentives.

Operating Expenses

Operating expenses increased $602.8 million, or 9.1%, for fiscal 2026 compared to fiscal 2025 primarily driven by a $227.3 million increase in personnel expenses related to salaries and wages, commissions, and benefits, additional operating expenses as a result of acquisitions, including $156.4 million related to the Cheney Brothers Acquisition, a $57.1 million increase in depreciation and amortization expense mainly driven by an increase in transportation equipment and facilities under finance leases, a $47.6 million increase in fuel expense due to higher fuel prices and miles driven as a result of new business, $20.2 million in legal and professional fees incurred in connection with shareholder activism and the clean team agreement with US Foods Holding Corp., and a $13.3 million increase in insurance expense related to auto insurance and workers’ compensation.

Net Income

Net income increased $19.1 million, or 5.6%, for fiscal 2026 compared to fiscal 2025 primarily driven by increases in gross profit and other income due to gains on fuel collars, partially offset by increases in operating expenses and interest expense. The increase in interest expense was primarily the result of an increase in the average borrowings, including finance lease obligations, during fiscal 2026 compared to the prior fiscal year.

The Company reported income tax expense of $126.5 million for fiscal 2026 compared to $118.6 million for fiscal 2025. Our effective tax rate for fiscal 2026 was 26.0% compared to 25.8% for the prior fiscal year. The effective tax rate differed from the prior year primarily due to a decrease in income tax credits net of valuation allowance established, partially offset by state income tax credits and favorable tax planning initiatives.

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

The following tables set forth net sales and Adjusted EBITDA by reportable segment and the reconciling items for Corporate & All Other and eliminations for the periods indicated (dollars in millions):

Net Sales

	Fiscal Year Ended
				Fiscal 2026		Fiscal 2025
	June 27, 2026	June 28, 2025	June 29, 2024	Change	%	Change	%
Foodservice	$36,560.3	$33,646.1	$29,061.5	$2,914.2	8.7	$4,584.6	15.8
Convenience	25,965.2	24,507.5	24,177.0	1,457.7	5.9	330.5	1.4
Specialty	5,056.6	4,905.0	4,789.8	151.6	3.1	115.2	2.4
Total segments	$67,582.1	$63,058.6	$58,028.3	$4,523.5	7.2	$5,030.3	8.7
Corporate & All Other	1,003.9	955.0	909.2	48.9	5.1	45.8	5.0
Intersegment eliminations	(746.5)	(714.7)	(656.3)	(31.8)	(4.4)	(58.4)	(8.9)
Total net sales	$67,839.5	$63,298.9	$58,281.2	$4,540.6	7.2	$5,017.7	8.6

Segment Adjusted EBITDA

	Fiscal Year Ended
				Fiscal 2026		Fiscal 2025
	June 27, 2026	June 28, 2025	June 29, 2024	Change	%	Change	%
Foodservice	$1,293.0	$1,221.6	$982.2	$71.4	5.8	$239.4	24.4
Convenience	475.4	407.3	363.6	68.1	16.7	43.7	12.0
Specialty	360.4	348.2	340.6	12.2	3.5	7.6	2.2
Total segments	$2,128.8	$1,977.1	$1,686.4	$151.7	7.7	$290.7	17.2
Corporate & All Other	(199.4)	(210.2)	(180.3)	10.8	5.1	(29.9)	(16.6)
Total Adjusted EBITDA	$1,929.4	$1,766.9	$1,506.1	$162.5	9.2	$260.8	17.3

Segment Results—Foodservice

Fiscal year ended June 27, 2026 compared to fiscal year ended June 28, 2025

Net Sales

Net sales for Foodservice increased $2.9 billion, or 8.7%, from fiscal 2025 to fiscal 2026 driven primarily by acquisitions, including the Cheney Brothers Acquisition, in addition to organic case volume growth and an increase in selling price per case as a result of inflation. The Cheney Brothers Acquisition contributed $3.7 billion in net sales for fiscal 2026 compared to $2.7 billion for fiscal 2025. Total case growth for Foodservice was 6.6% in fiscal 2026 compared to the prior fiscal year. Total independent case growth was 10.2% in fiscal 2026 compared to the prior fiscal year. Securing new, and expanding business with, independent customers resulted in organic independent case growth of 5.9% in fiscal 2026 compared to the prior fiscal year. For fiscal 2026, independent sales as a percentage of total Foodservice sales were 42.1%.

Segment Adjusted EBITDA

Adjusted EBITDA for Foodservice increased $71.4 million, or 5.8%, from fiscal 2025 to fiscal 2026. This increase was the result of an increase in gross profit, partially offset by an increase in operating expenses. Gross profit contributing to Foodservice’s Adjusted EBITDA increased $500.9 million, or 10.2% in fiscal 2026 compared to the prior fiscal year primarily due to acquisitions, including the Cheney Brothers Acquisition, growth in cases sold, and a favorable shift in mix of cases sold, including more Performance Brands products sold to our independent customers. The Cheney Brothers Acquisition contributed an additional $142.8 million of gross profit impacting Adjusted EBITDA in fiscal 2026. Operating expenses impacting Foodservice’s Adjusted EBITDA increased by $430.7 million, or 11.7%, from fiscal 2025 to fiscal 2026 primarily as a result of a $181.9 million increase in personnel expenses related to salaries and wages, commissions, and benefits, additional operating expenses as a result of acquisitions, including $123.5 million related to the Cheney Brothers Acquisition, a $35.5 million increase in fuel expense due to higher fuel prices and miles driven as a result of new business, and a $28.2 million increase in insurance expense related to auto insurance and workers’ compensation.

Depreciation and amortization of intangible assets recorded in this segment increased from $448.5 million in fiscal 2025 to $546.2 million in fiscal 2026 primarily as a result of the Cheney Brothers Acquisition and an increase in transportation equipment and facilities under finance leases. The Cheney Brothers Acquisition contributed an additional $29.7 million in depreciation and amortization in fiscal 2026 compared to the prior fiscal year.

Segment Results—Convenience

Fiscal year ended June 27, 2026 compared to fiscal year ended June 28, 2025

Net Sales

Net sales for Convenience increased $1.5 billion, or 5.9%, from fiscal 2025 to fiscal 2026 driven primarily by case volume growth due to the addition of new chain customers and an acquisition completed in the fourth quarter of fiscal 2025 and inflation in selling price per case, partially offset by a mix shift from cigarettes to alternative nicotine products. Total Convenience cases sold increased 4.8% in fiscal 2026 compared to the prior fiscal year. Securing new chain customers resulted in an organic increase of 4.5% in Convenience cases sold in fiscal 2026 compared to the prior fiscal year.

Segment Adjusted EBITDA

Adjusted EBITDA for Convenience increased $68.1 million, or 16.7%, from fiscal 2025 to fiscal 2026 as a result of an increase in gross profit, partially offset by an increase in operating expenses. Gross profit contributing to Convenience’s Adjusted EBITDA increased $115.7 million, or 7.0%, for fiscal 2026 compared to the prior fiscal year primarily due to growth in cases sold, vendor rebates and promotional incentives, inventory holding gains, and income earned from manufacturers for distribution and related services. Operating expenses impacting Convenience’s Adjusted EBITDA, increased $48.9 million, or 3.9%, for fiscal 2026 compared to the prior fiscal year primarily as a result of a $27.7 million increase in personnel expenses related to salaries and benefits to support case volume growth from the addition of new chain customers, an $8.9 million increase in fuel expense due to higher fuel prices and miles driven as a result of new business, and $7.4 million in additional operating expenses as the result of an acquisition completed in the fourth quarter of fiscal 2025.

Depreciation and amortization of intangible assets recorded in this segment increased from $157.7 million in fiscal 2025 to $164.7 million in fiscal 2026.

Segment Results—Specialty

Fiscal year ended June 27, 2026 compared to fiscal year ended June 28, 2025

Net Sales

Net sales for Specialty increased $151.6 million, or 3.1%, from fiscal 2025 to fiscal 2026 primarily driven by an increase in selling price per case due to inflation as well as changes in channel mix, with growth in all channels except theater. Specialty cases sold decreased 0.6% in fiscal 2026 compared to the prior year period due to declines in the theater and value stores channels, partially offset by growth in the vending, retail, campus, and office coffee service channels.

Segment Adjusted EBITDA

Adjusted EBITDA for Specialty increased $12.2 million, or 3.5%, from fiscal 2025 to fiscal 2026 as a result of an increase in gross profit, partially offset by an increase in operating expenses. Gross profit contributing to Specialty’s Adjusted EBITDA increased $31.1 million, or 3.5%, in fiscal 2026 compared to fiscal 2025 primarily driven by favorable channel sales mix and vendor rebates and promotional incentives. Operating expenses impacting Specialty’s Adjusted EBITDA increased $19.1 million, or 3.6%, in fiscal 2026 compared to the prior fiscal year primarily due to a $8.8 million increase in personnel expenses related to wages and benefits, a $5.3 million increase in outbound freight expense primarily from small parcel volume, and a $2.4 million increase in fuel expense primarily due to higher fuel prices.

Depreciation and amortization of intangible assets recorded in this segment decreased from $54.6 million in fiscal 2025 to $53.7 million in fiscal 2026.

Liquidity and Capital Resources

We have historically financed our operations and growth primarily with cash flows from operations, borrowings under our ABL Facility, operating and finance leases, and normal trade credit terms. We have typically funded our acquisitions with additional borrowings under our ABL Facility and occasionally with the net proceeds from the issuances of senior notes and/or equity. Our borrowing levels are subject to seasonal fluctuations, as well as procurement and acquisition activities. We borrow under our ABL Facility or pay it down regularly based on our cash flows from operating and investing activities. Our practice is to minimize interest expense while maintaining sufficient liquidity.

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

We are exposed to interest rate risk related to changes in interest rates for borrowings under our ABL Facility. To add stability to interest expense and manage our exposure to interest rate movements, we enter into interest rate swap agreements. These swaps are designated as cash flow hedges and involve the receipt of variable-rate amounts from a counterparty in exchange for making fixed-rate payments. As of June 27, 2026, $150.0 million of the outstanding ABL Facility balance is hedged under interest rate swaps, which results in 73% of our total debt outstanding, including finance lease obligations, being fixed-rate debt.

On May 27, 2025, the Board of Directors authorized a new share repurchase program for up to $500 million of the Company’s outstanding common stock. This authorization replaced the previously authorized $300 million share repurchase program. The new share repurchase program has an expiration date of May 27, 2029. Repurchases of the Company’s outstanding common stock will be made in accordance with applicable securities laws and may be made at management’s discretion from time to time in the open market, through privately negotiated transactions or otherwise, including pursuant to Rule 10b5-1 trading plans. The share repurchase program may be amended, suspended or discontinued at any time at the Board’s discretion, and does not commit the Company to repurchase any specified number of shares of its common stock. The actual timing, number and value of the shares to be purchased under the program will be determined by the Company at its discretion and will depend on a number of factors, including the performance of the Company’s stock price, general market and other conditions, applicable legal requirements and compliance with the terms of the Company’s outstanding indebtedness. During the fiscal year ended June 27, 2026, the Company repurchased and subsequently retired less than 0.1 million shares of common stock, for a total of $1.5 million or an average cost of $83.12 per share. As of June 27, 2026, $498.5 million remained available for additional share repurchases under the program.

Under the previous share repurchase program, during the fiscal year ended June 28, 2025, the Company repurchased and subsequently retired 0.8 million shares of common stock, for a total cost of $57.6 million or an average cost of $75.53 per share. Also under the previous share repurchase program, during the fiscal year ended June 29, 2024, the Company repurchased and subsequently retired 1.3 million shares of common stock, for a total of $78.1 million or an average cost of $58.83 per share.

Our contractual cash requirements over the next twelve months and beyond relate to our long-term debt and associated interest payments, operating and finance leases, and purchase obligations. For information regarding the Company’s expected cash requirements related to long-term debt and operating and finance leases, see Note 8. Debt and Note 12. Leases, respectively, within the Notes to Consolidated Financial Statements included in Item 8. As of June 27, 2026, the Company had total purchase obligations of $193.2 million, which includes agreements for purchases related to capital projects and services in the normal course of business, for which all significant terms have been confirmed, as well as a minimum amount due for various Company meetings and conferences. Purchase obligations also include amounts committed to various capital projects in process or scheduled to be completed in the coming fiscal years. Included in the total purchase obligations above are commitments of $68.9 million for capital projects related to warehouse expansion and improvements and warehouse equipment. The Company anticipates using cash flows from operations or borrowings under the ABL Facility to fulfill these commitments. Amounts due under these agreements were not included in the Company’s consolidated balance sheet as of June 27, 2026.

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

We believe that our cash flows from operations and available borrowing capacity will be sufficient to meet our anticipated cash requirements over the next twelve months and beyond, to maintain sufficient liquidity for normal operating purposes, and to fund capital expenditures.

At June 27, 2026, our cash balance totaled $103.1 million, including restricted cash of $10.7 million, as compared to a cash balance totaling $86.7 million, including restricted cash of $8.2 million, at June 28, 2025.

Operating Activities

Fiscal year ended June 27, 2026 compared to fiscal year ended June 28, 2025

During fiscal 2026 and fiscal 2025, our operating activities provided cash flow of $1,413.7 million and $1,210.1 million, respectively. The increase in cash flows provided by operating activities in fiscal 2026 compared to fiscal 2025 was largely driven by higher cash-based operating income and income tax refunds of $52.3 million received during fiscal 2026, partially offset by advanced purchases of inventory to take advantage of preferred pricing.

Investing Activities

Fiscal year ended June 27, 2026 compared to fiscal year ended June 28, 2025

Cash used in investing activities totaled $772.5 million in fiscal 2026 compared to $3,089.0 million in fiscal 2025. These investments consisted primarily of net cash paid for recent acquisitions of $383.4 million and $2,596.4 million for fiscal years 2026 and 2025, respectively, along with capital purchases of property, plant, and equipment of $384.1 million and $506.0 million for fiscal years 2026 and 2025, respectively. In fiscal 2026, purchases of property, plant, and equipment primarily consisted of outlays for warehouse improvements and expansions, warehouse equipment, transportation equipment, and information technology. The following table presents the capital purchases of property, plant, and equipment by segment.

	Fiscal Year Ended
(In millions)	June 27, 2026	June 28, 2025	June 29, 2024
Foodservice	$259.0	$382.7	$260.1
Convenience	47.2	59.0	43.7
Specialty	14.9	33.3	53.8
Corporate & All Other	63.0	31.0	38.0
Total capital purchases of property, plant and equipment	$384.1	$506.0	$395.6

Financing Activities

During fiscal 2026, cash used in financing activities totaled $624.8 million, which consisted primarily of the repayment of the $1.1 billion aggregate principal amount of the 5.500% Senior Notes due 2027, $384.0 million in net repayments under our ABL Facility, $241.6 million in payments under finance lease obligations, and $1.5 million in repurchases of common stock, partially offset by $1.1 billion in cash received from the issuance and sale of the Notes due 2034.

During fiscal 2025, our financing activities provided cash flow of $1,937.9 million, which consisted primarily of $1,194.2 million in net borrowings under our ABL Facility and $1.0 billion in cash received from the issuance and sale of the Notes due 2032, partially offset by $188.0 million in payments under finance lease obligations, and $57.6 million in repurchases of common stock.

The Company’s financing arrangements as of June 27, 2026 are described in Note 8. Debt within the Notes to Consolidated Financial Statements included in Item 8. As of June 27, 2026, the Company was in compliance with all of the covenants under the ABL Facility and the indentures governing the Notes due 2029, the Notes due 2032, and the Notes due 2034.

Total Assets by Segment

Total assets by segment discussed below exclude intercompany receivables between segments.

Total assets for Foodservice increased $693.0 million from $11.3 billion as of June 28, 2025 to $12.0 billion as of June 27, 2026, primarily due to recent acquisitions within the segment, increases in inventory, and increases in property, plant, and equipment through additional transportation equipment under finance leases.

Total assets for Convenience increased $184.7 million from $4.3 billion as of June 28, 2025 to $4.5 billion as of June 27, 2026, primarily due to increases in inventory through advanced purchases to take advantage of preferred pricing and increases in property, plant, and equipment through additional transportation equipment under finance leases, partially offset by decreases in intangible assets due to normal amortization.

Total assets for Specialty increased $36.7 million from $1,586.9 million as of June 28, 2025 to $1,623.6 million as of June 27, 2026, primarily driven by increases in accounts receivable, partially offset by decreases in property, plant, and equipment due to normal depreciation and decreases in right-of-use assets due to normal amortization.

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

Accounts Receivable

Accounts receivable are comprised of trade receivables from customers in the ordinary course of business, are recorded at the invoiced amount, adjusted for any discounts granted to customers, and primarily do not bear interest. Accounts receivable also includes other receivables primarily related to various rebates and promotional incentives with our suppliers. Receivables are recorded net of the allowance for credit losses on the accompanying consolidated balance sheets. We evaluate the collectability of our accounts receivable based on a combination of factors. We regularly analyze our significant customer accounts, and when we become aware of a specific customer’s inability to meet its financial obligations to us, such as bankruptcy filings or deterioration in the customer’s operating results or financial position, we record a specific reserve for bad debt to reduce the related receivable to the amount we reasonably believe is collectible. We also record reserves for bad debt for other customers based on a variety of factors, including the length of time the receivables are past due, macroeconomic considerations, and historical experience. If circumstances related to specific customers change, our estimates of the recoverability of receivables could be further adjusted.

Inventory Valuation

Our inventories consist primarily of food and non-food products. The Company values inventories at the lower of cost or net realizable value using the first-in, first-out (“FIFO”) method, weighted average cost method, and LIFO method. For its LIFO based inventory, the Company utilizes the link chain technique of the dollar value method. FIFO was used for approximately 54.4%, LIFO was used for approximately 38.6%, and weighted average costing was used for approximately 7.0% of total inventories at June 27, 2026. We adjust our inventory balances for slow-moving, excess, and obsolete inventories. These adjustments are based upon inventory category, inventory age, specifically identified items, and overall economic conditions.

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

Vendor Rebates and Promotional Incentives

We participate in various rebates and promotional incentives with our suppliers, either unilaterally or in combination with purchasing cooperatives and other procurement partners, that consist primarily of volume and growth rebates, annual and multi-year incentives, and promotional programs. Consideration received under these incentives is generally recorded as a reduction of cost of goods sold. However, as described below, in certain limited circumstances the consideration is recorded as a reduction of operating expenses incurred by us. Consideration received may be in the form of cash and/or invoice deductions. Changes in the estimated amount of incentives to be received are treated as changes in estimates and are recognized in the period of change.

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

During fiscal 2026, fiscal 2025, and fiscal 2024, we performed the step zero analysis for our goodwill impairment test and no further quantitative impairment test was deemed necessary for our reporting units within our reportable segments. Based on our assessment, there were no impairments recorded in fiscal 2026, 2025, or fiscal 2024.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

All of our market sensitive instruments are entered into for purposes other than trading. Our market risks consist primarily of interest rate risk and fuel price risk.

Interest Rate Risk

We are exposed to interest rate risk related to changes in interest rates for borrowings under our ABL Facility. Although we hedge a portion of our interest rate risk through interest rate swaps, any borrowings under our ABL Facility in excess of the notional amount of the swaps will be subject to variable interest rates.

As of June 27, 2026, our subsidiary, Performance Food Group, Inc., had two interest rate swaps with a combined notional value of $150.0 million that were designated as cash flow hedges of interest rate risk. See Note 9. Derivatives and Hedging Activities within the Notes to Consolidated Financial Statements included in Item 8 for further discussion of these interest rate swaps.

The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction impacts earnings. Amounts reported in accumulated other comprehensive income on the consolidated statements of comprehensive income related to derivatives will be reclassified to interest expense on the consolidated statements of operations as hedged interest payments are made on our debt. During the next twelve months, we estimate that gains of approximately $0.9 million will be reclassified as a decrease to interest expense.

Based on the fair values of these interest rate swaps as of June 27, 2026, a hypothetical 100 bps decrease in SOFR would result in a loss of $2.0 million and a hypothetical 100 bps increase in SOFR would result in a gain of $2.0 million within accumulated other comprehensive income.

Assuming an average daily balance on our ABL Facility of approximately $2.0 billion, approximately $150.0 million of our outstanding long-term debt is fixed through interest rate swap agreements over the next twelve months and approximately $1.8 billion represents variable-rate debt. A hypothetical 100 bps increase in SOFR on our variable-rate debt would lead to an increase of approximately $18.2 million in annual interest expense.

Fuel Price Risk

We seek to minimize the effect of higher diesel fuel costs both by reducing fuel usage and by taking action to offset higher fuel prices. We reduce usage by designing more efficient truck routes and by increasing miles per gallon through on-board computers that monitor and adjust idling time and maximum speeds and through other technologies. We seek to manage fuel prices through diesel fuel surcharges to our customers (which are generally recognized on a one-month lag behind changes in fuel prices) and through the use of costless collars or swaps.

As of June 27, 2026, we had collars in place for approximately 5% of the gallons we expect to use over the twelve months following June 27, 2026. Any changes in fair value are recorded in the period of the change as gains or losses on fuel hedging instruments within other, net on the consolidated statements of operations. A hypothetical 10% increase or decrease in expected diesel fuel prices would result in an immaterial gain or loss for these derivative instruments. As a result of the significant increase in fuel prices during fiscal year 2026, the Company recognized a gain of $9.5 million related to changes in the fair value of fuel collars. Subsequent to June 27, 2026, the Company entered into a swap for an additional 15% of the gallons we expect to use over the twelve months following June 27, 2026.

Our fuel purchases are subject to fluctuations in market prices. Using published market price projections for diesel and estimates of fuel consumption expected over the next twelve months, a 10% hypothetical increase in diesel prices from the market price would result in a potential increase of approximately $43.9 million in annual fuel costs within operating expenses, which would be partially offset by fuel surcharges passed through to our customers, generally on a one-month lag, and gains on our fuel collar and swap derivative instruments.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

Audited Consolidated Financial Statements as of June 27, 2026 and June 28, 2025 and for the fiscal years ended June 27, 2026, June 28, 2025, and June 29, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Performance Food Group Company

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Performance Food Group Company and subsidiaries (the “Company”) as of June 27, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 27, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 27, 2026, of the Company and our report dated August 12, 2026, expressed an unqualified opinion on those financial statements.

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

August 12, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Performance Food Group Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Performance Food Group Company and subsidiaries (the “Company”) as of June 27, 2026 and June 28, 2025, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the fiscal years in the period ended June 27, 2026, June 28, 2025, and June 29, 2024, and the related notes and the schedule listed in the Index at Item 8, (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 27, 2026 and June 28, 2025, and the results of its operations and its cash flows for each of the fiscal years ended June 27, 2026, June 28, 2025, and June 29, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 27, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 12, 2026, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Vendor Rebates and Promotional Incentives – Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company receives various rebates and promotional incentives from its suppliers, which consist of primarily volume rebates, as well as growth rebates, annual and multi-year incentives, and promotional programs. Consideration received for these incentives are recorded as a reduction of cost of goods sold. The Company systematically and rationally allocates the consideration for these incentives to each of the underlying transactions that results in progress by the Company towards earning the incentives. If the incentives are not probable and reasonably estimable, the Company records the incentives as the underlying objectives are achieved. The Company records annual and multi-year incentives when earned, generally over the agreement period as stipulated in individual contracts. The Company primarily uses current and historical purchasing data in estimating whether the underlying objectives or milestones will be achieved.

Auditing the volume based vendor rebates involved significant audit effort to evaluate whether vendor consideration is recorded in accordance with the terms of the vendor agreements.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to volume based vendor rebates included the following, among others:

•
We tested the effectiveness of the controls over vendor rebates, including controls over the completeness and accuracy of the programs and related purchasing data.

•
We selected a sample of recorded vendor receivables and (1) sent confirmations directly to vendors to confirm the incentive amount and the terms of the executed agreement (2) tested for subsequent cash collections (3) recalculated the incentive amount using the terms of the executed vendor agreement and (4) tested adjustments to vendor incentives to assess management’s initial estimate.
•
We obtained an understanding of the types of vendor rebates the Company receives, and the Company’s accounting policies related to these incentives. Based on that understanding, we performed substantive analytical procedures by developing an independent estimate for each type of incentive and compared our estimate to the amount recorded by management as a reduction of cost of goods sold.
•
We performed a monthly margin analysis whereby we compared margins generated in prior periods to identify anomalies in margin. We investigated significant variances from the same periods in prior years.

/s/ DELOITTE & TOUCHE LLP

Richmond, Virginia

August 12, 2026

We have served as the Company’s auditor since 2007.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)	As of June 27, 2026	As of June 28, 2025
ASSETS
Current assets:
Cash	$92.4	$78.5
Accounts receivable, less allowances of $71.4 and $69.0	3,054.3	2,833.0
Inventories, net	4,333.0	3,887.7
Income taxes receivable	69.5	96.2
Prepaid expenses and other current assets	259.9	239.7
Total current assets	7,809.1	7,135.1
Goodwill	3,565.0	3,480.1
Other intangible assets, net	1,544.6	1,688.5
Property, plant and equipment, net	4,784.9	4,458.7
Operating lease right-of-use assets	898.5	933.8
Other assets	247.0	185.0
Total assets	$18,849.1	$17,881.2
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable and outstanding checks in excess of deposits	3,693.4	3,165.3
Accrued expenses and other current liabilities	1,091.4	1,025.9
Finance lease obligations—current installments	265.4	221.9
Operating lease obligations—current installments	108.5	104.5
Total current liabilities	5,158.7	4,517.6
Long-term debt	5,006.8	5,388.8
Deferred income tax liability, net	974.8	887.1
Finance lease obligations, excluding current installments	1,537.2	1,379.9
Operating lease obligations, excluding current installments	864.6	900.7
Other long-term liabilities	407.7	334.7
Total liabilities	13,949.8	13,408.8
Commitments and contingencies (Note 15)
Shareholders’ equity:
Common Stock: $0.01 par value per share, 1.0 billion shares authorized, 156.1 million shares issued and outstanding as of June 27, 2026; 154.9 million shares issued and outstanding as of June 28, 2025	1.6	1.5
Additional paid-in capital	2,899.0	2,831.0
Accumulated other comprehensive loss, net of tax benefit of $1.1 and $0.9	(3.7)	(3.2)
Retained earnings	2,002.4	1,643.1
Total shareholders’ equity	4,899.3	4,472.4
Total liabilities and shareholders’ equity	$18,849.1	$17,881.2

See accompanying notes to consolidated financial statements, which are an integral part of these audited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)	Fiscal Year Ended June 27, 2026	Fiscal Year Ended June 28, 2025	Fiscal Year Ended June 29, 2024
Net sales	$67,839.5	$63,298.9	$58,281.2
Cost of goods sold	59,748.9	55,882.3	51,704.1
Gross profit	8,090.6	7,416.6	6,577.1
Operating expenses	7,203.1	6,600.3	5,750.7
Operating profit	887.5	816.3	826.4
Other expense, net:
Interest expense	413.7	358.4	232.2
Other, net	(12.0)	(0.9)	(2.6)
Other expense, net	401.7	357.5	229.6
Income before taxes	485.8	458.8	596.8
Income tax expense	126.5	118.6	160.9
Net income	$359.3	$340.2	$435.9
Weighted-average common shares outstanding:
Basic	155.9	154.8	154.4
Diluted	157.0	156.4	156.0
Earnings per common share:
Basic	$2.30	$2.20	$2.82
Diluted	$2.29	$2.18	$2.79

See accompanying notes to consolidated financial statements, which are an integral part of these audited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)	Fiscal Year Ended June 27, 2026	Fiscal Year Ended June 28, 2025	Fiscal Year Ended June 29, 2024
Net income	$359.3	$340.2	$435.9
Other comprehensive income (loss), net of tax
Interest rate swaps:
Change in fair value, net of tax	1.3	(1.3)	3.4
Reclassification adjustment, net of tax	(0.7)	(5.9)	(12.0)
Foreign currency translation adjustment, net of tax	(1.1)	—	(1.4)
Other comprehensive loss	(0.5)	(7.2)	(10.0)
Total comprehensive income	$358.8	$333.0	$425.9

See accompanying notes to consolidated financial statements, which are an integral part of these audited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Shareholders’
(In millions)	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance as of July 1, 2023	154.5	$1.5	2,863.0	14.0	867.0	3,745.5
Net income	—	—	—	—	435.9	435.9
Interest rate swaps	—	—	—	(8.6)	—	(8.6)
Foreign currency translation adjustment	—	—	—	(1.4)	—	(1.4)
Issuance of common stock under stock-based compensation plans	0.8	—	(19.3)	—	—	(19.3)
Issuance of common stock under employee stock purchase plan	0.2	—	15.5	—	—	15.5
Common stock repurchased	(1.3)	—	(78.1)	—	—	(78.1)
Stock-based compensation expense	—	—	37.4	—	—	37.4
Balance as of June 29, 2024	154.2	$1.5	$2,818.5	$4.0	$1,302.9	$4,126.9
Net income	—	—	—	—	340.2	340.2
Interest rate swaps	—	—	—	(7.2)	—	(7.2)
Issuance of common stock under stock-based compensation plans	1.1	—	(7.7)	—	—	(7.7)
Issuance of common stock under employee stock purchase plan	0.4	—	32.7	—	—	32.7
Common stock repurchased	(0.8)	—	(57.6)	—	—	(57.6)
Stock-based compensation expense	—	—	45.1	—	—	45.1
Balance as of June 28, 2025	154.9	$1.5	$2,831.0	$(3.2)	$1,643.1	$4,472.4
Net income	—	—	—	—	359.3	359.3
Interest rate swaps	—	—	—	0.6	—	0.6
Foreign currency translation adjustment	—	—	—	(1.1)	—	(1.1)
Issuance of common stock under stock-based compensation plans	0.8	0.1	(18.9)	—	—	(18.8)
Issuance of common stock under employee stock purchase plan	0.4	—	36.9	—	—	36.9
Common stock repurchased	—	—	(1.5)	—	—	(1.5)
Stock-based compensation expense	—	—	51.5	—	—	51.5
Balance as of June 27, 2026	156.1	$1.6	$2,899.0	$(3.7)	$2,002.4	$4,899.3

See accompanying notes to consolidated financial statements, which are an integral part of these audited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)	Fiscal Year Ended June 27, 2026	Fiscal Year Ended June 28, 2025	Fiscal Year Ended June 29, 2024
Cash flows from operating activities:
Net income	$359.3	$340.2	$435.9
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	541.9	455.3	355.2
Amortization of intangible assets	272.0	262.6	201.5
Amortization of deferred financing costs	12.5	12.6	10.5
Provision for losses on accounts receivables	22.2	22.7	19.8
Change in LIFO reserve	101.1	88.1	62.3
Stock-based compensation expense	51.5	47.8	41.9
Deferred income tax expense (benefit)	92.0	(0.2)	10.7
Loss on extinguishment of debt	2.1	—	0.9
Change in fair value of derivative assets and liabilities	(3.7)	(0.8)	(4.1)
Other non-cash activities	4.6	2.5	(2.4)
Changes in operating assets and liabilities, net
Accounts receivable	(199.3)	(151.9)	(81.1)
Inventories	(483.4)	(337.9)	37.7
Income taxes receivable	26.7	(17.5)	(29.9)
Prepaid expenses and other assets	(19.9)	56.6	(95.8)
Trade accounts payable and outstanding checks in excess of deposits	500.3	372.7	124.0
Accrued expenses and other liabilities	133.8	57.3	75.9
Net cash provided by operating activities	1,413.7	1,210.1	1,163.0
Cash flows from investing activities:
Purchases of property, plant and equipment	(384.1)	(506.0)	(395.6)
Purchase of intangible assets	(9.6)	—	—
Net cash paid for acquisitions	(383.4)	(2,596.4)	(307.7)
Proceeds from sale of property, plant and equipment and other	4.6	13.4	20.6
Net cash used in investing activities	(772.5)	(3,089.0)	(682.7)
Cash flows from financing activities:
Net (payments) borrowings under ABL Facility	(384.0)	1,194.2	6.8
Borrowing of Notes due 2034	1,060.0	—	—
Borrowing of Notes due 2032	—	1,000.0	—
Repayment of Notes due 2027	(1,060.0)	—	—
Repayment of Notes due 2025	—	—	(275.0)
Cash paid for debt issuance, extinguishment, and creditor fees for debt modification	(5.7)	(34.2)	—
Payments under finance lease obligations	(241.6)	(188.0)	(122.2)
Net cash paid for acquisitions	(10.1)	(1.5)	—
Proceeds from employee stock purchase plan	36.9	32.7	15.5
Proceeds from exercise of stock options	6.4	11.1	2.2
Cash paid for shares withheld to cover taxes	(25.2)	(18.8)	(21.5)
Repurchases of common stock	(1.5)	(57.6)	(78.1)
Other financing activities	—	—	(0.3)
Net cash (used in) provided by financing activities	(624.8)	1,937.9	(472.6)
Net increase in cash and restricted cash	16.4	59.0	7.7
Cash and restricted cash, beginning of period	86.7	27.7	20.0
Cash and restricted cash, end of period	$103.1	$86.7	$27.7

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

(In millions)	As of June 27, 2026	As of June 28, 2025
Cash	$92.4	$78.5
Restricted cash(1)	10.7	8.2
Total cash and restricted cash	$103.1	$86.7
(1)
Restricted cash is reported within other assets and represents the amounts required by insurers to collateralize a part of the deductibles for the Company’s workers’ compensation and liability claims along with cash required by a healthcare benefits and claims administration arrangement to maintain a healthcare imprest account for eligible healthcare expenses.

Supplemental disclosures of cash flow information are as follows:

(In millions)	Fiscal Year Ended June 27, 2026	Fiscal Year Ended June 28, 2025	Fiscal Year Ended June 29, 2024
Cash paid during the year for:
Interest (net of amounts capitalized)	$399.0	$344.4	$242.1
Income taxes (net of refunds received)	8.5	129.7	177.1

See accompanying notes to consolidated financial statements, which are an integral part of these audited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Business Activities

Business Overview

Performance Food Group Company (the “Company”), through its subsidiaries, markets and distributes primarily national and company-branded food and food-related products to customer locations across North America. The Company serves both of the major customer types in the restaurant industry: (i) independent customers, and (ii) multi-unit, or chain customers, which include some of the most recognizable family and casual dining restaurant chains, as well as schools, business and industry locations, healthcare facilities, and retail establishments. The Company also specializes in distributing candy, snacks, beverages, cigarettes, alternative nicotine products, health and beauty care products and other items to vending distributors, big-box retailers, theaters, convenience stores, drug stores, grocery stores, travel providers, hospitality providers, and direct to consumers.

Fiscal Years

The Company’s fiscal year ends on the Saturday nearest to June 30th, resulting in 52-week fiscal years for fiscal 2026, 2025, and 2024. References to “fiscal 2026” are to the 52-week period ended June 27, 2026, references to “fiscal 2025” are to the 52-week period ended June 28, 2025, and references to “fiscal 2024” are to the 52-week period ended June 29, 2024.

Share Repurchase Program

On May 27, 2025, the Board of Directors authorized a new share repurchase program for up to $500 million of the Company’s outstanding common stock. This authorization replaced the previously authorized $300 million share repurchase program. The new share repurchase program has an expiration date of May 27, 2029 and may be amended, suspended, or discontinued at any time at the Company’s discretion, subject to compliance with applicable laws. During the fiscal year ended June 27, 2026, the Company repurchased and subsequently retired less than 0.1 million shares of common stock, for a total of $1.5 million or an average cost of $83.12 per share. As of June 27, 2026, $498.5 million remained available for share repurchases.

Under the previous share repurchase program, during the fiscal year ended June 28, 2025, the Company repurchased and subsequently retired 0.8 million shares of common stock, for a total cost of $57.6 million or an average cost of $75.53 per share. Also under the previous share repurchase program, during the fiscal year ended June 29, 2024, the Company repurchased and subsequently retired 1.3 million shares of common stock, for a total of $78.1 million or an average cost of $58.83 per share.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. The most significant estimates used by management are related to the accounting for the allowance for doubtful accounts, reserve for inventories, impairment testing of goodwill and other intangible assets, acquisition accounting, reserves for claims and recoveries under insurance programs, vendor rebates and promotional incentives, depreciation, amortization, determination of useful lives of tangible and intangible assets, and income taxes. Actual results could differ from these estimates.

Risks and Uncertainties

Our business, our industry and the economy are subject to a number of macroeconomic conditions triggered by developments beyond our control, which can result in reduced demand for our products. The Company and our industry may face challenges related to geopolitical dynamics and other events, which can drive economic volatility, market uncertainty, inflationary pressure, supply chain disruptions, or lower disposable incomes, negatively affecting consumer confidence and discretionary spending. We continue to actively monitor the impacts of the evolving macroeconomic and geopolitical landscape, including dynamic tariff and global trade policies, recovery of any potential tariff refunds, and recent geopolitical events (including the ongoing conflicts in Ukraine and the Middle East), on all aspects of our business. Although we saw little impact from tariffs on our results during fiscal 2026, rapidly evolving tariff and global trade policies and geopolitical dynamics continued to cause uncertainty throughout fiscal 2026. Additionally, recent hostilities and geopolitical tensions, such as the conflict in the Middle East, contributed to significantly higher fuel prices in fiscal 2026. To the extent increasing fuel expenses are not able to be offset by (i) diesel fuel surcharges (which are generally recognized on a one-month lag following changes in fuel prices) and/or (ii) gains on derivative instruments, prolonged high fuel prices could adversely affect our business, financial condition, or results of operations. Further, sustained macroeconomic challenges, whether due to tariffs, rising fuel prices, or otherwise, have in the past and could in the future negatively affect consumer discretionary spending decisions within our customers’ establishments, which could negatively impact our sales and profitability.

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

Restricted Cash

Restricted cash is reported within other assets and represents the amounts required by insurers to collateralize a part of the deductibles for the Company’s workers’ compensation and liability claims along with cash required by a healthcare benefits and claims administration arrangement to maintain a healthcare imprest account for eligible healthcare expenses. The Company deposits funds in trusts or issues letters of credit in order to satisfy the collateral requirements for our workers’ compensation and liability claims. The restricted cash balances of $10.7 million and $8.2 million as of June 27, 2026 and June 28, 2025, respectively, represent funds deposited in insurance trusts and funds held in a healthcare imprest cash account for the Company’s self-funded group medical insurance which are considered Level 1 fair value measurements on the fair value hierarchy.

Accounts Receivable

Accounts receivable are comprised of trade receivables from customers in the ordinary course of business, are recorded at the invoiced amount, adjusted for any discounts granted to customers, and primarily do not bear interest. Accounts receivable also includes other receivables primarily related to various rebates and promotional incentives with the Company’s suppliers. Receivables are recorded net of the allowance for credit losses on the accompanying consolidated balance sheets. The Company evaluates the collectability of its accounts receivable based on a combination of factors. The Company regularly analyzes its significant customer accounts, and when it becomes aware of a specific customer’s inability to meet its financial obligations to the Company, such as bankruptcy filings or deterioration in the customer’s operating results or financial position, the Company records a specific reserve for bad debt to reduce the related receivable to the amount it reasonably believes is collectible. The Company also records reserves for bad debt for other customers based on a variety of factors, including the length of time the receivables are past due, macroeconomic considerations, and historical experience. If circumstances related to specific customers change, the Company’s estimates of the recoverability of receivables could be further adjusted. The Company recorded $22.2 million in provision in fiscal 2026, $22.7 million in provision in fiscal 2025, and $19.8 million in provision in fiscal 2024 related to reserves for expected credit losses.

Inventories

The Company’s inventories consist primarily of food and non-food products. The Company values inventories at the lower of cost or net realizable value using the first-in, first-out (“FIFO”) method, weighted average cost method, and last-in, first-out (“LIFO”) method. For its LIFO based inventory the Company utilizes the link chain technique of the dollar value method. At June 27, 2026, the Company’s inventory balance of $4.3 billion consisted primarily of finished goods, $2.4 billion of which were valued at FIFO, $1.7 billion valued at LIFO, and $303.8 million valued at weighted average cost. At June 28, 2025, the Company’s inventory balance of $3.9 billion consisted of $2.2 billion valued at FIFO, $1.5 billion valued at LIFO, and $241.0 million valued at weighted average cost. At June 27, 2026 and June 28, 2025, the LIFO balance sheet reserves were $464.1 million and $363.0 million, respectively. Costs in inventory include the purchase price of the product and freight charges to deliver the product to the Company’s warehouses and are net of rebates and promotional incentives received from vendors in the amount of $121.6 million and $112.1 million as of June 27, 2026 and June 28, 2025, respectively. The Company adjusts its inventory balances for slow-moving, excess, and obsolete inventories.

These adjustments are based upon inventory category, inventory age, specifically identified items, and overall economic conditions. As of June 27, 2026 and June 28, 2025, the Company had adjusted its inventories by approximately $20.4 million and $18.0 million, respectively.

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

Annually, or when certain triggering events occur, the Company assesses the useful lives of its property, plant and equipment. Long-lived assets held and used by the Company are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the Company compares the carrying value of the asset or asset group to the projected, undiscounted future cash flows expected to be generated by the long-lived asset or asset group. Based on the Company’s assessments, immaterial losses related to the impairment of property, plant and equipment were recorded in fiscal 2026, 2025, and fiscal 2024.

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

The Company may perform a qualitative assessment (commonly referred to as “step zero”) to determine whether further quantitative analysis for impairment of goodwill is necessary. In performing step zero for the Company’s goodwill impairment test, the Company is required to make assumptions and judgments including but not limited to the following: the evaluation of macroeconomic conditions as related to the Company’s business, industry and market trends, and the overall future financial performance of its reporting units and future opportunities in the markets in which they operate. If impairment indicators are present after performing step zero, the Company would perform a quantitative impairment analysis to estimate the fair value of goodwill.

During fiscal 2026, fiscal 2025, and fiscal 2024, the Company performed the step zero analysis for its goodwill impairment test and, based on this analysis, determined that no further quantitative impairment test was necessary for the Company’s reporting units within its reportable segments. Based on the Company’s assessment, there were no impairments recorded in fiscal 2026, 2025, or fiscal 2024.

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

In addition, to mitigate its exposure to large losses, the Company may purchase reinsurance coverage for certain self-insurance programs. These arrangements provide reimbursement for losses that exceed specified retention amounts, up to contractual coverage limits. Reinsurance recoverables are estimated based on assumptions consistent with those used in establishing the liabilities related to the underlying reinsured contracts. Insurance liabilities are reported gross of reinsurance recoverables. The estimated short-term portion of the reinsurance recoverable is included in prepaid other current assets on the Company’s consolidated balance sheets, while the estimated long-term portion is included in other assets. Reinsurance does not extinguish the Company’s primary liability under the policies written.

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

Revenue Recognition

The Company markets and distributes nationally branded food and food-related products and products bearing our customers brands as well as Performance Brands to food-away-from-home locations across North America. The Foodservice segment primarily services restaurants and supplies a broadline assortment of products to its customers, including the Company’s Performance Brands and custom-cut meats and seafood, as well as products that are specific to each customer’s menu requirements. The Convenience segment primarily distributes candy, snacks, beverages, cigarettes and alternative nicotine products, food and foodservice-related products, and other items to convenience stores. Specialty distributes candy, snacks, and beverages as well as fresh and frozen perishable foods and other non-food items nationally to vending and office coffee service distributors as well as direct to consumer locations, including retailers, entertainment venues, and theaters, and provides small parcel “pick and pack” capabilities including fulfillment of ambient, frozen, fresh and temperature sensitive items utilizing third-party carriers to deliver order sizes too small to be served effectively by our fleet network. The Company disaggregates revenue by customer type and product offerings and determined that disaggregating revenue at the segment level achieves the disclosure objective to depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. Refer to Note 19. Segment Information for external revenue by reportable segment.

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

The transaction price recognized is the invoiced price, adjusted for any incentives, such as rebates and discounts granted to the customer. The Company estimates expected returns based on an analysis of historical experience. We adjust our estimate of revenue at the earlier of when the amount of consideration we expect to receive changes or when the consideration becomes fixed. The Company determined it is responsible for collecting and remitting state and local excise taxes on cigarettes and other tobacco products and presents billed excise taxes as part of revenue. Net sales include amounts related to state and local excise taxes which totaled $3.5 billion, $3.4 billion, and $3.6 billion for fiscal 2026, fiscal 2025, and fiscal 2024, respectively. The Company has made a policy election to exclude sales tax from the transaction price. The Company does not have any significant payment terms as payment is received shortly after the point of sale.

The Company has customer contracts in which incentives are paid upfront to certain customers. These payments have become industry practice and are not related to financing the customer’s business, nor are they associated with any distinct good or service to be received from the customer. These incentive payments are capitalized and amortized over the life of the contract or the expected life of the customer relationship on a straight-line basis and are regularly assessed for impairment. The Company’s contract asset for these incentives totaled $79.1 million and $67.0 million as of June 27, 2026 and June 28, 2025, respectively.

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

Operating Expenses

Operating expenses include warehouse, delivery, occupancy, insurance, depreciation, amortization, salaries and wages, employee benefits expenses, technology-related expenses, and other miscellaneous operating expenses.

Vendor Rebates and Promotional Incentives

The Company participates in various rebates and promotional incentives with its suppliers, either unilaterally or in combination with purchasing cooperatives and other procurement partners, that consist primarily of volume rebates, as well as growth rebates, annual and multi-year incentives, and promotional programs. Consideration received under these incentives is generally recorded as a reduction of cost of goods sold. However, as described below, in certain limited circumstances the consideration is recorded as a reduction of operating expenses incurred by the Company. Consideration received may be in the form of cash and/or invoice deductions. Changes in the estimated amount of incentives to be received are treated as changes in estimates and are recognized in the period of change.

Consideration received for volume rebates and other promotional incentives is recorded as a reduction of cost of goods sold. The Company rationally allocates the consideration for these incentives to each underlying transaction that results in progress by the Company toward earning the incentives. If the incentives are not probable and reasonably estimable, the Company records the incentives as the underlying objectives or milestones are achieved. The Company records annual and multi-year incentives when earned, generally over the agreement period. The Company primarily uses current and historical purchasing data in estimating whether the underlying objectives or milestones will be achieved. Consideration received as a reimbursement of costs incurred by the Company to sell the supplier’s products is recorded as a reduction of the Company’s operating expenses. If the amount of consideration received from the suppliers exceeds the Company’s incurred costs, any excess is recorded as a reduction of cost of goods sold.

Shipping and Handling Costs

Shipping and handling costs, which include costs related to the selection of products and delivery to customers, are recorded in operating expenses in the consolidated statements of operations. The Company incurred shipping and handling costs of $3.2 billion, $2.9 billion, and $2.6 billion for fiscal 2026, fiscal 2025, and fiscal 2024, respectively.

Stock-Based Compensation

The Company’s stock-based compensation plans consist of the Performance Food Group Company 2007 Management Option Plan (the “2007 Management Option Plan”), the Performance Food Group Company 2015 Omnibus Incentive Plan (the “2015 Omnibus Incentive Plan”), and the Performance Food Group Company 2024 Omnibus Incentive Plan (the “2024 Omnibus Incentive Plan”). The Company follows the fair value recognition provisions of FASB ASC 718-10-25, Compensation—Stock Compensation—Overall—Recognition which requires that all stock-based compensation be recognized as an expense in the financial statements. The Company recognizes expense for its stock-based compensation based on the fair value of the awards that are granted. The Company estimates the fair value of service-based options using a Black-Scholes option pricing model. The fair values of service-based restricted stock, restricted stock with performance conditions and restricted stock units are based on the Company’s stock price on the date of grant. The Company estimates the fair value of options and restricted stock with market conditions using a Monte Carlo simulation. Compensation cost is recognized ratably over the requisite service period. For those options and restricted stock that have a performance condition, compensation expense is based upon the number of options or shares, as applicable, expected to vest after assessing the probability that the performance criteria will be met. The Company has made a policy election to account for forfeitures as they occur.

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

Derivative Instruments and Hedging Activities

As required by FASB ASC 815-20, Derivatives and Hedging—Hedging—General, the Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. The Company primarily uses derivative contracts to manage the exposure to variability in expected future cash flows. A portion of these derivatives is designated and qualifies as cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risks, even though hedge accounting does not apply, or the Company elects not to apply hedge accounting under FASB ASC 815-20. In the event that the Company does not apply the provisions of hedge accounting, the derivative instruments are recorded as an asset or liability on the consolidated balance sheets at fair value, and any changes in fair value are recorded as gains or losses and included in other, net in the accompanying consolidated statements of operations. See Note 9. Derivatives and Hedging Activities for additional information on the Company’s use of derivative instruments.

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
•
Level 2—Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly for substantially the full term of the asset or liability; and
•
Level 3—Unobservable inputs in which there are little or no market data, which include management’s own assumptions about the risk assumptions market participants would use in pricing an asset or liability.

The Company’s derivative instruments are carried at fair value and are evaluated in accordance with this hierarchy.

Contingent Liabilities

The Company records a liability related to contingencies when a loss is considered to be probable and a reasonable estimate of the loss can be made. This estimate would include legal settlements, if applicable.

Foreign Currency Translation

The assets and liabilities of the Company’s foreign operations, whose functional currency is the local currency, are translated to U.S. dollars at exchange rates in effect at period end. Translation gains and losses are recorded in Accumulated Other Comprehensive Income (“AOCI”) as a component of stockholders’ equity. Revenue and expenses from foreign operations are translated using the monthly average exchange rates in effect during the period in which the transactions occur. The Company recognizes gains or losses on foreign currency exchange transactions in the consolidated statements of operations. The Company currently does not hedge foreign currency cash flows.

3. Recently Issued Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In December 2025, the FASB issued Accounting Standards Update (“ASU”) 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities. The update provides recognition, measurement, presentation, and disclosure requirements for government grants, including guidance for grants related to an asset and grants related to income. The amendments introduce two permitted approaches for asset-related grants: a deferred income approach or a cost accumulation approach. This pronouncement is effective for annual reporting periods beginning after December 15, 2028, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company early adopted the amendments in this update with a modified prospective approach in the third quarter of fiscal 2026. Since the FASB largely leveraged the guidance in International Accounting Standard 20: Accounting for Government Grants and Disclosure of Government Assistance, which the Company has historically applied by analogy, the provisions of this new standard did not have a material impact on the consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The update expands public entities’ income tax disclosure requirements primarily by requiring disaggregation of specific categories and reconciling items that meet a quantitative threshold within the rate reconciliation, as well as disaggregation of income taxes paid by jurisdiction. This pronouncement is effective for annual periods beginning after December 15, 2024. The Company has adopted the amendments in this update for fiscal 2026 in this Form 10-K, and the required expanded disclosures are included in Note 13. Income Taxes. The amendments in this update have been applied on a prospective basis. The provisions of the new standard do not impact the Company’s results of operations, financial position, or cash flows.

Recently Issued Accounting Pronouncements Not Yet Adopted

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

In September 2025, the FASB issued ASU 2025-06, Targeted Improvements to the Accounting for Internal-Use Software, to modernize the accounting for and disclosure of internal-use software costs. This update removes all references to project stages, defines the threshold to begin capitalizing costs, and clarifies the disclosure requirements of capitalized software costs. The ASU is effective for annual periods beginning after December 15, 2027, and interim periods within those fiscal years, and can be applied retrospectively, prospectively, or on a modified transition approach. Early adoption is permitted. The Company has elected to early adopt the amendments in this update at the beginning of fiscal 2027 with a modified prospective transition approach. The provisions of the new standard did not have a material impact on the Company’s results of operations, financial position, or cash flows.

In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvement. The new guidance amends existing guidance to simplify the application of hedge accounting, enhance alignment between risk management activities and financial reporting, and provide additional flexibility in the designation and measurement of certain hedging relationships. The amendments included in the five matters addressed in this ASU are intended to better reflect hedging and risk management strategies in financial reporting by enabling entities to achieve and maintain hedge accounting for highly effective economic hedges of forecasted transactions. This pronouncement is effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods, with early adoption permitted on any date on or after the issuance of the ASU. The amendments in this ASU should be applied on a prospective basis for all hedging relationships. The Company has elected to early adopt the amendments in this update at the beginning of fiscal 2027. The provisions of the new standard did not have a material impact on the Company’s results of operations, financial position, or cash flows.

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

4. Business Combinations

During fiscal year 2026, the Company paid cash of $383.4 million, net of cash received, for three acquisitions reported in the Foodservice segment. These acquisitions did not materially affect the Company’s results of operations. During fiscal year 2025, the Company paid cash of $2.6 billion, net of cash received, for four acquisitions reported in Foodservice, Convenience, and Corporate and All Other. During fiscal year 2024, the Company paid cash of $307.7 million for two acquisitions, which are reported in the Specialty segment and Corporate and All Other. Included below is information related to the purchase price allocation for the three acquisitions in fiscal 2026 and our material acquisition of Cheney Bros., Inc. (“Cheney Brothers”) in fiscal 2025.

Assets acquired and liabilities assumed are recognized at their respective fair values as of the acquisition date. The following table summarizes the purchase price allocation for each major class of assets acquired and liabilities assumed for the three acquisitions for fiscal 2026:

(In millions)	Fiscal 2026
Net working capital	$80.1
Goodwill	82.6
Intangible assets with definite lives:
Customer relationships	96.5
Trade names	28.8
Property, plant and equipment	91.7
Operating lease right-of-use assets	3.2
Other assets	5.0
Finance lease obligations	(1.3)
Operating lease obligations	(3.2)
Total purchase price	$383.4

Intangible assets consist primarily of customer relationships and trade names with useful lives of five to eleven years, and a total weighted-average useful life of 9.7 years. The excess of the estimated fair value of the assets acquired and the liabilities assumed over consideration paid was recorded as $82.6 million of goodwill.

Cheney Brothers Acquisition

On October 8, 2024, PFG acquired Cheney Brothers for $2.0 billion, consisting of $1,978.6 million of cash consideration, net of cash received, and $32.4 million of deferred consideration payable to the seller over the next five years. As of June 27, 2026, the deferred consideration payable to the seller was $23.4 million. The cash consideration portion of the purchase price was financed with borrowings under the Company’s asset-based revolving credit facility.

Assets acquired and liabilities assumed are recognized at their respective fair values as of the acquisition date. The following table summarizes the purchase price allocation for each major class of assets acquired and liabilities assumed for the Cheney Brothers Acquisition:

(In millions)	Cheney Brothers
Net working capital	$241.6
Goodwill	744.9
Intangible assets with definite lives:
Customer relationships	485.0
Trade names	160.0
Property, plant and equipment	703.9
Operating lease right-of-use assets	15.3
Other assets	25.7
Deferred tax liabilities	(267.4)
Finance lease obligations	(96.8)
Operating lease obligations	(6.7)
Other long-term liabilities	(26.9)
Total purchase price	$1,978.6

Intangible assets consist primarily of customer relationships and trade names with useful lives of ten to twelve years, and a total weighted-average useful life of 11.5 years. The excess of the estimated fair value of the assets acquired and the liabilities assumed over consideration paid was recorded as $744.9 million of goodwill.

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

5. Goodwill and Other Intangible Assets

The Company recorded additions to goodwill in connection with its acquisitions. The goodwill is a result of expected synergies from combined operations of the acquisitions and the Company. The following table presents the changes in the carrying amount of goodwill:

(In millions)	Foodservice	Convenience	Specialty	Other	Total
Balance as of June 29, 2024	$1,300.9	$884.1	$133.4	$99.9	$2,418.3
Acquisitions	1,052.5	11.2	—	3.1	1,066.8
Adjustments related to prior year acquisition (1)	—	—	—	(5.0)	(5.0)
Balance as of June 28, 2025	2,353.4	895.3	133.4	98.0	3,480.1
Acquisitions—current year	82.6	—	—	—	82.6
Adjustments related to prior year acquisition (1)	2.3	0.1	—	(0.1)	2.3
Balance as of June 27, 2026	$2,438.3	$895.4	$133.4	$97.9	$3,565.0
(1)
The fiscal 2025 and 2026 adjustments relate to prior year acquisitions and are the result of net working capital adjustments and deferred tax adjustments.

The following table presents the Company’s intangible assets by major category as of June 27, 2026 and June 28, 2025:

	As of June 27, 2026			As of June 28, 2025
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net	Range of Lives
Intangible assets with definite lives:
Customer relationships	$2,498.2	$(1,240.0)	$1,258.2	$2,400.1	$(1,065.5)	$1,334.6	4 – 12 years
Trade names and trademarks	$745.0	(507.5)	237.5	716.2	(422.9)	293.3	4 – 12 years
Deferred financing costs	$97.9	(76.0)	21.9	97.9	(69.2)	28.7	Debt term
Non-compete	$45.4	(44.7)	0.7	45.4	(41.6)	3.8	2 – 5 years
Technology	$36.2	(35.5)	0.7	36.2	(33.7)	2.5	5 – 8 years
Total intangible assets with definite lives	$3,422.7	$(1,903.7)	$1,519.0	$3,295.8	$(1,632.9)	$1,662.9
Intangible assets with indefinite lives:
Goodwill	$3,565.0	$—	$3,565.0	$3,480.1	$—	$3,480.1	Indefinite
Trade names	25.6	—	25.6	25.6	—	25.6	Indefinite
Total intangible assets with indefinite lives	$3,590.6	$—	$3,590.6	$3,505.7	$—	$3,505.7

For the intangible assets with definite lives, the Company recorded amortization expense of $278.8 million for fiscal 2026, $269.1 million for fiscal 2025, and $206.3 million for fiscal 2024. For the next five fiscal periods and thereafter, the estimated future amortization expense on intangible assets with definite lives are as follows:

(In millions)
2027	237.0
2028	205.0
2029	203.6
2030	196.1
2031	189.0
Thereafter	488.3
Total amortization expense	$1,519.0

6. Concentration of Sales and Credit Risk

The Company had no customers that comprised more than 10% of consolidated net sales for fiscal 2026, fiscal 2025, or fiscal 2024. At June 27, 2026 and June 28, 2025, the Company had no customers that comprised more than 10% of consolidated accounts receivable. The Company maintains an allowance for doubtful accounts for which details are disclosed in the accounts receivable portion of Note 2. Summary of Significant Accounting Policies and Estimates—Accounts Receivable.

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

7. Property, Plant, and Equipment

Property, plant, and equipment as of June 27, 2026 and June 28, 2025 consisted of the following:

(In millions)	As of June 27, 2026	As of June 28, 2025	Range of Lives
Buildings and building improvements	$2,360.4	$2,124.8	10 – 39 years
Land	176.6	185.3	—
Transportation equipment	2,453.9	2,063.0	2 – 19 years
Warehouse and plant equipment	1,046.1	930.8	2 – 20 years
Office equipment, furniture, and fixtures	561.0	516.5	2 – 10 years
Leasehold improvements	548.5	463.8	Lease term(1)
Construction-in-process	169.8	271.1
	7,316.3	6,555.3
Less: accumulated depreciation and amortization	(2,531.4)	(2,096.6)
Property, plant and equipment, net	$4,784.9	$4,458.7
(1)
Leasehold improvements are depreciated over the shorter of the useful life of the asset or the lease term.

Total depreciation expense for fiscal 2026, fiscal 2025, and fiscal 2024 was $541.9 million, $455.3 million, and $355.2 million, respectively, and is included in operating expenses on the consolidated statements of operations.

8. Debt

The Company is a holding company and conducts its operations through its subsidiaries, which have incurred or guaranteed indebtedness as described below.

Debt consisted of the following:

(In millions)	As of June 27, 2026	As of June 28, 2025
Credit Agreement	$1,971.0	$2,355.0
5.500% Notes due 2027, effective interest rate 5.930%	-	1,060.0
4.250% Notes due 2029, effective interest rate 4.439%	1,000.0	1,000.0
6.125% Notes due 2032, effective interest rate 6.286%	1,000.0	1,000.0
5.625% Notes due 2034, effective interest rate 5.785%	1,060.0	-
Less: Original issue discount and deferred financing costs	(24.2)	(26.2)
Long-term debt	5,006.8	5,388.8
Less: current installments	—	—
Total debt, excluding current installments	$5,006.8	$5,388.8

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

The following table summarizes outstanding borrowings, availability, and the average interest rate under the ABL Facility:

(Dollars in millions)	As of June 27, 2026	As of June 28, 2025
Aggregate borrowings	$1,971.0	$2,355.0
Letters of credit	160.3	171.4
Excess availability, net of lenders’ reserves of $137.2 and $106.0	2,868.7	2,473.6
Average interest rate, excluding impact of interest rate swaps	5.49%	5.86%

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

Senior Notes due 2027

On September 27, 2019, PFG Escrow Corporation, a wholly-owned subsidiary of PFGC, issued and sold $1,060.0 million aggregate principal amount of its 5.500% Senior Notes due 2027 (the “Notes due 2027”). As described below, Performance Food

Group, Inc. issued and sold $1,060.0 million aggregate principal of its 5.625% Senior Notes due 2034 and used the proceeds, along with additional ABL Facility borrowings, to redeem the Notes due 2027 in full. A significant portion of this redemption was considered a modification in accordance with FASB ASC 470-50, Debt-Modifications and Extinguishments, and, as a result, $7.0 million of unamortized deferred financing costs for the Notes due 2027 was deferred as deferred financing costs of the Notes due 2034. In addition, $5.9 million of third-party fees, related to the pro-rata portion of the Notes due 2034 considered a modification from the redemption was expensed within operating expenses. A portion of this redemption was considered an extinguishment, resulting in a $2.1 million loss on extinguishment of debt within interest expense from fees paid and the write-off of the pro-rata portion of its unamortized deferred financing costs.

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

Upon the occurrence of a change of control triggering event or upon the sale of certain assets in which Performance Food Group, Inc. does not apply the proceeds as required, the holders of the Notes due 2029 will have the right to require Performance Food Group, Inc. to repurchase each holder’s Notes due 2029 at a price equal to 101% (in the case of a change of control triggering event) or 100% (in the case of an asset sale) of their principal amount, plus accrued and unpaid interest. As of June 27, 2026, Performance Food Group, Inc. could have redeemed all or part of the Notes due 2029 at a redemption price equal to 101.163% of the principal amount redeemed, plus accrued and unpaid interest. The redemption price decreased to 100% of the principal amount redeemed on August 1, 2026.

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

Senior Notes due 2034

On February 19, 2026, Performance Food Group, Inc. issued and sold $1,060.0 million aggregate principal amount of its 5.625% Senior Notes due 2034 (the “Notes due 2034”). The Notes due 2034 are jointly and severally guaranteed on a senior unsecured basis by PFGC and all domestic direct and indirect wholly-owned subsidiaries of PFGC (other than captive insurance subsidiaries and other excluded subsidiaries). The Notes due 2034 are not guaranteed by the Company.

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

The ABL Facility and the indentures governing the Notes due 2029, the Notes due 2032, and the Notes due 2034 contain customary restrictive covenants under which all of the net assets of PFGC and its subsidiaries were restricted from distribution to Performance Food Group Company, except for approximately $1,993.7 million of restricted payment capacity available under such debt agreements, as of June 27, 2026. Such minimum estimated restricted payment capacity is calculated based on the most restrictive of our debt agreements and may fluctuate from period to period, which fluctuations may be material. Our restricted payment capacity under other debt instruments to which the Company is subject may be materially higher than the foregoing estimate.

Fiscal year maturities of long-term debt, excluding finance lease obligations, are as follows:

(In millions)
2027	$—
2028	—
2029	—
2030	2,971.0
2031	—
Thereafter	2,060.0
Total long-term debt, excluding finance lease obligations	$5,031.0

9.
Derivatives and Hedging Activities

Risk Management Objective of Using Derivatives

In the normal course of business, the Company is exposed primarily to interest rate and diesel fuel price fluctuations. The Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates and diesel fuel costs. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and payments related to the Company’s borrowings and diesel fuel purchases.

The entire change in the fair value of derivatives that are both designated and qualify as cash flow hedges is recorded in other comprehensive income and subsequently reclassified into earnings in the period that the hedged transaction occurs. For derivatives that do not qualify as cash flow hedges or where the Company has elected not to apply hedge accounting, changes in the fair value of the derivative are recorded in the period of change as gains or losses within other, net on the consolidated statements of operations.

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

As of June 27, 2026, Performance Food Group, Inc. had two interest rate swaps with a combined $150.0 million notional amount. The following table summarizes the outstanding swap agreements as of June 27, 2026 (in millions):

Effective Date	Maturity Date	Notional Amount	Fixed Rate Swapped
December 16, 2024	December 15, 2027	$100.0	3.14%
December 16, 2024	December 15, 2027	$50.0	3.59%

The table below presents the effect of the interest rate swaps designated in hedging relationships on the consolidated statements of operations for the fiscal years ended June 27, 2026, June 28, 2025, and June 29, 2024:

(In millions)	Fiscal Year Ended June 27, 2026	Fiscal Year Ended June 28, 2025	Fiscal Year Ended June 29, 2024
Amount of (gain) loss recognized in OCI, pre-tax	$(1.7)	$1.8	$(4.5)
Tax expense (benefit)	0.4	(0.5)	1.1
Amount of (gain) loss recognized in OCI, after-tax	$(1.3)	$1.3	$(3.4)
Amount of gain reclassified from OCI into interest expense, pre-tax	$0.9	$7.9	$16.1
Tax expense	(0.2)	(2.0)	(4.1)
Amount of gain reclassified from OCI into interest expense, after-tax	$0.7	$5.9	$12.0
Total interest expense	$413.7	$358.4	$232.2

As hedged interest payments are made on the Company’s debt, amounts are reclassified from accumulated other comprehensive income (loss) to interest expense. During the next twelve months, the Company estimates that gains of approximately $0.9 million will be reclassified to interest expense.

Hedges of Forecasted Diesel Fuel Purchases

From time to time, the Company enters into costless collar or swaps to manage its exposure to variability in cash flows expected to be paid for its forecasted purchases of diesel fuel. As of June 27, 2026, Performance Food Group, Inc. had four outstanding fuel collar contracts, with an aggregate 16.3 million-gallon original notional amount of which an aggregate 4.1 million-gallon notional was remaining. The remaining 4.1 million gallon forecasted purchases of diesel fuel are expected to be made between June 28, 2026 and December 31, 2026. Additionally, subsequent to June 27, 2026, the Company entered into a fuel swap with an aggregate 12.0 million gallon notional for forecasted purchases of diesel fuel expected to be made between July 1, 2026 and June 30, 2027 at a fixed price of $4.46 per gallon.

The Company does not designate its fuel collar derivative instruments as hedges under ASC 815, Derivatives and Hedging. Accordingly, the instruments are recorded at fair value on the consolidated balance sheets, with all changes in fair value recognized as gains and losses in other, net on the consolidated statements of operations. During fiscal 2026 and 2024, the Company recognized net gains on fuel collar derivatives of $9.5 million and $1.8 million, respectively, while during fiscal 2025, the Company recognized a net loss of $0.2 million. The Company received net cash settlements of $6.4 million in fiscal 2026 and made net cash settlement payments of $0.7 million and $1.9 million in fiscal 2025 and 2024, respectively.

The Company does not currently have a payable or receivable related to cash collateral for its derivatives, and therefore it has not established an accounting policy for offsetting the fair value of its derivatives against such balances. The table below presents the fair value of the derivative financial instruments as well as their classification on the balance sheet as of June 27, 2026 and June 28, 2025:

(In millions)	Balance Sheet Location	Fair Value as of June 27, 2026	Fair Value as of June 28, 2025
Assets
Derivatives designated as hedges:
Interest rate swaps	Prepaid expenses and other current assets	$0.8	$0.8
Interest rate swaps	Other assets	0.5	—
Derivatives not designated as hedges:
Diesel fuel derivative instruments	Prepaid expenses and other current assets	$3.0	$0.1
Other derivative instruments	Prepaid expenses and other current assets	0.7	0.2
Total assets		$5.0	$1.1
Liabilities
Derivatives designated as hedges:
Interest rate swaps	Other long-term liabilities	—	0.3
Derivatives not designated as hedges:
Diesel fuel derivative instruments	Accrued expenses and other current liabilities	—	$0.2
Total liabilities		$—	$0.5

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

The Company has elected to present the derivative assets and derivative liabilities on the balance sheet on a gross basis for periods ended June 27, 2026 and June 28, 2025. The tables below present the derivative assets and liability balance, before and after the effects of offsetting, as of June 27, 2026 and June 28, 2025:

	June 27, 2026			June 28, 2025
(In millions)	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amounts	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Netting Agreements	Net Amounts
Total asset derivatives:	$5.0	$—	$5.0	$1.1	$(0.3)	$0.8
Total liability derivatives:	—	—	—	(0.5)	0.3	(0.2)

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

10. Insurance Program Liabilities

The Company maintains high-deductible insurance programs covering portions of general and vehicle liability, workers’ compensation, and group medical insurance. The amounts in excess of self-insured levels are fully insured by third-party insurance carriers, subject to certain limitations. A summary of the activity in all types of deductible liabilities appears below:

(In millions)	Fiscal Year Ended June 27, 2026	Fiscal Year Ended June 28, 2025	Fiscal Year Ended June 29, 2024
Net balance at beginning of year	$342.0	$272.2	$243.1
Additional liabilities assumed in connection with an acquisition	—	29.6	—
Charged to costs and expenses	554.4	505.7	425.0
Payments	(487.4)	(465.5)	(395.9)
Net balance at end of year	409.0	342.0	272.2
Reinsurance recoverables	22.0	—	—
Gross balance at end of year	$431.0	$342.0	$272.2

11. Fair Value of Financial Instruments

The carrying values of cash, accounts receivable, outstanding checks in excess of deposits, trade accounts payable, and accrued expenses approximate their fair values because of the relatively short maturities of those instruments. The derivative assets and liabilities are recorded at fair value on the balance sheet. The fair value of long-term debt, which has a carrying value of $5,006.8 million and $5,388.8 million, is $4,987.7 million and $5,399.7 million at June 27, 2026 and June 28, 2025, respectively, and is determined by reviewing current market pricing related to comparable debt issued at the time of the balance sheet date, and is considered a Level 2 measurement.

12. Leases

The Company determines if an arrangement is a lease at inception and recognizes a financing or operating lease liability and right-of-use asset in the Company’s consolidated balance sheet. Right-of-use assets and lease liabilities for both operating and finance leases are recognized based on the present value of lease payments over the lease term at commencement date. When the Company’s leases do not provide an implicit rate, the Company uses the incremental borrowing rate based on the information available at commencement date to determine the present value of lease payments. This rate was determined by using the yield curve based on the Company’s credit rating adjusted for the Company’s specific debt profile and secured debt risk. Leases with an initial term of twelve months or less are not recorded on the balance sheet. The lease expenses for these short-term leases are recognized on a straight-line basis over the lease term. The Company has several lease agreements that contain lease and non-lease components, such as maintenance, taxes, and insurance, which are accounted for separately. The difference between the operating lease right-of-use assets and operating lease liabilities primarily relates to adjustments for deferred rent, favorable leases, and prepaid rent.

Subsidiaries of the Company have entered into numerous operating and finance leases for various warehouses, office facilities, equipment, tractors, and trailers. Our leases have remaining lease terms of one year to 25 years, some of which include options to extend the leases for up to 10 years, and some of which include options to terminate the leases within one year. Certain full-service fleet lease agreements include variable lease payments associated with usage, which are recorded and paid as incurred. When calculating lease liabilities, lease terms will include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.

Certain of the leases for tractors, trailers, and other vehicles and equipment provide for residual value guarantees to the lessors. Circumstances that would require the subsidiary to perform under the guarantees include either (1) default on the leases with the leased assets being sold for less than the specified residual values in the lease agreements, or (2) decisions not to purchase the assets at the end of the lease terms combined with the sale of the assets, with sales proceeds less than the residual value of the leased assets specified in the lease agreements. Residual value guarantees under these operating lease agreements typically range between 6% and 20% of the value of the leased assets at inception of the lease. These leases have original terms ranging from five to 10 years and are set to expire at various dates ranging from 2026 to 2032. As of June 27, 2026, the undiscounted maximum amount of potential future payments for lease residual value guarantees totaled approximately $7.1 million, which would be mitigated by the fair value of the leased assets at lease expiration.

The following table presents the location of the right-of-use assets and lease liabilities in the Company’s consolidated balance sheet as of June 27, 2026 and June 28, 2025 (in millions), as well as the weighted-average lease term and discount rate for the Company’s leases:

Leases	Consolidated Balance Sheet Location	As of June 27, 2026	As of June 28, 2025
Assets:
Operating	Operating lease right-of-use assets	$898.5	$933.8
Finance	Property, plant and equipment, net	1,806.4	1,614.7
Total lease assets		$2,704.9	$2,548.5
Liabilities:
Current
Operating	Operating lease obligations—current installments	$108.5	$104.5
Finance	Finance lease obligations—current installments	265.4	221.9
Non-current
Operating	Operating lease obligations, excluding current installments	864.6	900.7
Finance	Finance lease obligations, excluding current installments	1,537.2	1,379.9
Total lease liabilities		$2,775.7	$2,607.0

Weighted average remaining lease term
Operating leases		10.1 years	10.7 years
Finance leases		9.3 years	9.8 years
Weighted average discount rate
Operating leases		5.6%	5.6%
Finance leases		5.7%	5.7%

The following table presents the location of lease costs in the Company consolidated statements of operations for the periods reported (in millions):

		Fiscal Year Ended
Lease Cost	Statement of Operations Location	June 27, 2026	June 28, 2025	June 29, 2024
Finance lease cost:
Amortization of finance lease assets	Operating expenses	$243.6	$186.5	$118.5
Interest on lease liabilities	Interest expense	98.5	63.2	33.8
Total finance lease cost		$342.1	$249.7	$152.3
Operating lease cost	Operating expenses	170.2	172.5	161.4
Short-term lease cost	Operating expenses	52.9	55.7	60.2
Total lease cost		$565.2	$477.9	$373.9

Supplemental cash flow information related to leases for the periods reported is as follows:

	Fiscal Year Ended
	June 27, 2026	June 28, 2025	June 29, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$157.8	$158.1	$147.3
Operating cash flows from finance leases	98.5	63.2	33.8
Financing cash flows from finance leases	241.6	188.0	122.2
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	72.5	175.7	290.6
Finance leases	441.1	842.0	412.4

Future minimum lease payments under non-cancelable leases as of June 27, 2026, are as follows (in millions):

Fiscal Year	Operating Leases	Finance Leases
2027	$161.4	$361.3
2028	152.5	330.4
2029	138.1	306.4
2030	124.3	279.0
2031	112.4	243.7
Thereafter	636.8	931.7
Total future minimum lease payments	$1,325.5	$2,452.5
Less: Interest	352.4	649.9
Present value of future minimum lease payments	$973.1	$1,802.6

As of June 27, 2026, the Company had additional operating and finance leases that had not yet commenced which total $8.5 million in future minimum lease payments. These leases relate primarily to fleet leases expected to commence in fiscal 2027 with lease terms of six to eight years.

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

The components of earnings before income taxes, by tax jurisdiction, are as follows:

	For the Fiscal Year Ended
(In millions)	June 27, 2026	June 28, 2025	June 29, 2024
United States	$479.0	$461.6	$579.6
Foreign	6.8	(2.8)	17.2
Income before income tax expense	$485.8	$458.8	$596.8

Income tax expense for fiscal 2026, fiscal 2025, and fiscal 2024 consisted of the following:

	For the Fiscal Year Ended
(In millions)	June 27, 2026	June 28, 2025	June 29, 2024
Current income tax expense:
Federal	$2.7	$79.2	$109.2
State	21.6	27.9	36.2
Foreign	10.2	11.7	4.8
Total current income tax expense	34.5	118.8	150.2
Deferred income tax expense (benefit):
Federal	100.5	10.5	10.3
State	3.4	2.6	0.2
Foreign	(11.9)	(13.3)	0.2
Total deferred income tax expense (benefit)	92.0	(0.2)	10.7
Total income tax expense, net	$126.5	$118.6	$160.9

On July 4, 2025, Public Law No. 119-21, referred to as the One Big Beautiful Bill Act (the “Act”), was enacted into law. The Act includes changes to U.S. tax law that are applicable to the Company in fiscal 2025 and in future tax years, including 100% bonus depreciation on qualified property, immediate expensing of domestic research costs and modification of the business interest expense limitation. The effects of the Act result in a beneficial cash flow impact and minimal impact to the effective tax rate.

The Company has elected to adopt the guidance in ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), prospectively. For fiscal year 2026, ASU 2023-09 requires an expanded view of the rate reconciliation as well as a summary of income taxes paid in significant jurisdictions. The tables below represent the new standard for fiscal year 2026 and revert to prior guidance for comparative fiscal years.

A reconciliation of income taxes at the federal statutory corporate rate to the effective rate is as follows:

	For the Fiscal Year Ended June 27, 2026
(In millions)	Amount	Percent
US federal statutory income tax rate	$102.0	21.0%
State and local income taxes, net of federal income tax effect(1)	20.6	4.2
Foreign tax effects	3.4	0.7
Effect of cross-border tax laws	(0.2)	—
Tax credits:
Foreign tax credit	(7.6)	(1.6)
Other	(3.8)	(0.8)
Changes in valuation allowance	6.3	1.3
Nontaxable or nondeductible items:
Stock-based compensation	(11.0)	(2.3)
Non-deductible compensation	9.4	1.9
Other	7.4	1.6
Changes in unrecognized tax benefits	—	—
Effective income tax rate	$126.5	26.0%
(1)
State taxes in California, Florida, Tennessee, Texas, and Oregon make up the majority of the tax effect in this category.

The Company’s effective income tax rate for continuing operations for fiscal 2025 and fiscal 2024 was 25.8% and 27.0%, respectively. Actual income tax expense differs from the amount computed by applying the applicable U.S. federal statutory corporate income tax rate of 21% in fiscal 2025 and fiscal 2024 to earnings before income taxes as follows:

	For the Fiscal Year Ended
(In millions)	June 28, 2025	June 29, 2024
Federal income tax expense computed at statutory rate	$96.3	$125.3
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal income tax benefit	27.3	30.0
Non-deductible expenses and other	15.3	10.9
Valuation allowance	7.5	(0.6)
Foreign taxes	4.3	5.2
Tax credits	(18.9)	(5.8)
Stock-based compensation	(13.7)	(4.5)
Other	0.5	0.4
Total income tax expense, net	$118.6	$160.9

The Company’s income taxes paid (net of refunds received), are as follows:

(In millions)	For the Fiscal Year Ended June 27, 2026
Federal	$(23.2)
US state and local:
California	2.6
Texas	1.6
Oregon	1.3
North Carolina	1.0
Minnesota	1.0
Michigan	0.9
New York	0.9
Illinois	0.9
New Jersey	0.8
South Carolina	0.7
Massachusetts	0.7
Kentucky	0.6
Tennessee	0.5
Other	3.8
Total US state and local	17.3
Foreign:
Puerto Rico	11.3
Canada	2.8
Other	0.3
Total foreign	14.4
Income taxes (net of refunds received)	$8.5

Deferred income taxes are recorded based upon the tax effects of differences between the financial statement and tax bases of assets and liabilities and available tax loss and credit carryforwards. Temporary differences and carry-forwards that created significant deferred tax assets and liabilities were as follows:

(In millions)	As of June 27, 2026	As of June 28, 2025
Deferred tax assets:
Lease obligations	$170.2	$151.5
Accrued employee benefits	25.0	26.9
Tax credit carry-forwards	17.4	9.8
Allowance for doubtful accounts	13.6	13.5
Other assets, including interest expense limitation	10.3	23.2
Insurance reserves	10.2	7.1
Stock-based compensation	7.1	7.5
Net operating loss carry-forwards	6.5	7.2
Other comprehensive income	1.1	0.9
Total gross deferred tax assets	261.4	247.6
Less: Valuation allowance	(19.0)	(11.8)
Total net deferred tax assets	242.4	235.8
Deferred tax liabilities:
Property, plant, and equipment	606.7	502.5
Basis difference in intangible assets	312.7	345.8
Right of use assets	163.1	144.4
Inventories	104.3	101.9
Prepaid expenses	26.2	24.0
Other Liabilities	4.2	4.3
Total deferred tax liabilities	1,217.2	1,122.9
Total net deferred income tax liability	$974.8	$887.1

A valuation allowance has been provided against certain tax credit carryforwards and certain net operating losses which are not likely to be realized due to limitations on utilization. The Company believes that it is more likely than not that the remaining deferred tax assets will be realized.

As of June 27, 2026, substantially all federal, state and local, and foreign income tax matters have been concluded for years prior to fiscal year 2022.

We intend to indefinitely reinvest income of our foreign operations and, as a result, no material accruals have been made with respect to the tax effects of unremitted earnings from these reinvested foreign earnings, including impacts of outside basis differences and withholding taxes.

Since the Organization for Economic Co-operation and Development (“OECD”) announced the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting (“Framework”) in 2021, a number of countries have begun to enact legislation to implement the Framework, including the Pillar Two minimum tax regime. Of the regions in which we operate, Canada has implemented the Pillar Two framework effective January 1, 2024. Our subsidiaries were not subject to Pillar Two minimum tax in fiscal 2026 under the applicable safe harbor rules. The Company continues to monitor legislative developments in the regions in which we operate and to evaluate the potential impact of the Framework on future periods.

14. Retirement Plans

Employee Savings Plans

The Company sponsors the Performance Food Group Employee Savings Plan (the “401(k) Plan”). Eligible U.S. and Canadian employees participating in the 401(k) Plan may elect to contribute between 1% and 50% of their qualified compensation, up to a maximum dollar amount as specified by the provisions of the Internal Revenue Code in the U.S. or Income Tax Act in Canada, as applicable. The Company matched 100% of the first 3.5% of the employee contributions, resulting in matching contributions of $67.8 million for fiscal 2026, $58.1 million for fiscal 2025, and $52.7 million for fiscal 2024.

15. Commitments and Contingencies

Purchase Obligations

The Company had outstanding contracts and purchase orders of $193.2 million related to capital projects and services at June 27, 2026. Amounts due under these contracts were not included on the Company’s consolidated balance sheet as of June 27, 2026.

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

Tariffs and Trade Regulations

On February 20, 2026, the U.S. Supreme Court issued a decision invalidating tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”). Because we are not the importer of record for most products we distribute, our direct exposure to potential tariff refunds is limited. The timing and amount of future recovery of tariffs previously paid under IEEPA by our suppliers and passed through to the Company are uncertain and, therefore, we are unable to estimate the financial effects of potential tariff refunds, if any, at this time.

16. Related-Party Transactions

The Company participates in, and has an equity method investment in, a purchasing alliance that was formed to obtain better pricing, to expand product options, to reduce internal costs, and to achieve greater inventory turnover. The Company’s investment in the purchasing alliance was $14.5 million as of June 27, 2026, and $13.3 million as of June 28, 2025. For fiscal 2026, fiscal 2025, and fiscal 2024, the Company recorded purchases of $3,093.6 million, $2,539.9 million, and $2,193.7 million, respectively, through the purchasing alliance.

17. Earnings Per Common Share

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is calculated using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. The Company’s potential common shares include outstanding stock-based compensation awards and expected issuable shares under the employee stock purchase plan. In computing diluted earnings per common share, the average closing stock price for the period is used in determining the number of shares assumed to be purchased with the assumed proceeds under the treasury stock method. Potential common shares of 0.1 million for each of the fiscal years ended June 27, 2026, June 28, 2025, and June 29, 2024 were not included in computing diluted earnings per common share because the effect would have been antidilutive.

A reconciliation of the numerators and denominators for the basic and diluted earnings per common share computations is as follows:

(In millions, except per share amounts)	Fiscal Year Ended June 27, 2026	Fiscal Year Ended June 28, 2025	Fiscal Year Ended June 29, 2024
Numerator:
Net income	$359.3	$340.2	$435.9
Denominator:
Weighted-average common shares outstanding	155.9	154.8	154.4
Dilutive effect of potential common shares	1.1	1.6	1.6
Weighted-average dilutive common shares outstanding	157.0	156.4	156.0
Basic earnings per common share	$2.30	$2.20	$2.82
Diluted earnings per common share	$2.29	$2.18	$2.79

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

The Company also provides an employee stock purchase plan (“ESPP”) which allows eligible employees the opportunity to acquire shares of common stock at a 15% discount on the fair market value as of the date of purchase through periodic payroll deductions. The ESPP is considered compensatory for federal income tax purposes. Under the ESPP, there are 5.0 million shares of common stock authorized and reserved and, as of June 27, 2026, there are 2.2 million shares available for purchase. The Company recorded $10.3 million, $7.3 million, and $4.5 million of stock-based compensation expense for fiscal 2026, fiscal 2025, and fiscal 2024, respectively, attributable to the ESPP.

The Performance Food Group Company 2007 Management Option Plan

The 2007 Management Option Plan allowed for the granting of awards to employees, officers, directors, consultants, and advisors of the Company or its affiliates in the form of nonqualified options. The terms and conditions of awards granted under the 2007 Management Option Plan were determined by the Board of Directors. The contractual term of the options is ten years. The Company no longer grants awards from this plan. Each of the employee awards under the 2007 Management Option Plan were divided into three equal portions. Tranche I options were subject to time vesting, and Tranche II and Tranche III options were subject to both time and performance vesting based on performance criteria outlined in the 2007 Management Option Plan.

The following table summarizes the stock option activity for fiscal 2026 under the 2007 Management Option Plan.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In millions)
Outstanding as of June 28, 2025	141,344	$19.38
Exercised	(141,344)	$19.38
Outstanding, vested, and exercisable as of June 27, 2026	—		—	$—

The intrinsic value of exercised options was $11.1 million, $23.3 million, and $4.3 million for fiscal 2026, fiscal 2025, and fiscal 2024, respectively.

The Performance Food Group Company 2015 Omnibus Incentive Plan

The 2015 Omnibus Incentive Plan allowed for the granting of awards to current employees, officers, directors, consultants, and advisors of the Company. The terms and conditions of awards granted under the 2015 Omnibus Incentive Plan were determined by the

Board of Directors. The contractual term of options granted under the 2015 Omnibus Incentive Plan is ten years. The Company no longer grants awards from the 2015 Omnibus Incentive Plan.

Shares of time-based restricted stock granted in fiscal 2025 and fiscal 2024 vest ratably over three years from the date of the grant. No stock options were granted from the 2015 Omnibus Incentive Plan in fiscal 2025 or fiscal 2024. Performance-based restricted shares granted vest upon the achievement of a specified Relative Total Shareholder Return (“Relative TSR”), a market condition, at the end of a three-year performance period. Actual shares earned range from 0% to 200% of the initial grant, depending upon performance relative to the Relative TSR goal. Restricted stock units and deferred stock units granted to non-employee directors vest in full on the earlier of the first anniversary of the date of grant or the next regularly scheduled annual meeting of the stockholders of the Company.

The fair values of time-based restricted shares, restricted stock units, and deferred stock units were based on the Company’s closing stock price as of the date of grant.

The Company, with the assistance of a third-party valuation expert, estimated the fair value of performance-based restricted shares with a Relative TSR market condition granted in fiscal 2025 and fiscal 2024 using a Monte Carlo simulation with the following weighted-average assumptions:

	For the Fiscal Year Ended June 28, 2025	For the Fiscal Year Ended June 29, 2024
Risk-Free Interest Rate	3.76%	4.66%
Dividend Yield	0.00%	0.00%
Expected Volatility	34.24%	41.47%
Expected Term (in years)	2.87	2.85
Fair Value of Awards Granted	$94.74	$75.25

The risk-free interest rate is based on a zero-coupon risk-free interest rate derived from the Treasury Constant Maturities yield curve at the time of grant for the expected term. The Company assumed a dividend yield of zero percent when valuing the grants under the 2015 Omnibus Incentive Plan because the Company does not intend to pay dividends on its common stock. Expected volatility is based on the historical volatility of the Company for the expected term. The expected term represents the period of time from the date of grant to the end of the three-year performance period.

The compensation cost that has been charged against income for the Company’s 2015 Omnibus Incentive Plan was $26.7 million for fiscal 2026, $40.2 million for fiscal 2025, and $36.0 million for fiscal 2024, and it is included within operating expenses in the consolidated statements of operations. The total income tax benefit recognized in the consolidated statements of operations was $7.2 million in fiscal 2026, $11.3 million in fiscal 2025, and $9.7 million in fiscal 2024. Total unrecognized compensation cost for all awards under the 2015 Omnibus Incentive Plan is $15.9 million as of June 27, 2026. This cost is expected to be recognized over a weighted-average period of 1.0 year.

The following table summarizes the stock option activity for fiscal 2026 under the 2015 Omnibus Incentive Plan.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In millions)
Outstanding as of June 28, 2025	471,034	$28.72
Exercised	(133,984)	$27.26
Outstanding, vested, and exercisable as of June 27, 2026	337,050	$29.30	1.2	$27.3

The intrinsic value of exercised options was $9.4 million, $10.4 million, and $0.6 million for fiscal 2026, fiscal 2025 and fiscal 2024, respectively.

The following table summarizes the changes in nonvested restricted shares and restricted stock units for fiscal 2026 under the 2015 Omnibus Incentive Plan.

	Shares	Weighted Average Grant Date Fair Value
Nonvested as of June 28, 2025	1,268,361	$69.38
Performance shares adjustment	100,368	$67.84
Vested	(706,108)	$64.43
Forfeited	(30,549)	$70.40
Nonvested as of June 27, 2026	632,072	$74.62

The total fair value of shares vested was $70.6 million, $56.3 million, and $60.2 million for fiscal 2026, fiscal 2025, and fiscal 2024, respectively.

The Performance Food Group Company 2024 Omnibus Incentive Plan

The 2024 Omnibus Incentive Plan allows for the granting of awards to current employees, officers, directors, consultants, and advisors of the Company. The terms and conditions of awards granted under the 2024 Omnibus Incentive Plan are determined by the Board of Directors. There are 6.9 million shares of common stock authorized and reserved for issuance under the 2024 Omnibus Incentive Plan, which includes the 4.2 million additional shares authorized under the 2024 Omnibus Incentive Plan and the shares that remained available for future grants under the 2015 Omnibus Incentive Plan. As of June 27, 2026, there remained 6.5 million shares available for grant under the 2024 Omnibus Incentive Plan.

Shares of time-based restricted stock granted in fiscal 2026 and fiscal 2025 vest ratably over three years from the date of the grant. No stock options were granted from the 2024 Omnibus Incentive Plan in fiscal 2026 or fiscal 2025. Performance-based restricted shares granted vest upon the achievement of a specified Relative TSR, a market condition, at the end of a three-year performance period. Actual shares earned range from 0% to 200% of the initial grant, depending upon performance relative to the Relative TSR goal. Restricted stock units and deferred stock units granted to non-employee directors vest in full on the earlier of the first anniversary of the date of grant or the next regularly scheduled annual meeting of the stockholders of the Company.

The fair values of time-based restricted shares, restricted stock units, and deferred stock units were based on the Company’s closing stock price as of the date of grant.

The Company, with the assistance of a third-party valuation expert, estimated the fair value of performance-based restricted shares with a Relative TSR market condition granted in fiscal 2026 using a Monte Carlo simulation with the following weighted-average assumptions:

For the Fiscal Year Ended June 27, 2026
Risk-Free Interest Rate	3.62%
Dividend Yield	0.00%
Expected Volatility	25.05%
Expected Term (in years)	2.82
Fair Value of Awards Granted	$130.44

The risk-free interest rate is based on a zero-coupon risk-free interest rate derived from the Treasury Constant Maturities yield curve at the time of grant for the expected term. The Company assumed a dividend yield of zero percent when valuing the grants under the 2024 Omnibus Incentive Plan because the Company does not intend to pay dividends on its common stock. Expected volatility is based on the historical volatility of the Company for the expected term. The expected term represents the period of time from the date of grant to the end of the three-year performance period.

The compensation cost that has been charged against income for the Company’s 2024 Omnibus Incentive Plan was $14.5 million for fiscal 2026 and $0.2 million for fiscal 2025, and it is included within operating expenses in the consolidated statements of operations. The total income tax benefit recognized in the consolidated statements of operations was $3.9 million in fiscal 2026 and less than $0.1 million in fiscal 2025. Total unrecognized compensation cost for all awards under the 2024 Omnibus Incentive Plan is $33.3 million as of June 27, 2026. This cost is expected to be recognized over a weighted-average period of 2.1 years.

The following table summarizes the changes in nonvested restricted shares for fiscal 2026 under the 2024 Omnibus Incentive Plan.

	Shares	Weighted Average Grant Date Fair Value
Nonvested as of June 28, 2025	15,293	$85.64
Granted	461,554	$104.49
Vested	(4,284)	$85.31
Forfeited	(11,990)	$98.99
Nonvested as of June 27, 2026	460,573	$104.19

The total fair value of shares vested was $0.4 million for fiscal 2026.

19. Segment Information

Based on the Company’s organizational structure and how the Company’s management reviews operating results and makes decisions about resource allocation, the Company has three reportable segments: Foodservice, Convenience, and Specialty.

The Foodservice segment distributes a broadline assortment of products under national brands, customer brands, and our Performance Brands. Foodservice sells to independent and multi-unit chain restaurants and other institutions such as schools, healthcare facilities, business and industry locations, and retail establishments. Our chain customers are multi-unit restaurants with five or more locations and include some of the most recognizable family and casual dining restaurant chains. Our Convenience segment distributes candy, snacks, beverages, cigarettes, alternative nicotine products, food and foodservice-related products and other items to convenience stores across North America. Our Specialty segment distributes candy, snacks, and beverages as well as fresh and frozen perishable foods and other non-food items nationally to vending and office coffee service distributors as well as direct to consumer locations, including retailers, entertainment venues, and theaters, and provides small parcel “pick and pack” capabilities, including fulfillment of ambient, frozen, fresh and temperature sensitive items, utilizing third-party carriers to deliver order sizes too small to be served effectively by our fleet network.

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

The Company’s chief operating decision maker (“CODM”), our Chief Executive Officer, utilizes total sales and Segment Adjusted EBITDA, which is the Company’s GAAP measure of segment profit, to evaluate each operating segment’s financial performance and make decisions about resource allocation. Segment Adjusted EBITDA is defined as net income before interest expense, interest income, income taxes, depreciation, and amortization and excludes certain items that the Company does not consider part of its segments’ core operating results, including stock-based compensation expense, changes in the LIFO reserve, acquisition, integration and reorganization expenses, and gains and losses related to fuel derivatives. The CODM reviews budget-to-actual and year-over-year variances for net sales and Segment Adjusted EBITDA each month when assessing segment performance and making decisions about allocating resources to the segments.

The Company’s significant segment expenses included in the measure of segment profit, Segment Adjusted EBITDA, and regularly provided to or easily computed from information regularly provided to our CODM are Segment Cost of Goods Sold and Segment Operating Expense. Accordingly, the Company’s significant segment expenses exclude the same items that are excluded from Segment Adjusted EBITDA. The following is a reconciliation of segment revenue and significant segment expenses to Segment Adjusted EBITDA:

	Reportable Segments			Reconciling Items
(In millions)	Foodservice	Convenience	Specialty	Corporate & All Other	Eliminations	Consolidated
For the year ended June 27, 2026
Net external sales	$36,546.1	$25,965.1	$5,053.3	$275.0	$—	$67,839.5
Inter-segment sales	14.2	0.1	3.3	728.9	(746.5)	—
Total net sales	36,560.3	25,965.2	5,056.6	1,003.9	(746.5)	67,839.5

Less:
Segment cost of goods sold(1)	31,155.9	24,189.3	4,144.7
Segment operating expenses(2)	4,114.2	1,302.9	551.5
Segment other (income) expense, net(3)	(2.8)	(2.4)	—
Segment Adjusted EBITDA	1,293.0	475.4	360.4

Depreciation and amortization	546.2	164.7	53.7	49.3	—	813.9
Capital expenditures	259.0	47.2	14.9	63.0	—	384.1

For the year ended June 28, 2025
Net external sales	$33,629.5	$24,507.1	$4,900.8	$261.5	$—	$63,298.9
Inter-segment sales	16.6	0.4	4.2	693.5	(714.7)	—
Total net sales	33,646.1	24,507.5	4,905.0	955.0	(714.7)	63,298.9

Less:
Segment cost of goods sold(1)	28,742.6	22,847.3	4,024.2
Segment operating expenses(2)	3,683.5	1,254.0	532.4
Segment other (income) expense, net(3)	(1.6)	(1.1)	0.2
Segment Adjusted EBITDA	1,221.6	407.3	348.2

Depreciation and amortization	448.5	157.7	54.6	57.1	—	717.9
Capital expenditures	382.7	59.0	33.3	31.0	—	506.0

For the year ended June 29, 2024
Net external sales	$29,045.7	$24,176.9	$4,786.1	$272.5	$—	$58,281.2
Inter-segment sales	15.8	0.1	3.7	636.7	(656.3)	—
Total net sales	29,061.5	24,177.0	4,789.8	909.2	(656.3)	58,281.2

Less:
Segment cost of goods sold(1)	24,963.6	22,584.9	3,941.6
Segment operating expenses(2)	3,116.6	1,231.2	507.0
Segment other (income) expense, net(3)	(0.9)	(2.7)	0.6
Segment Adjusted EBITDA	982.2	363.6	340.6

Depreciation and amortization	294.4	153.5	49.9	58.9	—	556.7
Capital expenditures	260.1	43.7	53.8	38.0	—	395.6
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

	Fiscal Year Ended
(In millions)	June 27, 2026	June 28, 2025	June 29, 2024
Foodservice Adjusted EBITDA	1,293.0	1,221.6	982.2
Convenience Adjusted EBITDA	475.4	407.3	363.6
Specialty Adjusted EBITDA	360.4	348.2	340.6
Corporate & All Other	(199.4)	(210.2)	(180.3)
Depreciation and amortization	(813.9)	(717.9)	(556.7)
Interest expense	(413.7)	(358.4)	(232.2)
Change in LIFO reserve	(101.1)	(88.1)	(62.3)
Stock-based compensation expense	(51.5)	(47.8)	(41.9)
Gain (loss) on fuel derivatives	9.5	(0.2)	1.8
Acquisition, integration & reorganization expenses	(40.0)	(87.8)	(23.7)
Other adjustments (4)	(32.9)	(7.9)	5.7
Income before taxes	$485.8	$458.8	$596.8
(4)
Other adjustments includes a $3.8 million gain on the sale of a Foodservice warehouse facility in fiscal 2025, amounts related to certain litigation-related accruals, professional fees related to the modification of debt, franchise tax expense, gains and losses on disposals of fixed assets, foreign currency transaction gains and losses, insurance proceeds due to hurricane and other weather-related events, favorable and unfavorable leases, and other adjustments permitted by our ABL Facility. Additionally, for the fiscal year ended June 27, 2026, Other adjustments includes $20.2 million of legal and professional fees incurred in connection with shareholder activism and the clean team agreement with US Foods Holding Corp.

Total assets by reportable segment and the reconciling items for Corporate & All Other, excluding intercompany receivables between segments, are as follows:

(In millions)	As of June 27, 2026	As of June 28, 2025
Foodservice	$11,964.1	$11,271.1
Convenience	4,461.5	4,276.8
Specialty	1,623.6	1,586.9
Corporate & All Other	799.9	746.4
Total assets	$18,849.1	$17,881.2

The sales mix for the Company’s principal product and service categories is as follows:

(In millions)	For the fiscal year ended June 27, 2026	For the fiscal year ended June 28, 2025	For the fiscal year ended June 29, 2024
Cigarettes	$14,993.9	$14,529.5	$14,390.8
Center of the plate	14,891.7	13,157.4	11,509.8
Canned and dry groceries	6,772.9	6,067.2	5,631.1
Frozen Foods	6,458.0	6,571.0	5,564.9
Candy/snack/theater and concession	5,765.7	5,371.9	5,211.4
Refrigerated and dairy products	5,145.5	5,154.5	4,441.3
Paper products and cleaning supplies	3,814.6	3,570.4	3,209.6
Beverage	3,774.2	3,492.3	3,053.2
Alternative nicotine products	3,750.6	3,424.0	2,857.9
Produce	1,583.7	1,429.3	1,346.3
Other miscellaneous goods and services	888.7	531.4	1,064.9
Total	$67,839.5	$63,298.9	$58,281.2

Cigarette sales represented 22.1%, 23.0%, and 24.7% of net sales for the years ended June 27, 2026, June 28, 2025, and June 29, 2024, respectively. The Company’s significant suppliers include Altria Group, Inc. (parent company of Philip Morris USA Inc.) and R.J. Reynolds Tobacco Company, which, in the aggregate, represents approximately 19.0%, 20.4%, and 22.4% of products purchased for the years ended June 27, 2026, June 28, 2025, and June 29, 2024, respectively. Although cigarettes represent a significant portion of the Company’s total net sales and cost of goods sold, the majority of the Company’s gross profit is generated from the sales of food and food-related products.

SCHEDULE 1—Registrant’s Condensed Financial Statements

PERFORMANCE FOOD GROUP COMPANY

Parent Company Only

CONDENSED BALANCE SHEETS

(In millions, except per share data)	As of June 27, 2026	As of June 28, 2025
ASSETS
Investment in wholly owned subsidiary	$5,029.0	$4,582.2
Total assets	$5,029.0	$4,582.2
LIABILITIES AND SHAREHOLDERS’ EQUITY
Intercompany payable	129.7	109.8
Total liabilities	129.7	109.8
Commitments and contingencies
Shareholders’ equity:
Common Stock
Common Stock: $0.01 par value per share, 1.0 billion shares authorized, 156.1 million shares issued and outstanding as of June 27, 2026; 154.9 million shares issued and outstanding as of June 28, 2025	1.6	1.5
Additional paid-in capital	2,899.0	2,831.0
Retained earnings	1,998.7	1,639.9
Total shareholders’ equity	4,899.3	4,472.4
Total liabilities and shareholders’ equity	$5,029.0	$4,582.2

See accompanying notes to condensed financial statements.

PERFORMANCE FOOD GROUP COMPANY

Parent Company Only

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In millions)	Fiscal year ended June 27, 2026	Fiscal year ended June 28, 2025	Fiscal year ended June 29, 2024
Operating expenses	$1.1	$1.1	$0.9
Operating loss	(1.1)	(1.1)	(0.9)
Loss before equity in net income of subsidiary	(1.1)	(1.1)	(0.9)
Equity in net income of subsidiary, net of tax	360.4	341.3	436.8
Net income	359.3	340.2	435.9
Other comprehensive loss	(0.5)	(7.2)	(10.0)
Total comprehensive income	$358.8	$333.0	$425.9

See accompanying notes to condensed financial statements.

PERFORMANCE FOOD GROUP COMPANY

Parent Company Only

CONDENSED STATEMENTS OF CASH FLOWS

(In millions)	Fiscal year ended June 27, 2026	Fiscal year ended June 28, 2025	Fiscal year ended June 29, 2024
Cash flows from operating activities:
Net income	359.3	$340.2	$435.9
Adjustments to reconcile net income to net cash provided by operating activities
Equity in net income of subsidiary	(360.4)	(341.3)	(436.8)
Changes in operating assets and liabilities, net
Intercompany payables	19.9	8.8	20.2
Net cash provided by operating activities	18.8	7.7	19.3
Cash flows from investing activities:
Capital contribution to subsidiary	(36.9)	(32.7)	(15.5)
Distribution from subsidiary	1.5	57.6	78.1
Net cash (used in) provided by investing activities	(35.4)	24.9	62.6
Cash flows from financing activities:
Proceeds from exercise of stock options	6.4	11.1	2.2
Proceeds from employee stock purchase plan	36.9	32.7	15.5
Cash paid for shares withheld to cover taxes	(25.2)	(18.8)	(21.5)
Repurchase of common stock	(1.5)	(57.6)	(78.1)
Net cash provided by (used in) financing activities	16.6	(32.6)	(81.9)
Net increase in cash and restricted cash	—	—	—
Cash and restricted cash, beginning of period	—	—	—
Cash and restricted cash, end of period	$—	$—	$—

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

Based on our assessment, under the criteria established in Internal Control—Integrated Framework (2013) issued by the COSO, management has concluded that the Company maintained effective internal control over financial reporting as of June 27, 2026.

The effectiveness of the Company’s internal control over financial reporting as of June 27, 2026 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report, which appears in Item 8.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) under the Exchange Act), that occurred during the fiscal quarter ended June 27, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

The table below shows the plan(s) or other arrangement(s) adopted or terminated during the three months ended June 27, 2026, providing for the purchase and/or sale of Performance Food Group securities by the Company’s director(s) and Section 16 officer(s):

Name	Title	Action	Date	Rule 10b5-1 (1)	Non-Rule 10b5-1 (2)	Number of Securities Covered	Expiration Date (3)
Chasity D. Grosh	Senior Vice President and Chief Accounting Officer	Adopt	May 13, 2026	X		100% net shares of common stock (not yet determinable) resulting from the vesting of certain equity awards (net shares are net of tax withholding) to be sold	August 25, 2027
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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be included in our definitive proxy statement for the 2026 Annual Meeting of Stockholders under the captions “Corporate Governance at Performance Food Group,” “Executive Officers of the Company,” “Election of Directors,” and “Insider Trading Policy” and is incorporated herein by reference. We expect to file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended June 27, 2026.

Item 11. Executive Compensation

The information required by this item will be included in our definitive proxy statement for the 2026 Annual Meeting of Stockholders under the captions “Compensation Discussion and Analysis,” “Report of the Human Capital and Compensation Committee,” “Compensation Committee Interlocks and Insider Participation,” “Executive Compensation,” and “Compensation of Directors” and is incorporated herein by reference. We expect to file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended June 27, 2026.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in our definitive proxy statement for the 2026 Annual Meeting of Stockholders under the captions “Ownership of Securities” and “Equity Compensation Plan Information” and is incorporated herein by reference. We expect to file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended June 27, 2026.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in our definitive proxy statement for the 2026 Annual Meeting of Stockholders under the captions “Election of Directors,” “Corporate Governance at Performance Food Group” and “Transactions with Related Persons” and is incorporated herein by reference. We expect to file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended June 27, 2026.

Item 14. Principal Accountant Fees and Services

The information required by this item will be included in our definitive proxy statement for the 2026 Annual Meeting of Stockholders under the caption “Ratification of Independent Registered Public Accounting Firm” and is incorporated herein by reference. We expect to file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended June 27, 2026.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)
The following documents are filed, or incorporated by reference, as part of this Form 10-K:
1.
All financial statements. See Index to Consolidated Financial Statements on page 35 of this Form 10-K.
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

4.2

Form of 4.250% Senior Notes due 2029 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-37578) filed with the Securities and Exchange Commission on July 26, 2021).

4.3

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

4.4

Form of 6.125% Senior Notes due 2032 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-37578) filed with the Securities and Exchange Commission on September 12, 2024).

4.5

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

4.6

Form of 5.625% Senior Notes due 2034 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-37578) filed with the Securities and Exchange Commission on February 19, 2026).

4.7

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

10.20

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

10.21†

Amendment No. 2 to Performance Food Group Company Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37578) filed with the Securities and Exchange Commission on November 6, 2024).

10.22†

Performance Food Group Company 2024 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37578) filed with the Securities and Exchange Commission on November 20, 2024).

10.23†

Form of Time-Based Restricted Stock Agreement under the 2024 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37578) filed with the Securities and Exchange Commission on February 5, 2025).

10.24†

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

10.26

Cooperation Agreement, by and among Performance Food Group Company, Sachem Head Capital Management LP, Sachem Head LP and each of the parties listed on Schedule A thereto, dated as of September 23, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37578) filed with the Securities and Exchange Commission on September 23, 2025).

19

Performance Food Group Company Securities (Insider) Trading Policy (incorporated by reference to Exhibit 19 to the Company’s Annual Report on Form 10-K (File No. 001-37578) filed with the Securities and Exchange Commission on August 13, 2025).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on the 12th day of August 2026.

PERFORMANCE FOOD GROUP COMPANY (Registrant)

By:	/s/ Scott E. McPherson
Name:	Scott E. McPherson
Title:	Chief Executive Officer and President
(Principal Executive Officer and Authorized Signatory)

POWER OF ATTORNEY

Know all persons by these presents, that each person whose signature appears below hereby constitutes and appoints A. Brent King as his or her true and lawful attorney-in-fact and agent, with power to act with or without the others and with full power of substitution and resubstitution, to do any and all acts and things and to execute any and all instruments which said attorney and agent and each of them may deem necessary or desirable to enable the registrant to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission thereunder in connection with the registrant’s Annual Report on Form 10-K for the fiscal year ended June 27, 2026 (the “Annual Report”), including specifically, but without limiting the generality of the foregoing, power and authority to sign the name of the registrant and the name of the undersigned, individually and in his or her capacity as a director or officer of the registrant, to the Annual Report as filed with the Securities and Exchange Commission, to any and all amendments thereto, and to any and all instruments or documents filed as part thereof or in connection therewith; and each of the undersigned hereby ratifies and confirms all that said attorney and agent and each of them shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 12th day of August 2026.

Signatures	Title

/s/ Scott E. McPherson	Chief Executive Officer and President
Scott E. McPherson	(Principal Executive Officer)

/s/ H. Patrick Hatcher	Executive Vice President & Chief Financial Officer
H. Patrick Hatcher	(Principal Financial Officer)

/s/ Chasity Grosh	Chief Accounting Officer
Chasity Grosh	(Principal Accounting Officer)

/s/ George L. Holm	Executive Chair of the Board
George L. Holm

/s/ Barbara J. Beck	Director
Barbara J. Beck

/s/ Danielle M. Brown	Director
Danielle M. Brown

/s/ William F. Dawson Jr.	Director
William F. Dawson Jr.

/s/ Scott D. Ferguson	Director
Scott D. Ferguson

/s/ Manuel A. Fernandez	Director
Manuel A. Fernandez

/s/ Laura J. Flanagan	Director
Laura J. Flanagan

/s/ Matthew C. Flanigan	Director
Matthew C. Flanigan

/s/ Kimberly S. Grant	Director
Kimberly S. Grant

/s/ Jeffrey M. Overly	Director
Jeffrey M. Overly

/s/ David V. Singer	Director
David V. Singer

/s/ Randall N. Spratt	Director
Randall N. Spratt

/s/ Warren M. Thompson	Director
Warren M. Thompson