Form 10-Q
period 2026-09-26
Performance Food Group Co
filed 2026-11-04
CIK 1618673

mil

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2026

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

157,784,532 shares of common stock were outstanding as of October 28, 2026.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q (this “Form 10-Q”) may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. All statements, other than statements of historical facts included in this Form 10-Q, including statements concerning our plans, objectives, goals, beliefs, business strategies, future events, business conditions, results of operations, financial position, business outlook, business trends and other information, are forward-looking statements. Words such as “estimates,” “expects,” “contemplates,” “will,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts,” “may,” “should” and variations of such words or similar expressions are intended to identify forward-looking statements. The forward-looking statements are not historical facts, and are based upon our current expectations, beliefs, estimates and projections, and various assumptions, many of which, by their nature, are inherently uncertain and beyond our control. Our expectations, beliefs, estimates, and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs, estimates and projections will result or be achieved, and actual results may vary materially from what is expressed in or indicated by the forward-looking statements.

There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. Such risks, uncertainties and other important factors that could cause actual results to differ include, among others, the risks, uncertainties and factors set forth under Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended June 27, 2026 (the “Form 10-K”), as such risk factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission (the “SEC”), and are accessible on the SEC’s website at www.sec.gov, and also include the following:

•
costs and risks associated with a potential cybersecurity incident or other technology disruption;
•
our reliance on technology and risks associated with disruption or delay in implementation of new or emerging technology, including artificial intelligence (“AI”), and the integration of AI into our processes;
•
economic and market conditions and developments, including inflation or other adverse changes such as a downturn in economic conditions, geopolitical events, tariff increases or modifications, or a public health crisis, negatively affecting consumer confidence and discretionary spending;
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
•
changes in eating habits of consumers, including the impact of advancements in pharmaceutical therapies, which may reduce the consumption of food prepared away from home;
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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except per share data)	As of September 26, 2026	As of June 27, 2026
ASSETS
Current assets:
Cash	$35.9	$92.4
Accounts receivable, less allowances of $68.9 and $71.4	3,009.0	3,054.3
Inventories, net	4,603.5	4,333.0
Income taxes receivable	9.4	69.5
Prepaid expenses	274.4	211.3
Other current assets	69.1	48.6
Total current assets	8,001.3	7,809.1
Goodwill	3,566.1	3,565.0
Other intangible assets, net	1,481.8	1,544.6
Property, plant and equipment, net	4,722.5	4,784.9
Operating lease right-of-use assets	888.1	898.5
Other assets	240.0	247.0
Total assets	$18,899.8	$18,849.1
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable and outstanding checks in excess of deposits	3,719.0	3,693.4
Accrued expenses and other current liabilities	869.8	1,091.4
Finance lease obligations—current installments	263.8	265.4
Operating lease obligations—current installments	111.4	108.5
Total current liabilities	4,964.0	5,158.7
Long-term debt	5,170.0	5,006.8
Deferred income tax liability, net	955.7	974.8
Finance lease obligations, excluding current installments	1,515.3	1,537.2
Operating lease obligations, excluding current installments	852.4	864.6
Other long-term liabilities	388.5	407.7
Total liabilities	13,845.9	13,949.8
Commitments and contingencies (Note 11)
Shareholders’ equity:
Common Stock: $0.01 par value per share, 1.0 billion shares authorized, 156.8 million shares issued and outstanding as of September 26, 2026; 156.1 million shares issued and outstanding as of June 27, 2026	1.6	1.6
Additional paid-in capital	2,914.1	2,899.0
Accumulated other comprehensive income (loss), net of tax (expense) benefit of ($2.3) and $1.1	6.3	(3.7)
Retained earnings	2,131.9	2,002.4
Total shareholders’ equity	5,053.9	4,899.3
Total liabilities and shareholders’ equity	$18,899.8	$18,849.1

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per share data)	Three Months Ended September 26, 2026	Three Months Ended September 27, 2025
Net sales	$18,018.4	$17,075.9
Cost of goods sold	15,830.9	15,059.3
Gross profit	2,187.5	2,016.6
Operating expenses	1,915.3	1,791.9
Operating profit	272.2	224.7
Other expense, net:
Interest expense	98.4	104.4
Other, net	0.7	(1.2)
Other expense, net	99.1	103.2
Income before taxes	173.1	121.5
Income tax expense	43.6	27.9
Net income	$129.5	$93.6
Weighted-average common shares outstanding:
Basic	156.7	155.5
Diluted	157.5	156.9
Earnings per common share:
Basic	$0.83	$0.60
Diluted	$0.82	$0.60

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In millions)	Three Months Ended September 26, 2026	Three Months Ended September 27, 2025
Net income	$129.5	$93.6
Other comprehensive income (loss), net of tax
Interest rate swaps:
Change in fair value, net of tax	0.7	0.1
Reclassification adjustment, net of tax	(0.1)	(0.3)
Fuel derivatives:
Change in fair value, net of tax	12.5	—
Reclassification adjustment, net of tax	(3.4)	—
Foreign currency translation adjustment, net of tax	0.3	(0.9)
Other comprehensive income (loss)	$10.0	$(1.1)
Total comprehensive income	$139.5	$92.5

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Shareholders’
(In millions)	Shares	Amount	Capital	Loss	Earnings	Equity
Balance as of June 28, 2025	154.9	$1.5	$2,831.0	$(3.2)	$1,643.1	$4,472.4
Net income	—	—	—	—	93.6	93.6
Interest rate swaps, net of tax	—	—	—	(0.2)	—	(0.2)
Foreign currency translation adjustment, net of tax	—	—	—	(0.9)	—	(0.9)
Issuance of common stock under stock-based compensation plans	0.6	0.1	(21.6)	—	—	(21.5)
Issuance of common stock under employee stock purchase plan	0.2	—	17.1	—	—	17.1
Stock-based compensation expense	—	—	13.0	—	—	13.0
Balance as of September 27, 2025	155.7	$1.6	$2,839.5	$(4.3)	$1,736.7	$4,573.5

Balance as of June 27, 2026	156.1	$1.6	$2,899.0	$(3.7)	$2,002.4	$4,899.3
Net income	—	—	—	—	129.5	129.5
Interest rate swaps, net of tax	—	—	—	0.6	—	0.6
Fuel derivatives, net of tax	—	—	—	9.1	—	9.1
Foreign currency translation adjustment, net of tax	—	—	—	0.3	—	0.3
Issuance of common stock under stock-based compensation plans	0.5	—	(17.1)	—	—	(17.1)
Issuance of common stock under employee stock purchase plan	0.2	—	19.0	—	—	19.0
Stock-based compensation expense	—	—	13.2	—	—	13.2
Balance as of September 26, 2026	156.8	$1.6	$2,914.1	$6.3	$2,131.9	$5,053.9

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)	Three Months Ended September 26, 2026	Three Months Ended September 27, 2025
Cash flows from operating activities:
Net income	$129.5	$93.6
Adjustments to reconcile net income to net cash used in operating activities
Depreciation	149.7	128.7
Amortization of intangible assets	61.0	66.7
Amortization of deferred financing costs	2.7	3.4
Provision for losses on accounts receivables	2.0	4.4
Change in LIFO reserve	18.7	24.5
Stock-based compensation expense	13.2	13.0
Deferred income tax (benefit) expense	(22.5)	20.4
Other non-cash activities	—	0.6
Changes in operating assets and liabilities, net
Accounts receivable	42.1	(2.4)
Inventories	(272.4)	(551.8)
Income taxes receivable	60.1	2.3
Prepaid expenses and other assets	(71.9)	8.2
Trade accounts payable and outstanding checks in excess of deposits	23.5	201.3
Accrued expenses and other liabilities	(225.0)	(158.1)
Net cash used in operating activities	(89.3)	(145.2)
Cash flows from investing activities:
Purchases of property, plant and equipment	(53.9)	(78.9)
Net cash paid for acquisitions	(4.1)	—
Proceeds from sale of property, plant and equipment and other	4.2	0.9
Net cash used in investing activities	(53.8)	(78.0)
Cash flows from financing activities:
Net borrowings under ABL Facility	162.3	246.3
Payments under finance lease obligations	(70.3)	(57.5)
Net cash paid for acquisitions	(1.5)	(1.5)
Payments of other debt	(5.8)	—
Proceeds from employee stock purchase plan	19.0	17.1
Proceeds from exercise of stock options	2.6	3.3
Cash paid for shares withheld to cover taxes	(19.7)	(24.8)
Net cash provided by financing activities	86.6	182.9
Net decrease in cash and restricted cash	(56.5)	(40.3)
Cash and restricted cash, beginning of period	103.1	86.7
Cash and restricted cash, end of period	$46.6	$46.4

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

(In millions)	As of September 26, 2026	As of June 27, 2026
Cash	$35.9	$92.4
Restricted cash(1)	10.7	10.7
Total cash and restricted cash	$46.6	$103.1
(1)
Restricted cash is reported within other assets and represents the amounts required by insurers to collateralize a part of the deductibles for the Company’s workers’ compensation and liability claims along with cash required by a healthcare benefits and claims administration arrangement to maintain a healthcare imprest account for eligible healthcare expenses.

Supplemental disclosures of cash flow information are as follows:

(In millions)	Three Months Ended September 26, 2026	Three Months Ended September 27, 2025
Cash paid during the period for:
Interest (net of amounts capitalized)	$136.3	$112.0
Income taxes (net of refunds received)	3.7	2.2

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Summary of Business Activities

Business Overview

Performance Food Group Company, through its subsidiaries, markets and distributes primarily national and Company-branded food and food-related products to customer locations across North America. The Company serves both of the major customer types in the restaurant industry: (i) independent customers, and (ii) multi-unit, or chain, customers, which include some of the most recognizable family and casual dining restaurant chains, as well as schools, business and industry locations, healthcare facilities, and retail establishments.

The Company also specializes in distributing candy, snacks, beverages, cigarettes, alternative nicotine products, food and food-related products, and other non-food items nationally to convenience stores, vending and office coffee service distributors, retailers and entertainment venues, and provides small parcel “pick and pack” capabilities including fulfillment of ambient, frozen, fresh and temperature sensitive items utilizing third-party carriers to deliver order sizes too small to be served effectively by our fleet network.

Share Repurchase Program

In May 2025, the Board of Directors of the Company authorized a share repurchase program for up to $500 million of the Company’s outstanding common stock. This authorization replaced the previously authorized $300 million share repurchase program. The current share repurchase program has an expiration date of May 27, 2029 and may be amended, suspended, or discontinued at any time at the Board’s discretion, subject to compliance with applicable laws. As of September 26, 2026, $498.5 million remained available for share repurchases.

2. Summary of Significant Accounting Policies and Estimates

Basis of Presentation

The consolidated financial statements have been prepared by the Company, without audit, with the exception of the June 27, 2026 consolidated balance sheet, which was derived from the audited consolidated financial statements included in the Form 10-K. The financial statements include consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive income, consolidated statements of shareholders’ equity, and consolidated statements of cash flows. Certain prior period amounts have been reclassified to conform to current period presentation. In the opinion of management, all adjustments, which consist of normal recurring adjustments, except as otherwise disclosed, necessary to present fairly the financial position, results of operations, comprehensive income, shareholders’ equity, and cash flows for all periods presented have been made.

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. The most significant estimates used by management are related to the accounting for the allowance for doubtful accounts, reserve for inventories, impairment testing of goodwill and other intangible assets, acquisition accounting, reserves for claims and recoveries under insurance programs, vendor rebates and promotional incentives, bonus accruals, depreciation, amortization, determination of useful lives of tangible and intangible assets, leases, and income taxes. Actual results could differ from these estimates.

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

3. Recently Issued Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-05, Financial Instruments--Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This update provides a practical expedient for all entities to simplify the estimation of expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Accounting Standards Codification (“ASC”) 606: Revenue from Contracts with Customers. In developing reasonable and supportable forecasts as part of estimating expected credit losses, entities may elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. The amendments in this update should be applied on a prospective basis. This pronouncement is effective for annual periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company adopted the amendments in this update prospectively at the beginning of fiscal 2027 and elected to apply the practical expedient when estimating expected credit losses. The provisions of the new standard did not have a material impact on the Company’s results of operations, financial position, or cash flows.

In September 2025, the FASB issued ASU 2025-06, Targeted Improvements to the Accounting for Internal-Use Software, to modernize the accounting for and disclosure of internal-use software costs. This update removes all references to project stages, defines the threshold to begin capitalizing costs, and clarifies the disclosure requirements of capitalized software costs. The ASU is effective for annual periods beginning after December 15, 2027, and interim periods within those fiscal years, and can be applied retrospectively, prospectively, or on a modified transition approach. Early adoption is permitted. The Company early adopted the amendments in this update at the beginning of fiscal 2027 with a modified prospective transition approach. The provisions of the new standard did not have a material impact on the Company’s results of operations, financial position, or cash flows.

In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvement. The new guidance amends existing guidance to simplify the application of hedge accounting, enhance alignment between risk management activities and financial reporting, and provide additional flexibility in the designation and measurement of certain hedging relationships. The amendments included in the five matters addressed in this ASU are intended to better reflect hedging and risk management strategies in financial reporting by enabling entities to achieve and maintain hedge accounting for highly effective economic hedges of forecasted transactions. This pronouncement is effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods, with early adoption permitted on any date on or after the issuance of the ASU. The amendments in this ASU should be applied on a prospective basis for all hedging relationships. The Company early adopted the amendments in this update at the beginning of fiscal 2027. The provisions of the new standard did not have a material impact on the Company’s results of operations, financial position, or cash flows.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement--Reporting Comprehensive Income--Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The update improves the disclosures about a public entity’s expenses and addresses requests from investors for more detailed information about the types of expenses in commonly presented expense captions. In January 2025, the FASB released ASU 2025-01 to clarify that ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. The amendments in this update will be adopted for the fiscal year ending July 1, 2028 (“fiscal 2028”), with annual reporting requirements effective for our fiscal 2028 Annual Report on Form 10-K and interim reporting requirements effective for our Quarterly Reports on Forms 10-Q within the fiscal year ending June 30, 2029 (“fiscal 2029”). The amendments in this update should be applied prospectively; however, retrospective application is permitted. The provisions of the new standard will not impact the Company’s results of operations, financial position, or cash flows but will require the Company to expand its disclosures of the Company’s expenses. The Company is currently evaluating its processes and controls related to gathering the information needed to meet the new disclosure requirements.

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

4. Revenue Recognition

The Company markets and distributes nationally branded food and food-related products and products bearing our customers’ brands as well as Performance Brands to food-away-from-home locations across North America. The Foodservice segment primarily services restaurants and supplies a broadline assortment of products to its customers, including the Company’s Performance Brands and custom-cut meats and seafood, as well as products that are specific to each customer’s menu requirements. The Convenience segment primarily distributes candy, snacks, beverages, cigarettes and alternative nicotine products, food and food-related products, and other non-food items to convenience stores. The Specialty segment distributes candy, snacks, and beverages as well as fresh and frozen perishable foods and other non-food items nationally to vending and office coffee service distributors, retailers and entertainment venues, and provides small parcel “pick and pack” capabilities including fulfillment of ambient, frozen, fresh and temperature sensitive items utilizing third-party carriers to deliver order sizes too small to be served effectively by our fleet network. The Company disaggregates revenue by customer type and product offerings and determined that disaggregating revenue at the segment level achieves the disclosure objective to depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. Refer to Note 14. Segment Information for external revenue by reportable segment.

The Company has customer contracts in which incentives are paid upfront to certain customers. These payments have become industry practice and are not related to financing the customer’s business, nor are they associated with any distinct good or service to be received from the customer. These incentive payments are capitalized and amortized over the life of the contract or the expected life of the customer relationship on a straight-line basis, and are regularly assessed for impairment. The Company’s contract asset for these incentives totaled $79.7 million and $79.1 million as of September 26, 2026 and June 27, 2026, respectively.

5. Business Combinations

During the first quarter of fiscal 2027, the Company paid cash of $4.1 million for the controlling interest in an equity method investment reported in the Foodservice segment. Additionally, there was non-cash consideration of $3.2 million as a result of the Company’s preexisting investment in the acquired entity, net of non-cash settlements of preexisting accounts receivable and accounts payable between the Company and the acquired entity. This acquisition did not materially affect the Company’s results of operations. During the first quarter of fiscal 2026, there were no acquisitions.

6. Debt

The Company is a holding company and conducts its operations through its subsidiaries, which have incurred or guaranteed indebtedness as described below.

Debt consisted of the following:

(In millions)	As of September 26, 2026	As of June 27, 2026
ABL Facility	$2,133.3	$1,971.0
4.250% Notes due 2029, effective interest rate 4.439%	1,000.0	1,000.0
6.125% Notes due 2032, effective interest rate 6.286%	1,000.0	1,000.0
5.625% Notes due 2034, effective interest rate 5.785%	1,060.0	1,060.0
Less: Original issue discount and deferred financing costs	(23.3)	(24.2)
Long-term debt	5,170.0	5,006.8
Less: current installments	—	—
Total debt, excluding current installments	$5,170.0	$5,006.8

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

The following table summarizes outstanding borrowings, availability, and the average interest rate under the ABL Facility:

(Dollars in millions)	As of September 26, 2026	As of June 27, 2026
Aggregate borrowings	$2,133.3	$1,971.0
Letters of credit	159.9	160.3
Excess availability, net of lenders’ reserves of $126.3 and $137.2	2,706.8	2,868.7
Average interest rate, excluding impact of interest rate swaps	5.45%	5.49%

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

Upon the occurrence of a change of control triggering event or upon the sale of certain assets in which Performance Food Group, Inc. does not apply the proceeds as required, the holders of the Notes due 2029 will have the right to require Performance Food Group, Inc. to repurchase each holder’s Notes due 2029 at a price equal to 101% (in the case of a change of control triggering event) or 100% (in the case of an asset sale) of their principal amount, plus accrued and unpaid interest. Performance Food Group, Inc. may redeem all or a part of the Notes due 2029 at a redemption price equal to 100% of the principal amount redeemed, plus accrued and unpaid interest.

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

The Company intended to use the proceeds from the Notes due 2032, together with borrowings under the ABL Facility, to finance the cash consideration in connection with the Company’s acquisition of Cheney Bros., Inc. (the “Cheney Brothers Acquisition”) and to pay the fees, expenses, and other transaction costs incurred in connection with the Notes due 2032. However, since there was no requirement to hold the funds in escrow until the Cheney Brothers Acquisition closed, the net proceeds for the Notes due 2032 were used to pay down a portion of the outstanding balance of the ABL Facility. The Company subsequently funded the cash consideration for the Cheney Brothers Acquisition with borrowings under the ABL Facility.

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

The proceeds from the Notes due 2034, along with additional borrowings under the ABL Facility, were used to redeem the 5.500% Senior Notes due 2027, and to pay the fees, expenses, and other transaction costs incurred in connection with the issuance of the Notes due 2034.

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

7. Derivatives and Hedging Activities

Hedges of Forecasted Diesel Fuel Purchases

From time to time, the Company enters into costless collars or swaps to manage its exposure to fuel costs and the related variability in cash flows for its forecasted purchases of diesel fuel. At the beginning of fiscal 2027, the Company had one fuel collar contract for a notional volume of 4.1 million gallons covering a portion of its forecasted exposure between July 1, 2026 and December 31, 2026. On June 29, 2026, the Company entered into a fuel swap for a notional volume of 12.0 million gallons covering a portion of its forecasted exposure between July 1, 2026 and June 30, 2027 at a fixed price of $4.46 per gallon.

In conjunction with the Company’s adoption of ASU 2025-09, as described in Note 3. Recently Issued Accounting Pronouncements, the Company elected to designate its fuel collar and swap contracts under ASC 815, Derivatives and Hedging as cash flow hedges of forecasted diesel fuel purchases to manage the Company’s exposure to variability in diesel fuel prices. The fuel derivative instruments are recorded at a fair value of $15.7 million on the consolidated balance sheet as of September 26, 2026.

Changes in the fair value of the fuel derivative instruments are initially recognized in other comprehensive income and such amounts are subsequently reclassified into operating expenses in the same period in which the related forecasted fuel purchases affect earnings. During the first quarter of fiscal 2027, the Company realized gains of $4.9 million within operating expenses related to its fuel derivative instruments. As of September 26, 2026, the Company estimates that gains of approximately $12.0 million will be reclassified to operating expenses over the next nine months.

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

Certain of the leases for tractors, trailers, and other vehicles and equipment provide for residual value guarantees to the lessors. Circumstances that would require the subsidiary to perform under the guarantees include either (1) default on the leases with the leased assets being sold for less than the specified residual values in the lease agreements, or (2) decisions not to purchase the assets at the end of the lease terms combined with the sale of the assets, with sales proceeds less than the residual value of the leased assets specified in the lease agreements. Residual value guarantees under these operating lease agreements typically range between 6% and 20% of the value of the leased assets at inception of the lease. These leases have original terms ranging from five to 10 years and are set to expire at various dates ranging from 2026 to 2032. As of September 26, 2026, the undiscounted maximum amount of potential future payments for lease residual value guarantees totaled approximately $7.1 million, which would be mitigated by the fair value of the leased assets at lease expiration.

The following table presents the location of the right-of-use assets and lease liabilities in the Company’s consolidated balance sheet as of September 26, 2026 and June 27, 2026 (in millions), as well as the weighted-average lease term and discount rate for the Company’s leases:

Leases	Consolidated Balance Sheet Location	As of September 26, 2026	As of June 27, 2026
Assets:
Operating	Operating lease right-of-use assets	$888.1	$898.5
Finance	Property, plant and equipment, net	1,784.3	1,806.4
Total lease assets		$2,672.4	$2,704.9
Liabilities:
Current
Operating	Operating lease obligations—current installments	$111.4	$108.5
Finance	Finance lease obligations—current installments	263.8	265.4
Non-current
Operating	Operating lease obligations, excluding current installments	852.4	864.6
Finance	Finance lease obligations, excluding current installments	1,515.3	1,537.2
Total lease liabilities		$2,742.9	$2,775.7

Weighted average remaining lease term
Operating leases		9.9 years	10.1 years
Finance leases		9.2 years	9.3 years
Weighted average discount rate
Operating leases		5.6%	5.6%
Finance leases		5.7%	5.7%

The following table presents the location of lease costs in the Company’s consolidated statement of operations for the periods reported (in millions):

		Three Months Ended
Lease Cost	Statement of Operations Location	September 26, 2026	September 27, 2025
Finance lease cost:
Amortization of finance lease assets	Operating expenses	$64.3	$57.4
Interest on lease liabilities	Interest expense	25.5	23.3
Total finance lease cost		$89.8	$80.7
Operating lease cost	Operating expenses	42.8	43.7
Short-term lease cost	Operating expenses	12.9	14.7
Total lease cost		$145.5	$139.1

The following table presents the supplemental cash flow information related to leases for the periods reported (in millions):

	Three Months Ended
	September 26, 2026	September 27, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$40.7	$40.6
Operating cash flows from finance leases	25.5	23.3
Financing cash flows from finance leases	70.3	57.5
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	8.6	20.0
Finance leases	47.3	122.5

The following table presents the future minimum lease payments under non-cancelable leases as of September 26, 2026 (in millions):

Fiscal Year	Operating Leases	Finance Leases
2027	$123.1	$271.7
2028	156.1	338.2
2029	141.1	314.2
2030	127.4	286.8
2031	114.8	251.5
Thereafter	643.4	951.9
Total future minimum lease payments	$1,305.9	$2,414.3
Less: Interest	342.1	635.2
Present value of future minimum lease payments	$963.8	$1,779.1

As of September 26, 2026, the Company had additional operating and finance leases that had not yet commenced, which total $292.4 million in future minimum lease payments. These lease payments relate primarily to one build-to-suit warehouse lease that will replace an existing distribution center and will commence upon building completion with a term of 25 years. In addition, these leases include vehicle leases expected to commence in fiscal 2027 with lease terms of six to nine years.

9. Fair Value of Financial Instruments

The carrying values of cash, accounts receivable, outstanding checks in excess of deposits, trade accounts payable, and accrued expenses approximate their fair values because of the relatively short maturities of those instruments. The derivative assets and liabilities are recorded at fair value on the balance sheet. The fair value of long-term debt, which has a carrying value of $5,170.0 million and $5,006.8 million, is $5,050.6 million and $4,987.7 million at September 26, 2026 and June 27, 2026, respectively, and is determined by reviewing current market pricing related to comparable debt issued at the time of the balance sheet date, and is considered a Level 2 measurement.

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

The Company’s effective tax rate was 25.2% for the three months ended September 26, 2026 and 23.0% for the three months ended September 27, 2025. The effective tax rate varies from the 21% statutory rate primarily due to state and foreign taxes, federal credits and other permanent items. The excess tax benefit of exercised and vested stock awards is treated as a discrete item. The effective tax rate for the three months ended September 26, 2026 differed from the prior year period primarily due to a decrease in deductible discrete items related to stock-based compensation and a decrease in federal tax credits net of valuation allowance established, partly offset by a decrease in non-deductible compensation and other non-deductible expenses and a decrease in foreign taxes as a percentage of income.

As of September 26, 2026 and June 27, 2026, the Company had net deferred tax assets of $263.8 million and $242.4 million, respectively, and deferred tax liabilities of $1,219.5 million and $1,217.2 million, respectively. As of September 26, 2026 and June 27, 2026, the Company had established a valuation allowance net of federal benefit of $20.4 million and $19.0 million, respectively, against deferred tax assets related to certain tax credit carryforwards and certain net operating losses which are not likely to be realized due to limitations on utilization. The Company believes that it is more likely than not that the remaining deferred tax assets will be realized.

11. Commitments and Contingencies

Purchase Obligations

The Company had outstanding contracts and purchase orders of $217.3 million related to capital projects and services at September 26, 2026. Amounts due under these contracts were not included on the Company’s consolidated balance sheet as of September 26, 2026.

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

Tariffs and Trade Regulations

On February 20, 2026, the U.S. Supreme Court issued a decision invalidating tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”). Because we are not the importer of record for most products we distribute, our direct exposure to potential tariff refunds is limited. We recognize tariff refunds when they become probable, as defined under ASC 450-20, under the loss recovery model. During the three months ended September 26, 2026, we recognized an immaterial amount of tariff refunds. The timing and amount of any future recovery of tariffs previously paid under IEEPA by our suppliers and passed through to the Company are uncertain and, therefore, we are unable to estimate the future financial effects of potential tariff refunds at this time.

12. Related-Party Transactions

The Company participates in, and has an equity method investment in, a purchasing alliance that was formed to obtain better pricing, to expand product options, to reduce internal costs, and to achieve greater inventory turnover. The Company’s investment in the purchasing alliance was $17.9 million as of September 26, 2026 and $14.5 million as of June 27, 2026. For the three-month periods ended September 26, 2026 and September 27, 2025, the Company recorded purchases of $844.6 million and $794.8 million, respectively, through the purchasing alliance.

13. Earnings Per Common Share

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is calculated using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. The Company’s potential common shares include outstanding stock-based compensation awards and expected issuable shares under the employee stock purchase plan. In computing diluted earnings per common share, the average closing stock price for the period is used in determining the number of shares assumed to be purchased with the assumed proceeds under the treasury stock method. Potential common shares of 0.3 million for the three months ended September 26, 2026 were not included in computing diluted earnings per common share because the effect would have been antidilutive. No potential common shares were considered antidilutive for the three months ended September 27, 2025.

A reconciliation of the numerators and denominators for the basic and diluted earnings per common share computations is as follows:

(In millions, except per share amounts)	Three Months Ended September 26, 2026	Three Months Ended September 27, 2025
Numerator:
Net income	$129.5	$93.6
Denominator:
Weighted-average common shares outstanding	156.7	155.5
Dilutive effect of potential common shares	0.8	1.4
Weighted-average dilutive common shares outstanding	157.5	156.9
Basic earnings per common share	$0.83	$0.60
Diluted earnings per common share	$0.82	$0.60

14. Segment Information

Based on the Company’s organizational structure and how the Company’s management reviews operating results and makes decisions about resource allocation, the Company has three reportable segments: Foodservice, Convenience, and Specialty.

The Foodservice segment distributes a broadline assortment of products under national brands, customer brands, and our Performance Brands. Foodservice sells to independent and multi-unit chain restaurants and other institutions such as schools, healthcare facilities, business and industry locations, and retail establishments. Our chain customers are multi-unit restaurants with five or more locations and include some of the most recognizable family and casual dining restaurant chains. Our Convenience segment distributes candy, snacks, beverages, cigarettes, alternative nicotine products, food and food-related products and other non-food items to convenience stores across North America. Our Specialty segment distributes candy, snacks, and beverages as well as fresh and frozen perishable foods and other non-food items nationally to vending and office coffee service distributors, retailers and entertainment venues, and provides small parcel “pick and pack” capabilities, including fulfillment of ambient, frozen, fresh and temperature sensitive items, utilizing third-party carriers to deliver order sizes too small to be served effectively by our fleet network.

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

The Company’s chief operating decision maker (“CODM”), our Chief Executive Officer, utilizes total net sales and Segment Adjusted EBITDA, which is the Company’s GAAP measure of segment profit, to evaluate each operating segment’s financial performance and make decisions about resource allocation. Segment Adjusted EBITDA is defined as net income before interest expense, interest income, income taxes, depreciation, and amortization and excludes certain items that the Company does not consider part of its segments’ core operating results, including changes in the last-in-first-out (“LIFO”) reserve, stock-based compensation expense, and acquisition and business optimization expenses. The CODM reviews budget-to-actual and year-over-year variances for total net sales and Segment Adjusted EBITDA each month when assessing segment performance and making decisions about allocating resources to the segments.

The Company’s significant segment expenses included in the measure of segment profit, Segment Adjusted EBITDA, and regularly provided to or easily computed from information regularly provided to our CODM are Segment Cost of Goods Sold and Segment Operating Expense. Accordingly, the Company’s significant segment expenses exclude the same items that are excluded from Segment Adjusted EBITDA.

The following is a reconciliation of segment revenue and significant segment expenses to Segment Adjusted EBITDA:

	Reportable Segments			Reconciling Items
(In millions)	Foodservice	Convenience	Specialty	Corporate & All Other	Eliminations	Consolidated
For the three months ended September 26, 2026
Net external sales	$9,602.3	$6,934.4	$1,406.4	$75.3	$—	$18,018.4
Inter-segment sales	2.3	5.7	0.9	194.5	(203.4)	—
Total net sales	$9,604.6	$6,940.1	$1,407.3	$269.8	$(203.4)	$18,018.4

Less:
Segment cost of goods sold(1)	8,131.4	6,476.2	1,163.8
Segment operating expenses(2)	1,106.2	338.6	154.0
Segment other (income) expense, net(3)	(0.9)	(0.3)	—
Segment Adjusted EBITDA	$367.9	$125.6	$89.5

Depreciation and amortization	$142.2	$41.1	$14.2	$13.2	$—	$210.7
Capital expenditures	$46.0	$9.6	$1.2	$(2.9)	$—	$53.9

For the three months ended September 27, 2025
Net external sales	$9,142.6	$6,586.9	$1,275.4	$71.0	$—	$17,075.9
Inter-segment sales	3.5	—	0.8	179.2	(183.5)	—
Total net sales	$9,146.1	$6,586.9	$1,276.2	$250.2	$(183.5)	$17,075.9

Less:
Segment cost of goods sold(1)	7,814.8	6,139.7	1,040.9
Segment operating expenses(2)	1,008.3	327.0	141.3
Segment other (income) expense, net(3)	(1.4)	(0.8)	—
Segment Adjusted EBITDA	$324.4	$121.0	$94.0

Depreciation and amortization	$130.3	$39.9	$13.0	$12.2	$—	$195.4
Capital expenditures	$51.5	$13.9	$2.5	$11.0	$—	$78.9
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

	Three Months Ended
(In millions)	September 26, 2026	September 27, 2025
Foodservice Adjusted EBITDA	$367.9	$324.4
Convenience Adjusted EBITDA	125.6	121.0
Specialty Adjusted EBITDA	89.5	94.0
Corporate & All Other	(55.0)	(59.3)
Depreciation and amortization	(210.7)	(195.4)
Interest expense	(98.4)	(104.4)
Change in LIFO reserve	(18.7)	(24.5)
Stock-based compensation expense	(13.2)	(13.0)
Acquisition & business optimization expenses	(12.0)	(9.2)
Other adjustments (4)	(1.9)	(12.1)
Income before taxes	$173.1	$121.5
(4)
Other adjustments include gains and losses on other commodity derivatives, insurance proceeds due to hurricane and other weather-related events, franchise tax expense, favorable and unfavorable leases, gains and losses on disposals of fixed assets, litigation-related accruals, foreign currency transaction gains and losses, and other adjustments permitted by our ABL Facility. Additionally, for the three months ended September 27, 2025, other adjustments included $9.9 million of legal and professional fees incurred in connection with shareholder activism and the clean team agreement with US Foods Holding Corp.

Total assets by reportable segment and the reconciling items for Corporate & All Other, excluding intercompany receivables between segments, are as follows:

(In millions)	As of September 26, 2026	As of June 27, 2026
Foodservice	$11,908.0	$11,964.1
Convenience	4,740.0	4,461.5
Specialty	1,530.1	1,623.6
Corporate & All Other	721.7	799.9
Total assets	$18,899.8	$18,849.1

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

Our Company

We market and distribute more than 300,000 food and food-related products to customers across North America, from our over 150 distribution centers to over 350,000 customer locations in the food-away-from-home industry. We offer our customers a broadline assortment of products including our proprietary-branded products, nationally branded products, and products bearing our customers’ brands. Our product assortment ranges from “center-of-the-plate” items (such as beef, pork, poultry, and seafood), frozen foods, and groceries to candy, snacks, and beverages. We also sell disposables, cleaning and kitchen supplies, and related products used by our customers, as well as cigarettes and alternative nicotine products. In addition to the products we offer to our customers, we provide value-added services by allowing our customers to benefit from our industry knowledge, scale, and expertise in the areas of product selection and procurement, menu development, and operational strategy.

Based on the Company’s organizational structure and how the Company’s management reviews operating results and makes decisions about resource allocation, the Company has three reportable segments: Foodservice, Convenience, and Specialty. Our Foodservice segment distributes a broadline assortment of products under national brands, customer brands, and our Performance Brands. Foodservice sells to independent and multi-unit chain restaurants and other institutions such as schools, healthcare facilities, business and industry locations, and retail establishments. Our chain customers are multi-unit restaurants with five or more locations and include some of the most recognizable family and casual dining restaurant chains. Our Convenience segment distributes candy, snacks, beverages, cigarettes, alternative nicotine products, food and food-related products and other non-food items to convenience stores across North America. Our Specialty segment distributes candy, snacks, and beverages as well as fresh and frozen perishable foods and other non-food items nationally to vending and office coffee service distributors, retailers and entertainment venues, and provides small parcel “pick and pack” capabilities, including fulfillment of ambient, frozen, fresh and temperature sensitive items, utilizing third-party carriers to deliver order sizes too small to be served effectively by our fleet network. We believe our diverse segments provide substantial opportunities for cross-segment collaboration to better serve our customers, including business development, procurement, operational best practices such as the use of new productivity technologies, and supply chain and network optimization, as well as shared corporate functions such as accounting, treasury, tax, legal, information systems, and human resources.

Key Factors Affecting Our Business

Our business, our industry and the economy are subject to a number of macroeconomic conditions triggered by developments beyond our control, which can result in reduced demand for our products. The Company and our industry may face challenges related to geopolitical dynamics and other events, which can drive economic volatility, market uncertainty, inflationary pressure, supply chain disruptions, or lower disposable incomes, negatively affecting consumer confidence and discretionary spending. We continue to actively monitor the impacts of the evolving macroeconomic and geopolitical landscape, including dynamic tariff and global trade policies, recovery of potential tariff refunds, and recent geopolitical events (including the ongoing conflicts in Ukraine and the Middle East), on all aspects of our business. Although we saw little impact from tariffs on our results during fiscal 2026 and the first quarter of fiscal 2027, rapidly evolving tariff and global trade policies and geopolitical dynamics continued to cause uncertainty. Additionally, recent hostilities and geopolitical tensions, such as the conflict in the Middle East, contributed to significantly higher fuel prices in fiscal 2026 and the first quarter of fiscal 2027. To the extent increasing fuel expenses are not able to be offset by (i) diesel fuel surcharges (which are generally recognized on a one-month lag following changes in fuel prices) and/or (ii) gains on derivative instruments, prolonged high fuel prices could adversely affect our business, financial condition, or results of operations. Further, sustained macroeconomic challenges, whether due to tariffs, rising fuel prices, or otherwise, have in the past and could in the future negatively affect consumer discretionary spending decisions within our customers’ establishments, which could negatively impact our sales and profitability.

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

Results of Operations and Adjusted EBITDA

The following table sets forth a summary of our results of operations and Adjusted EBITDA for the periods indicated:

	Three Months Ended
(In millions, except per share data)	September 26, 2026	September 27, 2025	Change	%
Net sales	$18,018.4	$17,075.9	$942.5	5.5
Cost of goods sold	15,830.9	15,059.3	771.6	5.1
Gross profit	2,187.5	2,016.6	170.9	8.5
Operating expenses	1,915.3	1,791.9	123.4	6.9
Operating profit	272.2	224.7	47.5	21.1
Other expense, net
Interest expense	98.4	104.4	(6.0)	(5.7)
Other, net	0.7	(1.2)	1.9	158.3
Other expense, net	99.1	103.2	(4.1)	(4.0)
Income before income taxes	173.1	121.5	51.6	42.5
Income tax expense	43.6	27.9	15.7	56.3
Net income (GAAP)	$129.5	$93.6	$35.9	38.4
Adjusted EBITDA (Non-GAAP)	$528.0	$480.1	$47.9	10.0
Weighted-average common shares outstanding:
Basic	156.7	155.5	1.2	0.8
Diluted	157.5	156.9	0.6	0.4
Earnings per common share:
Basic	$0.83	$0.60	$0.23	38.3
Diluted	$0.82	$0.60	$0.22	36.7

We believe that the most directly comparable GAAP measure to Adjusted EBITDA is net income. The following table reconciles Adjusted EBITDA to net income for the periods presented:

	Three Months Ended
(In millions)	September 26, 2026	September 27, 2025
Net income (GAAP)	$129.5	$93.6
Interest expense	98.4	104.4
Income tax expense	43.6	27.9
Depreciation	149.7	128.7
Amortization of intangible assets	61.0	66.7
Change in LIFO reserve (1)	18.7	24.5
Stock-based compensation expense	13.2	13.0
Acquisition & business optimization expenses (2)	12.0	9.2
Other adjustments (3)	1.9	12.1
Adjusted EBITDA (Non-GAAP)	$528.0	$480.1
(1)
Includes increases in the LIFO reserve of $0.9 million for Foodservice and $17.8 million for Convenience for the first quarter of fiscal 2027 compared to increases of $1.7 million for Foodservice and $22.8 million for Convenience for the first quarter of fiscal 2026.
(2)
Includes acquisition and integration costs related to in-process, completed and abandoned acquisitions, facility closing costs and business optimization costs incurred prior to formal launch of strategic projects with anticipated long-term benefits to the Company. These costs generally relate to professional fees.
(3)
Includes amounts related to gains and losses on other commodity derivatives, insurance proceeds due to hurricane and other weather-related events, franchise tax expense, favorable and unfavorable leases, gains and losses on disposals of fixed assets, litigation-related accruals, foreign currency transaction gains and losses, and other adjustments permitted by our ABL Facility. Additionally, for the three months ended September 27, 2025, other adjustments included $9.9 million of legal and professional fees incurred in connection with shareholder activism and the clean team agreement with US Foods Holding Corp.

Consolidated Results of Operations

Three months ended September 26, 2026 compared to the three months ended September 27, 2025

Net Sales

Net sales growth is primarily a function of acquisitions, case growth, pricing, including product inflation/deflation, and a changing mix of customers, channels, and product categories sold. Net sales increased $942.5 million, or 5.5%, for the first quarter of fiscal 2027 compared to the first quarter of fiscal 2026 primarily driven by an increase of $437.8 million resulting from an increase in organic cases sold, $261.2 million of incremental net sales from recent acquisitions, and an increase of $243.5 million related to an increase in selling price per case as a result of inflation. Total case volume increased 4.2% during the first quarter of fiscal 2027 compared to the same period of fiscal 2026. Total organic case volume increased 2.5% in the first quarter of fiscal 2027 compared to the same period of fiscal 2026. Total organic case volume benefited from a 5.5% increase in organic independent Foodservice cases, including growth in Performance Brands cases, and growth in cases sold to Foodservice’s chain business. The overall rate of product cost inflation was approximately 3.4% for the first quarter of fiscal 2027.

Gross Profit

Gross profit increased $170.9 million, or 8.5%, for the first quarter of fiscal 2027 compared to the first quarter of fiscal 2026 primarily driven by vendor rebates and promotional incentives, a favorable shift in the mix of cases sold, including growth in the independent channel which generates higher gross profit due to additional services provided, as well as recent acquisitions.

Operating Expenses

Operating expenses increased $123.4 million, or 6.9%, for the first quarter of fiscal 2027 compared to the first quarter of fiscal 2026 primarily driven by recent acquisitions, a $42.8 million increase in personnel expenses primarily related to salaries, wages, commissions and benefits, and a $34.2 million increase in fuel expenses (excluding the impact of fuel surcharges in net sales) primarily due to higher fuel prices and miles driven as a result of new business, partially offset by realized gains related to fuel hedges. The increase in operating expenses was partially offset by a $4.5 million decrease in professional fees and a $4.1 million decrease in insurance expense primarily related to auto insurance and workers’ compensation.

Net Income

Net income increased $35.9 million, or 38.4%, for the first quarter of fiscal 2027 compared to the first quarter of fiscal 2026 primarily driven by an increase in gross profit and decrease in interest expense, partially offset by increases in operating expenses and income tax expense. The decrease in interest expense was primarily the result of decreases in the average borrowings and average interest rate during the first quarter of fiscal 2027 compared to the prior year period.

The Company reported income tax expense of $43.6 million for the first quarter of fiscal 2027 compared to $27.9 million for the first quarter of fiscal 2026. Our effective tax rate for the first quarter of fiscal 2027 was 25.2% compared to 23.0% for the first quarter of fiscal 2026. The effective tax rate differed from the prior year period primarily due to a decrease in deductible discrete items related to stock-based compensation and a decrease in federal tax credits net of valuation allowance established, partly offset by a decrease in non-deductible compensation and other non-deductible expenses and a decrease in foreign taxes as a percentage of income.

Segment Results

Based on the Company’s organizational structure and how the Company’s management reviews operating results and makes decisions about resource allocation, the Company has three reportable segments: Foodservice, Convenience, and Specialty. Management evaluates the performance of these segments based on various operating and financial metrics, including their respective sales growth and Segment Adjusted EBITDA, which is the Company’s GAAP measure of segment profit. Segment Adjusted EBITDA is defined as net income before interest expense, interest income, income taxes, depreciation, and amortization and excludes certain items that the Company does not consider part of its segments’ core operating results, including changes in the LIFO reserve, stock-based compensation expense, and acquisition and business optimization expenses. See Note 14. Segment Information of the consolidated financial statements in this Form 10-Q.

Corporate & All Other is comprised of unallocated corporate overhead and certain operations that are not considered separate reportable segments based on their size. Corporate & All Other may also include capital expenditures for certain information technology projects that are transferred to the segments once placed in service.

The following tables set forth total net sales and Segment Adjusted EBITDA by reportable segment and the reconciling items for Corporate & All Other and eliminations for the periods indicated (dollars in millions):

Net Sales

	Three Months Ended
	September 26, 2026	September 27, 2025	Change	%
Foodservice	$9,604.6	$9,146.1	$458.5	5.0
Convenience	6,940.1	6,586.9	353.2	5.4
Specialty	1,407.3	1,276.2	131.1	10.3
Total segments	$17,952.0	$17,009.2	$942.8	5.5
Corporate & All Other	269.8	250.2	19.6	7.8
Intersegment eliminations	(203.4)	(183.5)	(19.9)	(10.8)
Total net sales	$18,018.4	$17,075.9	$942.5	5.5

Segment Adjusted EBITDA

	Three Months Ended
	September 26, 2026	September 27, 2025	Change	%
Foodservice	$367.9	$324.4	$43.5	13.4
Convenience	125.6	121.0	4.6	3.8
Specialty	89.5	94.0	(4.5)	(4.8)
Total segments	$583.0	$539.4	$43.6	8.1
Corporate & All Other	(55.0)	(59.3)	4.3	7.3
Total Adjusted EBITDA	$528.0	$480.1	$47.9	10.0

Segment Results—Foodservice

Three months ended September 26, 2026 compared to the three months ended September 27, 2025

Net Sales

Net sales for Foodservice increased $458.5 million, or 5.0%, from the first quarter of fiscal 2026 to the first quarter of fiscal 2027 primarily driven by $261.2 million of incremental net sales contributions from recent acquisitions, a $151.8 million increase as a result of organic case volume growth, and a $45.5 million increase related to an increase in selling price per case as a result of inflation. Total case growth for Foodservice was 4.2% and organic case growth was 1.7% for the first quarter of fiscal 2027, compared to the prior year period. Total independent case growth was 7.8% for the first quarter of fiscal 2027 compared to the prior year period. Securing new, and expanding business with, independent customers resulted in organic independent case growth of 5.5% in the first quarter of fiscal 2027 compared to the prior year period. For the first quarter of fiscal 2027, independent sales as a percentage of total Foodservice segment sales were 43.0%.

Segment Adjusted EBITDA

Adjusted EBITDA for Foodservice increased $43.5 million, or 13.4%, from the first quarter of fiscal 2026 to the first quarter of fiscal 2027 primarily as a result of an increase in gross profit, partially offset by an increase in operating expenses. Gross profit contributing to Foodservice’s Adjusted EBITDA increased $141.9 million, or 10.7%, in the first quarter of fiscal 2027, compared to the prior year period, primarily driven by growth in cases sold, a favorable shift in the mix of cases sold, including more Performance Brands products sold to independent customers, vendor rebates and promotional incentives, and recent acquisitions.

Operating expenses impacting Foodservice’s Adjusted EBITDA increased $97.9 million, or 9.7%, from the first quarter of fiscal 2026 to the first quarter of fiscal 2027 primarily as a result of recent acquisitions, a $38.5 million increase in personnel expenses primarily related to salaries, wages, commissions, and benefits, and a $24.5 million increase in fuel expenses (excluding the impact of fuel surcharges in net sales) primarily due to higher fuel prices and miles driven as a result of new business, partially offset by realized gains related to fuel hedges.

Depreciation of fixed assets and amortization of intangible assets recorded in this segment increased from $130.3 million in the first quarter of fiscal 2026 to $142.2 million in the first quarter of fiscal 2027, primarily driven by recent acquisitions.

Segment Results—Convenience

Three months ended September 26, 2026 compared to the three months ended September 27, 2025

Net Sales

Net sales for Convenience increased $353.2 million, or 5.4%, from the first quarter of fiscal 2026 to the first quarter of fiscal 2027 primarily driven by an increase of $274.4 million as a result of case growth due to the addition of new chain customers and an increase of $78.8 million related to an increase in selling price per case related to inflation, partially offset by a mix shift from cigarettes to alternative nicotine products. Total Convenience cases sold increased 4.1% in the first quarter of fiscal 2027 compared to the prior year period.

Segment Adjusted EBITDA

Adjusted EBITDA for Convenience increased $4.6 million, or 3.8%, from the first quarter of fiscal 2026 to the first quarter of fiscal 2027 primarily as a result of an increase in gross profit, partially offset by an increase in operating expenses. Gross profit contributing to Convenience’s Adjusted EBITDA increased $16.7 million, or 3.7%, for the first quarter of fiscal 2027 compared to the prior year period primarily due to vendor rebates and promotional incentives and income earned from manufacturers for distribution and related services.

Operating expenses impacting Convenience’s Adjusted EBITDA increased $11.6 million, or 3.5%, for the first quarter of fiscal 2027 compared to the prior year period primarily as a result of an $8.6 million increase in personnel expenses primarily related to salaries, wages and benefits and a $6.9 million increase in fuel expenses (excluding the impact of fuel surcharges in net sales) primarily due to higher fuel prices, partially offset by realized gains related to fuel hedges. These increases in operating expenses were partially offset by a $1.1 million decrease in fleet maintenance and repair expenses, a $1.1 million decrease in rent expense primarily related to fleet leases, and a $0.9 million decrease in insurance expense primarily related to auto insurance and workers’ compensation.

Depreciation of fixed assets and amortization of intangible assets recorded in this segment increased from $39.9 million in the first quarter of fiscal 2026 to $41.1 million in the first quarter of fiscal 2027.

Segment Results—Specialty

Three months ended September 26, 2026 compared to the three months ended September 27, 2025

Net Sales

During the current fiscal year, Specialty has revised its sales channel classifications to better align with how management evaluates operating performance and market opportunities. As a result, the former value channel is presented as grocery retail, and the theater, concessions and hospitality channels are presented on a combined basis within entertainment. Comparative channel information discussed below has been reclassified to conform to the current presentation.

Net sales for Specialty increased $131.1 million, or 10.3%, from the first quarter of fiscal 2026 to the first quarter of fiscal 2027 primarily driven by an increase of $73.0 million related to an increase in selling price per case due to a favorable channel mix as well as inflation and an increase of $58.1 million as a result of case growth in the vending, grocery retail, entertainment, and office supply channels, partially offset by declines in retail. Total Specialty cases sold increased 4.3% in the first quarter of fiscal 2027 compared to the prior year period.

Segment Adjusted EBITDA

Adjusted EBITDA for Specialty decreased $4.5 million, or 4.8%, from the first quarter of fiscal 2026 to the first quarter of fiscal 2027 primarily as a result of an increase in operating expenses, partially offset by an increase in gross profit. Gross profit contributing to Specialty’s Adjusted EBITDA increased $8.2 million, or 3.5%, for the first quarter of fiscal 2027 compared to the prior year period primarily driven by vendor rebates and promotional incentives and net sales growth.

Operating expenses impacting Specialty’s Adjusted EBITDA increased $12.7 million, or 9.0%, for the first quarter of fiscal 2027 compared to the prior year period, primarily due to a $4.3 million increase in personnel expenses primarily driven by salaries, wages and benefits, a $2.6 million increase in bad debt expense, a $2.5 million increase in fuel expenses (excluding the impact of fuel surcharges in net sales) primarily due to higher fuel prices and miles driven, partially offset by realized gains related to fuel hedges, and an increase of $1.4 million in third-party outbound freight expense.

Depreciation of fixed assets and amortization of intangible assets recorded in this segment increased from $13.0 million in the first quarter of fiscal 2026 to $14.2 million in the first quarter of fiscal 2027.

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

We are exposed to interest rate risk related to changes in interest rates for borrowings under our ABL Facility. To add stability to interest expense and manage our exposure to interest rate movements, we enter into interest rate swap agreements. These swaps are designated as cash flow hedges and involve the receipt of variable-rate amounts from a counterparty in exchange for making fixed-rate payments. As of September 26, 2026, $150.0 million of the outstanding ABL Facility balance is hedged under interest rate swaps, which results in 71% of our total debt outstanding, including finance lease obligations, being fixed-rate debt.

On May 27, 2025, the Board of Directors authorized a share repurchase program for up to $500 million of the Company’s outstanding common stock. This authorization replaced the previously authorized $300 million share repurchase program. The current share repurchase program has an expiration date of May 27, 2029. Repurchases of the Company’s outstanding common stock will be made in accordance with applicable securities laws and may be made at management’s discretion from time to time in the open market, through privately negotiated transactions or otherwise, including pursuant to Rule 10b5-1 trading plans. The share repurchase program may be amended, suspended or discontinued at any time at the Board’s discretion, and does not commit the Company to repurchase any specified number of shares of its common stock. The actual timing, number and value of the shares to be purchased under the program will be determined by the Company at its discretion and will depend on a number of factors, including the performance of the Company’s stock price, general market and other conditions, applicable legal requirements and compliance with the terms of the Company’s outstanding indebtedness. As of September 26, 2026, $498.5 million remained available for share repurchases.

Our contractual cash requirements over the next 12 months and beyond relate to our long-term debt and associated interest payments, operating and finance leases, and purchase obligations. For information regarding the Company’s expected cash requirements related to long-term debt and operating and finance leases, see Note 6. Debt and Note 8. Leases, respectively, within the Notes to Consolidated Financial Statements included in Item 1. As of September 26, 2026, the Company had total purchase obligations of $217.3 million, which includes agreements for purchases related to capital projects and services in the normal course of business, for which all significant terms have been confirmed, as well as a minimum amount due for various Company meetings and conferences. Purchase obligations also include amounts committed to various capital projects in process or scheduled to be completed in the coming fiscal years. Included in the total purchase obligations above are commitments of $85.5 million for capital projects related to warehouse expansion and improvements and warehouse equipment. The Company anticipates using cash flows from operations or borrowings under the ABL Facility to fulfill these commitments. Amounts due under these agreements were not included in the Company’s consolidated balance sheet as of September 26, 2026.

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

We believe that our cash flows from operations and available borrowing capacity will be sufficient both to meet our anticipated cash requirements over at least the next 12 months and beyond, to maintain sufficient liquidity for normal operating purposes, and to fund capital expenditures.

As of September 26, 2026, our cash balance totaled $46.6 million, including restricted cash of $10.7 million, as compared to a cash balance totaling $103.1 million, including restricted cash of $10.7 million, as of June 27, 2026.

Operating Activities

Three months ended September 26, 2026 compared to the three months ended September 27, 2025

During the first three months of fiscal 2027 and fiscal 2026, net cash used in operating activities was $89.3 million and $145.2 million, respectively. The improvement in net cash used in operating activities in the first three months of fiscal 2027 compared to the first three months of fiscal 2026 was largely driven by a change in the timing and volume of advanced purchases of inventory to take advantage of preferred pricing.

Investing Activities

Three months ended September 26, 2026 compared to the three months ended September 27, 2025

Net cash used in investing activities was $53.8 million in the first three months of fiscal 2027 compared to $78.0 million in the first three months of fiscal 2026. These investments consisted of $4.1 million cash paid for an acquisition in the first three months of fiscal 2027 compared to no cash paid for acquisitions in the first three months of fiscal 2026, along with capital purchases of property, plant, and equipment of $53.9 million and $78.9 million for the first three months of fiscal 2027 and the first three months of fiscal 2026, respectively. For the first three months of fiscal 2027, purchases of property, plant, and equipment primarily consisted of outlays for transportation equipment, information technology, warehouse equipment, and warehouse improvements and expansions. The following table presents the capital purchases of property, plant, and equipment by segment.

	Three Months Ended
(In millions)	September 26, 2026	September 27, 2025
Foodservice	$46.0	$51.5
Convenience	9.6	13.9
Specialty	1.2	2.5
Corporate & All Other	(2.9)	11.0
Total capital purchases of property, plant and equipment	$53.9	$78.9

Financing Activities

Three months ended September 26, 2026 compared to the three months ended September 27, 2025

During the first three months of fiscal 2027, net cash provided by financing activities was $86.6 million, which consisted primarily of $162.3 million in net borrowings under our ABL Facility, which was partially offset by $70.3 million in payments under finance lease obligations.

During the first three months of fiscal 2026, net cash provided by financing activities was $182.9 million, which consisted primarily of $246.3 million in net borrowings under our ABL Facility, which was partially offset by $57.5 million in payments under finance lease obligations.

The Company’s financing arrangements as of September 26, 2026 are described in Note 6. Debt of the consolidated financial statements within this Form 10-Q. As of September 26, 2026, the Company was in compliance with all of the covenants under the ABL Facility and the indentures governing the Notes due 2029, the Notes due 2032, and the Notes due 2034.

Total Assets by Segment

Total assets by segment discussed below exclude intercompany receivables between segments.

Total assets for Foodservice increased $549.9 million from $11,358.1 million as of September 27, 2025 to $11,908.0 million as of September 26, 2026 primarily due to recent acquisitions as well as increases in property, plant and equipment through additional transportation equipment under finance leases. Total assets for Foodservice decreased $56.1 million from $11,964.1 million as of June 27, 2026 to $11,908.0 million as of September 26, 2026 primarily driven by decreases in property, plant and equipment and intangible assets due to normal depreciation and amortization.

Total assets for Convenience increased $21.4 million from $4,718.6 million as of September 27, 2025 to $4,740.0 million as of September 26, 2026 primarily due to increases in inventory, prepaid expenses, and property, plant and equipment through additional transportation equipment under finance leases, partially offset by decreases in intangible assets and right-of-use assets due to normal amortization. Total assets for Convenience increased $278.5 million from $4,461.5 million as of June 27, 2026 to $4,740.0 million as of September 26, 2026 primarily due to increases in inventory due to advanced purchases to take advantage of preferred pricing, partially offset by a decrease in cash and accounts receivable.

Total assets for Specialty increased $20.2 million from $1,509.9 million as of September 27, 2025 to $1,530.1 million as of September 26, 2026 primarily due to increases in accounts receivable, partially offset by decreases in property, plant and equipment, and right-of-use assets due to normal depreciation and amortization. Total assets for Specialty decreased $93.5 million from $1,623.6 million as of June 27, 2026 to $1,530.1 million as of September 26, 2026 primarily due to decreases in inventory as a result of sales in the normal course of business, as well as decreases in accounts receivable and property, plant and equipment due to normal depreciation.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risks consist of interest rate risk and fuel price risk. There have been no material changes to our market risks since June 27, 2026. For further discussion on our exposure to market risk, see Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk in the Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 26, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to various allegations, claims, and legal actions arising in the ordinary course of business.

While it is impossible to determine with certainty the ultimate outcome of any of these proceedings, lawsuits, and claims, management believes that adequate provisions have been made or insurance secured for all currently pending proceedings so that the ultimate outcomes are not expected to have a material adverse effect on our financial position. Refer to Note 11. Commitments and Contingencies within the Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q for additional disclosure regarding litigation.

Item 1A. Risk Factors

There have been no material changes to our principal risks that we believe are material to our business, results of operations, and financial condition from the risk factors previously disclosed in the Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information relating to our purchases of the Company’s common stock during the first quarter of fiscal 2027.

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan (In millions)(2)
June 28, 2026—July 25, 2026	—	$—	—	$498.5
July 26, 2026—August 22, 2026	180,484	$104.90	—	$498.5
August 23, 2026—September 26, 2026	7,257	$104.70	—	$498.5
Total	187,741	$104.89	—
(1)
During the first quarter of fiscal 2027, the Company repurchased 187,741 shares of the Company’s common stock via share withholding for payroll tax obligations due from employees in connection with the delivery of shares of the Company’s common stock under our incentive plans.
(2)
On May 27, 2025, the Board of Directors authorized a share repurchase program for up to $500 million of the Company’s outstanding common stock. This authorization replaced the previously authorized $300 million share repurchase program. The current share repurchase program has an expiration date of May 27, 2029 and may be amended, suspended, or discontinued at any time at the Board’s discretion, subject to compliance with applicable laws. Repurchases under this program depend upon marketplace conditions and other factors, including compliance with the covenants under the ABL Facility and the indentures governing the Notes due 2029, Notes due 2032, and Notes due 2034. As of September 26, 2026, $498.5 million remained available for share repurchases.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

The table below shows the plan(s) or other arrangement(s) adopted or terminated during the three months ended September 26, 2026, providing for the purchase and/or sale of Performance Food Group securities by the Company’s director(s) and Section 16 officer(s):

Name	Title	Action	Date	Rule 10b5-1 (1)	Non-Rule 10b5-1 (2)	Number of Securities Covered	Expiration Date (3)
H. Patrick Hatcher	Executive Vice President & Chief Financial Officer	Adopt	September 2, 2026	X		10,230 shares of common stock to be sold	April 30, 2027
(1)
Intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c).
(2)
Non-Rule 10b5-1 trading arrangement as defined in Item 408 of Regulation S-K.
(3)
The plan terminates on the earlier of: (i) the expiration date noted above; (ii) the first date on which all trades set forth in the plan have been executed; or (iii) such date the plan is otherwise terminated according to its terms.

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

PERFORMANCE FOOD GROUP COMPANY (Registrant)

Dated: November 4, 2026	By:	/s/ H. Patrick Hatcher
	Name:	H. Patrick Hatcher
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)